Form 10QSB
period 1995-09-30
EXECUFIRST BANCORP INC
filed 1995-12-07
CIK 834285

                             CONFORMING EDGAR COPY



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1995

                       Commission File Number: 000-17007

                            ExecuFirst Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

               Pennsylvania                              #23-2486815
    (State or other jurisdiction of               IRS Employer Identification
     incorporation or organization)                         Number

              1513 Walnut Street, Philadelphia, Pennsylvania 19102 (Address of principal executive offices) (Zip code)

                                  215-564-3300
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                 YES    X                       NO  ____
                     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              1,226,057 shares of Issuer's Common Stock, par value
         $.01 per share, issued and outstanding as of November 20, 1995

                                  Page 1 of 22

                        Exhibit index appears on page 12

                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


                  See Annex "A"

Item 2:

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
       ------------------------------------------------------------------

         ExecuFirst Bancorp, Inc. (the "Company") and its wholly owned subsidiary, First Executive Bank (the "Bank") commenced banking operations in November, 1988. The Bank conducts its principal banking activities through its offices at 1513 Walnut Street, Philadelphia, PA and its branch office in the interior lobby of the Pepper Pavilion, Graduate Hospital, 19th and Lombard Streets, Philadelphia, PA.

Capital Resources:

         During the nine months ended September 30, 1995, the Company reported net income of $306,307. After reflecting unrealized gains on securities "available for sale," in accordance with Financial Accounting Standards Board Statement 115 in the amount of $47,247, total Shareholders' Equity increased to $7,546,009 from $6,513,867 at year-end 1994. Total Shareholders' Equity was $7,481,697 at June 30, 1995.

         The Company's ratio of Tier I Capital to total Risk-Weighted Assets increased to 9.33% as of September 30, 1995 from 9.00% as of December 31, 1994 and decreased from 9.90% as of June 30, 1995. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 6.51% compared to 6.56% as of December 31, 1994 and 6.76% as of June 30, 1995.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at September 30, 1995:


Tier I Capital                                            $7,492,000
Tier II Capital                                            1,004,000
                                                           ---------
Total Capital                                             $8,496,000

Total Average Quarterly Assets                          $115,150,000
Total Risk-Weighted Assets(1)                             80,311,000

Tier I Risk-Based Capital Ratio(2)                             9.33%
Required Tier I Risk-Based Capital Ratio                       4.00%
                                                               -----
Excess Tier I Risk-Based Capital Ratio                         5.33%

Total Risk-Based Capital Ratio(3)                             10.58%
Required Total Risk-Based Capital Ratio                        8.00%
                                                              ------
Excess Total Risk-Based Capital Ratio                          2.58%

Tier I Leverage Ratio(4)                                       6.51%
Required Tier I Leverage Ratio                                 4.00%
                                                               -----
Excess Tier I Leverage Ratio                                   2.51%


------------------------------------------------------------------
(1)      Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

         The Bank's ability to maintain the required level of capital is substantially dependent upon the success of the Bank's capital and business plans, the impact of future economic events on the Bank's loan customers, the Bank's ability to manage its interest rate risk and control its growth and other operating expenses.

         In addition to the above minimum capital requirements, effective on December 19, 1992, the Federal Reserve Bank implemented a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications that could result in a downgrading in such classifications.

Liquidity:

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of September 30, 1995, the Bank maintained $13.4 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 10.8% of the total assets at September 30, 1995 as compared to 14.1% and 9.5% at June 30, 1995, and December 31, 1994, respectively. Of the Bank's investment securities, approximately $11.4 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

         Additionally, the Bank has established two collateralized lines of credit of $15 million and $.5 million, respectively, to assist in managing the Bank's liquidity position. No amounts were outstanding on either of these facilities as of September 30, 1995.

         Both liquidity and interest sensitivity are managed by the Finance Committee of the Bank's Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.

Interest Rate Sensitivity:

         The possible effect upon the Company and the Bank of any future rise in interest rates is believed by Management to be minimal, since the Bank has the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of federal funds sold and prime-rate based commercial loans. However, a decrease in interest rates generally could have an effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. As of September 30, 1995, 18% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 34% were to be repriceable within three to six months. The Bank has the ability to reprice 20% of its total deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. Accordingly, since a significant amount of the Bank's present liabilities can be repriced in the relative short-term, Management believes that the effect resulting from a decrease in interest rates would be minimal. As of September 30, 1995 and December 31, 1994, 39% and 13% of the Bank's interest-bearing deposits, respectively, were repriceable within three months and from three to six months. The cumulative 12-month Interest Rate Sensitivity Gap at September 30, 1995 was a negative 12.2% compared to a positive 13.4% at December 31, 1994. This shift, at September 30, 1995, is the result of a $23 million increase in certificates of deposit maturing in one year. Also, the Bank has increased its portfolio of fixed rate investment securities. The annual net income effect of a 100 basis point increase or decrease, in the prime rate, is approximately a $99,000 decrease or a $99,000 increase, respectively.

Results of Operations:

         For the nine months ended September 30, 1995, the Bank's total assets increased 18% to approximately $123.7 million from $105.1 million at December 31, 1994. For the quarter ended September 30, 1995, total assets increased 14% from $108.5 million at June 30, 1995. The recent increase in total assets is in line with the Bank's strategic plan, which calls for higher volumes of earning assets to offset the Bank's current level of operating expenses. The growth was accomplished by way of a successful marketing campaign aimed at retaining existing customers as well as attracting new customers into targeted deposit products, primarily certificate of deposits.

         As of September 30, 1995, net loans totaled $72.4 million representing a decline of $1.4 million compared to $73.8 million at December 31, 1994, as repayments of outstanding loans exceeded new loan originations. This compared to a decline of $6.8 million during the same period ended September 30, 1994. Net loans, during the quarter ended September 30, 1995 increased $3.9 million from the $68.5 million reported at June 30, 1995.

         Total deposits grew $17.6 million to $114.8 million during the nine months ended September 30, 1995. This compared to an increase of $2.3 million during the same period ended September 30, 1994. There have been changes in the deposit mix from December 31, 1994 to September 30, 1995. Non-interest bearing demand accounts have increased by $1.6 million while Now, Money Market and Savings accounts have declined by $1.2 million and $3.5 million, respectively. Time deposits increased $20.8 million during this same period. Total deposits for the quarter ended September 30, 1995 grew by $15.0 million. Increases in time deposits accounted for $11.5 million of this growth.

         The Company's net income for the quarter ended September 30, 1995, was $56,015, or approximately $.05 per share of common stock, compared to a net loss of $851,373, or approximately ($.69) per share of common stock, during the comparable quarter of 1994. For the nine months ended September 30, 1995, net income was $306,307, or approximately $.25 per share of common stock, compared to a net loss of $519,792, or approximately ($.42) per share of common stock, in the comparable period of 1994. The net loss in 1994 was primarily the result of provisions for loan losses of $1,047,573 associated with losses resulting from the bankruptcy of two significant borrowers.

          Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, decreased to $1,202,304 in the quarter ended September 30, 1995, from $1,279,867 in the quarter ended September 30, 1994. Net interest income for the nine months ended September 30,1995 increased to $3,847,209 compared to $3,524,945 in the comparable period of 1994. While the Company's net interest income for the nine months ended September 30, 1995, was approximately 9% higher than during the comparable period of 1994, the Company's non-interest expenses were approximately 7% lower during the same period. Included in such non-interest expenses are provisions for loan losses, salaries and employee benefits, occupancy expenses, professional fee expenses, and other operating expenses, each of which is more fully described below.

         Management believes that profitable operations in the future will be contingent on both external and internal factors. Internal factors include Management's ability to (i) attract additional deposits to allow further expansion of the Bank's loan and investment programs; (ii) make accurate credit analyses upon origination of loans; (iii) deal expeditiously and efficiently with non-performing assets; and (iv) control or reduce non-interest expenses. Management has increased its emphasis on business development through the hiring of additional lending staff and targeting the Bank's niche market segment of small businesses and professionals. Additionally, media advertising is employed to obtain deposit funding required to support the increases in loan production. The utilization of internal loan review and workout activities in conjunction with the strengthening of credit standards has facilitated the identification and disposition of problem loans.

         External factors, over which the Company has little or no control, include the interest rate environment and the strength or weakness in the local economy. Management believes that the general economy in its market area will not experience a decline to any material extent in the near term. Interest rate changes are caused, in part, by the actions of the Federal Reserve Bank and cannot be predicted in advance with any certainty.

         Interest and fees on loans was $1,720,249, or 72% of total interest income, for the quarter ended September 30, 1995 compared with $1,766,461, or 86% of total interest income reported during the comparable quarter of 1994. For the nine months ended September 30, 1995, interest and fees on loans increased to $5,233,040, or 75% of total interest income, from $4,991,440, or 86% of total interest income, in the comparable period of 1994. This increase, on an absolute dollar basis, was due to the higher interest rate environment during most of 1995. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

         Interest on federal funds sold was $206,284, or 9% of total interest income, during the quarter ended September 30, 1995, compared to $90,141, or 4% of total interest income reported in the comparable quarter of 1994. For the nine months ended September 30, 1995, interest on federal funds sold increased to $492,718, or 7% of total interest income, from $274,492, or 5% in the nine months ended September 30, 1994. This increase was due, in part, to higher prevailing interest rates as well as larger average balances of federal funds outstanding during the period. Interest on investments and time deposits due from other banks was $447,415 or 19% of total interest income in the quarter ended September 30, 1995, compared to $198,889, or 10% of total interest income reported during the comparable quarter of 1994. For the nine months ended September 30, 1995, interest on investments and time deposits due from other banks increased to $1,216,440, or 18% of total interest income, from $538,425, or 9% in the nine months ended September 30, 1994. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

         Non-interest income is comprised of dividends received on the Bank's Federal Reserve Bank stock owned by virtue of its membership in the Federal Reserve System, as well as charges on deposit accounts, plus or minus any gains or losses on sales of securities. Such non-interest income increased to $100,526 for the quarter ended September 30, 1995, compared to $36,013 for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, non-interest income was $297,689 compared to $99,440 for the same period in 1994. This increase was due to gains on the sale of investment securities as well as higher levels of service fee income.

         Interest expense for the quarter ended September 30, 1995 was $1,171,644 or 48% of total expenses compared to $775,624 or 26% for the quarter ended September 30, 1994. Such increase is attributable to the increase in prevailing interest rate levels in 1995 compared to 1994 and shifts in the Bank's deposit mix from lower costing demand and NOW products to more expensive time deposits. For the nine months ended September 30, 1995, interest expense was $3,094,989, or 45% of total expenses, compared to $2,279,412, or 35% of total expenses, for the nine months ended September 30, 1994.

         The Company's largest non-interest expense, other than the provisions for potential loan losses, is salaries and employee benefits, which totaled $544,402, or approximately 23% of total expenses, in the quarter ended September 30, 1995, compared to $448,809, or approximately 15% of total expenses, in the quarter ended September 30, 1994. Salaries and employee benefits totaled $1,646,639, or approximately 24% of total expenses, in the nine months ended September 30, 1995, compared to $1,238,875, or approximately 19% of total expenses, in the nine months ended September 30, 1994. The year-to-year increase of $407,764 is due primarily to substantially lower loan origination costs resulting from reduced new loan activity, in 1995 compared to the same period in 1994. New staff additions and costs associated with a separation agreement for a former employee also contributed to this increase.

         Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices. Occupancy expenses were $111,533 for the quarter ended September 30, 1995, or 5% of total expenses, compared to $138,886, or 5% of total expenses, for the comparable quarter of 1994. Occupancy expenses were $334,013, or approximately 5% of total expenses, in the nine months ended September 30, 1995, compared to $397,182, or approximately 6% of total expenses, for the nine months ended September 30, 1994. This decrease was attributable to nominal decreases in maintenance and repair costs versus the comparable period in 1994.

         Professional fee expenses during the quarter ended September 30, 1995 were $133,300, or 6% of total expenses, compared to $150,220, or 5% of total expenses, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, professional fee expenses were $345,230, or 5% of total expenses, compared to $285,798, or 4% of total expenses, in the comparable period of 1994. The year-to-year increase of $59,432 primarily reflects higher legal expenses, late in 1994 and early 1995, attributable to collection efforts related to the Bank's non-performing loans.

         Other operating expenses during the quarter ended September 30, 1995 were $382,580, or 16% of total expenses, compared to $426,538, or 15% of total expenses, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, other operating expenses were $1,147,709, or 17% of total expenses, compared to $1,174,749, or 18% of total expenses, in the comparable period of 1994. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums. The year-to-year decrease of $27,040 primarily reflects lower FDIC deposit insurance premiums during 1995.

Allowance for Loan Losses

         Management has followed a policy of increasing its reserve for potential loan losses by 1.00% of net new loans receivable. Based on numerous factors including, but not limited to, the Bank's existing loan portfolio, the size of its reserve for potential loan losses, results of regularly scheduled bank regulatory field examinations, and Management's internal loan review decisions, the Bank may make additions to the reserve for potential loan losses other than the percentage additions made in the ordinary course of business. Additionally, the Board of Directors reviews reserve adequacy on a quarterly basis. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

         The Bank recorded a charge to earnings of $75,000 during the quarter ended September 30, 1995 compared to a charge of $1,002,800 in the quarter ended September 30, 1994. The decline in the provision is the result of an overall reduction in non-performing assets as well as recoveries occurring in the third quarter of 1995. For the nine months ended September 30, 1995, the provision for loan loss was $365,000, compared to $1,047,573 for the comparable period in 1994. As a result of this provision for potential loan losses, and following certain recoveries net of charge-offs credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses decreased to $1,237,151 from $1,355,935 at December 31, 1994 and increased from $1,008,062 at June 30, 1995. Listed below is an analysis of the loan loss reserve account:

                           Allowance for Loan Losses
                                  Rollforward



         Balance at December 31, 1994                         $1,355,935

         Charge-offs (during the nine-month period ending
            September 30, 1995):

                  Commercial loans                               515,317
                  Real estate mortgages                          137,127
                  Installment                                      3,472

         Total charge-offs (during the nine-
           month period ending September 30,
           1995):                                                655,916

                  Recoveries                                     172,132

                  Additions charged to operations                365,000
                                                              ----------

         Balance at September 30, 1995                        $1,237,151


         As of September 30, 1995, the Bank had loans outstanding placed in a non-accrual status totaling approximately $998,000, compared to $2,074,000 at December 31, 1994. The current balance of non-performing loans represents commercial credits with no individual balance exceeding $241,381. The amount of interest income recorded on non-accrual loans totaled $259,423 for the nine months ended September 30, 1995. Management is actively pursuing the collection of these loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accrual loans. The Company has a policy of placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful. Also placed on non-accrual status is any loan, held by a borrower, which has filed, or has had filed against it, a petition in bankruptcy. At September 30, 1995, the Bank owned one foreclosed property with a total book value of $84,000. There have been no sales of foreclosed properties since September 30, 1994.

         Listed below is a schedule of gross loans receivable at September 30, 1995. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

         The majority of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Other loans receivable earn interest at rates that are fixed at a specific spread over the rate being paid on certificates of deposit either pledged as collateral on the loans or placed in the Bank for funding purposes. Approximately $20,629,000 in loans receivable are comprised of fixed rate loans that will mature in the next five years.

                              Loan Breakdown Table
                               September 30, 1995
                                     ($000)

                                              Amount            Percentage
                                             -------            -----------

Loans collateralized by Real Estate:

One-to-four family residential               $25,138              34.15%

Residential mortgages held for sale              256                .35%

Multi-family residential                       1,986               2.70%

Commercial and other                          10,892              14.80%
                                            --------             ------

Total loans collateralized by
Real Estate                                  $38,272              52.00%

Commercial business loans                     29,957              40.70%

Other loans                                    5,374               7.30%
                                            --------             -------

Total loans                                  $73,603              100.0%


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

                  On May 24, 1995, the Company and the Bank entered into Written Supervisory Agreements (the "Supervisory Agreements") with each of the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Pennsylvania Department of Banking ("the Department of Banking"). As of the date hereof, the Company and the Bank have implemented, or are in the process of implementing the policies, procedures and internal controls required by such agreements, including, but not limited to, those relating to the documentation, review and granting of loans and the establishment of the Compliance Committee. All plans and reports required to be submitted to the Federal Reserve Bank or the Department of Banking have been submitted or are expected to be submitted. Additionally, during the quarter ended September 30, 1995, a joint examination was conducted by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. Preliminary findings have recognized the continued progress Management has demonstrated in addressing the deficiencies cited in the prior examination report and indicated that the Bank is in substantial compliance with the Supervisory Agreements.

         Item 2:  Changes in Securities
                           None

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders
                  None

         Item 5:  Other Information

                           On November 17, 1995, the Company and Republic Bancorporation, Inc. ("Republic") entered into an Agreement and Plan of Merger pursuant to which Republic will be merged with and into the Company. Pursuant to the terms of the ("Merger"), each outstanding share of common stock of Republic will be exchanged for shares of common stock of the Company. The exchange ratio will be determined by the relative per share book values of the Company and Republic at the end of the quarter immediately preceding consummation of the Merger. The Merger is subject to regulatory and stockholder approval and is intended to qualify as a tax-free reorganization. The Merger is expected to be consummated during the second quarter of 1996. Following the Merger, the Bank and Republic's bank subsidiary will merge (the "Merged Banks") and conduct business under a single charter.

       At September 30, 1995, the Company and Republic had shareholders' equity of approximately $7.5 million and $8.3 million, respectively.

                   Item 6: Exhibits and Reports on Form 8-K

                           (a)      Exhibits:

                                    2.1 - Agreement and Plan of Merger by and between ExecuFirst Bancorp, Inc. and Republic Bancorporation, Inc. dated November 17, 1995

                                    27.1 - Financial Data Schedule

                           (b) No reports on Form 8-K were filed by the Company

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ExecuFirst Bancorp, Inc.

                                           /s/ Zvi H. Muscal
                                           -------------------------------
                                           Zvi H. Muscal, President, Chief
                                           Executive Officer


                                           /s/ David J. Torpey
                                           -------------------------------
                                           David J. Torpey, Vice President,
                                           Chief Financial Officer








Dated: November 20, 1995

                                   ANNEX "A"

                     ExecuFirst Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheet

                                                      September 30,       December 31,
                                                           1995              1994
                                                       (unaudited)         (audited)
                                                      -------------      ------------
ASSETS

Cash and due from banks                                $  3,722,609      $  3,168,634
Interest-bearing deposits with banks                        990,000                 0
Securities available for sale, at fair value
  (amortized cost of $27,700,035 and
  $15,573,340 respectively)                              27,747,282        14,894,754
Securities held to maturity, at amortized cost
  (fair value of $7,714,804 and $6,248,170
  respectively)                                           7,654,302         6,341,505

Federal funds sold                                        9,275,000         5,250,000

   Loans                                                 73,603,110        75,124,783
   Less allowances                                       (1,237,151)       (1,355,935)
                                                       ------------      ------------
Loans, Net                                               72,365,959        73,768,848

Bank premises and equipment, net                            289,109           221,432
Other real estate owned-net                                  84,000           100,000
Accrued interest receivable and other assets              1,618,138         1,319,482
                                                       ------------      ------------
Total assets                                           $123,746,399      $105,064,655
                                                       ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand: non-interest bearing                         17,816,815       16,217,323
     Demand: interest-bearing                              5,069,386        6,304,341
     Money market & savings                               18,087,324       21,574,278
     Time deposits                                        55,967,131       35,332,792
     Time deposits over $100,000                          17,909,157       17,780,919
                                                        ------------     ------------
Total Deposits                                           114,849,813       97,209,653
Accrued expenses and other liabilities                     1,350,577        1,341,135
                                                        ------------     ------------
Total Liabilities                                       $116,200,390     $ 98,550,788

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 10,000,000
     shares authorized; none issued
     Common stock, $.01; 20,000,000 shares
     authorized; issued and outstanding
     1,226,057 shares                                         12,260           12,260
      Capital in excess of par                            11,483,018       11,483,018
      Deficit                                             (3,996,516)      (4,302,825)
      Unrealized gain (loss) on securities
      available for sale                                      47,247         (678,586)
                                                        ------------     ------------
Total shareholders' equity                                 7,546,009        6,513,867
                                                        ------------     ------------

Total liabilities and shareholders' equity              $123,746,399     $105,064,655
                                                        ------------     ------------


See notes to consolidated financial statements

                     ExecuFirst Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Income (Loss)
                        Three Months Ended September 30,
                                  (unaudited)

                                                          1995              1994
                                                       ----------       ----------
Interest income:
   Interest and fees on loans                          $1,720,249       $1,766,461
   Interest on Federal funds sold                         206,284           90,141
   Interest on time deposits due from banks                26,779                0
   Interest on investments                                420,636          198,889
                                                       ----------       ----------
Total interest income                                   2,373,948        2,055,491
 Interest expense, deposits                             1,171,644          775,624
                                                       ----------       ----------
Net interest income                                     1,202,304        1,279,867
Provision for loan losses                                  75,000        1,002,800
                                                       ----------       ----------
Net interest income after provision for loan losses     1,127,304          277,067
Other income:
   Gain (loss) on sale of securities                            0                0
   Dividend income                                          4,836            4,836
   Service Fees                                            95,690           31,177
                                                       ----------       ----------
Total other income                                        100,526           36,013
                                                       ----------       ----------
Income before other expenses                            1,227,830          313,080
Other expenses:
   Salaries, wages and employee benefits                  544,402          448,809
   Occupancy expenses                                     111,533          138,886
   Professional fees                                      133,300          150,220
   Other operating expenses                               382,580          426,538
                                                       ----------       ----------
Total other expenses                                    1,171,815        1,164,453
                                                       ----------       ----------
Net income (loss)                                      $   56,015        ($851,373)
                                                       ----------       ----------
Net income (loss) per common share                     $     0.05           ($0.69)
Weighted average number of shares                       1,226,057        1,226,057




See notes to consolidated financial statements

                     ExecuFirst Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Income (Loss)
                        Nine Months Ended September 30,
                                  (unaudited)

                                                          1995             1994
                                                      -----------      -----------
Interest income:
   Interest and fees on loans                          $5,233,040       $4,991,440
   Interest on Federal funds sold                         492,718          274,492
   Interest on time deposits due from banks                68,683                0
   Interest on investments                              1,147,757          538,425
                                                       ----------       ----------
Total interest income                                   6,942,198        5,804,357
 Interest expense, deposits                             3,094,989        2,279,412
                                                       ----------       ----------
Net interest income                                     3,847,209        3,524,945
Provision for loan losses                                 365,000        1,047,573
                                                       ----------       ----------
Net interest income after provision for loan losses     3,482,209        2,477,372
Other income:
   Gain (loss) on sale of securities                       74,756           (2,727)
   Dividend income                                         14,508           14,508
   Service Fees                                           208,425           87,659
                                                       ----------       ----------
Total other income                                        297,689           99,440
                                                       ----------       ----------
Income before other expenses                            3,779,898        2,576,812
Other expenses:
    Salaries, wages and employee benefits               1,646,639        1,238,875
   Occupancy expenses                                     334,013          397,182
   Professional fees                                      345,230          285,798
   Other operating expenses                             1,147,709        1,174,749
                                                       ----------       ----------
Total other expenses                                    3,473,591        3,096,604
                                                       ----------       ----------
Net income (loss)                                      $  306,307        ($519,792)
                                                       ----------       ----------
Net income (loss) per common share                     $     0.25           ($0.42)
Weighted average number of shares                       1,226,057        1,226,057



See notes to consolidated financial statements

                    ExecuFirst Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                        Nine Months Ended September 30,
                 Increase (Decrease) in Cash and Due from Banks


                                                                  1995            1994
                                                               ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                            $   306,307      ($519,792)
  Adjustments to reconcile net income to net cash used in
  operating activities:
  Provision for loan losses                                        365,000      1,047,573
  Depreciation and Amortization                                     89,743         56,603
  (Gain)/ loss on sale of other real estate owned                                  62,152
  Write-down of other real estate owned                             16,000
  (Gain)/ loss on sale of securities                               (74,756)         2,727
  Change in assets and liabilities:
  (Increase) in accrued interest receivable and other assets      (298,655)      (398,262)
  Increase (decrease) in accrued expenses and other
     liabilities                                                     9,443         62,071
                                                               -----------      ---------
  Net cash used in operating activities                            413,082        313,072
                                                               -----------      ---------

Cash flows from investing activities:
  Net (increase) decrease in time deposits with other banks       (990,000)
  (Increase)/decrease in Federal Funds sold                     (4,025,000)     6,525,000
  Purchase of investment securities                                           (13,846,765)
  Purchase of securities available for sale                    (16,824,033)
  Purchase of securities held to maturity                       (6,317,154)
  Proceeds from sales and maturities of securities               8,676,735
  Principal receipts on securities                               1,016,290
  Net (increase)/decrease in loans                               1,037,889      5,786,520
  Premises and equipment expenditures                              (73,994)       (24,957)
                                                                -----------     ----------
  Net cash used in investing activities                        (17,499,267)    (1,560,202)
                                                                -----------     ----------
Cash flows from financing activities:
   Net increase (decrease) in demand, money market and
   savings deposits                                           (3,122,417)      5,610,234
   Net increase (decrease) in other time deposits             20,762,577      (3,314,980)
   Proceeds from sale of other real estate owned                                 142,357
                                                              -----------     ----------
   Net cash provided by financing activities                  17,640,160       2,437,611
                                                              -----------     ----------
Increase/(decrease) in cash and
   due from banks                                                553,975       1,190,481

Cash and due from banks, beginning of year                     3,168,634       2,370,734
                                                              -----------     ----------
Cash and due from banks, end of period                        $ 3,722,609     $3,561,215
                                                              -----------     ----------



See notes to consolidated financial statements.

                            EXECUFIRST BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of ExecuFirst Bancorp, Inc., the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and 1994, and the results of operations and cash flows for the three (3) and nine (9) months then ended.

2. Results of operations for the three (3) and nine (9) months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income per share of common stock is based upon the weighted average number of shares outstanding during the periods, 1,226,057 shares.

4. Pennsylvania Shares Tax:

Effective July 1, 1989, Pennsylvania enacted legislation creating the bank shares tax and a new bank tax credit allowing a one-time tax credit allowing a one-time tax credit for banks chartered after January 1, 1979. The maximum amount of the credit that can be used in any year is limited to 80% of the tax liability was reduced by aggregate credit of approximately $605,000 for the years 1989 through 1991.

Subsequent to July 1989, several lawsuits were brought against the Pennsylvania Department of Revenue requesting the new bank shares tax and new bank tax credit be declared invalid. The Bank joined with a group of other banks formed after January 1, 1979 to protect its interests. This group retained counsel and actively asserted its position. During 1994, the Commonwealth Court ruled that the amended bank shares tax was constitutional and the new bank tax credit was unconstitutional. That ruling has been appealed to the Pennsylvania Supreme Court.

On April 1995, the Pennsylvania Department of Revenue negotiated a settlement with the bank group allowing in full the maximum amount of credits to be applied to the tax liability.

However, the Pennsylvania Department of Revenue indicated that the First Executive Bank's liability, after the credits (primarily for 1989), is approximately $114,000 representing a difference in treatment for certain aspects of capital calculations. The Bank disputes the amount and is currently appealing to the Board of Finance and Revenue. In the opinion of the Bank's management, the outcome of this litigation will not have a material adverse effect on the Company's financial position; however, it could have a material impact on the results of operations of a subsequent quarter or year.

5. The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of Loans", which is effective for the Bank's fiscal year beginning January 1, 1995. SFAS No. 114 requires that specified impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. The impact of SFAS No. 114 upon the results of operations of the Bank was not material.

6. Investment Securities

Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held- to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities.

At September 30, 1995, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". These securities consist primarily of U.S. Government Treasury, and U.S. Government Agency Securities with book and market values of $27,700,000 and $27,747,000 respectively, as of, September 30, 1995, which has resulted in an unrealized gain on securities available-for-sale of $47,000.

The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1995.


                                                                  Gross             Gross
                                                             Unrealized        Unrealized
Held-to -Maturity                                Cost              Gain              Loss        Fair Value
-----------------                              ------        ----------        ----------        ----------

U.S. Treasury                                  $4,998               $21                $0            $5,019
U.S. Government Agencies                        1,400                40                 0             1,440
Other                                           1,256                 0                 0             1,256
                                               ------               ---                --            ------
Total Held-to-Maturity                         $7,654               $60                $0            $7,715
-----------------------------------------------------------------------------------------------------------


                                                                  Gross             Gross
                                                             Unrealized        Unrealized
Available-for-Sale                               Cost              Gain              Loss        Fair Value
                                               ------        ----------        ----------        ----------

U.S. Treasury                                  $3,484               $48                $0            $3,532
U.S. Government Agencies                       24,216                 0                 1            24,215
Other                                               0                 0                 0                 0
                                              -------               ---                --           -------
Total Available-for-Sale                      $27,700               $48                $1           $27,747
-----------------------------------------------------------------------------------------------------------



                                 EXHIBIT INDEX


Exhibit Number                                                 Page
2.1                          Agreement and Plan of
                             Merger by and between
                             ExecuFirst Bancorp. Inc.
                             and Republic Bancorporation,
                             Inc. dated November 17, 1995     23

27.1                         Financial Data Schedule          157
