Form 10QSB/A
period 1995-09-30
EXECUFIRST BANCORP INC
filed 1996-01-18
CIK 834285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-QSB/A

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1995

                        COMMISSION FILE NUMBER:  0-17007

                            ExecuFirst Bancorp, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                     Pennsylvania                                 #23-2486815
                     ------------                                 -----------
(State or other jurisdiction of                   IRS Employer Identification
  incorporation or organization)                       Number


             1513 Walnut Street, Philadelphia, Pennsylvania    19102
             -------------------------------------------------------
               (Address of principal executive offices)(Zip code)


                                  215-564-3300
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                    YES     X                NO
                         -------                  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               1,226,057 shares of Issuer's Common Stock, par value $.01 per share, issued and outstanding as of January 15, 1996

                        PART I  -  FINANCIAL INFORMATION



Item 1:   FINANCIAL STATEMENTS


          See Annex "A"

Item 2:

     ITEM 2 IS HEREBY AMENDED IN ITS ENTIREY BY INSERTION OF THE FOLLOWING:


               Management's Discussion and Analysis of Financial
                      Condition  and Results of Operations
       __________________________________________________________________


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

CAPITAL RESOURCES:

     During the nine months ended September 30, 1995, the Company reported net income of $306,307. After reflecting unrealized gains on securities "available for sale," in accordance with Financial Accounting Standards Board Statement 115 in the amount of $107,748, total Shareholders' Equity increased to $7,606,510 from $6,513,867 at year-end 1994. Total Shareholders' Equity was $7,481,697 at June 30, 1995.

     The Company's ratio of Tier I Capital to total Risk-Weighted Assets increased to 9.33% as of September 30, 1995 from 9.00% as of December 31, 1994 and decreased from 9.90% as of June 30, 1995. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 6.51% compared to 6.56% as of December 31, 1994 and 6.76% as of June 30, 1995.

REGULATORY CAPITAL REQUIREMENTS:

The following table presents the Bank's capital ratios at September 30, 1995:

Tier I Capital                                      $7,492,000
Tier II Capital                                      1,004,000
                                                     ---------
Total Capital                                       $8,496,000

Total Average Quarterly Assets                    $115,150,000
Total Risk-Weighted Assets(1)                       80,311,000

Tier I Risk-Based Capital Ratio(2)                      9.33%
Required Tier I Risk-Based Capital Ratio                4.00%
Excess Tier I Risk-Based Capital Ratio                  5.33%

Total Risk-Based Capital Ratio(3)                      10.58%
Required Total Risk-Based Capital Ratio                 8.00%
                                                        -----
Excess Total Risk-Based Capital Ratio                   2.58%
Tier I Leverage Ratio(4)                                6.51%

Required Tier I Leverage Ratio                          4.00%
                                                        -----
Excess Tier I Leverage Ratio                            2.51%
__________________________________________________________________________
(1)       Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

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



INVESTMENT SECURITIES:

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

          At September 30, 1995, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". During the third quarter, in order to increase the flexibility of asset/liability management, the Bank reclassified certain securities with a book value of approximately $7,654,000 and unrealized gains of approximately $60,000 from the "held-to-maturity" classification to the "available-for-sale" classification. Available-for-sale securities consist of U.S. Government Treasury, U.S. Government Agency, and Other Securities with book and market values of $8,482,000, $25,616,000, and $1,256,000 respectively, as of September 30, 1995. Accordingly, the net unrealized gain on securities available-for-sale, as of this date, was $108,000.

The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1995.


--------------------------------------------------------------------------------
                                               GROSS         GROSS
                                           UNREALIZED   UNREALIZED
 AVAILABLE-FOR-SALE ($000)         COST          GAIN         LOSS   FAIR VALUE
--------------------------------------------------------------------------------
 U.S. Treasury                   $8,482           $69           $0       $8,551
 U.S. Government Agencies        25,616            40            1       25,655
 Other                            1,256             0            0        1,256
--------------------------------------------------------------------------------
 TOTAL AVAILABLE-FOR-SALE       $35,354          $109           $1      $35,462
--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY:

     The possible effect upon the Company and the Bank of any future rise in interest rates is believed by Management to be minimal, since the Bank has the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of federal funds sold and prime-rate based commercial loans. However, a decrease in interest rates generally could have an effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. As of September 30, 1995, 17% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 26% were to be repriceable within three to six months.

     The Bank has the ability to reprice 20% of its total deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. Accordingly, since a significant amount of the Bank's present liabilities can be repriced in the relative short-term, Management believes that the effect resulting from a decrease in interest rates would be minimal. As of September 30, 1995 and December 31, 1994, 26% and 39% of the Bank's interest-bearing deposits, respectively, were repriceable within three months and 26% and 13% from three to six months. The cumulative 12-month Interest Rate Sensitivity Gap at September 30, 1995 was a negative 6.8% compared to a positive 13.4% at December 31, 1994. This shift, at September 30, 1995, is the result of a $21 million increase in certificates of deposit maturing in one year or less. In addition, the Bank has increased its portfolio of fixed rate investment securities.


INTEREST SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1995 ($000)


                                                                     RATE MATURITY PERIOD

                                                    -------------------------------------------------------------------------------
                                                         1-90         91-180       181-365        1-5         5 YRS.&
                                                         DAYS          DAYS         DAYS         YEARS         OVER          TOTAL
                                                    --------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Time deposits                                                $0         $990            $0           $0            $0          $990
Investment securities (a)                                 8,906        3,487         4,170        9,538         9,253        35,354

Federal funds sold                                        9,275            0             0            0             0         9,275
Loans                                                    48,416          512           672       19,857         4,146        73,603
                                                    --------------------------------------------------------------------------------
   Total                                                 66,597        4,989         4,842       29,395        13,399       119,222
                                                    --------------------------------------------------------------------------------

FUNDING SOURCES
NOW accounts (b)                                          2,535            0             0        1,268         1,268         5,070
Money Market (b)                                          8,242            0             0        4,122         4,122        16,485
Savings (b)                                                 802            0             0          401           401         1,604
Time Deposits                                            13,195       25,189        34,526          965             0        73,875
                                                    --------------------------------------------------------------------------------
   Total                                                 24,773       25,189        34,526        6,755         5,791        97,033

Period Gap                                               41,825      (20,200)      (29,684)      22,640         7,609        22,189
Cumulative GAP                                          $41,825      $21,625       ($8,060)     $14,580       $22,189
                                                    ------------------------------------------------------------------

NOTES TO INTEREST SENSITIVITY ANALYSIS:

(a) Callable securities are reported at their contractual maturity dates.
(b) Reflects managerial assumptions regarding expected repricing or maturity behavior of various products.

RESULTS OF OPERATIONS:

     For the nine months ended September 30, 1995, the Bank's total assets increased 18% to approximately $123.8 million from $105.1 million at December 31, 1994. For the quarter ended September 30, 1995, total assets increased 14% from $108.5 million at June 30, 1995. The recent increase in total assets is in line with the Bank's strategic plan, which calls for higher volumes of earning assets to offset the Bank's current level of operating expenses. The growth was accomplished by way of a successful marketing campaign aimed at retaining existing customers as well as attracting new customers into targeted deposit products, primarily certificate of deposits.

     As of September 30, 1995, net loans totaled $72.4 million representing a decline of $1.4 million compared to $73.8 million at December 31, 1994, as repayments of outstanding loans exceeded new loan originations. This compared to a decline of $6.8 million during the period ended September 30, 1994. Net loans, during the quarter ended September 30, 1995 increased $3.9 million from $68.5 million for the quarter ended June 30, 1995.

     Total deposits grew $17.6 million to $114.8 million during the nine months ended September 30, 1995. This compared to an increase of $2.3 million during the period ended September 30, 1994. There have been changes in the deposit mix from December 31, 1994 to September 30, 1995.
Non-interest bearing demand accounts have increased by $1.6 million while Now, Money Market and Savings accounts have declined by $1.2 million and $3.5 million, respectively. Time deposits increased $20.8 million during this same period. Total deposits for the quarter ended September 30, 1995 grew by $15.0 million. Increases in time deposits accounted for $11.5 million of this growth.

                           DEPOSIT BREAKDOWN TABLE
                             SEPTEMBER 30, 1995
                             ------------------
                                  ($000)


                                                                    SEPTEMBER 30,                               DECEMBER 31,
                                                                                             1995
     1994
                                                                                   % OF                                      % OF
                 TYPE OF ACCOUNT                                  BALANCE          TOTAL                    BALANCE          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Demand: non-interest bearing                                         17,817            16%                     16,217            17%

Demand: interest bearing                                              5,069             4%                      6,304             6%

Money Market                                                         16,485            14%                     19,867            20%

Savings                                                               1,603             1%                      1,709             2%

Time deposits under $100,000                                         55,967            49%                     35,332            36%

Time deposits over $100,000                                          17,909            16%                     17,781            18%

                                                              ----------------------------                  ------------------------

Total deposits                                                      114,850           100%                     97,210           100%

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

     Professional fee expenses during the quarter ended September 30, 1995 were $133,300, or 6% of total expenses, compared to $150,220, or 5% of total expenses, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, professional fee expenses were $345,230, or 5% of total expenses, compared to $285,798, or 4% of total expenses, in the comparable period of 1994. The year-to-year increase of $59,432 primarily reflects higher legal expenses, incurred late in 1994 and early 1995, attributable to collection efforts related to the Bank's non-performing loans.

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

ALLOWANCE FOR LOAN LOSSES:

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

     The Bank recorded a charge to earnings of $75,000 during the quarter ended September 30, 1995 compared to a charge of $1,002,800 in the quarter ended September 30, 1994. The decline in the provision is the result of an overall reduction in non-performing assets as well as recoveries occurring in
the third quarter of 1995.   For the nine months ended September 30, 1995,
the provision for loan loss was $365,000, compared to $1,047,573 for the comparable period in 1994. As a result of this provision for potential loan losses, and following certain recoveries (net of charge-offs) credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses decreased to $1,237,151 from $1,355,935 at December 31, 1994 and increased from $1,008,062 at June 30, 1995. Listed below is an analysis of the loan loss reserve account:

                            ALLOWANCE FOR LOAN LOSSES
                                   ROLLFORWARD
                               SEPTEMBER 30, 1995
                               ------------------

BALANCE AT DECEMBER 31, 1994                   $ 1,355,935

Charge-offs (during the nine-month

period ending September 30, 1995):

        Commercial loans                           515,317

        Real estate mortgages                      137,127

        Installment                                  3,472

Total charge-offs (during the nine-month

period ending September 30, 1995):                 655,916

        Recoveries                                 172,132

        Additions charged to operations            365,000

                                            ---------------

BALANCE AT SEPTEMBER 30, 1995                  $ 1,237,151

                                            ---------------


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


                          LOAN BREAKDOWN TABLE
                            SEPTEMBER 30, 1995
                            ------------------
                                 ($000)


                                                               September 30,                         December 31,
                                                                   1995                                 1994
                                                                            % of                                % of
           Loan Type                                      Balance          Total                Balance        Total
-----------------------------------------------------------------------------------------------------------------------

LOANS COLLATERALIZED BY REAL ESTATE:

One-to-four family residential                             $  25,138        34.15%              $  21,632        28.79%

Residential mortgages held for sale                              256         0.35%                    297         0.40%

Multi-family residential                                       1,986         2.70%                  2,371         3.16%




Commercial and other                                          10,892        14.80%                 10,382        13.82%

                                                         --------------------------------------------------------------
TOTAL LOANS COLLATERALIZED BY REAL ESTATE                  $  38,272        52.00%              $  34,682        46.17%

                                                         --------------------------------------------------------------

COMMERCIAL BUSINESS LOANS                                     29,957        40.70%                 36,623        48.75%

OTHER LOANS                                                    5,374         7.30%                  3,820         5.08%

                                                         --------------------------------------------------------------
TOTAL LOANS                                                $  73,603       100.00%              $  75,125       100.00%

                                                         --------------------------------------------------------------



     Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of professionals, primarily in the medical and legal fields, with a secondary focus on small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been secured by real estate, as set forth on the above chart.

     Of the approximately $25,000,000 at September 30, 1995, in loans secured by "one-to-four residential' properties only $4,200,000 represents traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens, often junior liens, on the residences of the principals. The risk associated with business loans secured by liens on residential properties lie more in the success or failure of those businesses rather than the real estate market, although the value of the collateral is affected by real estate values. Generally, housing prices in the Bank's market area fell during the late 1980's and early 1990's, but recently have remained relatively stable.

     "Multi-family residential, Commercial and other" loans primarily represent loans made to real estate investors and/or developers. This market suffered dramatic declines in value during the late 1980's and early 1990's, but has shown signs of stability in recent years. The degree of recovery, however, is dependent on the type of property and its location. The Bank has strengthened its ability to analyze and service such loans, and intends to continue its penetration of this market, which it believes to be under-served, with a resultant expectation of satisfactory interest rates, fees, and deposits. Underwriting of such loans will continue to be performed in a conservative manner.

     "Commercial business loans" include loans to professionals and other businesses NOT secured by real estate. $9,900,000 million of such loans were secured by liquid collateral as of September 30, 1995. Another $8,300,000 million were unsecured, made to borrowers considered to be of sufficient strength to merit unsecured financing. The remaining amount primarily includes loans secured by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is general a function of local market and industry conditions, with any collateral serving as the secondary source of repayment.

     The Bank intends to continue its focus on professionals while expanding its commercial real estate and small business efforts. Additionally, in a further attempt to diversify its portfolio and increase its market penetration, the Bank has begun to emphasize consumer lending. All such plans are highly dependent upon the strength of the economic recovery in the Bank's market area, as well as the specific industries on which it focuses.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         Item 6 is hereby amended in its entirety as follows:
           (a)  Exhibits:
                 2.1 Agreement & Plan of Merger by and between ExecuFirst
                     Bancorp, Inc. and Republic Bancorporation, Inc. dated November 17, 1995
                27.  Restated Financial Data Schedule

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





                                   Execufirst Bancorp, Inc.


                                   /S/ Zvi H. Muscal
                                   -------------------------------
                                   Zvi H. Muscal, President, Chief
                                   Executive Officer



                                   /S/ David J. Torpey
                                   --------------------------------
                                   David J. Torpey, Vice President,
                                   Chief Financial Officer




Dated: January 17, 1996

                                    ANNEX "A"

ANNEX A IS HEREBY AMENDED IN ITS ENTIRETY BY INSERTION OF THE FOLLOWING FINANCIAL STATEMENTS:


                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------
                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1995            1994
                                                 (UNAUDITED)      (AUDITED)
--------------------------------------------------------------------------------

ASSETS

CASH AND DUE FROM BANKS                           $3,722,609     $3,168,634
INTEREST-BEARING DEPOSITS WITH BANKS                 990,000              0
SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE
  (AMORTIZED COST OF $35,354,337 AND
  $15,573,340 RESPECTIVELY)                       35,462,085     14,894,754
SECURITIES HELD TO MATURITY, AT AMORTIZED
 COST (FAIR VALUE OF $0 AND $6,248,170
 RESPECTIVELY)                                             0      6,341,505


FEDERAL FUNDS SOLD                                 9,275,000      5,250,000

  LOANS                                           73,603,110     75,124,783
  LESS ALLOWANCES                                 (1,237,151)    (1,355,935)
                                                ------------   ------------
LOANS, NET                                        72,365,959     73,768,848

BANK PREMISES AND EQUIPMENT, NET                     289,109        221,432
OTHER REAL ESTATE OWNED-NET                           84,000        100,000
ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS       1,618,138      1,319,482
                                                ------------   ------------
TOTAL ASSETS                                    $123,806,900   $105,064,655
                                                ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  DEPOSITS:
    Demand: non-interest bearing                  17,816,815     16,217,323
    Demand: interest-bearing                       5,069,386      6,304,341
    Money market & savings                        18,087,324     21,574,278
    Time deposits                                 55,967,131     35,332,792
    Time deposits over $100,000                   17,909,157     17,780,919
                                                ------------   ------------
TOTAL DEPOSITS                                   114,849,813     97,209,653
ACCRUED EXPENSES AND OTHER LIABILITIES             1,387,577      1,341,135
                                                ------------   ------------
TOTAL LIABILITIES                               $116,237,390    $98,550,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued
  Common stock, $.01; 20,000,000 shares





  authorized; issued and outstanding
  1,226,057 shares                                    12,260         12,260
  Capital in excess of par                        11,483,018     11,483,018
  Deficit                                         (3,996,516)    (4,302,825)
  Unrealized gain (loss) on securities
  available for sale                                  70,748       (678,586)
                                                ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                         7,569,510      6,513,867
                                                ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $123,806,900   $105,064,655
                                                ------------   ------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                    1995            1994
--------------------------------------------------------------------------------

INTEREST INCOME:

  Interest and fees on loans                      $1,720,249     $1,766,461
  Interest on Federal funds sold                     206,284         90,141
  Interest on time deposits due from banks            26,779              0
  Interest on investments                            420,636        198,889
                                                ------------   ------------
Total interest income                              2,373,948      2,055,491

Interest expense, deposits                         1,171,644        775,624
                                                ------------   ------------
Net interest income                                1,202,304      1,279,867
                                                ------------   ------------
Provision for loan losses                             75,000      1,002,800
                                                ------------   ------------
Net interest income after provision for
 loan losses                                       1,127,304        277,067

OTHER INCOME:
  Gain (loss) on sale of securities                        0              0
  Dividend income                                      4,836          4,836
  Service Fees                                        95,690         31,177
Total other income                                   100,526         36,013
                                                ------------   ------------
Income before other expenses                       1,227,830        313,080

OTHER EXPENSES:
  Salaries, wages and employee benefits              544,402        448,809
  Occupancy expenses                                 111,533        138,886
  Professional fees                                  133,300        150,220
  Other operating expenses                           382,580        426,538
                                                ------------   ------------
Total other expenses                               1,171,815      1,164,453
                                                ------------   ------------
NET INCOME (LOSS)                                    $56,015      ($851,373)
                                                ------------   ------------
NET INCOME (LOSS) PER COMMON SHARE                     $0.05         ($0.69)
                                                ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES                  1,226,057      1,226,057
                                                ------------   ------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                    1995            1994
--------------------------------------------------------------------------------

INTEREST INCOME:

  Interest and fees on loans                      $5,233,040     $4,991,440
  Interest on Federal funds sold                     492,718        274,492
  Interest on time deposits due from banks            68,683              0
  Interest on investments                          1,147,757        538,425
                                                ------------   ------------
Total interest income                              6,942,198      5,804,357

Interest expense, deposits                         3,094,989      2,279,412
                                                ------------   ------------
Net interest income                                3,847,209      3,524,945
                                                ------------   ------------
Provision for loan losses                            365,000      1,047,573
                                                ------------   ------------
Net interest income after provision for
 loan losses                                       3,482,209      2,477,372

OTHER INCOME:
  Gain (loss) on sale of securities                   74,756         (2,727)
  Dividend income                                     14,508         14,508
  Service Fees                                       208,425         87,659
                                                ------------   ------------
Total other income                                   297,689         99,440
                                                ------------   ------------
Income before other expenses                       3,779,898      2,576,812

OTHER EXPENSES:
  Salaries, wages and employee benefits            1,646,639      1,238,875
  Occupancy expenses                                 334,013        397,182
  Professional fees                                  345,230        285,798
  Other operating expenses                         1,147,709      1,174,749
                                                ------------   ------------
Total other expenses                               3,473,591      3,096,604
                                                ------------   ------------
NET INCOME (LOSS)                                   $306,307      ($519,792)
                                                ------------   ------------
NET INCOME (LOSS) PER COMMON SHARE                     $0.25         ($0.42)
                                                ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES                  1,226,057      1,226,057
                                                ------------   ------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                 INCREASE (DECREASE) IN CASH AND DUE FROM BANKS


                                                    1995            1994
                                                ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $306,307      ($519,792)
  Adjustments to reconcile net income to
   net cash used in operating activities:
  Provision for loan losses                          365,000      1,047,573
  Depreciation and Amortization                       89,743         56,603
  (Gain)/loss on sale of other real estate
   owned                                                             62,152
  Write-down of other real estate owned               16,000
  (Gain)/loss on sale of securities                  (74,756)         2,727
  Change in assets and liabilities:
  (Increase) in accrued interest receivable
   and other assets                                 (298,655)      (398,262)
  Increase (decrease) in accrued expenses
   and other liabilities                               9,443         62,071
                                                ------------   ------------
  NET CASH USED IN OPERATING ACTIVITIES              413,082        313,072
                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in time deposits
   with other banks                                 (990,000)
  (Increase)/decrease in Federal Funds sold       (4,025,000)     6,525,000
  Purchase of investment securities                             (13,846,765)
  Purchase of securities available for sale      (16,824,033)
  Purchase of securities held to maturity         (6,317,154)
  Proceeds from sales and maturities of
   securities                                      8,676,735
  Principal receipts on securities                 1,016,290
  Net (increase)/decrease in loans                 1,037,889      5,786,520
  Premises and equipment expenditures                (73,994)       (24,957)
                                                ------------   ------------
  NET CASH USED IN INVESTING ACTIVITIES          (17,499,267)    (1,560,202)
                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, money
   market and savings deposits                    (3,122,417)     5,610,234
  Net increase (decrease) in other time
   deposits                                       20,762,577     (3,314,980)
  Proceeds from sale of other real estate
   owned                                                            142,357
                                                ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES       17,640,160      2,437,611
                                                ------------   ------------

Increase/(decrease) in cash and due from banks       553,975      1,190,481






Cash and due from banks, beginning of year         3,168,634      2,370,734
                                                ------------   ------------

Cash and due from banks, end of period            $3,722,609     $3,561,215
                                                ------------   ------------



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

4.   PENNSYLVANIA SHARES TAX:

     Effective July 1, 1989, Pennsylvania enacted legislation creating the bank shares tax and a new bank tax credit allowing a one-time tax credit for banks chartered after January 1, 1979. The maximum amount of the credit that can be used in any year is limited to 80% of the tax liability, First Executive Bank's tax liability was reduced by an aggregate credit of approximately $605,000 for the years 1989 through 1991.

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

     In April 1995, the Pennsylvania Department of Revenue negotiated a settlement with the bank group allowing in full the maximum amount of credits to be applied to the tax liability.

     However, the Pennsylvania Department of Revenue indicated that First Executive Bank's liability, after the credits (primarily for 1989), is approximately $114,000, representing a difference in treatment for certain aspects of capital calculations. The Bank disputes this amount and is currently appealing to the Board of Finance and Revenue. In the opinion of the Bank's management, the outcome of this litigation will not have a material adverse effect on the Company's financial position; however, it could have a material impact on the results of operations of a subsequent quarter or year.

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

6.   INVESTMENT SECURITIES:

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

     At September 30, 1995, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". During the third quarter, in order to increase the flexibility of asset/liability management, the Bank reclassified certain securities with a book value of approximately $7,654,000 and unrealized gains of approximately $60,000 from the "held-to-maturity" classification to the "available-for-sale" classification. Available-for-sale securities consist of U.S. Government Treasury, U.S. Government Agency, and Other Securities with book and market values of $8,482,000, $25,616,000, and $1,256,000 respectively, as of, September 30, 1995.
Accordingly, the net unrealized gain on securities available-for-sale, as of this date, was $108,000.

The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1995.


------------------------------------------------------------------------------
                                              GROSS         GROSS
                                          UNREALIZED   UNREALIZED
AVAILABLE-FOR-SALE ($000)         COST          GAIN         LOSS   FAIR VALUE
------------------------------------------------------------------------------

U.S. Treasury                   $8,482           $69           $0       $8,551
U.S. Government Agencies        25,616            40            1       25,655
Other                            1,256             0            0        1,256
------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE       $35,354          $109           $1      $35,462
------------------------------------------------------------------------------
