Form 10KSB
period 1995-12-05
EXECUFIRST BANCORP INC
filed 1996-04-01
CIK 834285

                             SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                        Form 10-KSB
          (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  DECEMBER 31, 1995                        OR
                           ----------------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (NO FEE REQUIRED)

For the transition period from __________________to____________________

          Commission file number 0-17007
                                 ------------------------

        EXECUFIRST BANCORP, INC.(Name of Small Business Issuer In Its Charter)

PENNSYLVANIA                                       23-2486815
- --------------------------------------------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1513 WALNUT STREET, PHILADELPHIA, PA                             19102
- --------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (215) 564-3300

Securities registered pursuant to Section 12(b) of the Act:  None.

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -----------------------------------------------------------------------------



Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE
- ------------------------------------------------------------------------------
                                  (Title of class)

                                  (Title of class)

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
     ---        ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]
[Cover page 1 of 2 pages]

     State the Issuer's revenues for its most recent fiscal year.  $9,986,399

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $6,357,194 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on February 29, 1996.*

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 1,229,557 as of February 29, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be utilized in connection with the Issuer's 1996 Annual Meeting of Shareholders presently scheduled to be held May 29, 1996 are incorporated by reference into Part III hereof.


* Includes 296,847 shares beneficially owned by First Fidelity Bancorporation. Does not include 123,958 shares believed to be beneficially owned by executive officers and directors of the issuer and its subsidiary.

                              EXECUFIRST BANCORP, INC.

                                     FORM 10-KSB


                                       INDEX


PART I                                                                  PAGE
- ------------------------------------------------------------------------------
Item 1 Description of Business. . . . . . . . . . . . . . . . . . . . . .  4
Item 2 Description of Properties. . . . . . . . . . . . . . . . . . . . .  6
Item 3 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 4 Submission of Matters to a Vote of Security Holders. . . . . . . .  8

PART II

Item 5  Market for Common Equity and Related Stockholder Matters . . . . .  9
Item 6  Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . . 10
Item 7  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 35
Item 8  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure . . . . . . . . . . . . . . 36

PART III

Item 9  Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . 36
Item 10 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 36
Item 11 Security Ownership of Certain Beneficial Owners and Management . . 36
Item 12 Certain Relationships and Related Transactions . . . . . . . . . . 36
Item 13 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 36


PART I

ITEM 1:        DESCRIPTION OF BUSINESS

EXECUFIRST BANCORP, INC.

          ExecuFirst Bancorp, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on November 16, 1987. The Company became a bank holding company on November 2, 1988 when it consummated the acquisition of all of the authorized capital stock of First Executive Bank. The Company provides banking services through the Bank, and does not presently engage in any activities other than banking activities. The principal executive offices of the Company and the Bank are located at 1513 Walnut Street, Philadelphia, PA. Its telephone number is (215) 564-3300.

          The Company and the Bank have a total of 40 employees.

FIRST EXECUTIVE BANK

          First Executive Bank (the "Bank"), the Company's sole subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation. It presently conducts its principal banking activities through its offices at 1513 Walnut Street, Philadelphia, PA. During 1992, the Bank established a branch office located in the interior lobby of Graduate Hospital, 19th and Lombard Streets, Philadelphia, PA..

          As of December 31, 1995, the Bank had total assets of approximately $129,663,000, total shareholders equity of approximately $7,782,000, total deposits of approximately $120,267,000 and loans receivable outstanding of approximately $77,529,000. The majority of such loans were made for commercial purposes.

          The Bank offers many consumer and commercial banking services, including credit cards, money orders, travelers' checks and access to an automated teller network, with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area.

          The Bank attempts to offer a high level of personalized service to both its commercial and consumer customers. The Bank offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing "NOW" accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

          The Bank offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured loans, home improvement loans, bridge loans, mortgages, home equity lines of credit, overdraft lines of credit and loans for tuition and the purchase of marketable securities. The Bank actively solicits non-interest and interest-bearing deposits from its borrowers.

          Management attempts to minimize the Bank's credit risk through loan application evaluation, approval and monitoring procedures. Since its inception, the Bank has had a senior officer monitor compliance of the Bank's loan officers with the Bank's lending policies and procedures.

          The Bank also maintains an investment securities portfolio.
Investment securities are purchased by the Bank within strict standards of the Bank's Investment Policy, which is approved annually by the Bank's board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 1995 and 1994, approximately 97% and 95%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities. Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities are minimal, with risk-based capital weighting factors of 0% and 20%, respectively.

          The Bank's regulatory authorities have required the Bank to determine appropriate liquidity ratios to insure that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed a Finance Committee, comprised of certain members of the Bank's board of directors and senior management who determines such ratios. The purpose of the committee is, in part, to monitor the Bank's liquidity and adherence to the ratios. The Finance Committee meets at least quarterly. The Bank is currently in compliance with all required liquidity ratios.

          The Bank's lending activities are focused on small businesses within the professional community. Real estate mortgage and commercial loans are the most significant categories of the Bank's lending activities, representing approximately 51% and 42%, respectively, of total loans outstanding at December 31, 1995. Repayment of these loans is in part, dependent on general economic conditions affecting the community, and the various businesses within the community. Although the majority of the Bank's loan portfolio is secured with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. This portion of the portfolio represents the greatest risk of loss to the Bank. While management continues to follow strict underwriting policies, and monitors loans through the Bank's loan review officer, a credit risk is still inherent in the portfolio. Management has further mitigated the credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

          The Bank's primary service area is Philadelphia and the surrounding area. The location of the Bank's executive offices places it within walking distance from the core of the offices and social institutions of the city's business community.

          On November 17, 1995, the Company and Republic Bancorporation, Inc. ("Republic") entered into an Agreement and Plan of Merger pursuant to which Republic will be merged with and into the Company (the "Merger"). Pursuant to the terms of the Merger, each outstanding share of Republic common stock will be exchanged for shares of the Company's common stock. The exchange ratio will be determined by the relative per share book values of the Company and Republic at the end of the quarter immediately preceding consummation of the Merger. The Merger is subject to regulatory and shareholder approval and is intended to qualify as a tax-free reorganization. The Merger is expected to be consummated during the second quarter of 1996. Following the Merger, the Bank and Republic's bank subsidiary will merge and conduct business under a single charter.

COMPETITION

          There is substantial competition among financial institutions in the Bank's service area. The Bank competes with new and established local commercial banks, as well as numerous regionally-based commercial banks. In addition to competing with new and well-established commercial banking institutions for both deposits and loan customers, the Bank competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for funds.

          To maintain market share, the Bank has priced its time deposit products within the top one-third of its competition. Similarly, loan products have also been priced to attract new and existing borrowers, according to area competition and credit considerations. Management has also increased its emphasis on business development through the hiring of additional lending staff and targeting the Bank's niche market segment of small businesses and professionals. The Bank intends to continue its focus on professionals while expanding its commercial real estate and small business efforts. Additionally, in a further attempt to diversify its portfolio and increase its market penetration, the Bank has begun to emphasize consumer lending. Media advertising is employed to obtain deposit funding required to support the increased in loan production. All such business development plans are highly dependent upon the strength of the economic recovery in the Bank's market area, as well as the specific businesses on which it focuses.


          Many of the banks with which the Bank competes have more established depositor and borrower relationships and greater financial resources than the Bank and offer a wider range of deposit and lending instruments and possess greater depth of management than the Bank. The Bank is subject to potential intensified competition from new branches of established banks in the area as well as new banks which could open in its trade area. Several de novo banks with business strategies similar to those of the Bank have opened since the Bank's inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Bank anticipates a continued increase in competition in its market area.


ITEM 2:        DESCRIPTION OF PROPERTIES

          The Company leases approximately 13,000 square feet on the first and second floors, as well as the basement, of 1513 Walnut Street, Philadelphia, Pennsylvania.

The space is occupied by both the Company and the Bank. The first floor contains a banking area, lobby, office space and a safe. Administrative and executive offices are located on the second floor. The basement has been renovated for use as an operations and storage area. Management believes that its present space is adequate, but that future staffing needs and the consummation of the Merger may require the Bank to secure additional space and the Bank is presently exploring several options in this area.

          The initial term of the lease on such property expires on December 31, 1998 and contains one renewal option of five years. The annual rent at such location for 1996 is $327,000 payable monthly.

     In addition to the base rent and building operation expenses, the Company is required to pay all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises. Pursuant to the terms of its lease, the Company has a right of first refusal to purchase the leased premises.

          The Bank leases approximately 780 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania for its sole branch location. The space contains a banking area, lobby, office, and a safe. The initial term on such lease expires June 30, 1997 and contains one renewal option of five years. The annual rental at such location for 1996 is $ 23,000 payable monthly.


ITEM 3:        LEGAL PROCEEDINGS

          As of the date hereof, the Company is not aware of any legal actions or proceedings presently pending against the Company or the Bank.

During their 1994 examination of the Bank, the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Pennsylvania Department of Banking (the "Department of Banking") identified certain deficiencies and violations relating to (1) certain policies and procedures of the Bank with respect to documentation, review and granting of loans; certain aspects of its loan loss reserve; and certain other internal controls, (ii) the staff of the Bank, and (iii) certain reporting requirements under the Currency and Foreign Transaction Reporting Act. In order to remedy these alleged deficiencies and violations, but without admitting such allegations, on May 24, 1995, the Company and the Bank entered into Written Supervisory Agreements (the "Supervisory Agreements") with each of the Federal Reserve Bank and the Department of Banking, pursuant to which the Company and the Bank agreed to take the following actions.


1. To receive prior approval of the Federal Reserve Bank and the Department of Banking before paying any dividends.

2. To receive prior approval of the Federal Reserve Bank before incurring any debt except in the ordinary course of business.

3. To submit to the Federal Reserve and the Department of Banking written plans or reports with respect to (a) the capital position of the Bank; (b) the Bank's proposed business activities for the balance of 1995 and each year thereafter; (c) the performance of a review of executive management, the information provided by executive management to the board of directors and the procedures of the board of directors; and (d) the Bank's loan policies and procedures and internal controls.

4. To establish a "Compliance Committee" composed of three (3) outside directors of the Bank to ensure compliance with the supervisory Agreements.

5.   To file quarterly reports with the Federal Reserve Bank and the Department
of Banking     with respect to compliance with the Supervisory Agreements.

      As of the date hereof, the Company and the Bank have implemented, or are in the process of implementing within the time periods set forth in the Supervisory Agreements, the policies, procedures and internal controls described above required by such agreements, including, but not limited to, those relating to the documentation, review and granting of loans and the establishment of the Compliance Committee. All plans and reports required to be submitted to the Federal Reserve Bank and the Department of Banking have been submitted or are expected by the Company to be submitted within the time periods set forth in the Supervisory Agreements. These reports are not expected to have a material impact on the Company's or the Bank's financial operations.

The Supervisory Agreements do not mandate the imposition of civil of money penalties and, other than set forth above, should have no immediate impact on the operations of the Company or the Bank. Of the required actions noted above, many measures, including, but not limited to, those set forth as nos. 3 and 4 above, were adopted at the behest of the Board and management following discussions with regulators, which discussions were held prior to the imposition of the Supervisory Agreements.

As of June 30, 1995, a joint examination was conducted by the Department of Banking and the Federal Reserve Bank. The examination report indicated that the Bank had made progress in addressing the deficiencies cited in the 1994 examination report and indicated that the Bank is in substantial compliance with the terms of Supervisory Agreements.



ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                   PART II

ITEM 5:        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of the Company is listed for trading on the National Association of Securities Dealers Automated Quotation System Smallcap Market under the symbol "FXBC." As of February 29, 1996, there were approximately 255 holders of record of the Company's common stock. The high and low closing bid prices for the Company's common stock during each fiscal quarter of 1995 and 1994 were as follows:


          1995:
- ---------------

                1ST QTR   2ND QTR   3RD QTR   4TH QTR
                -------   -------   -------   -------
High Bid         3.875     4.250     5.500     6.500
Low Bid          3.000     3.500     3.500     4.250

          1994:
- ---------------

               1ST QTR    2ND QTR   3RD QTR   4TH QTR
               -------    -------   -------   -------
High Bid        4.500      4.500     4.375     4.250
Low Bid         4.125      4.000     3.000     2.500


          Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          The Company has not paid any cash or stock dividends. Pursuant to the Supervisory Agreements, the Bank cannot declare or pay any dividends on its common stock unless it obtains approval from the Federal Reserve Bank and the Department of Banking.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             1995 COMPARED TO 1994

             RESULTS OF OPERATIONS

          For the year ended December 31, 1995 the Company reported net income of $503,000 or $.41 per share compared with a net loss of $834,000 or $.68 per share for the year ended December 31, 1994. The increase in the Company's results during 1995 was primarily the result of a reduction in the provision for possible loan losses to $690,000 for the year ended December 31, 1995, from $1,349,000 for the year ended December 31, 1994, a decrease of $659,000. This decrease was due to a lower level of problem loans during 1995. In 1995 the company also reported non-recurring gains on the sale of certain investment securities of $178,000. Net interest income increased to $5,215,000 for the year ended December 31, 1995 from $4,899,000 for the year ended December 31, 1994. Additionally, the Company recognized an income tax benefit in the amount of $246,500 primarily as the result of a reduction in the deferred tax asset valuation allowance.

          The Company's total assets increased 23% to approximately $129,663,000 at December 31, 1995 from $105,065,000 at December 31, 1994. Loans receivable increased 3% to approximately $77,529,000 at December 31, 1995 from $75,125,000 at year-end 1994. Total investment securities increased 3% to $28,582,000 at December 31, 1995, from $21,236,000 at December 31, 1994. Total deposits increased 24% during the year to approximately $120,267,000 from approximately $97,210,000 at December 31, 1994. Loans receivable at December 31, 1995, represented approximately 60% of the Company's total assets compared to approximately 72% at December 31, 1994. Loans receivable generally represent the highest earning assets of a bank's portfolio. The ratio of loans receivable to total deposits at December 31, 1995 was approximately 64% compared to 77% at December 31, 1994. This reduction was the result of a decision by the Bank to invest the Bank's incremental deposit growth in investment securities and federal funds in order to increase the Bank's liquidity.

Listed below is a comparative schedule of gross loans receivable as of December 31, 1995 and 1994. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loans.

                            LOAN BREAKDOWN TABLE
                           (Dollars in Thousands)


                                DECEMBER 31, 1995           December 31, 1994
                                AMOUNT            %         AMOUNT        %
                                ----------------------      --------------------
LOANS COLLATERALIZED BY
  REAL ESTATE:
ONE TO FOUR FAMILY RESIDENTIAL $24,609           31.8%      $21,929      29.2%

MULTI-FAMILY RESIDENTIAL         2,611            3.4%        2,371       3.2%

COMMERCIAL AND OTHER            13,517           17.4%       10,382      13.8%
                               -------          ------      -------     ------
TOTAL LOANS COLLATERALIZED
  BY REAL ESTATE                40,737           52.6%       34,682      46.2%
                               -------          ------      -------     ------

COMMERCIAL  BUSINESS LOANS      31,268           40.3%       36,623      48.7%

ALL OTHER LOANS                  5,524            7.1%        3,820       5.1%

TOTAL LOANS                    $77,529          100.0%      $75,125     100.0%
                               -------          ------      -------     ------
                               -------          ------      -------     ------

          Of the approximately $77,529,000 loans outstanding as of December
31, 1995, approximately $49,919,000 were due in one year or less;
approximately $21,198,000 were due in one-to-five years; approximately $5,792,000 were due after five years; and $620,000 were in non-accrual status. Of the approximately $26,990,000 in loans due after one year, approximately $6,571,000 are variable rate loans and approximately $
20,419,000 are fixed rate loans. The Bank's underwriting standards are consistent with the banking industry. These standards are reviewed at least annually by the Bank's board of directors, and modified as deemed appropriate. The Bank believes that its past due loan ratios are also within industry standards. Management continually strives to keep loan delinquencies at a minimum. Although the majority of the Bank's loan portfolio is secured with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing a greater risk of loss to the Bank. In addition, loans which are secured by a second lien of real estate may represent a greater risk of loss to the Bank than do unsecured loans.

     Of the total daily average deposits of approximately $106,056,000 held by the Bank during 1995, approximately $15,258,000, or 14%, represented non-interest bearing deposits, compared to approximately $14,912,000, or 15%, of approximately $100,733,000 total daily average deposits during 1994.
Total 1995 year-end deposits consisted of approximately $19,880,000 in non-interest-bearing demand deposits, $5,923,000 in interest-bearing demand deposits, $2,837,000 in savings deposits, $18,480,000 in money market accounts and $56,003,000 in time deposits under $100,000, and $17,145,000 in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period. The following table represents the contractual maturity of time deposits greater than $100,000 at December 31, 1995.

TIME DEPOSITS GREATER THAN $100,000. (IN THOUSANDS)


CONTRACTUAL MATURITY   0 - 90 DAYS   91 - 365 DAYS  1 TO 5 YEARS  OVER 5 YEARS  TOTAL
- -------------------------------------------------------------------------------------
AMOUNT                 $9,409        $7,635         $100          $0           $17,144
- -------------------------------------------------------------------------------------

          The Company's total interest income for fiscal year 1995 was approximately $9,591,000 compared to $8,013,000 for fiscal year 1994, an increase of approximately 20%. Total interest expense for fiscal year 1995 was approximately $4,376,000 compared to $3,114,000 for the same period in 1994, an increase of approximately 41%. As described in the Rate and Volume Variance table below, the increase in interest income was principally the result of a higher volume of interest earning assets in 1995. The ratio of interest expense to interest income for 1995 was approximately 46% compared to a ratio of 39% for 1994.


          The following tables set forth certain information relating to the Company's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1995 and 1994. Such yields and costs are derived by dividing actual income or expense by the daily average balance of assets or liabilities, respectively, for the respective period. Non-accrual loans are included in average loans receivable.


                                  AVERAGE BALANCE SHEET
                                 YEAR ENDED DECEMBER 31,
                                         1995                                      1994
                          -------------------------------------------------------------------------
                              AVERAGE                YIELD/        AVERAGE                   YIELD/
                              BALANCE     INTEREST    COST         BALANCE      INTEREST       COST
                          -------------------------------------------------------------------------
ASSETS:
INTEREST EARNING ASSETS:
  LOANS RECEIVABLE        $71,559,033    7,130,580    9.96%     $78,810,123    6,787,338      8.61%
  DEPOSITS WITH BANKS       1,358,671       85,165    6.27%               0            0      0.00%
  INVESTMENT SECURITIES:
     AVAILABLE-FOR-SALE    18,938,447    1,249,938    6.60%      12,981,562      520,324      4.01%
     HELD-TO-MATURITY       8,116,477      487,786    6.01%       5,826,879      320,478      5.50%
  FEDERAL FUNDS SOLD       10,835,558      637,157    5.88%       9,479,748      385,028      4.06%

TOTAL-INTEREST EARNING
  ASSET                   110,808,186    9,590,626    8.66%     107,098,312    8,013,168      7.48%
NON-INTEREST EARNING
  ASSETS                    3,747,500                             2,766,857

TOTAL ASSETS             $114,555,686                          $109,865,169
                         --------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  INTEREST BEARING LIABILITIES:

  DEMAND-INTEREST BEARING  $5,960,033     $150,909    2.53%      $5,876,835     $152,660      2.60%
  MONEY MARKET & SAVINGS   19,501,476      558,633    2.86%      23,472,356      619,548      2.64%
  OTHER TIME DEPOSITS      65,335,194    3,666,409    5.61%      56,469,986    2,341,968      4.15%
  FEDERAL FUNDS
    PURCHASED/REPOS                 0            0    0.00%               0            0      0.00%
                                   ----------------------------------------------------------------
TOTAL INTEREST-BEARING
  LIABILITIES              90,796,703    4,375,951    4.82%      85,819,177    3,114,176      3.63%

OTHER NON-INTEREST
   BEARING LIABILITIES     16,409,245                            16,075,528
                           ------------------------------------------------
TOTAL LIABILITIES         107,205,948                           101,894,705

SHAREHOLDERS' EQUITY        7,349,738                             7,970,464
                            ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY   $114,555,686                          $109,865,169
                            ---------                             ---------
                            ---------                             ---------
NET INTEREST INCOME/RATE
  SPREAD                                $5,214,675    3.84%                   $4,898,992      3.85%
                                        -----------------------------------------------------------
NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST EARNING ASSETS  20,011,483                 4.71%      21,279,135                   4.57%
                           ------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  AS A PERCENT OF INTEREST-
  BEARING LIABILITIES                                  122%                                    125%
                                                       --------------------------------------------

The following table analyzes the rate and volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1995 and 1994.

                            RATE VOLUME ANALYSIS
- ---------------------------------------------------------------------------------------
                                                               CAUSED BY
- ---------------------------------------------------------------------------------------
                            TOTAL VARIANCE        RATE          VOLUME          MIX
- ---------------------------------------------------------------------------------------

INTEREST INCOME

Loans Receivable                 $343,242      $1,065,785      $(624,483)      (98,060)

Deposits With Banks                85,165            -              -           85,165

INVESTMENT SECURITIES:

   AVAILABLE-FOR-SALE             729,614         336,459        238,763       154,392

   HELD-TO-MATURITY               167,308          29,707        125,928        11,673

Federal Funds Sold                252,129         172,404         55,067        24,658
                                -------------------------------------------------------
Total-Interest Earning Assets   1,577,458       1,604,355       (204,725)      177,828
                                -------------------------------------------------------
INTEREST EXPENSE

Demand-Interest-bearing           $(1,751)        $(3,858)        $2,161       $   (54)

Money Market & Savings            (60,915)         52,832       (104,811)       (8,936)

Other Time Deposits             1,324,442         826,954        367,665       129,822

Federal Funds
   Purchased/Repos                   -               -              -             -
                                -------------------------------------------------------
Total Interest-Bearing
     Liabilities               $1,261,775        $875,928       $265,015      $120,832
                                -------------------------------------------------------

NET INTEREST INCOME            $5,214,675
                                ---------

          Interest on federal funds sold represented approximately 7% of the Bank's gross interest income for the year ended December 31, 1995 compared to 5% for the year ended December 31, 1994. Interest on investments as a percentage of total interest income was approximately 18% for the year ended December 31,
1995 compared to 10% for the year ended December 31, 1994.   Interest on loans
outstanding represented 74% of gross interest income during 1995 compared to 85%
during 1994.   Management believes that, in the future, interest on loans will continue to provide the largest percentage of its gross interest income. Interest income and non-interest income as a percentage of gross revenues (excluding non-recurring gains on the sale of investment securities) for the year ended December 31, 1995 were 98% and 2%, respectively, unchanged from the same period in 1994.

          Non-interest income totaled approximately $218,000, excluding gains realized on the sale of investment securities during 1995. This is an increase of $95,000 over the other non-interest income reported for the year ended December 31, 1994 of $123,000. This is the result of an increase in pricing of certain Bank services as well as an increase in related account activity. In addition, non-recurring gains on investment securities sold for the year ended December 31, 1995 increased to $178,000 as compared to a $3,000 loss for the
year ended December 31, 1994.   At December 31, 1995, the investment security
portfolio had approximately $86,424 of net unrealized gains, net of deferred taxes.

          Salaries and employee benefits of approximately $2,246,000 for the year ended December 31, 1995 represented approximately 25% of total expenses for the year, as compared to 19% or $1,731,000 for the year ended December 31 1994. This increase was the result of additions in staffing as well as non-recurring costs of severance.

          Occupancy expenses of approximately $594,000 for the year ended December 31, 1995 represented 7% of total expenses, compared to $553,000 or 6% for the same period in 1994. These expenses were comprised mainly of rent expense of approximately $312,000, each year. Professional fees declined to $468,000 from $532,000 as the result of management's efforts to reduce the use of outside legal and consultants.

           Other expenses totaled approximately $728,000, or 8% of total expenses, during the year ended December 31, 1995, compared to approximately $1,059,000, or 23% of total expenses, during the year ended December 31, 1994. Major components of this category included advertising, costs associated with the administration of problem assets and general/administrative expenses. The year-to-year decrease of $331,000 was due primarily to management's efforts to reduce administration costs.

          Management believes that continued profitable operations will be contingent on several factors, both external and internal. Examples of internal factors include Management's ability (i) to attract additional deposits to allow further expansion of the Bank's loan and investment programs; (ii) to make accurate credit analyses upon origination of loans; (iii) to deal expeditiously and efficiently with non-performing assets; and (iv) to control or reduce non-interest expenses. In response to such external factors, the Company is actively pursuing collection of non-performing assets through the institution of legal proceedings, has intensified its marketing program, expanded the types of loans offered and increased the internal loan review function. External factors over which the Company has little or no control include the interest rate environment and the strength, or weakness, of the economy in the Company's market area. Management believes that the general economy in its market area will not experience a decline to any material extent in the near term. See - "Management's Discussion and Analysis - Liquidity".



          LOAN LOSS RESERVE


          As of December 31, 1995, the Bank's allowance for loan losses equaled approximately 1.5% of outstanding loans receivable, including non-accrual loans, as compared to approximately 1.8% at year-end 1994. During 1995, additions made to the loan loss reserve resulted in a charge to earnings of approximately $690,000 compared to a charge of $1,349,000 for the year ended December 31, 1994. The Company's aggregate reserve for loan losses were approximately $1,436,000 as of December 31, 1995 compared to $1,356,000 as of December 31, 1994. Of such reserve for loan losses, management has allocated approximately $ 755,000 for commercial purpose loans, and approximately $ 527,000 for loans collateralized by real estate. The balance of $153,000 is unallocated.

          The chart below shows an analysis of the Allowance for Loan Losses for the years ended December 31, 1995 and 1994. During 1995, the Bank recognized charge-offs against its allowance for loan losses in the aggregate amount of approximately $815,000. Substantially all of such charged-off amounts related to loans which had previously been classified as non-accrual loans. The charge-offs were comprised of a number of credits, with two commercial loans representing nearly 50% of the charge-offs totaling $250,000 and $150,000, respectively. Subsequently, during 1995 the $150,000 charge-off was recovered. The ratio of gross charge-offs to average loans outstanding during 1995 was 1.1%. The same ratio for 1994 was 2.4%. There were loans in the aggregate amount of approximately $1,853,000 charged-off during 1994.

               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                       YEAR                      YEAR
                                       ENDED                      ENDED
                                       12/31/95                   12/31/94
                                      ----------------------------------------
BALANCE AT THE BEGINNING OF PERIOD    $1,355,935                  $1,351,007


CHARGE-OFFS:
  COMMERCIAL                             677,963                   1,629,590
  REAL ESTATE MORTGAGE                   137,000                     223,387
                                        --------                  ----------
                                         814,963                   1,852,977
                                        --------                  ----------

RECOVERIES:
  COMMERCIAL                             194,639                     505,527
  REAL ESTATE MORTGAGE                     9,890                       3,245
                                        --------                  ----------
NET CHARGE-OFFS                          610,324                   1,344,205
                                        --------                  ----------

ADDITIONS CHARGED
  TO OPERATIONS                          690,000                   1,349,133


BALANCE AT THE
  END OF PERIOD                       $1,435,501                  $1,355,935
                                        --------                  ----------
                                        --------                  ----------

AVERAGE LOANS OUTSTANDING            $71,559,033                 $78,810,123


RATIO OF NET CHARGE-OFFS DURING
  THE PERIOD TO AVERAGE LOANS
  OUTSTANDING DURING THE PERIOD             0.85%                      1.71%


          As of December 31, 1995 and 1994, the Bank had loans outstanding, totaling approximately $620,000 and $212,427 respectively, which were classified as non-accrual. At December 31, 1995 and 1994, these loans had approximately $212,000 and $1,222,000 of Loan Loss Reserves allocated to them respectively. During 1995, there were $-0- charge-offs related to Non-Accrual Loans, and $1,419,000 for the same period in 1994. However, Management is actively pursuing collection of such loans through the legal process. While it is expected that a sizable portion of such loans may be uncollectible, it is uncertain as to the amount of any actual loss that may be incurred in connection with these loans. Had these loans been performing throughout fiscal year 1995 an additional $40,000 in interest income would have been accrued. Interest income on non-accrual loans included in income during 1995 was $263. The Company has a policy of classifying as non-accrual, any loan for which payment of either principal or interest, on a contractual basis, is not received for a period of 90 days, or any loan classified by the Bank or regulators such that
full repayment of principal or interest is considered doubtful.   In addition to
the non-accrual and charged-off loans described above, as of December 31, 1995 and 1994, the Bank's delinquency list of loans (i) 30 to 59 days past due, consisted of 13 and 6 loans respectively in the aggregate principal amount of $607,296 and $161,702 respectively, which were contractually overdue in the aggregate amount of approximately $27,013 and $19,000 respectively; and (ii) 60 to 89 days past due, consisted of 4 and 1 loan in the aggregate principal amount of $ 145,730 and $141,838 respectively, which were contractually overdue in the amount of approximately $4,362 and $5,000 respectively. In addition, the Bank has classified certain loans as special mention, substandard, and doubtful. At December 31, 1995 and 1994, special mention loans totaled approximately $1,938,000 and $-0- respectively; substandard loans of approximately $1,493,000 and $2,259,000 respectively; and doubtful loans of approximately $341,000 and $2,311,000 respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 1995 and 1994.

                                 1995           1994
                              -------------------------

Balance at January 1          $ 100,000      $ 325,000

Charge-offs                      19,000        225,000
                              ---------      ---------
Balance at December 31,       $  81,000      $ 100,000
                              ---------      ---------
                              ---------      ---------

     The Company continued a loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Loan Review Committee of the Board of Directors. The Bank's board of directors reviews the findings of the loan review program on a monthly basis. Based on the recommendations of this program, past performance of the Bank's loan portfolio and general economic conditions, management believes that the reserve for loan losses is reasonable and would be adequate to absorb potential losses related to problem assets.

          CAPITAL RESOURCES

          The shareholders' equity of the Company as of December 31, 1995 totaled approximately $7,782,000 compared to approximately $6,514,000 as of December 31, 1994.

          Book value per share of the Company's common stock increased from $5.31 as of December 31, 1994 to $6.35 as of December 31, 1995. The increase was attributable to net income of $.41 per share and the increase in fair value of securities available-for-sale, net of deferred income taxes of $.63 per share for the year ended December 31, 1995.

          REGULATORY CAPITAL REQUIREMENTS

          THE FOLLOWING TABLE PRESENTS THE BANK'S CAPITAL RATIOS AT DECEMBER 31, 1995:


TIER I CAPITAL                                 $7,688,000
TIER II CAPITAL                                 1,038,000
TOTAL CAPITAL                                  $8,726,000

TOTAL AVERAGE QUARTERLY ASSETS               $123,786,000
TOTAL RISK-WEIGHTED ASSETS(1)                  82,931,000

TIER I RISK-BASED CAPITAL RATIO(2)                   9.27%
REQUIRED TIER I RISK-BASED CAPITAL RATIO             4.00%
EXCESS TIER I RISK-BASED CAPITAL RATIO               5.27%
TOTAL RISK BASED CAPITAL RATIO(3)                   10.52%
REQUIRED TOTAL RISK BASED CAPITAL RATIO              8.00%
EXCESS TOTAL RISK BASED CAPITAL RATIO                2.52%
TIER I LEVERAGE RATIO(4)                             6.21%
REQUIRED TIER I LEVERAGE RATIO                       5.00%
EXCESS TIER I LEVERAGE RATIO                         1.21%

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

          THE BANK'S ABILITY TO MAINTAIN THE REQUIRED LEVELS OF CAPITAL IS SUBSTANTIALLY DEPENDENT UPON THE SUCCESS OF THE BANK'S CAPITAL AND BUSINESS PLANS, THE IMPACT OF FUTURE ECONOMIC EVENTS ON THE BANK'S LOAN CUSTOMERS, THE BANK'S ABILITY TO MANAGE ITS INTEREST RATE RISK AND CONTROL ITS GROWTH AND OTHER OPERATING EXPENSES.

     In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992 implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications which consideration could result in a downgrading in such classifications.

     The Company's capital-to-assets ratio declined from 6.2% as of December 31, 1994 to 6.0% as of December 31, 1995. The Company's daily average capital-to-assets ratio for calendar year 1995 was 6.4%. Management anticipates that its capital-to-assets ratio will be maintained at approximately the current level. The Company's daily average return on equity for 1995 was 6.8%; and its daily average return on assets was 0.4% for 1995.

          LIQUIDITY

     The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. Said lines of credit total $15.5 million in the aggregate. No amount was outstanding in this regard as of December 31, 1995. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

Cash flows from operations have consistently provided a source of liquidity to the Bank for the last two years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 1995 and 1994 were primarily due to the investing of excess funds into investment securities, as deposits have increased during 1995 and 1994, while loan balances have reflected an increase of only $2.4 million during 1995. Cash provided by financing activities have increased during 1995 and 1994, as the Bank had grown its deposit base to fund anticipated loan growth.

          The maturity distribution and weighted average yield of securities available-for-sale at December 31, 1995 were as follows:

                                    MATURITY

                         IN ONE YEAR  1 TO 5 YEARS   OVER 5 YEARS      TOTAL
- ------------------------------------------------------------------------------
U.S. GOVERNMENT AND AGENCIES AFS:

AMORTIZED COST              $5,996      $2,165         $19,969         $28,130
- ------------------------------------------------------------------------------
MARKET VALUE                $6,030      $2,178         $20,053         $28,261
- ------------------------------------------------------------------------------
UNREALIZED GAIN/(LOSS)         $34         $13             $84            $131
- ------------------------------------------------------------------------------
WEIGHTED AVERAGE YIELD        6.31%       7.27%           6.64%           6.63%
- ------------------------------------------------------------------------------

NOTE: DOLLARS IN THOUSANDS
- --------------------------


          The Bank's Finance Committee also acts as an Asset/Liability Management Committee which is responsible for managing the liquidity position and interest sensitivity of the Bank. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Bank's interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

          Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be beneficial since the Bank has the ability to quickly increase yield on its interest earning assets, primarily federal funds and floating rate commercial loans. However, a decrease in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of December 31, 1995, 39% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 16% were to mature, and be repriceable, within three to six months. Therefore, management believes that such an effect would be minimal.

          The table following presents the interest rate sensitivity of the Company as of December 31, 1995 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. Also, the interest-bearing demand and Savings Accounts are classified to reflect that, although the Company has the right to change the interest rate more frequently, in practice such interest rates are stable for long periods of time. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or GAP, for each repricing interval and a cumulative GAP and certain calculations based on such information. The Bank's one year cumulative GAP was (1.2%) at December 31, 1995. This GAP position indicates that if interest rates fall, the Bank's net interest income would increase and if interest rates rise, the Bank's net interest income would decrease. However, since the Bank's cumulative GAP is only (1.2%), effects of interest rate changes on net income would not be material.

                    INTEREST RATE SENSITIVITY REPORT
                        AS OF DECEMBER 31, 1995
                         (DOLLARS IN THOUSANDS)

                               1 - 90   91 - 180   181 - 365     1 - 5       5 Yrs &
                                 DAYS     DAYS       DAYS         YEARS       OVER       TOTAL
Interest Sensitive Assets:

Interest Bearing Balances
    Due From Banks                  $0      $990           $0          $0        $0        $990
Federal Funds Sold              17,050         0            0           0         0      17,050
Investment Securities              999    12,109        4,001       3,374     7,778      28,261
Net Loans                       47,171       524        2,224      21,198     5,792      76,909
                               ----------------------------------------------------------------
Totals                          65,220    13,623        6,225      24,572    13,570     123,210
                               ----------------------------------------------------------------




Cumulative Totals               65,220    78,843       85,068     109,640   123,210
                               ----------------------------------------------------------------


Interest Sensitive Liabilities:

Demand Interest Bearing          2,961         0            0       1,481     1,481       5,923
Savings Accounts                 1,419         0            0           0     1,418       2,837
Money Market Accounts            9,240         0            0       4,620     4,620      18,480
Time Deposits                   28,508    11,908       32,632         100         0      73,148
                               ----------------------------------------------------------------

Totals                          42,128    11,908       32,632       6,201     7,519     100,388
                               ----------------------------------------------------------------


Cumulative Totals              $42,128   $54,036      $86,668     $92,869  $100,388
                               ----------------------------------------------------------------
                               ----------------------------------------------------------------

GAP                             23,092     1,715      (26,407)     18,371     6,051      22,822


Cumulative GAP                  23,092    24,807       (1,600)     16,771    22,822           0
                               ----------------------------------------------------------------

Interest Sensitive Assets/
  Interest Sensitive Liabilities   1.5       1.5          1.0         1.2       1.2

Cumulative GAP/
  Total Earning Assets            18.7%     20.0%       (1.2%)       13.6%     18.5%


Total Earning Assets                    $123,210


          1994 COMPARED TO 1993

          RESULTS OF OPERATIONS

          For the year ended December 31, 1994 the Company reported a net loss of $834,000 or $.68 per share compared with a net profit of $416,000 or $.34 per share for the year ended December 31, 1993. The decline in the Companys results during 1994 was primarily the result of net charge-offs in the commercial loan portfolio. The Company recorded provisions for possible loan losses of approximately $1,349,000 for the year ended December 31, 1994, compared to approximately $352,000 at December 31, 1993.

          During the year ended December 31, 1994, the Company's total assets decreased 7% to approximately $105,065,000 from approximately $112,692,000 at December 31, 1993. Loans receivable declined 10% to approximately $75,125,000 from approximately $83,210,000 at year-end 1993. The Company's average loan size as of December 31, 1994 was approximately $92,000 compared to $90,000 as of December 31, 1993. Total deposits decreased during the year to approximately $97,210,000 from approximately $103,614,000 at December 31, 1993, a decrease of 6%. Loans receivable at December 31, 1994, represented approximately 72% of the Company's total assets, compared to approximately 74% at December 31, 1993. Loans receivable generally represent the highest earning assets of a bank's portfolio. The ratio of loans receivable to total deposits at December 31, 1994 was approximately 77% compared to 80% at December 31, 1993. This ratio is an indication of Management's ability to utilize available funds to their highest earning capacity. Both such ratios are in keeping with Management's expectations. Management does not expect that loans receivable will materially increase as a percentage of total assets during 1995.

          Listed below is a comparative schedule of gross loans receivable as of December 31, 1994 and 1993. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loans. For instance, $297,000 of the Bank's loans receivable as of December 31, 1994 indicated as being collateralized by one-to-four family residential real estate reflect purchase money or refinance mortgages, the remainder reflect loans collateralized by mortgage liens filed for collateral purposes in accordance with the Bank's lending policies. The primary lending activity of the Bank is to originate loans to individuals and business entities for business related purposes, as indicated. In 1993, the
Bank began to offer residential purchase money and refinance mortgages.    It is
the present intention of the Bank only to make residential mortgage loans which it will be able to and will sell in the secondary market.

                             LOAN BREAKDOWN TABLE
                            (DOLLARS IN THOUSANDS)

                         DECEMBER 31, 1994        DECEMBER 31, 1993
                                    AMOUNT    %         AMOUNT    %
                         --------------------------------------------
LOANS COLLATERALIZED BY
 REAL ESTATE:

ONE-TO-FOUR FAMILY RESIDENTIAL    $21,929     29.2%    $31,426    37.8%

MULTI-FAMILY RESIDENTIAL            2,371      3.2%      1,843     2.2%

COMMERCIAL AND OTHER               10,382     13.8%      3,010     3.6%
                                  -------------------------------------
TOTAL LOANS COLLATERALIZED
  BY REAL ESTATE                  $34,682     46.2%    $36,279    43.6%

COMMERCIAL BUSINESS LOANS          36,623     48.7%     46,516    55.9%

ALL OTHER LOANS                     3,820      5.1%        415      .5%
                                  -------------------------------------

TOTAL LOANS                       $75,125    100.0%    $83,210   100.0%


          Of the approximately $75,125,000 loans outstanding as of December 31, 1994, approximately $44,498,000 were due in one year or less; approximately $24,896,000 were due in one-to-five years; approximately $3,657,000 were due after five years; and $2,074,000 were in non-accrual status. Of the approximately $28,553,000 in loans due after one year, approximately $10,756,000 are variable rate loans and approximately $17,797,000 are fixed rate loans.

     Of the total daily average deposits of approximately $100,733,000 held by the Bank during 1994, approximately $14,912,000, or 15%, represented non-interest bearing deposits, compared to approximately $12,229,000, or 13%, of approximately $94,724,000 total daily average deposits during 1993. Total 1994 year-end deposits consisted of approximately $16,217,000 in non-interest-bearing demand deposits, $6,304,000 in interest-bearing demand deposits, $1,707,000 in savings deposits, $19,867,000 in money market accounts and $35,333,000 in time
deposits, and $17,781,000 in time deposits greater than $100,000.   In general,
the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period.

          The Company's total interest income for fiscal year 1994 was approximately $8,013,000 compared to $7,095,000 for fiscal year 1993, an increase of approximately 13%. Total interest expense for fiscal year 1994 was approximately $3,114,000 compared to $2,998,000, an increase of approximately 4%. As described in the Rate and Volume Variance table below, the increase in interest income was principally the result of higher market interest rates during 1994. The ratio of interest expense to interest income for 1994 was approximately 39% compared to a ratio of 42% for 1993. As the Bank's interest-bearing deposit base shrinks in relationship to its interest earning assets, the ratio of interest expense to total interest income will also shrink proportionately.

          The following tables set forth certain information relating to the Company's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1994 and 1993. Such yields and costs are derived by dividing actual income or expense by the daily average balance of assets or liabilities, respectively, for the respective period. Non-accrual loans are included in average loans receivable.

                                                             YEAR ENDED DECEMBER 31,
                                                          1994                        1993
                                       --------------------------------------------------------------------
                                       AVERAGE                       YIELD/  AVERAGE                YIELD
                                       BALANCE         INTEREST      COST    BALANCE     INTEREST    COST
                                       --------------------------------------------------------------------
ASSETS:

INTEREST-EARNING ASSETS:
  LOANS RECEIVABLE                    $ 78,810,123     $6,787,338    8.61%  $77,847,364  $6,077,378  7.81%
  DEPOSITS WITH BANKS                            0              0    0.00%      362,218      16,864  4.66%
  INVESTMENT SECURITIES:
     HELD-FOR-SALE                               0              0    0.00%   14,127,010     723,923  5.12%
     AVAILABLE-FOR-SALE                 12,981,562        520,324    4.01%            0           0  0.00%
     HELD-TO-MATURITY                    5,826,879        320,478    5.50%            0           0  0.00%
  FEDERAL FUNDS SOLD                     9,479,748        385,028    4.06%    9,400,922     277,131  2.95%
                                      ---------------------------           -----------------------
TOTAL INTEREST-EARNING ASSETS          107,098,312      8,013,168    7.48%  101,737,514   7,095,296  6.97%
                                                       ----------                        ----------
NON INTEREST-EARNING ASSETS              2,766,857                            1,914,705
                                      -------------------------------------------------
TOTAL ASSETS                          $109,865,169                         $103,652,219

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST-BEARING LIABILITIES:
  DEMAND-INTEREST BEARING              $5,876,835       $ 152,660    2.60% $  4,268,333   $  115,306  2.70%
  MONEY MARKET AND SAVINGS            $23,472,356         619,548    2.64%   25,805,234      733,362   2.84%
  OTHER TIME DEPOSIT                  S56,469,986       2,341,968    4.15%   52,423,000    2,149,411  4.10%
  FEDERAL FUNDS PURCHASED/REPOS                 0               0    0.00%            0            0  0.00%
                                      ---------------------------           -----------------------

TOTAL INTEREST-BEARING LIABILITIE     S85,819,177       3,114,176    3.63%   82,496,567    2,998,079  3.63%
                                                       ----------                        ----------
OTHER LIABILITIES                      16,075,528                            13,126,476
                                      -------------------------------------------------

TOTAL LIABILITIES                     101,894,705                            95,623,043
SHAREHOLDERS' EQUITY                    7,970,464                             8,029,176
                                      -------------------------------------------------
                                     $109,865,169                          $103,652,219
                                     --------------------------------------------------

NET INTEREST INCOME/RATE SPREAD                        $4,898,992     3.85%  $4,097,217  3.34%
                                                       ---------------------------------------
NET INTEREST-EARNING ASSETS/NET
  YIELD ON AVERAGE INTEREST-
  EARNING ASSETS                     $ 21,279,135                     4.57% $19,240,947  4.03%
                                    ----------------------------------------------------------
INTEREST-EARNING ASSETS AS A



  PERCENTAGE OF INTEREST-
  BEARING LIABILITIES                     125.00%                              123.00%


The following table analyzes the rate and volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1994 and 1993.

                      RATE AND VOLUME VARIANCE ANALYSIS
                           1994 OVER/UNDER 1993

                                   TOTAL                       CAUSED BY
                                  VARIANCE         RATE         VOLUME        MIX
                                 -------------------------------------------------
INTEREST INCOME

Loans receivable                   $ 709,960      $ 627,045     $75,161    $7,754

Deposits with banks                  (16,864)             0     (16,864)        0

Investment Securities:

  Held-For-Sale                     (723,923)             0    (723,923)        0

  Available-For-Sale                 520,324              0     520,324         0

  Held-To-Maturity                   320,478              0     320,478         0

Federal funds sold                   107,897        104,695       2,324       878
                                 -------------------------------------------------
Total Interest-earning Assets        917,872        731,740     177,500     8,632


INTEREST EXPENSE

Demand-interest bearing               37,354     (    4,429)     43,453   ( 1,670)

Money market & savings             ( 113,814)    (   52,238)    (66,298)    4,722

Other time deposits                  192,557         24,717     165,932     1,908

Federal funds purchased                    0              0           0         0
                                 -------------------------------------------------
Total interest-bearing liabilities   116,097        (31,950)    143,087     4,960
                                 -------------------------------------------------
                                 -------------------------------------------------
Net interest income                  801,775        671,293     157,429   (26,947)


          Interest on federal funds sold represented approximately 5% of the Bank's gross interest income for the year ended December 31, 1994 compared to 4% for the year ended December 31, 1993. Interest on investments represented 10% of gross interest income during 1994, the same as in 1993. Interest on loans outstanding represented 85% of gross interest income during 1994, compared to 86% for 1993. Management believes that, in the future, interest on loans will continue to provide the largest percentage of its gross interest income.

          Non-interest income totaled approximately $123,000 for the year ended December 31, 1994, a decrease of approximately $73,000 compared to approximately $196,000 in fiscal year 1993. Non-interest income during 1993 included a gain on sale of securities of approximately $98,000. The service fee and other income components of non-interest income increased approximately $27,000 during 1994.

          Salaries and employee benefits of approximately $1,731,000 for the year ended December 31, 1994 represented 23% of total expenses, as compared to approximately $1,259,000 or 19% of total expenses in fiscal year 1993. The year-to-year increase of approximately $472,000 was due to; additional staffing at the Bank s main branch; year-end severance accruals; and substantially lower loan origination costs in 1994, which are used to offset salary expense.

          Occupancy expenses of approximately $553,000 during fiscal year 1994 represented 7% of total expenses and were comprised primarily of rent expense of approximately $312,000. Included in this amount was a credit to rent expense of $11,000, in conformity with generally accepted accounting principles, for future rent payments due under the terms of the lease for the Company's and the Bank's offices. During fiscal year 1993, occupancy expenses were approximately $543,000 or 8% of total expenses. The increase of approximately $10,000, or approximately 2% on a year-to-year comparison, is attributable to increases in real estate taxes, insurance premiums, and maintenance expenses.

          Other expenses totaled approximately $2,223,000, or 29% of total expenses, during the year ended December 31, 1994, compared to approximately $1,723,000, or 26% of total expenses, during the year ended December 31, 1993. Major components of this category included advertising, printing and supplies, travel and entertainment, insurance, professional fees and data processing. The year-to-year increase of approximately $500,000 was due primarily to higher professional fees incurred in connection with collection efforts on delinquent loans; a one time loss in connection with a consumer loan accounting adjustment; higher data processing costs commensurate with the growth in the number of Bank customers and costs of maintaining other real estate owned.

          Management believes that resumption of profitable operations will be contingent on several factors, both external and internal. Examples of internal factors include Management's ability (i) to attract additional deposits to allow further expansion of the Bank's loan and investment programs; (ii) to make accurate credit analyses upon origination of loans; (iii) to deal expeditiously and efficiently with non-performing assets; and (iv) to control or reduce non-interest expenses. External factors over which the Company has little or no control include the interest rate environment and the strength, or weakness, of the economy in the Company's market area. Management believes that the general economy in its market area will not experience a decline to any material extent in the near term. Interest rates increased during 1994. Management believes that additional interest rate increases are possible in the near future. Such interest rate changes are caused, in part, by the actions of the Federal Reserve Bank in its efforts to improve the economy in general and cannot be predicted in advance with any certainty (See discussion on Liquidity).

          LOAN LOSS RESERVE

          As of December 31, 1994, the Bank's allowance for loan losses equaled approximately 1.8% of outstanding loans receivable, including non-accrual loans, as compared to approximately 1.6% at year-end 1993. During 1994, additions made to the loan loss reserve resulted in a charge to earnings of approximately $1,349,000 for the year ended December 31, 1994 compared to a charge of approximately $352,000 for 1993. This provision for loan losses and charges against the allowance for loan losses, as detailed below, had the net effect of increasing the Company's aggregate reserve for loan losses to approximately $1,356,000 as of December 31, 1994, as compared to approximately $1,351,000 at December 31, 1993. Of such reserve for loan losses, management has allocated approximately $503,000 for commercial purpose loans, and approximately $184,000 for loans collateralized by real estate. The balance of $669,000 is unallocated.

     The chart below shows an analysis of the Allowance for Loan Losses for the years ended December 31, 1994 and 1993. For the year ended December 31, 1994, the Bank recognized charge-offs against its allowance for loan losses in the aggregate amount of approximately $1,853,000, of which approximately $1,646,000 was recognized in December 1994. A substantial portion of such charge-offs in December 1994 (approximately $500,000) related to a large credit in which the customer filed a petition in bankruptcy in mid October, 1994. An additional $350,000 resulted from a customer whose collateral primarily consisted of marketable securities in a corporation which also filed for bankruptcy. While certain circumstances arose concerning such borrower's financial condition which caused the Company to place such loan in the non-accruing category, it could not be anticipated at the time that such loan was placed on non-accrual status that the subsequent bankruptcy referred to above would occur and result in the charge-off recorded. Additional charge-offs resulted from discussions between management and regulatory authorities following the conclusion of an examination in November 1994. Substantially all of such charged-off amounts related to loans which had previously been classified as non-accrual loans. The ratio of gross charge-offs to average loans outstanding during 1994 was 2.4%. The same ratio for 1993 was 2.1%. There were loans in the aggregate amount of approximately $1,664,000 charged-off during 1993.

                      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                              YEAR ENDING        YEAR ENDING
                                                12/31/94           12/31/93
                                              ---------------  ---------------

Balance at beginning
  of period:                                     $1,351,007       $2,454,773

 Charge-offs:
  Commercial                                      1,629,590          316,034
  Real estate mortgage                              223,387        1,348,153
                                              ---------------  ---------------
                                                 $1,852,977       $1,664,187
Recoveries:
  Commercial                                        505,527            3,193
  Real estate mortgage                                3,245          204,800
                                              ---------------  ---------------
Net charge-offs                                  $1,344,205       $1,456,194
                                              ---------------  ---------------
Additions charged
  to operations                                  $1,349,133      $   352,428
                                              ---------------  ---------------
Balance at the end
  of period                                      $1,355,935       $1,351,007

Average Loans Outstanding                       $78,810,000      $77,847,000

Ratio of net charge-offs  during the period to
  average loans outstanding during the period          1.71%            1.87%


          As of December 31, 1994, the Bank had loans outstanding, totaling approximately $2,074,000, which were classified as non-accrual. However, Management is actively pursuing collection of same through legal process. While it is expected that a sizable portion of such loans may be uncollectible, it is uncertain as to the amount of any actual loss that may be incurred in connection with these loans. Had these loans been performing throughout fiscal year 1994 an additional $198,000 in interest income would have been accrued. The Company has a policy of classifying as non-accrual, any loan for which payment of either principal or interest, on a contractual basis, is not received for a period of 90 days, or any loan for which a petition in bankruptcy has been filed by, or on behalf of, a borrower or any loan classified by the Bank or regulators such that full repayment of principal or interest is considered doubtful. In addition to the non-accrual and charged-off loans described above, as of December 31, 1994, the Bank's delinquency list of loans (i) 30 to 59 days past due, consisted of 6 loans in the aggregate principal amount of $161,702, which were contractually overdue in the aggregate amount of approximately $19,000; and (ii) 60 to 89 days past due, consisted of 1 loan in the aggregate principal amount of $141,383, which was contractually overdue in the amount of approximately $5,000. Management intends to increase the Bank's allowance for loan losses during 1995 by a charge to earnings in an amount equal to 1.25% of net new loans outstanding until such time as other circumstances regarding a specific borrower or loan are brought to its attention that would necessitate an additional increase. In 1994, the Company continued a loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to a Loan Review Committee of the Board of Directors.

          CAPITAL RESOURCES

          The shareholders' equity of the Company as of December 31, 1994 totaled approximately $6,514,000 compared to approximately $8,027,000 as of December 31, 1993.

          Book value per share of the Company's common stock decreased from $6.55 as of December 31, 1993 to $5.31 as of December 31, 1994. Such decrease was attributable to a net loss of $.68 per share and unrealized losses on securities available-for-sale of $.56 per share for the year ended December 31, 1994.

          REGULATORY CAPITAL REQUIREMENTS

          The following table presents the Bank s capital ratios at December 31, 1994:


Tier I Capital                               $7,185,000
Tier II Capital                               1,308,000
                                           ------------
Total Capital                                $8,493,000

Total Average Quarterly Assets             $109,478,000
Total Risk-Weighted Assets(1)                79,868,000

Tier I Risk-Based Capital Ratio(2)                 9.00%
Required Tier I Risk-Based Capital Ratio           4.00%
                                                  -----
Excess Tier I Risk-Based Capital Ratio             5.00%

Total Risk Based Capital Ratio(3)                 10.63%
Required Total Risk Based Capital Ratio            8.00%
                                                  -----
Excess Total Risk Based Capital Ratio              2.63%

Tier I Leverage Ratio(4)                           6.56%
Required Tier I Leverage Ratio                     4.00%
                                                  -----
Excess Tier I Leverage Ratio                       2.56%

(1)  Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk- Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

          THE BANK'S ABILITY TO MAINTAIN THE REQUIRED LEVELS OF CAPITAL IS SUBSTANTIALLY DEPENDENT UP ON THE SUCCESS OF THE BANK S CAPITAL AND BUSINESS PLANS, THE IMPACT OF FUTURE ECONOMIC EVENTS ON THE BANK' S LOAN CUSTOMERS, THE BANK'S ABILITY TO MANAGE ITS INTEREST RATE RISK AND CONTROL ITS GROWTH AND OTHER OPERATING EXPENSES.

          In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992 implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications which consideration could result in a downgrading in such classifications.

The Company's capital-to-assets ratio declined from 7.1% as of December 31, 1993 to 6.2% as of December 31, 1994. The Company's daily average capital-to-assets ratio for calendar year 1994 was 7.3%. Management anticipates that its capital-to-assets ratio will continue to decline in the event that the Company's assets grow. During 1994, the Company's assets declined approximately $7,600,000 primarily as a result of a decline in overall loan demand of approximately $8,100,000. This reduction in loan demand results from increased competition in the markets which the Bank serves and the overall lackluster loan demand in the Bank's general economic area. Based upon increased competitive pressures and the continued lackluster loan demand in the Company's general economic area, management cannot predict the level of growth, if any, in the Bank's overall assets. The Company's daily average return on equity for 1994 was (10.5%); and its daily average return on assets was (.76%) reflecting that the Company realized a net loss during 1994.

          LIQUIDITY

          The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established lines of credit from correspondent banks to effect the purchase of federal funds, on an overnight basis, to assist in managing the Bank's liquidity position. Said lines of credit total $500,000 in the aggregate. No amount was outstanding in this regard as of December 31, 1994. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

          The maturity distribution and weighted average yield of securities available-for-sale at December 31, 1994 were as follows:


                                        MATURITY
                                      --------------
                                     IN ONE YEAR  1 TO 5 YEARS OVER 5 YEARS TOTAL
- -------------------------------------------------------------------------------------
U.S. Government and Agencies AFS:

     Amortized Cost                      $3,955       $  998     $10,620   $15,573
     Market Value                         3,917          970      10,008    14,895
                                         -------------------------------------------
     Unrealized Gain/(Loss)              $  (38)       $ (28)    $  (612) $   (678)
                                         -------------------------------------------
     Weighted Average Yield                5.46%        4.81%       3.68%     4.54%


Note: Dollars in thousands

     The maturity distribution and weighted average yields of investment securities held-to-maturity at December 31, 1994 were as follows: (dollars in thousands).

                                        MATURITY
                               IN ONE    1 TO 5    5 TO 10
                                YEAR     YEARS      YEARS  10 YEARS   TOTAL
- -----------------------------------------------------------------------------
U.S. Government and Agencies-HTM:

     Amortized Cost               $0     $4,989        $0      $0    $4,989
yOther Debt Securities-HTM:
     Amortized Cost               $0       $260      $770    $322    $1,352
                                  -----------------------------------------
     Total Amortized Cost         $0     $5,249      $770    $322    $6,341
                                  -----------------------------------------
     Weighted Average Yield        0%      6.05%     6.28%   6.00%     6.07%


          The Bank's Finance Committee also acts as an Asset/Liability Management Committee which is responsible for managing the liquidity position and interest sensitivity of the Bank. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Bank's interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

          Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be beneficial since the Bank has the ability to quickly increase yield on its interest earning assets, primarily federal funds and floating rate commercial loans. However, a decrease in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of December 31, 1994, 39% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 13% were to mature, and be repriceable, within three to six months. Therefore, Management believes that such an effect would be minimal.

          The table following presents the interest rate sensitivity of the Company as of December 31, 1994 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. Also, the Demand-interest bearing and Savings Accounts are classified to reflect that, although the Company has the right to change the interest rate more frequently, in practice such interest rates are stable for long periods of time. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or GAP, for each repricing interval and a cumulative GAP and certain calculations based on such information.

                INTEREST RATE SENSITIVITY REPORT
                     AS OF DECEMBER 31, 1994
                     (DOLLARS IN THOUSANDS)

                                    1-90      91-180     181-365        1-5       5 YRS. &
                                    DAYS        DAYS       DAYS        YEARS        OVER       TOTAL
- ----------------------------------------------------------------------------------------------------

INTEREST-SENSITIVE ASSETS

Federal Funds Sold              $   5,250     $     0     $    0    $      0      $    0       $5,250
Net Loans                          54,007       1,69         565      16,108       1,391       73,769
Investment Securities               7,287         998      7,310       5,997         322       21,915
                                ----------------------------------------------------------------------
  Totals                        $  66,544    $  2,697     $7,875    $ 22,105       $1,713    $100,934

Cumulative Totals               $  66,544    $ 69,241  $  77,116     $99,221     $100,934

INTEREST-SENSITIVE LIABILITIES

Demand-Interest bearing          $  3,152    $    -0-    $   -0-    $  1,576  $    1,576    $   6,304
Savings Accounts                      854         -0-        -0-         -0-         854        1,708
Money Market Accounts               9,933         -0-        -0-       4,967       4,967       19,866
Time Deposits                      17,531      10,534    21,570        3,479         -0-       53,114
                                ----------------------------------------------------------------------
  Totals                      $    31,470    $ 10,534  $ 21,570    $  10,022    $  7,397     $ 80,992

Cumulative Totals             $    31,470    $ 42,004  $ 63,574    $  73,595    $ 80,992

Gap                           $    35,075     $(7,837) $(13,695)   $  12,083   $  (5,684)

Cumulative Gap                $    35,075    $ 27,237  $ 13,542    $  25,625    $ 19,942

Interest-sensitive assets/
Interest-sensitive
liabilities (cumulative)              2.1         1.6       1.2          1.3         1.2

Cumulative Gap/
total earning assets                 34.8        27.0%     13.4%       25.4%        19.8%

Total Earning Assets          $   100,934


ITEM 7:        FINANCIAL STATEMENTS:

     Attached at pages F-1 through F-26 are the financial statements identified in Item 13 hereof.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 9:        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1996 annual meeting of shareholders scheduled for May 29, 1996.


ITEM 10:  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1996 annual meeting of shareholders scheduled for May 29, 1996.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1996 annual meeting of shareholders scheduled for May 29, 1996.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1996 annual meeting of shareholders scheduled for May 29, 1996.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS:

          Report of Independent Accountants

     Consolidated Balance Sheets dated respectively, December 31, 1995 and
          December 31, 1994.

     Consolidated Statements of Operations for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

     Consolidated Statements of Cash Flows for the years ended December 31,
          1995, December 31, 1994 and December 31, 1993.

          Notes to Consolidated Financial Statements.

(b)  EXHIBITS
          The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB)

                                                                              PAGE NO. IN SEQUENTIAL
EXHIBIT NO.                                                                       NUMBERING SYSTEM
- -----------------                                                              ---------------------
3(a) Amended and Restated Articles of Incorporation                                   N/A
     of the Company, as amended.*

3(b) Amended and Restated Bylaws of the Company.*                                     N/A


4(b)(i)   Amended and Restated Articles of Incorporation                              N/A
          of the Company, as amended.*

4(b)(ii)  Amended and Restated Bylaws of the Company.*                                 N/A


10    Material Contracts.*                                                             N/A

10(a)     Employment Agreement between the Company                                     N/A
          and Zvi H. Muscal.*

10(b)     Agreement and Plan of Merger by and between the Company and Republic
          Bancorporation, Inc. dated November  17, 1995.**

21        Subsidiaries of the Company.

27        Financial Data Schedule.


          All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.


* Incorporated by reference from the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492; and from the Company's Annual Report on Form 10-K for the year ended December 31, 1988.


** Incorporated by reference from the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1995.


REPORTS ON FORM 8-K
     The Company did not file any current reports on Form 8-K during the fourth quarter of 1995.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

                                   EXECUFIRST BANCORP, INC.



                              By:  /s/ Zvi H. Muscal
                                   -------------------------------------
Date: Zvi H. Muscal, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)


                              By:  /s/ George S. Rapp
                                   -------------------------------------
Date:                              George S. Rapp,
                                   Chief Operations Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


March 29, 1996                     /s/ Zvi H. Muscal
                                   -------------------------------------
                                   Zvi H. Muscal, Chairman of the
                                   Board, President, Chief Executive
                                   Officer (Principal Executive
                                   Officer)


March 29, 1996                     /s/ Michael J. Bradley
                                   -------------------------------------
                                   Michael J. Bradley, Director


March 29, 1996                     /s/ John F. D'Aprix
                                   -------------------------------------
                                   John F. D'Aprix

March 29, 1996                     /s/Sheldon E. Goldberg
                                   -------------------------------------
                                   Sheldon E. Goldberg, Director


March 29, 1996                     /s/Gerald Levinson
                                   -------------------------------------
                                   Gerald Levinson, Director


March 29, 1996                     /s/ John M. O'Donnell, Ph.D.
                                   -------------------------------------
                                   John M. O'Donnell, Director

March 29, 1996                     /s/James E. Schleif
                                   -------------------------------------
                                   James E. Schleif

March 29, 1996                     /s/Sheldon E. Goldberg
                                   -------------------------------------
                                   Sheldon E. Goldberg

March 29, 1996                     /s/Allen L. Kramer
                                   -------------------------------------
                                   Allen L. Kramer
40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF EXECUFIRST BANCORP, INC.

                                                       Page

Report of Independent Accountants                      F-1

Consolidated Balance Sheets , December 31, 1995,
and December 31, 1994                                  F-2

Consolidated Statements of Operations for the
years ended December 31, 1995
December 31, 1994 and December 31, 1993                F-3

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
December 31, 1995, December 31, 1994 and
December 31, 1993                                      F-4

Consolidated Statements of Cash Flows for
the years ended December 31, 1995
December 31, 1994 and December 31, 1993                F-5


Notes to Consolidated Financial Statements.            F-6

                            EXECUFIRST BANCORP, INC.
                                 AND SUBSIDIARY

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED DECEMBER 31,
                               1995, 1994 AND 1993

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  of ExecuFirst Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of ExecuFirst Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExecuFirst Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 26, 1996

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994




                   ASSETS                                                              1995                 1994
                                                                                       ----                 ----
Cash and due from banks                                                           $   4,644,099       $   3,168,634
Interest - bearing deposits with banks                                                  990,000              -
Federal funds sold                                                                   17,050,000           5,250,000
Securities available for sale, at fair value (amortized cost of
   $28,130,089 and $15,573,340, respectively)                                        28,261,035          14,894,754
Securities held to maturity at amortized cost (fair value of
   $5,925,770)                                                                           -                6,019,105
Federal reserve bank stock, at cost                                                     321,400             322,400
Loans, net                                                                           76,093,157          73,768,848
Premises and equipment, net                                                             277,059             221,432
Real estate owned                                                                        81,093             100,000
Accrued income and other assets                                                       1,944,740           1,319,482
                                                                                  -------------       -------------

                                                                                  $ 129,662,583       $ 105,064,655
                                                                                  -------------       -------------
                                                                                  -------------       -------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand - noninterest-bearing                                                 $  19,880,306       $  16,217,323
     Demand - interest-bearing                                                        5,922,555           6,304,341
     Money market and savings                                                        21,316,543          21,574,278
     Time                                                                            56,003,003          35,332,792
     Time over $100,000                                                              17,144,601          17,780,919
                                                                                  -------------       -------------

           Total deposits                                                           120,267,008          97,209,653

   Federal income taxes payable                                                           3,500               -
   Accrued expenses and other liabilities                                             1,609,784           1,341,135
                                                                                  -------------       -------------

           Total liabilities                                                        121,880,292          98,550,788
                                                                                  -------------       -------------
Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares
        authorized; none issued                                                          -                   -
   Common stock, par value $.01 per share; authorized 20,000,000
        shares issued and outstanding 1,226,057 shares                                   12,260              12,260
   Capital in excess of par                                                          11,483,018          11,483,018
   Accumulated deficit                                                               (3,799,411)         (4,302,825)
   Unrealized gain (loss) on securities available for sale,
           net of deferred tax in 1995                                                   86,424            (678,586)
                                                                                  -------------       -------------

           Total shareholders' equity                                                 7,782,291           6,513,867
                                                                                  -------------       -------------

                                                                                $   129,662,583     $   105,064,655
                                                                                  -------------       -------------
                                                                                  -------------       -------------



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                          1995           1994           1993
                                                          ----           ----           ----
Interest income:
  Interest and fees on loans                         $  7,130,580   $  6,787,338   $  6,077,377
  Interest on federal funds sold                          637,157        385,028        277,132
  Interest on deposits in banks                            85,165          -             16,706
  Interest on investments                               1,737,724        840,802        724,080
                                                     ------------   ------------   ------------

                                                        9,590,626      8,013,168      7,095,295
                                                     ------------   ------------   ------------
Interest expense:
  Demand - interest-bearing                               150,909        152,660        115,306
  Money market and savings                                558,633        619,548        733,363
  Time                                                  2,724,818      1,543,520      1,480,335
  Time over $100,000                                      941,591        798,448        669,074
                                                     ------------   ------------   ------------

                                                        4,375,951      3,114,176      2,998,078
                                                     ------------   ------------   ------------

Net interest income                                     5,214,675      4,898,992      4,097,217
Provision for possible loan losses                        690,000      1,349,133        352,428
                                                     ------------   ------------   ------------

Net interest income after provision for possible
     loan losses                                        4,524,675      3,549,859      3,744,789
                                                     ------------   ------------   ------------

Noninterest income:
  Service fees                                            180,616        100,103         87,270
  Other income                                             37,239         22,657         11,485
  Net gain  on sale of securities                         177,918          -             97,689
                                                     ------------   ------------   ------------

                                                          395,773        122,760        196,444
                                                     ------------   ------------   ------------

Noninterest expenses:
  Salaries and wages                                    1,828,063      1,240,911        980,970
  Employee benefits                                       417,665        490,468        278,200
  Occupancy expenses                                      594,114        552,873        543,471
  Professional fees                                       468,114        532,182        337,692
  Data processing                                         225,445        190,751        150,270
  FDIC premiums                                           215,953        259,736        219,841
  Pennsylvania shares tax                                  87,268         91,968         91,307
  Insurance                                                99,370         88,170         83,828
  Other expenses                                          727,542      1,059,899        839,608
                                                     ------------   ------------   ------------

                                                        4,663,534      4,506,958      3,525,187
                                                     ------------   ------------   ------------

Income (loss) before income taxes                         256,914       (834,339)       416,046
                                                     ------------   ------------   ------------

Provision (benefit) for income taxes                     (246,500)         -              -
                                                     ------------   ------------   ------------

Net income (loss)                                    $    503,414   $   (834,339)  $    416,046
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

Net income (loss) per share                          $       .41    $       (.68)  $        .34
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

Average common shares outstanding                       1,226,057      1,226,057      1,226,057
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    EXECUFIRST  BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                              Unrealized
                                                                                             Gain (Loss)
                                                                  Capital                   on Securities
                                           Common Stock          In Excess      Accumulated   Available
                                      Shares         Amount        of Par         Deficit      for Sale          Total
                                   -----------    ----------   ------------   -------------- ------------    -----------
Balance, January 1, 1993            1,226,057     $   12,260   $ 11,483,018   $ (3,884,532)         -        $ 7,610,746

Net income for the year                 -              -              -            416,046          -            416,046
                                   ----------     ----------   ------------   ------------   ------------    -----------

Balance, December 31, 1993          1,226,057         12,260     11,483,018     (3,468,486)         -          8,028,792

Cumulative effect of change in
  accounting princile                   -              -              -              -       $     43,617         43,617

Net loss for the year                   -              -              -           (834,339)         -           (834,339)

Change in unrealized gain (loss)
  on securities available for sale      -              -              -              -           (722,203)      (722,203)
                                   ----------     ----------   ------------   ------------   ------------    -----------

Balance, December 31, 1994          1,226,057         12,260     11,483,018     (4,302,825)      (678,586)     6,513,867

Net income for the year                 -              -              -            503,414          -            503,414

Change in unrealized gain (loss)
on securities available for sale        -              -              -              -            765,010        765,010
                                   ----------     ----------   ------------   ------------   ------------    -----------

Balance, December 31, 1995          1,226,057     $   12,260   $ 11,483,018   $ (3,799,411)  $     86,424    $ 7,782,291
                                   ----------     ----------   ------------   ------------   ------------    -----------
                                   ----------     ----------   ------------   ------------   ------------    -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS  OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                               1995           1994           1993
                                                               ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                        $   503,414   $   (834,339)   $   416,046
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
    Write-down of real estate owned                             18,908         50,000         25,000
    Loss on sale of other real estate owned                      -             32,152          -
    Provision for possible loan losses                         690,000      1,349,133        352,428
    Depreciation and amortization                               94,908         79,454         76,878
    Amortization of securities                                 (31,397)        34,759         55,893
    Net (gain) loss on sale of securities                     (177,918)         -            (97,689)
    (Increase) decrease in accrued income and
        other assets                                          (625,257)      (226,790)      (219,113)
    Increase (decrease) in accrued expenses
        and other liabilities                                  227,626        290,066        124,636
                                                           -----------   ------------    -----------

            Net cash provided by operating activities          700,284        774,435        734,079
                                                           -----------   ------------    -----------

Cash flows from investing activities:
  Net  (increase) decrease in time deposits with banks        (990,000)        40,000        851,000
  Purchase of securities:
    Investment securities                                            -              -    (27,040,447)
    Available for sale                                     (20,881,585)   (16,912,105)         -
    Held to maturity                                        (4,840,491)    (4,985,936)         -
  Proceeds from sales of securities:
    Investment securities                                        -              -         35,195,749
    Available for sale                                      12,749,114          -              -
    Held to maturity                                         3,598,268          -              -
  Proceeds from maturities and calls of securities:
    Investment securities                                        -              -              -
    Available for sale                                       1,500,000      6,000,000          -
    Held to maturity                                             -              -              -
  Principal receipts on securities available for sale        1,547,364      1,333,886          -
  Net (increase) decrease in loans                          (3,014,309)     6,741,137    (11,986,023)
  Proceeds from the sale of other real estate owned              -            142,357          -
  Premises and equipment expenditures                         (150,535)       (31,200)       (23,550)
                                                           -----------   ------------    -----------

            Net cash used in investing activities          (10,482,174)    (7,671,861)    (3,003,271)
                                                           -----------   ------------    -----------

Cash flows from financing activities:
  Net increase (decrease) in demand, money
        market and savings deposits                          3,023,462      1,039,386        (64,424)
  Net increase (decrease) in time deposits                  20,033,893     (7,444,060)    14,736,704
                                                           -----------   ------------    -----------

            Net cash provided (used in)
                 financing activities                       23,057,355     (6,404,674)    14,672,280
                                                           -----------   ------------    -----------

Increase (decrease) in cash and cash equivalents            13,275,465    (13,302,100)    12,403,088

Cash and cash equivalents, beginning of period               8,418,634     21,720,734      9,317,646
                                                           -----------   ------------    -----------

Cash and cash equivalents, end of period                   $21,694,099   $  8,418,634    $21,720,734
                                                           -----------   ------------    -----------
                                                           -----------   ------------    -----------

Supplemental disclosure:
  Interest paid                                            $ 4,563,059   $  3,061,350    $ 3,010,257
                                                           -----------   ------------    -----------
                                                           -----------   ------------    -----------

Noncash transactions
  Net transfers to real estate owned from loans                  -              -        $   150,000
                                                           -----------   ------------    -----------
                                                           -----------   ------------    -----------

Transfer  of investment securities  from held-to-maturity
    to investment securities available-for-sale            $ 7,328,971          -              -
                                                           -----------   ------------    -----------
                                                           -----------   ------------    -----------

Changes in unrealized gain (loss) on securities available
    for sale                                               $   765,010   $   (678,586)         -
                                                           -----------   ------------    -----------
                                                           -----------   ------------    -----------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION:

     ExecuFirst Bancorp, Inc. is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Executive Bank, offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its office and branches in Philadelphia, Pennsylvania.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of the Company include the accounts of ExecuFirst Bancorp, Inc. and its wholly-owned subsidiary, First Executive Bank ("the Bank"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          RISKS AND UNCERTAINTIES AND CERTAIN SIGNIFICANT ESTIMATES:

     The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to change in the interest rate environment.

     In addition, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These significant estimates include the allowance for possible loan losses and the valuation allowance on the deferred tax asset. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all cash and due from banks and federal funds sold to be cash and cash equivalents. The bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which included December 31, 1995 and 1994 were $553,000 and $495,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

          INVESTMENT SECURITIES:

     The Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on January 1, 1994. SFAS 115 requires debt and equity securities to be classified in one of three categories, as applicable, and to be accounted for as follows: debt securities which the Company has positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and or trading securities are classified as "securities available for sale" and are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

     The cumulative effect of adopting SFAS 115 resulted in a $43,617 increase in shareholders' equity. As of December 31, 1994, shareholders' equity was reduced by $678,586. This amount represents the difference between the amortized cost and the estimated market value of available for sale securities as of December 31, 1994. A deferred tax asset of $230,719 was fully offset by a valuation allowance. As of December 31, 1995, shareholders' equity was increased by $765,010 to $86,424. A deferred tax liability of approximately $45,000 was recorded in the financial statements.

     Investment securities classified as held to maturity are carried at amortized cost, and are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Investments securities that are held for an indefinite period of time are classified as available for sale, and are carried at fair value. Such items include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method.

     On May 30, 1995, the Company sold two securities from its held-to-maturity portfolio, a structured note and a mortgage-backed security, because of increased regulatory scrutiny and additional reporting requirements required for holding these types of investments. At May 30, 1995, the structured note and mortgage-backed security had amortized costs of $2,247,242 and $1,192,564, respectively, and gains of approximately $30,000 and $65,000, respectively, were realized on the sales.

     Subsequent to the sale of these securities from the held-to-maturity portfolio, the Company transferred its remaining held-to-maturity portfolio to the available-for-sale portfolio. As of May 31, 1995 the amortized cost and market value of the securities transferred were $7,328,971 and $7,382,352, respectively. Gross unrealized gains and losses of $54,413 and $1,032, respectively, were recorded as a separate component of shareholders' equity. As of December 31, 1995, the entire investment portfolio is classified as available-for-sale.

          LOANS:

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Income is accrued on the principal amount outstanding. Accrual of interest is discontinued when, in management's judgment, collection of interest or principal is questionable.

     Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan is classified as nonaccrual or as an impaired loan and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance
     is expected, interest income may be recognized on a cash basis.   In the
     case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

     Impaired loans are charged off when, in management's opinion, they are no longer in the process of collection and there is a shortfall in the collateral.

          ALLOWANCE FOR POSSIBLE LOAN LOSSES:

     The allowance for possible loan losses is established through a provision for possible loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

     The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if circumstances differ substantially from assumptions used in making evaluations.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") on January 1, 1995. SFAS 114 requires an adjustment to the carrying value of a loan through the provision for possible credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay, those less than 90 days, or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of FAS 114 did not have a material impact on financial position or the results of operations.

     The Company considers residential mortgage loans and consumer loans, including home equity lines of credit, to be small balance homogeneous loans. These loan categories are collectively evaluated for impairment. Commercial business loans and commercial real estate loans are individually measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral.

               PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is calculated over the estimated useful life of the asset using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or terms of their respective leases, using the straight-line method.

     Repairs and maintenance are charged to current operations as incurred, and renewals and betterments are capitalized.

          REAL ESTATE OWNED:

     Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair value minus estimated costs to sell the property.

          INCOME TAXES:

     Deferred income taxes are recorded for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. A valuation allowance may be recorded to reduce deferred tax assets to their net realizable value (see Note 8).

          EARNINGS PER SHARE:

     Net income (loss) per common share is computed by using the weighted average number of common shares outstanding during each period presented. The effect of stock options and warrants has not been reflected as the impact is not material.

          RECENTLY ISSUED ACCOUNTING STANDARDS:

     In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights" which is effective for the Company beginning January 1, 1996. The statement requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value if it is practicable to estimate the value. The statement applies prospectively to transactions entered into in 1996, therefore there will be no cumulative effect upon adoption of this statement. In addition, this statement is not expected to have a significant effect on the financial position or results of operations of the Company.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation," which is effective for the Corporation beginning January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Corporation's stock, rather than the existing method of accounting for stock based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25). The FASB encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, proforma disclosure of the effect, if adopted, of SFAS 123 on net income and earnings per share would be required in the 1996 notes to consolidated financial statements. The Company anticipates that it will continue its current accounting policy; however, if adopted, SFAS 123 will not have a material impact on financial position or results of operations.

3.   INVESTMENT SECURITIES:

     Investment securities available for sale as of December 31, 1995 are as follows:


                                            December 31, 1995
                         -------------------------------------------------------
                                            Gross         Gross        Estimated
                          Amortized      Unrealized     Unrealized        Fair
                             Cost           Gains         Losses         Value
                         -----------    -----------     ----------   -----------
     Treasuries          $ 5,503,111    $    30,578                  $ 5,533,689
     Agencies             21,666,978        139,405    $    39,037    21,767,346
     Corporate Bonds         960,000          -              -           960,000
                         -----------    -----------    -----------   -----------
         Total           $28,130,089    $   169,983    $    39,037   $28,261,035
                         -----------    -----------    -----------   -----------
                         -----------    -----------    -----------   -----------


The Company held an investment in stock of the Federal Reserve Bank in accordance with regulatory requirements in the amounts of $321,400 and $322,400 as of December 31, 1995 and 1994, respectively.

Investment securities available for sale as of December 31, 1994 are as follows:


                                            December 31, 1994
                         -------------------------------------------------------
                                            Gross         Gross        Estimated
                          Amortized      Unrealized     Unrealized        Fair
                             Cost           Gains         Losses         Value
                         -----------    -----------     ----------   -----------
     Treasuries          $ 4,953,563          -        $   (66,381)  $ 4,887,182
     Agencies             10,619,777          -           (612,205)   10,007,572
                         -----------    -----------     ----------   -----------

         Total           $1,5573,340          -        $  (678,586)  $14,894,754
                         -----------    -----------     ----------   -----------
                         -----------    -----------     ----------   -----------


Investment  securities held to maturity as of December 31, 1994 are as follows:

                                            December 31, 1994
                         -------------------------------------------------------
                                            Gross         Gross        Estimated
                          Amortized      Unrealized     Unrealized        Fair
                             Cost           Gains         Losses         Value
                         -----------    -----------     ----------   -----------
     Treasuries          $ 4,989,105          -        $   (93,335)  $ 4,895,770
     Corporate Bonds       1,030,000          -              -         1,030,000
                         -----------    -----------     ----------   -----------
         Total           $ 6,019,105          -        $   (93,335)  $ 5,925,770
                         -----------    -----------     ----------   -----------
                         -----------    -----------     ----------   -----------

     The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 1995 are as follows:


                                     Amortized     Estimated
                                        Cost       Fair Value
                                   ------------   ------------
     Due in 1 year or less         $  5,995,664   $  6,029,875
     After 1 year to 5 years          2,164,814      2,177,884
     After 5 years to 10 years        4,959,822      4,996,510
     Mortgage-backed securities      15,009,789     15,056,766
     FRB stock                          321,400        321,400
                                   ------------   ------------

            Total                  $ 28,451,489   $ 28,582,435
                                   ------------   ------------
                                   ------------   ------------


     Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

     In 1995 and 1993 the Company realized proceeds from the sale and maturity of investment securities of $17,847,382 and $35,195,749, respectively, resulting in gains of $177,918 and $97,689, respectively. No securities were sold during 1994, however, three U.S. treasuries matured during the year with an aggregate par value of $6,000,000.

     At December 31, 1995, investment securities in the amount of approximately $14,276,000 were pledged as collateral for public deposits and certain other deposits as required by law.


4.   LOANS:

     The detail of the loan portfolio at December 31 is as follows:


                                                 1995            1994
                                                 ----            ----
     Commercial                             $ 32,252,963    $ 38,280,783
     Real estate - mortgage                   39,752,000      32,951,000
     Installment loans                         5,468,000       3,893,000
     Deferred loan origination costs              55,695          -
                                            ------------    ------------
                                              77,528,658      75,124,783
                                            ------------    ------------
       Less allowance for possible
        loan losses                           (1,435,501)     (1,355,935)
                                            ------------    ------------
                                            $ 76,093,157    $ 73,768,848
                                            ------------    ------------
                                            ------------    ------------

     At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $728,000, of which $202,106 related to loans with no valuation allowance because the loans have been partially written down through charge-offs, and $525,894 related to loans with a corresponding valuation allowance of $419,015. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $1,220,500. The Bank recognized $0 of interest on impaired loans.

     As of December 31, 1995 and 1994, there were loans of approximately $728,000 and $2,074,000, respectively, which were nonperforming. If these loans were performing under their original contractual rate, interest income on such loans would have approximated $40,000, $198,000 and $276,000 for 1995, 1994 and 1993, respectively.

     The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. The Company has loans to customers whose assets and businesses are concentrated in real estate and healthcare. Repayment of these loans is in part dependent upon general economic conditions affecting these industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral value varies but primarily includes residential and income-producing properties.

     Included in loans are loans due from directors and other related parties of $2,093,988 and $1,999,406 at December 31, 1995 and 1994, respectively. Of loans due from directors and other related parties, approximately $2,047,493 and $1,934,731 were collateralized at December 31, 1995 and 1994, respectively. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 1995, 1994 and 1993:


                                            1995           1994           1993
                                            ----           ----           ----
     Balance at beginning of year       $ 1,999,406    $ 3,701,000    $ 4,822,000
     Additions                              721,715        128,800        240,000
     Repayments                            (627,133)      (409,253)      (862,000)
     Loans to former directors               -          (1,421,141)      (499,000)
                                        -----------    -----------    -----------
     Balance at end of year             $ 2,093,988    $ 1,999,406    $ 3,701,000
                                        -----------    -----------    -----------
                                        -----------    -----------    -----------

5.   ALLOWANCE FOR POSSIBLE LOAN LOSSES:

     An analysis of the changes in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                               1995            1994           1993
                                               ----            ----           ----
     Balance at beginning of year         $  1,355,935    $  1,351,007    $  2,454,773
     Charge-offs                              (814,963)     (1,852,977)     (1,664,187)
     Recoveries                                204,529         508,772         207,993
     Provision for possible loan losses        690,000       1,349,133         352,428
                                          ------------    ------------    ------------
     Balance at end of year               $  1,435,501    $  1,355,935    $  1,351,007
                                          ------------    ------------    ------------
                                          ------------    ------------    ------------


6.   PREMISES AND EQUIPMENT:

     A summary of premises and equipment is as follows:


                                                     1995            1994
                                                     ----            ----
     Furniture and equipment                     $   498,400     $   385,480
     Leasehold improvements                          253,798         216,183
                                                 -----------     -----------

                                                     752,198         601,663

     Less accumulated depreciation
       and amortization                             (475,139)       (380,231)
                                                 -----------     -----------

                                                 $   277,059     $   221,432
                                                 -----------     -----------
                                                 -----------     -----------


Depreciation and amortization expense on premises and equipment amounted to $94,908, $79,454 and $76,878 in 1995, 1994 and 1993, respectively.

The Company has entered into noncancelable lease agreements for its main banking facility and branch, expiring through December 31, 1998. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

                         Year ending
                         December 31,                  Amount
                         ------------                  ------

                            1996                       $  350,000
                            1997                          360,000
                            1998                          380,000
                                                       ----------
                                                       $1,090,000
                                                       ----------
                                                       ----------

     The Company incurred rent expense of $312,363, $311,732 and $311,288 in 1995, 1994 and 1993, respectively. Such rent expense has been computed in accordance with generally accepted accounting principles which require rent expense to be charged to expense on a straight-line basis rather than as paid.

     Rental payments for a five year option period commencing January 1, 1999, on the main banking facility lease, will be based upon fair market value. The lease also requires the Company to pay its pro rata share of all operating expenses such as maintenance, insurance and taxes.

     During 1992, the Company entered into a five year noncancelable lease agreement for its branch location. The Company has an option of renewing the lease for an additional five years.


7.   SHORT-TERM BORROWINGS:

     The Company has lines of credit of $500,000 available for the purchase of federal funds from corresponding banks. In addition, the Company has a $15,000,000 collateralized line of credit with Prudential Securities. As of December 31, 1995 and 1994, there were no amounts outstanding on both lines.


8.   FEDERAL INCOME TAXES:

     At December 31, 1995, the Company was subject to the alternative minimum tax provisions of the Internal Revenue Code. The alternative minimum tax limits the amount of net operating losses that can be deducted against alternative minimum taxable income. The component of the provision for income taxes is as follows:



                                                      1995       1994     1993
                                                      ----       ----     ----
       Federal income taxes currently payable     $    3,500       -        -


     The Company has recorded a deferred tax asset of $3,500 relating to alternative minimum tax credits that can be carried forward as a credit against regular taxes payable.

     The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets at December 31, 1995 and 1994 are as follows:


                                                             1995          1994
                                                             ----          ----
     Allowance for loan losses                           $   122,000   $   (14,000)
     Loss carryforward                                       798,000     1,170,000
     Deferred compensation                                   176,000       135,000
     Contributions                                            87,000        82,000
     Other                                                   144,000        66,000
     Unrealized loss on securities available for sale          -           231,000
                                                         -----------   -----------

     Gross deferred tax asset                              1,327,000     1,670,000

     Valuation allowance                                  (1,077,000)   (1,670,000)

     Unrealized (gain) loss on securities
       available for sale                                    (45,000)        -
                                                         -----------   -----------

     Deferred tax asset, net                             $   205,000         -
                                                         -----------   -----------
                                                         -----------   -----------


     The change in the valuation allowance, in 1995, of ($593,000) is due to the decrease in net deferred tax assets associated with temporary differences, particularly actual and anticipated utilization of the net operating loss carryforward. At December 31, 1994, gross deferred tax assets have been fully offset by a valuation allowance.


     The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory U.S. Federal income tax rate of 34% to income (loss) before income taxes for the years ended December 31, 1995 and 1994.


                                                        1995                1994               1993
                                                        ----                ----               ----
     Tax (benefit) provision computed at
          Statutory rate                            $    87,350       $    (283,675)      $    141,000
     Change in valuation allowance                     (362,000)            272,000           (148,000)
     Other                                               28,150              11,675              7,000
                                                    -----------       -------------       ------------

       Provision (benefit) for income taxes         $  (246,500)              -                  -
                                                    -----------       -------------       ------------
                                                    -----------       -------------       ------------


     At December 31, 1995, the Company has available approximately $2,347,000 of net operating loss carryforwards and approximately $1,698,000 of alternative minimum tax net operating carryforwards for income tax reporting purposes which expire from 2003 through 2009.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

     Credit risk is defined as the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform in accordance with the terms of the contract. The maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same underwriting standards and policies in making credit commitments as it does for on-balance-sheet instruments.

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $12,241,000 and $12,467,052 and standby letters of credit of approximately $2,659,010 and $2,511,010 at December 31, 1995 and 1994, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

     Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the
     customer.   Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

     The Company has entered into an employment agreement with the Company's Chief Executive Officer, which provides for the payment of base salary and certain benefits for a period of four years after notice of termination. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 1995 is approximately $880,000. The Company has also entered into an employment agreement with the Chief Operating Officer, which provides for the payment of base salary and certain benefits through the year 1997. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 1995 is approximately $210,000.

10.  RELATED PARTIES:

     The Company paid approximately $17,223, $7,500 and $11,000 for consulting fees in 1995, 1994 and 1993, respectively, to an entity in which one of its directors has an equity interest.


11.  SHAREHOLDERS' EQUITY:

     In accordance with the Pennsylvania Banking Code, cash dividends by the Bank may be declared and paid only out of accumulated net earnings, as defined by the Code. At December 31, 1995, the Bank was prohibited from any payment of cash dividends.

     The Bank is subject to the Federal Reserve Board's risk-based capital leverage ratio guidelines. These guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (common stock, additional paid-in capital and retained earnings) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 5%. At December 31, 1995, the aforementioned ratios are:

                                                            Actual    Required
                                                            ------    --------
     Tier 1 Capital to risk-weighted
         assets                                              9.27%        4%
     Total Capital to risk-weighted
         assets                                             10.52%        8%
     Tier 1 leverage ratio                                   6.21%        4%

     The Company has a stock option plan pursuant to which it may grant up to an aggregate of 200,000 shares of the Company's common stock at prices no less than fair market value on date of grant. The following is a summary of transactions under the Plan:

                                                              Weighted
                                                              Average
                                                 Number       Option
                                               of Options      Price
                                               ----------     --------

     Balance at December 31, 1993 and 1994      139,000         5.34
     Options forfeited                           69,500         4.75
                                               --------
     Balance at December 31, 1995                69,500         4.31
                                               --------
                                               --------

     The options expire ten years after the date of grant. As of December 31, 1995, all options are exercisable and no options have been exercised. The range of exercise prices are from $4.00 to $4.75.

     On January 1, 1995, all stock warrants issued to certain officers, directors and significant shareholders expired. There are no outstanding stock warrants at December 31, 1995.

12.  RETIREMENT PLAN:

          PENSION PLAN:

     The Company maintains a Supplemental Retirement Plan for its Chief Executive Officer which provides for payments of approximately $120,000 a year, commencing for a ten-year period upon retirement or death. A life insurance contract has been purchased to insure against all or a portion of the payments which may be required prior to the anticipated retirement date of the officer. For the years ended December 31, 1995, 1994 and 1993, approximately $115,738, $122,000 and $96,000, respectively (including the net premium on the life insurance contract), of expense was incurred related to this Plan.

     The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions up to 10% of compensation and a 50% matching company contribution limited to 4%. The total expense relating to the plan was $19,637, $17,504 and $22,942 for 1995, 1994 and 1993,
     respectively.


13.  PENNSYLVANIA SHARES TAX:

     Effective July 1, 1989, Pennsylvania enacted legislation creating the bank shares tax and a new bank tax credit allowing a one-time tax credit for banks chartered after January 1, 1979. The maximum amount of the credit that can be used in any year is limited to 80% of the tax liability for that year. Under the revised statute, the Bank's share of the tax liability was reduced by aggregate credits of approximately $605,000 for the years 1989 through 1991.

     Subsequent to July 1989, several lawsuits were brought against the Pennsylvania Department of Revenue requesting the new bank shares tax and new bank tax credit be declared invalid. The Bank has joined with a group of other banks formed after January 1, 1979 to protect its interests. This group has retained counsel and is actively asserting its position. During 1994, the Commonwealth Court ruled that the amended bank shares tax was constitutional and the new bank tax credit was unconstitutional. That ruling has been appealed to the Pennsylvania Supreme Court.

     In April 1995, the Pennsylvania Department of Revenue negotiated a settlement with the bank allowing in full the maximum amount of credit to be applied to the tax liability. The Pennsylvania Department of Revenue, however, indicated that the bank's liability, after applying the credits, is approximately $115,000 representing a difference in treatment of certain aspects of capital calculations. The bank is disputing the amount and is currently appealing to the Board of Finance and Revenue. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position; however, it could have a material impact on the results of operations of a subsequent quarter or year.

14.  REGULATORY ACTIONS:

     On May 24, 1995, the Company and the Bank entered into Written Supervisory Agreements (the "Supervisory Agreements") with each of the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Pennsylvania Department of Banking ("the Department of Banking"). As of the date hereof, the Company and the Bank have implemented, or are in the process of implementing the policies, procedures and internal controls required by such agreements, including, but not limited to, those relating to the documentation, review and granting of loans and the establishment of the Compliance Committee. All plans and reports required to be submitted to the Federal Reserve Bank or the Department of Banking have been submitted or are expected to be submitted. Additionally, during the quarter ended September 30, 1995, a joint examination was conducted by the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia. Preliminary findings have recognized the continued progress management has demonstrated in addressing the deficiencies cited in the prior examination report and indicated that the Company and its Bank is in substantial compliance with the Supervisory Agreements.


15.  PENDING MERGER:

     On November 17, 1995, the Company and Republic Bancorporation, Inc. ("Republic") entered into an Agreement and Plan of Merger pursuant to which Republic will be merged with and into the Company. Pursuant to the terms of the ("Merger"), each outstanding share of common stock of Republic will be exchanged for shares of common stock of the Company. The exchange ratio will be determined by the relative per share book values of the Company and Republic at the end of the quarter immediately preceding consummation of the Merger. The Merger is subject to regulatory and stockholder approval and is intended to qualify as a tax-free reorganization. The Merger is expected to be consummated during the second quarter of 1996 and will be recorded on a purchase accounting basis based on the fair market value of ExecuFirst's Common Stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the Merger. Upon consummation of the Merger, shareholders of Republic will own approximately 1,358,190 shares of Company Common Stock (based on an Exchange Ratio of 1.71 calculated based on the ExecuFirst and Republic book values per share on December 31, 1995). As a result, the Merger will be accounted for as a reverse acquisition of ExecuFirst by Republic. Solely for accounting and financial reporting purposes, Republic will be considered to be the acquiring entity notwithstanding the fact that, the Company (as ExecuFirst is referred to herein with respect to post-Merger activities) will be the surviving entity and the entity issuing common stock.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate fair value. In cases where quoted market prices are not available, fair values are based on assumptions including future cash flows and discount rates. Accordingly, the fair value estimates cannot be substantiated, may not be realized, and do not represent the underlying value of the Company.

     The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          CASH AND CASH EQUIVALENT:

     The carrying value is a reasonable estimate of fair value.

          INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE:

     For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          LOANS:

     For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is the carrying value. For other homogeneous categories of loans such as residential mortgages and consumer loans, fair value is estimated based on discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar collateral and credit ratings and for similar remaining maturities.

          DEPOSIT LIABILITIES:

     For checking, savings and money market accounts, fair value is the amount payable on demand at the reporting date. For time deposits, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT:

     For commitments and standby letters of credit, the recorded fee amount is a reasonable estimate of fair value because the majority of the Bank's commitments to extend credit and standby letters of credit carry current market rates if converted to loans.

     At December 31, 1995, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:


                                                            December 31, 1995
                                                      ---------------------------
                                                        Carrying           Fair
                                                         Amount           Value
                                                      ------------   ------------
     Financial assets:
       Cash and cash equivalents                      $ 21,694,099   $ 21,694,099
       Interest-bearing deposits with banks                990,000        990,000
       Investment securities  available for sale        28,261,035     28,261,035
       FRB Stock                                           321,400        321,400
       Loans, net                                       76,093,157     76,531,197

     Financial liabilities:
       Deposits:
         Demand, savings, and money market accounts     47,119,404     47,119,404
         Time                                           73,147,604     73,466,069

     Off balance sheet financial instruments:
       Commitments to extend credit                     12,241,000     12,241,000
       Standby letters of credit                         2,659,010      2,659,010

17.  FINANCIAL STATEMENTS OF EXECUFIRST BANCORP, INC.
     (PARENT COMPANY ONLY):

     The following financial statements for ExecuFirst Bancorp, Inc. (Parent Company only) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994



                             ASSETS                                    1995               1994
                                                                       ----               ----
     Cash                                                        $       7,434       $      7,289
     Investment in subsidiary, at equity                             7,774,857          6,506,578
                                                                 -------------       ------------
                                                                 $   7,782,291       $  6,513,867
                                                                 -------------       ------------
                                                                 -------------       ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

           Total liabilities                                             -                  -
                                                                 -------------       ------------
       Shareholders' equity:
       Preferred stock                                                   -                  -
       Common stock                                                     12,260             12,260
       Capital in excess of par                                     11,483,018         11,483,018
       Accumulated deficit                                          (3,799,411)        (4,302,825)
       Unrealized  gain/(loss) on securities available for sale         86,424           (678,586)
                                                                 -------------       ------------
           Total shareholders' equity                                7,782,291          6,513,867
                                                                 -------------       ------------

                                                                 $  7,782,291        $  6,513,867
                                                                 -------------       ------------
                                                                 -------------       ------------

17.  FINANCIAL STATEMENTS OF EXECUFIRST BANCORP, INC.
     (PARENT COMPANY ONLY), CONTINUED:

                     STATEMENTS OF OPERATIONS AND CHANGES IN
                              SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995                1994                1993
                                                              ----                ----                ----
     Income                                            $         145       $          143      $          157
     Expenses                                                  -                    -                   1,236
                                                       -------------       --------------      --------------
     Gain/(Loss) before equity in undistributed
          income (loss) of subsidiary                            145                  143              (1,079)
     Equity in undistributed income (loss) of
          subsidiary                                         503,269             (834,482)            417,125
                                                       -------------       --------------      --------------

     Net income (loss)                                       503,414             (834,339)            416,046
     Shareholders' equity, beginning of year               6,513,867            8,026,792           7,610,746
     Unrealized  gain (loss) on securities available
          for sale, net of deferred tax in 1995              765,010             (678,586)              -
                                                       -------------       --------------      --------------

     Shareholders' equity, end of year                 $   7,782,291       $    6,513,867      $    8,026,792
                                                       -------------       --------------      --------------
                                                       -------------       --------------      --------------


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995                1994                1993
                                                              ----                ----                ----
     Net income (loss)                                 $     503,414       $    (834,339)      $      416,046

     Adjustments to reconcile net income (loss)
           to net cash provided by operating
           activities:
          Equity in undistributed (income) loss of
             subsidiary                                      503,269             834,482             (417,125)
          Amortization of organization costs                   -                   -                    1,236
                                                       -------------       --------------      --------------

             Net cash provided by operating
                 activities                                      145                  143                 157
                                                       -------------       --------------      --------------

             Increase in cash                                    145                  143                 157
                                                       -------------       --------------      --------------

     Cash, beginning of period                                 7,289                7,146               6,989
                                                       -------------       --------------      --------------

     Cash, end of period                               $       7,434       $        7,289      $        7,146
                                                       -------------       --------------      --------------
                                                       -------------       --------------      --------------