Form 10KSB/A
period 1995-12-31
EXECUFIRST BANCORP INC
filed 1996-04-25
CIK 834285

                             SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                        Form 10-KSB/A
          (Mark One)

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

Item 6 is hereby deleted in its entirety and the following inserted in its stead:

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

          The Company's total assets increased 23% to approximately $129,663,000 at December 31, 1995 from $105,065,000 at December 31, 1994. Loans receivable increased 3% to approximately $77,529,000 at December 31, 1995 from $75,125,000 at year-end 1994. Total investment securities increased 35% to $28,582,000 at December 31, 1995, from $21,236,000 at December 31, 1994. Total deposits increased 24% during the year to approximately $120,267,000 from approximately $97,210,000 at December 31, 1994. Loans receivable at December 31, 1995, represented approximately 60% of the Company's total assets compared to approximately 72% at December 31, 1994. Loans receivable generally represent the highest earning assets of a bank's portfolio. The ratio of loans receivable to total deposits at December 31, 1995 was approximately 64% compared to 77% at December 31, 1994. This reduction was the result of a decision by the Bank to invest the Bank's incremental deposit growth in investment securities and federal funds in order to increase the Bank's liquidity.

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


                                  AVERAGE BALANCE SHEET
                                 YEAR ENDED DECEMBER 31,
                                         1995                                      1994
                          -------------------------------------------------------------------------
                              AVERAGE                YIELD/        AVERAGE                   YIELD/
                              BALANCE     INTEREST    COST         BALANCE      INTEREST       COST
                          -------------------------------------------------------------------------
ASSETS:
INTEREST EARNING ASSETS:
  LOANS RECEIVABLE        $71,559,033    7,130,580    9.96%     $78,810,123    6,787,338      8.61%
  DEPOSITS WITH BANKS       1,358,671       85,165    6.27%               0            0      0.00%
  INVESTMENT SECURITIES:
     AVAILABLE-FOR-SALE(1) 18,938,447    1,249,938    6.60%      12,981,562      520,324      4.01%
     HELD-TO-MATURITY       8,116,477      487,786    6.01%       5,826,879      320,478      5.50%
  FEDERAL FUNDS SOLD       10,835,558      637,157    5.88%       9,479,748      385,028      4.06%

TOTAL-INTEREST EARNING
  ASSET                   110,808,186    9,590,626    8.66%     107,098,312    8,013,168      7.48%
NON-INTEREST EARNING
  ASSETS                    3,747,500                             2,766,857

TOTAL ASSETS             $114,555,686                          $109,865,169
                         --------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  INTEREST BEARING LIABILITIES:

  DEMAND-INTEREST BEARING  $5,960,033     $150,909    2.53%      $5,876,835     $152,660      2.60%
  MONEY MARKET & SAVINGS   19,501,476      558,633    2.86%      23,472,356      619,548      2.64%
  OTHER TIME DEPOSITS      65,335,194    3,666,409    5.61%      56,469,986    2,341,968      4.15%
  FEDERAL FUNDS
    PURCHASED/REPOS                 0            0    0.00%               0            0      0.00%
                                   ----------------------------------------------------------------
TOTAL INTEREST-BEARING
  LIABILITIES              90,796,703    4,375,951    4.82%      85,819,177    3,114,176      3.63%

OTHER NON-INTEREST
   BEARING LIABILITIES     16,409,245                            16,075,528
                           ------------------------------------------------
TOTAL LIABILITIES         107,205,948                           101,894,705

SHAREHOLDERS' EQUITY        7,349,738                             7,970,464
                            ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY   $114,555,686                          $109,865,169
                            ---------                             ---------
                            ---------                             ---------
NET INTEREST INCOME/RATE
  SPREAD                                $5,214,675    3.84%                   $4,898,992      3.85%
                                        -----------------------------------------------------------
NET INTEREST-EARNING
  ASSETS/NET YIELD ON
  INTEREST EARNING ASSETS  20,011,483                 4.71%      21,279,135                   4.57%
                           ------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  AS A PERCENT OF INTEREST-
  BEARING LIABILITIES                                  122%                                    125%
                                                       --------------------------------------------

(1) Average balances are stated at historical cost for purposes of calculating average yields.


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


          As of December 31, 1995 and 1994, the Bank had loans outstanding, totaling approximately $728,000 and $2,074,000 respectively, which were classified as non-accrual. The decrease in non-accruing loans resulted from charge-offs of $807,000 and payments net of non-accruing loans of $539,000 in 1995. At December 31, 1995 and 1994, these loans had approximately $229,000 and $1,222,000 of Loan Loss Reserves allocated to them respectively. During 1995, there were $807,000 charge-offs related to Non-Accrual Loans, and $1,419,000 for the same period in 1994. However, Management is actively pursuing collection of such loans through the legal process. While it is expected that a sizable portion of such loans may be uncollectible, it is uncertain as to the amount of any actual loss that may be incurred in connection with these loans. Had these loans been performing throughout fiscal year 1995 an additional $40,000 in interest income would have been a ccrued. Interest income on non-accrual loans included in income during 1995 was $263. The Company has a policy of classifying as non-accrual, any loan for which payment of either principal or interest, on a contractual basis, is not received for a period of 90 days, or any loan classified by the Bank or regulators such that full repayment of principal or interest is considered doubtful. In addition to the non-accrual and charged-off loans described above, as of December 31, 1995 and 1994, the Bank's delinquency list of loans (i) 30 to 59 days past due, consisted of 13 and 6 loans respectively in the aggregate principal amount of $607,296 and $161,702 respectively, which were contractually overdue in the aggregate amount of approximately $27,013 and $19,000 respectively; and (ii) 60 to 89 days past due, consisted of 4 and 1 loan in the aggregate principal amount of $ 145,730 and $141,838 respectively, which were contractually overdue in the amount of approximately $4,362 and $5,000 respectively. In addition, the Bank has classified certain loans as special mention, substandard, and doubtful. At December 31, 1995 and 1994, special mention loans totaled approximately $1,938,000 and $-0- respectively; substandard loans of approximately $1,493,000 and $2,259,000 respectively; and doubtful loans of approximately $341,000 and $2,311,000 respectively.

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

                                                             YEAR ENDED DECEMBER 31,
                                                          1994                        1993
                                       --------------------------------------------------------------------
                                       AVERAGE                       YIELD/  AVERAGE                YIELD
                                       BALANCE         INTEREST      COST    BALANCE     INTEREST    COST
                                       --------------------------------------------------------------------
ASSETS:

INTEREST-EARNING ASSETS:
  LOANS RECEIVABLE                    $ 78,810,123     $6,787,338    8.61%  $77,847,364  $6,077,378  7.81%
  DEPOSITS WITH BANKS                            0              0    0.00%      362,218      16,864  4.66%
  INVESTMENT SECURITIES:
     HELD-FOR-SALE                               0              0    0.00%   14,127,010     723,923  5.12%
     AVAILABLE-FOR-SALE(1)              12,981,562        520,324    4.01%            0           0  0.00%
     HELD-TO-MATURITY                    5,826,879        320,478    5.50%            0           0  0.00%
  FEDERAL FUNDS SOLD                     9,479,748        385,028    4.06%    9,400,922     277,131  2.95%
                                      ---------------------------           -----------------------
TOTAL INTEREST-EARNING ASSETS          107,098,312      8,013,168    7.48%  101,737,514   7,095,296  6.97%
                                                       ----------                        ----------
NON INTEREST-EARNING ASSETS              2,766,857                            1,914,705
                                      -------------------------------------------------
TOTAL ASSETS                          $109,865,169                         $103,652,219

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST-BEARING LIABILITIES:
  DEMAND-INTEREST BEARING              $5,876,835       $ 152,660    2.60% $  4,268,333   $  115,306  2.70%
  MONEY MARKET AND SAVINGS            $23,472,356         619,548    2.64%   25,805,234      733,362   2.84%
  OTHER TIME DEPOSIT                  S56,469,986       2,341,968    4.15%   52,423,000    2,149,411  4.10%
  FEDERAL FUNDS PURCHASED/REPOS                 0               0    0.00%            0            0  0.00%
                                      ---------------------------           -----------------------

TOTAL INTEREST-BEARING LIABILITIE     S85,819,177       3,114,176    3.63%   82,496,567    2,998,079  3.63%
                                                       ----------                        ----------
OTHER LIABILITIES                      16,075,528                            13,126,476
                                      -------------------------------------------------

TOTAL LIABILITIES                     101,894,705                            95,623,043
SHAREHOLDERS' EQUITY                    7,970,464                             8,029,176
                                      -------------------------------------------------
                                     $109,865,169                          $103,652,219
                                     --------------------------------------------------

NET INTEREST INCOME/RATE SPREAD                        $4,898,992     3.85%  $4,097,217  3.34%
                                                       ---------------------------------------
NET INTEREST-EARNING ASSETS/NET
  YIELD ON AVERAGE INTEREST-
  EARNING ASSETS                     $ 21,279,135                     4.57% $19,240,947  4.03%
                                    ----------------------------------------------------------
INTEREST-EARNING ASSETS AS A

(1) Average balances are stated at historical cost for purposes of calculating average yields.



  PERCENTAGE OF INTEREST-
  BEARING LIABILITIES                     125.00%                              123.00%


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


The signature pages are deleted in their entirety and the following signature pages inserted in their stead:

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


                              By:  /s/ George S. Rapp
                                   -------------------------------------
Date:                              George S. Rapp,
                                   Chief Operations Officer
                                   Chief Financial Officer
                                   Chief Accounting Officer

38