Form 10QSB
period 1996-03-31
EXECUFIRST BANCORP INC
filed 1996-05-14
CIK 834285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                       COMMISSION FILE NUMBER:  000-17007

                            ExecuFirst Bancorp, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                 #23-2486815
          ------------                                 -----------
(State or other jurisdiction of                   IRS Employer Identification
  incorporation or organization)                        Number

     1513 Walnut Street, Philadelphia, Pennsylvania                   19102
     --------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip code)

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

                         YES    X                 NO   ____
                              -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              1,243,557 shares of Issuer's Common Stock, par value $.01 per share, issued and outstanding as of May 8, 1996

                        Exhibit index appears on page 15

                        PART I  -  FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS


          See Annex "A"

ITEM 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION  AND RESULTS OF OPERATIONS
________________________________________________________________________________

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

CAPITAL RESOURCES:

     During the three months ended March 31, 1996, the Company reported net income of $216,275. After reflecting unrealized gains on securities "available for sale," in accordance with Financial Accounting Standards Board Statement 115 in the amount of $17,000, total Shareholders' Equity increased to $7,944,000 from $7,782,291 at year-end 1995. Total Shareholders' Equity was $7,038,280 at March 31, 1995.

     The Bank's ratio of Tier I Capital to total Risk-Weighted Assets increased to 10.56% as of March 31, 1996 from 9.27% as of December 31, 1995 and 9.10% as of March 31, 1995. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 6.37% compared to 6.21% as of December 31, 1995 and 6.70% as of March 31, 1995.

REGULATORY CAPITAL REQUIREMENTS:

The following table presents the Bank's capital ratios at March 31, 1996:
Tier I Capital                                                      $7,905,000
Tier II Capital                                                        943,000
                                                                       -------
Total Capital                                                        8,848,000
Total Average Quarterly Assets                                     124,075,000
Total Risk-Weighted Assets (1)                                      74,867,000
Tier I Risk-Based Capital Ratio (2)                                     10.56%
Required Tier I Risk-Based Capital Rate                                  4.00%
                                                                         -----
Excess Tier I Risk-Based Capital Ratio                                   6.56%
Total Risk-Based Capital Ratio (3)                                      11.82%
Required Total Risk-Based Capital Ratio                                  8.00%
                                                                         -----
Excess Total Risk-Based Capital Ratio                                    3.82%
Tier I Leverage Ratio (4)                                                6.37%
Required Tier I Leverage Ratio                                           5.00%
                                                                         -----
Excess Tier I Leverage Ratio                                             1.37%
______________________________________________________________________________
(1)  INCLUDES OFF-BALANCE SHEET ITEMS AT CREDIT-EQUIVALENT VALUES.
(2)  TIER I RISK-BASED CAPITAL RATIO IS DEFINED AS THE RATIO OF TIER I
     CAPITAL TO TOTAL RISK-WEIGHTED ASSETS.
(3) TOTAL RISK-BASED CAPITAL RATIO IS DEFINED AS THE RATIO OF TIER I AND TIER II CAPITAL TO TOTAL RISK-WEIGHTED ASSETS.
(4) TIER I LEVERAGE RATIO IS DEFINED AS THE RATIO OF TIER I CAPITAL TO TOTAL AVERAGE QUARTERLY ASSETS.

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

LIQUIDITY:

     The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of March 31, 1996, the Bank maintained $12.3 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 10.19% of the total assets at March 31, 1996 as compared to 12.20% and 16.65% at March
31, 1995, and December 31, 1995, respectively.   Of the Bank's investment
securities, approximately $14.9 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

     Additionally, the Bank has established two collateralized lines of credit of $15 million and $500,000, respectively, to assist in managing the Bank's liquidity position. No amounts were outstanding on either of these facilities as of March 31, 1996.

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

          At March 31, 1996, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". In order to increase the flexibility of asset/liability management, the Bank classifies all investment securities as "available-for-sale". Available-for-sale securities consist of U.S. Government Treasury, U.S. Government Agency, and Other Securities with book and market values of $4.5 million, $22.4 million, and $960,000 respectively, as of, March 31, 1996. Accordingly, the net unrealized gain on securities available-for-sale, as of this date, was $17,000, net of deferred tax.

The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1996.

- -------------------------------------------------------------------------------
                                               GROSS        GROSS
                                          UNREALIZED   UNREALIZED
AVAILABLE-FOR-SALE ($000)         COST          GAIN         LOSS   FAIR VALUE
- -------------------------------------------------------------------------------

U.S. Treasury                    4,504            19            0        4,523
U.S. Government Agencies        22,400            84          (77)      22,407
Other                              960             0            0          960
- -------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE        27,864           103          (77)      27,890
- -------------------------------------------------------------------------------


INTEREST RATE SENSITIVITY:


     The possible effect upon the Company and the Bank of any future rise in interest rates is believed by Management to be minimal, since the Bank has the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of federal funds sold and prime-rate based commercial loans. However, a decrease in interest rates generally could have an effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. As of March 31, 1996, 18.67% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 40.35% were to be repriceable within three to six months.

     The Bank has the ability to reprice 11.70% of its total deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. Accordingly, since a significant amount of the Bank's present liabilities can be repriced in the relative short-term, Management believes that the effect resulting from a decrease in interest rates would be minimal. As of March 31, 1996 and December 31, 1995, 8.0%, 2.9%, and 0.8% of the Bank's interest-bearing deposits, respectively, were repriceable within three months and 0%, 0%, and 0% from three to six months. The cumulative 12-month Interest Rate Sensitivity Gap at March 31, 1996 was a positive 1.4% compared to a negative 1.2% at December 31, 1995. This shift, at March 31, 1996, is the result of a $11 million increase in certificates of deposit maturing beyond one year.

INTEREST RATE SENSITIVITY REPORT AT MARCH 31, 1996 ($000)


                                                                               RATE MATURITY PERIOD
                                                -----------------------------------------------------------------------------
                                                  1-90         91-180         181-365          1-5          5 YRS.&
                                                  DAYS          DAYS           DAYS           YEARS          OVER      TOTAL
                                                -----------------------------------------------------------------------------
INTEREST SENSITIVE ASSETS:
Interest Bearing Balances Due                       990              0              0              0              0       990
  from Banks
Federal Funds Sold                                9,100              0              0              0              0     9,100
Investment Securities                             1,000          4,904         10,256            500         11,551    28,211
Net Loans                                        43,286            579          5,288         19,661          8,663    77,477
                                                 ------        -------         ------         ------        -------  --------
Totals                                           54,376          5,483         15,544         20,161         20,214   115,778
Cumulative Totals                                54,376         59,859         75,403         95,564        115,778         0

INTEREST SENSITIVE LIABILITIES:
Demand Interest Bearing                           2,813              0              0          1,407          1,407     5,626
Savings                                             780              0              0              0            780     1,560
Money Market Accounts                             7,648              0              0          3,824          3,824    15,296
Time deposits                                    13,740         29,690         19,087         11,058              0    73,575
                                                 ------        -------         ------         ------        -------  --------
Totals                                           24,981         29,690         19,087         16,289          6,011    96,057

Cumulative Totals                                24,981         54,671         73,758         90,047         96,057   192,114
GAP                                              29,396        (24,207)        (3,543)         3,872         14,204    19,721
Cumulative GAP                                   29,396          5,189          1,646          5,518         19,721  (192,114)
Interest Sensitive Assets/Interest
Sensitive Liabilities                              2.18           1.09           1.02           1.06           1.21         0
Cumulative GAP/Total Earning                      25.4%           4.5%           1.4%           4.8%          17.0%         0
Assets                                   ------------------------------------------------------------------------------------
Total Earning Assets                            115,778
                                         ------------------------------------------------------------------------------------



NOTES TO INTEREST SENSITIVITY ANALYSIS:
(a)  Callable securities are reported at their contractual maturity dates.
(b) Reflects managerial assumptions regarding expected repricing or maturity behavior of various products.


RESULTS OF OPERATIONS:

     For the three months ended March 31, 1996, the Bank's total assets decreased 6.71% to approximately $121 million from $129.7 million at December 31, 1995. Management believes that assets, as of year-end, were unusually high based upon historical trends, due to the inclusion of certain short-term non-core deposits which were subsequently withdrawn during the first quarter of 1996.


     As of March 31, 1996, net loans totaled $76.2 million representing an increase of $100,000 compared to $76.1 million at December 31, 1995, as repayments of outstanding loans exceeded new loan originations while overdrafts were classified as other loans. This compared to a decline of $4.5 million during the same period ended March 31, 1995.

     Total deposits declined to $111.4 million during the three months ended March 31, 1996. This compared to an increase of $7.5 million during the same period ended

March 31, 1995. There have been changes in the deposit mix from December 31, 1995 to March 31, 1996. Non-interest bearing demand accounts have decreased by $4.5 million while Now, Money Market and Savings accounts have declined by $300,000, $3.2 million, and $1.3 million, respectively. Time deposits over $100,000 decreased $1.4 million while other time deposits increased $1.8 million during this same period. Total deposits for the quarter ended March 31, 1996 fell by $8.9 million. Increases in time deposits accounted for $400,000 of this growth.


                                                       DEPOSIT BREAKDOWN TABLE
                                                           MARCH 31, 1996
                                                           --------------
                                                               ($000)

                                                                            MARCH 31,                       DECEMBER 31,
                                                                              1996                              1995
                                                                                      % OF             BALANCE           % OF
          TYPE OF ACCOUNT                                           BALANCE          TOTAL                              TOTAL
- -------------------------------------------------------------------------------------------------------------------------------

Demand: non-interest bearing                                         15,349           13.8%             19,880           16.5%
Demand: interest bearing                                              5,625            5.0%              5,922            4.9%
Money Market                                                         15,296           13.7%             18,480           15.4%
Savings                                                               1,560            1.4%              2,837            2.4%
Time deposits under $100,000                                         57,849           51.9%             56,003           46.6%
Time deposits over $100,000                                          15,726           14.2%             17,145           14.2%
                                                                    ----------------------             ----------------------
Total deposits                                                      111,405            100%            120,267            100%


     The Company's net income for the quarter ended March 31, 1996, was $216,275, or approximately $0.18 per share of common stock, compared to a net income of $90,137, or approximately $0.07 per share of common stock, during the comparable quarter of 1995.

      Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, decreased to $1.3 million in the quarter ended March 31, 1996, from $1.4 million in the quarter ended March 31, 1995. While the Company's net interest income for the three months ended March 31, 1996, was approximately 7.1% lower than during the comparable period of 1995, the Company's non-interest expenses were approximately 4.1% lower during the same period. Included in such non-interest expenses are provisions for loan losses, salaries and employee benefits, occupancy expenses, professional fee expenses, and other operating expenses, each of which is more fully described below.

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

     Interest and fees on loans was $1.89 million, or 75% of total interest income, for the quarter ended March 31, 1996 compared with $1.81 million, or 79% of total interest income reported during the comparable quarter of 1995. This increase, on an absolute dollar basis, was due to the higher interest rate environment during the first quarter of 1996. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

     Interest on federal funds sold was $179,000, or 7% of total interest income, during the quarter ended March 31, 1996, compared to $129,000, or 6% of total interest income reported in the comparable quarter of 1995. This increase was due, in part, to higher average balances of federal funds outstanding during the period. Interest on investments and time deposits due from other banks was $446,000 or 17.8% of total interest income in the quarter ended March 31, 1996, compared to $347,600, or 15.2% of total interest income reported during the comparable quarter of 1995. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

     Non-interest income is comprised of dividends received on the Bank's Federal Reserve Bank stock owned by virtue of its membership in the Federal Reserve System, as well as charges on deposit accounts, plus or minus any gains or losses on sales of securities. 1996 non-interest income also included fees generated from a tax refund program and represented $80,000 of the increase compared to 1995. Total non-interest income increased to $178,000 for the quarter ended March 31, 1996, compared to $7,101 for the quarter ended March 31, 1995. Additionally, this increase was due to a higher level of deposit service fees as well as losses on the sale of investment securities in 1995.

     Interest expense for the quarter ended March 31, 1996 was $1.2 million or 49.8% of total expenses compared to $909,902 or 41.2% for the quarter ended March 31, 1995. Such increase is attributable to the increase in prevailing interest rate levels in 1996 compared to 1995 as well as shifts in the Bank's deposit mix from lower costing demand and NOW products to more expensive time deposits.

     The Company's largest non-interest expense, other than the provisions for potential loan losses, is salaries and employee benefits, which totaled $567,000, or approximately 53% of total expenses, in the quarter ended March 31, 1996, compared to $540,000, or approximately 48% of total expenses, in the quarter ended March 31, 1995. The year-to-year increase of $27,000 is due primarily to new staff additions.

     Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices. Occupancy expenses were $117,000 for the quarter ended March 31, 1996, or 11% of total expenses, compared to $115,000, or 10% of total expenses, for the comparable quarter of 1995. This increase was attributable to nominal increases in maintenance and repair costs versus the comparable period in 1995.

     Professional fee expenses during the quarter ended March 31, 1996 were $51,000, or 4.8% of total expenses, compared to $74,000, or 7% of total expenses, for the quarter ended March 31, 1995. The year-to-year decrease of $23,000 primarily reflects higher legal expenses in 1995 attributable to collection efforts related to the Bank's non-performing loans.

     Other operating expenses during the quarter ended March 31, 1996 were $335,000, or 31% of total expenses, compared to $407,086, or 35% of total expenses, for the quarter ended March 31, 1995. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums. The year-to-year decrease of $74,086 primarily reflects lower FDIC deposit insurance premiums during 1995.

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

     The Bank recorded a charge to earnings of $175,000 during the quarter ended March 31, 1996 compared to a charge of $160,000 in the quarter ended March 31, 1995. The increase in the provision is the result of a slight deterioration in the consumer loan portfolio during the quarter. As a result of this provision for potential loan losses, and following certain recoveries net of charge-offs credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $1,499,000 from $1,436,000 at December 31, 1995 and decreased from $1,522,130 at March 31, 1995. Listed below is an analysis of the loan loss reserve account:

                            ALLOWANCE FOR LOAN LOSSES
                                   ROLLFORWARD
                                 MARCH 31, 1996

BALANCE AT DECEMBER 31, 1995                                        $1,436,000

Charge-offs (during the three-month
period ending March 31, 1996):

     Commercial loans                                                  131,000
     Real estate mortgages                                                   0
     Installment                                                         3,000

Total charge-offs (during the three-month
period ending March 31, 1996):                                         134,000

     Recoveries                                                         22,000

     Additions charged to operations                                   175,000
                                                                    ----------

BALANCE AT MARCH 31, 1996                                           $1,499,000
                                                                    ----------
                                                                    ----------

     As of March 31, 1996, the Bank had loans outstanding placed in a non-accrual status totaling approximately $675,000, compared to $728,000 at December 31, 1995. The current balance of non-performing loans represents commercial and consumer credits with no individual balance exceeding $98,400. The amount of interest income recorded on non-accrual loans totaled $0 for the three months ended March 31, 1996. Management is actively pursuing the collection of these loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accrual loans. The Company has a policy of placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful. Also placed on non-accrual status is any loan, held by a borrower, which has filed, or has had filed
against it, a petition in bankruptcy.   At March 31, 1996, the Bank did not own
any foreclosed property.

     Listed below is a schedule of gross loans receivable at March 31, 1996. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

     The majority of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Other loans receivable earn interest at rates that are fixed at a specific spread over the rate being paid on certificates of deposit either pledged as collateral on the loans or placed in the Bank for funding purposes. Approximately $23.7 million in loans receivable are comprised of fixed rate loans that will mature in the next five years.


                                                        LOAN BREAKDOWN TABLE
                                                           MARCH 31, 1996
                                                           --------------
                                                               ($000)

                                                                             MARCH 31,                    DECEMBER 31,
                                                                               1996                            1995
                                                                                     % OF                               % OF
          LOAN TYPE                                                 BALANCE          TOTAL            BALANCE           TOTAL
- -------------------------------------------------------------------------------------------------------------------------------

LOANS COLLATERALIZED BY REAL ESTATE:
One-to-four family residential                                      $23,674           30.4%            $24,609           31.8%
Multi-family residential                                              2,649            3.4%              2,611            3.4%
Commercial and other                                                 15,538           19.9%             13,517           17.4%
                                                                    -------          -----             -------          -----
TOTAL LOANS COLLATERALIZED BY REAL ESTATE                           $41,861           53.7%            $40,737           52.6%
                                                                    ----------------------------------------------------------

Commercial business loans                                           $29,635           38.1%            $31,268           40.3%

OTHER LOANS                                                           6,247            8.2%              5,524            7.1%
                                                                    -------          -----             -------          -----
TOTAL LOANS                                                         $77,743          100.0%            $77,529          100.0%
                                                                    ----------------------------------------------------------


     Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of professionals, primarily in the medical and legal fields, with a secondary focus on small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been secured by real estate, as set forth on the above chart.

     Of the approximately $24 million at March 31, 1996, in loans secured by "one-to-four residential' properties only $4.7 million represents traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens -- often junior liens -- on the residences of the principals. The risk in business loans secured by liens on residential properties lies more in the success or failure of those businesses than the real estate market, although the value of the collateral is affected by real estate values. Generally, housing prices in the Bank's market area fell during the late 1980's and early 1990's, but more recently have been relatively stable.

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

     "Commercial business loans'' include loans to professionals and other businesses not secured by real estate. $11.3 million of such loans were secured by liquid collateral as of March 31, 1996. Another $6.9 million were unsecured, made to borrowers considered to be of sufficient strength to merit unsecured financing. The remaining amount primarily includes loans secured by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is general a function of local market and industry conditions, with any collateral serving as the secondary source of repayment.

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


     ITEM 2:   CHANGES IN SECURITIES
               None

     ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
               None

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

     ITEM 5:   OTHER INFORMATION

          On or about April 29, 1996 the Company delivered to shareholders a Joint Proxy/Prospectus relating to the proposed merger (the "Merger") of the Company and Republic Bancorporation, Inc. ("Republic") pursuant to the merger agreement dated November 17, 1995. The Company's Annual Meeting will be held on May 29, 1996 at which time the shareholder will vote on, among other things, the proposed Merger. On May 3, 1996, the Federal Reserve Bank of Philadelphia approved the proposed Merger. The Merger remains subject to approval of the Pennsylvania Department of Banking
     (the "Department of Banking") and is intended to qualify as a tax-free reorganization. Following the Merger, the Bank and Republic's bank subsidiary will merge (the "Merged Banks") and conduct business under a single charter. On May 3, 1996, the Federal Reserve Board approved the Company's application to establish a branch of the Merged Bank at 4190 City Avenue, Philadelphia, Pennsylvania. The Department of Banking has also approved the application.

          At March 31, 1996, the Company and Republic had shareholders' equity of approximately $7.9 million and $10.2 million, respectively.

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                                                                                   Page Number in
                                                                                   Sequential Numbering System
                                                                                   ---------------------------
                    2.1 - Agreement and Plan of Merger by and between ExecuFirst
                    Bancorp, Inc. and Republic Bancorporation, Inc. dated
                    November 17, 1995 (incorporated by reference to Exhibit
                    2.1 to the Registrant's Quarterly Report on Form 10-QSB for
                    the quarter ended September 30, 1995.                                      --

                    2.2 - Amendment to the Agreement and Plan of Merger
                    (incorporated by reference to Exhibit 2.2 to Amendment No. 3 to the Registrant's Registration Statement on Form S-4,
                    File No. 333-673).                                                         --

                    3.1 - Amended and Restated Articles and Amended and
                    Restated Bylaws (incorporated by reference to Exhibit 3 of
                    the Registrant's Registration Statement on Form S-1).                      --

                    27. - Financial Data Schedule                                               23

               (b)  No reports on Form 8-K were filed by the Company

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Execufirst Bancorp, Inc.


                                   /Zvi H. Muscal/
                                   -------------------------
                                   Zvi H. Muscal, President,
                                   Chief Executive Officer



                                   /George S. Rapp/
                                   -------------------------
                                   George S. Rapp
                                   Chief Operating Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer





                               Dated: May 10, 1996

                                    ANNEX "A"

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995


                                                                                          MARCH 31,          DECEMBER 31,
                                                                                            1996                 1995
                                                                                            ----                 ----
                                                                                         (UNAUDITED)           (AUDITED)

          ASSETS

Cash and due from banks                                                                 $  3,331,524        $  4,644,099
Interest-bearing deposits with banks                                                         990,000             990,000
Federal funds sold                                                                         9,100,000          17,050,000
Securities available for sale, at fair value
  (amortized cost of $27,864,016 and
  $28,130,089 respectively)                                                               27,890,103          28,261,035
Securities held to maturity, at amortized
  cost (fair value of $0)                                                                          -                   -
Federal reserve bank stock, at cost                                                          321,400             321,400
Loans, net                                                                                76,244,766          76,093,157
Premises and equipment, net                                                                  271,738             277,059
Real estate owned                                                                                  -              81,093
Accrued income and other assets                                                            2,830,863           1,944,740
                                                                                        ------------        ------------
    Total assets                                                                        $120,980,394       $ 129,662,583
                                                                                        ------------        ------------
                                                                                        ------------        ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand - non-interest bearing                                                       $ 15,348,737        $ 19,880,306
    Demand - interest-bearing                                                              5,625,370           5,922,555
    Money market and savings                                                              16,856,261          21,316,543
    Time deposits                                                                         57,849,281          56,003,003
    Time deposits over $100,000                                                           15,726,416          17,144,601
                                                                                        ------------        ------------
    Total deposits                                                                       111,406,065         120,267,008
  Federal income taxes payable                                                                     -               3,500
  Accrued expenses and other liabilities                                                   1,630,329           1,609,784
                                                                                        ------------        ------------
    Total liabilities                                                                    113,036,394         121,880,292
                                                                                        ------------        ------------
                                                                                        ------------        ------------
Commitments and contingencies (Note #)
Shareholders' equity:
  Preferred stock, par value $.01 per share,
    10,000,000 shares authorized; none issued                                                      -                   -
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; issued
    and outstanding 1,229,557 and 1,226,057
    shares respectively                                                                       12,295              12,260
  Capital in excess of par                                                                11,498,116          11,483,018
  Accumulated deficit                                                                     (3,583,411)         (3,799,411)
  Unrealized gain (loss) on securities
    available for sale, net of deferred tax                                                   17,000              86,424
                                                                                        ------------        ------------
    Total shareholders' equity                                                             7,944,000           7,782,291
                                                                                        ------------        ------------
    Total liabilities and shareholders' equity                                          $120,980,394        $129,662,583
                                                                                        ------------        ------------
                                                                                        ------------        ------------



See notes to consolidated financial statements

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                             1996                1995
                                                                                          ----------          ----------

INTEREST INCOME:
     Interest and fees on loans                                                           $1,890,492          $1,812,870
     Interest on Federal Funds sold                                                          179,094             128,554
     Interest on deposits in banks                                                            15,061              10,241
     Interest on investments                                                                 431,332             337,359
                                                                                          ----------          ----------
                                                                                           2,515,979           2,289,024
                                                                                          ----------          ----------

INTEREST EXPENSE:
     Demand - interest-bearing                                                                34,516              42,717
     Money market and savings                                                                150,198             145,346
     Time                                                                                    807,247             512,735
     Time over $100,000                                                                      240,659             209,104
                                                                                          ----------          ----------
                                                                                           1,232,620             909,902
                                                                                          ----------          ----------

Net interest income                                                                        1,283,359           1,379,122
Provision for possible loan losses                                                           175,000             160,000
                                                                                          ----------          ----------
Net interest income after provision for possible loan losses                               1,108,359           1,219,122
NON-INTEREST INCOME:
     Service fees                                                                             68,878              31,943
     Other income                                                                            108,801               4,836
     Net gain on sale of securities                                                                -             (29,678)
                                                                                          ----------          ----------
                                                                                             177,679               7,101

NON-INTEREST EXPENSES:
     Salaries and wages                                                                      461,087             444,244
     Employee benefits                                                                       105,594              96,439
     Occupancy expenses                                                                      117,291             114,853
     Professional fees                                                                        51,148              73,500
     Data Processing                                                                          58,640              61,180
     FDIC premiums                                                                            47,625              63,766
     Pennsylvania shares tax                                                                  22,963              22,792
     Insurance                                                                                23,078              25,821
     Other expenses                                                                          182,337             233,491
                                                                                          ----------          ----------
                                                                                           1,069,763           1,136,086
                                                                                          ----------          ----------
Income before income taxes                                                                   216,275              90,137
                                                                                          ----------          ----------
Provision for income taxes                                                                         -                   -
                                                                                          ----------          ----------
NET INCOME                                                                                $  216,275          $   90,137
                                                                                          ----------          ----------
                                                                                          ----------          ----------
NET INCOME PER SHARE                                                                           $0.18               $0.07
                                                                                          ----------          ----------
                                                                                          ----------          ----------
AVERAGE COMMON SHARES OUTSTANDING                                                          1,227,807           1,226,057
                                                                                          ----------          ----------
                                                                                          ----------          ----------



See notes to consolidated financial statements

                     EXECUFIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,


                                                                                             1996                1995
                                                                                             ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $     216,275         $    90,137
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Write-down of real estate owned                                                              -                   -
      Loss on other real estate owned                                                              -                   -
      Provision for possible loan losses                                                     175,000             160,000
      Depreciation and amortization                                                           20,461              22,369
      Net (gain) loss on sale of securities                                                        -              29,678
      (Increase) decrease in accrued income and other assets                                (886,260)            (33,129)
      Increase (decrease) in accrued expenses and other liabilities                           21,216            (133,531)
                                                                                       -------------         -----------
  Net cash provided by operating activities                                                 (453,308)            135,524
                                                                                       -------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in time deposits with banks                                              -          (1,980,000)
  (Increase)/decrease in Federal Funds Sold                                                7,950,000          (5,925,000)
  Purchase of securities:
    Investment securities                                                                          -                   -
    Available for sale                                                                    (4,174,736)         (3,525,642)
    Held to maturity                                                                               -          (6,317,154)
  Proceeds from sales and maturities of securities                                      2,400,000.00           4,992,299
  Principal receipts on securities                                                         2,031,733             382,173
  Net (increase) decrease in loans                                                           (59,843)          4,343,246
  Proceeds from the sale of other real estate owned                                           88,792                   -
  Premises and equipment expenditures                                                        (15,402)            (27,295)
                                                                                       -------------         -----------
  Net cash used in investing activities                                                    8,220,544          (8,057,373)
                                                                                       -------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand, money market, and savings deposits                   (9,555,404)         (2,772,293)
  Net increase (decrease) in time deposits                                                   427,396          20,033,893
                                                                                       -------------         -----------
  Net cash provided (used in) financing activities                                        (9,128,008)         17,261,600
                                                                                       -------------         -----------
                                                                                       -------------         -----------
Increase (decrease) in cash and cash equivalents                                          (1,360,772)           (340,768)
Cash and cash equivalents, beginning of period                                            21,694,099           3,168,634
                                                                                       -------------         -----------
Cash and cash equivalents, end of period                                               $  20,333,327         $ 2,827,866
                                                                                       -------------         -----------
                                                                                       -------------         -----------
Supplemental disclosure:
  Interest paid                                                                        $   1,159,961         $   937,918
                                                                                       -------------         -----------
                                                                                       -------------         -----------
Non-cash transactions:
  Net transfers to real estate owned from loans                                        $           -         $         -
                                                                                       -------------         -----------
                                                                                       -------------         -----------
Changes in unrealized gain (loss) on securities available for sale                     $     (69,424)        $   434,276
                                                                                       -------------         -----------
                                                                                       -------------         -----------



See notes to consolidated financial statements

                            EXECUFIRST BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. In the opinion of ExecuFirst Bancorp, Inc., the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and 1995, and the results of operations and cash flows for the three (3) months then ended.

2. Results of operations for the three (3) months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Net income per share of common stock is based upon the weighted average number of shares outstanding during the periods, 1,227,807 shares.

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

     Subsequent to July 1989, several lawsuits were brought against the Pennsylvania Department of Revenue requesting the new bank shares tax and new bank tax credit be declared invalid. The Bank joined with a group of other banks formed after January 1, 1979 to protect its interests. This group retained counsel and actively asserted its position. During 1995, the Commonwealth Court ruled that the amended bank shares tax was constitutional and the new bank tax credit was unconstitutional. That ruling has been appealed to the Pennsylvania Supreme Court.

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

6.   INVESTMENT SECURITIES

     Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held-to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities.

     At March 31, 1996, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale".
     In order to increase the flexibility of asset/liability management, the Bank classified all investment securities as "available-for-sale" with a book value of approximately $27.9 million and market value of approximately $27.9 million. Available-for-sale securities consist of U.S. Government Treasury, U.S. Government Agency, and Other Securities. Accordingly, the net unrealized gain on securities available-for-sale, as of this date, was $17,000 net of deferred tax.

     The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1996.


- -------------------------------------------------------------------------------
                                               GROSS        GROSS
                                          UNREALIZED   UNREALIZED
AVAILABLE-FOR-SALE ($000)         COST          GAIN         LOSS   FAIR VALUE
- -------------------------------------------------------------------------------

U.S. Treasury                    4,504            19            0        4,523
U.S. Government Agencies        22,400            84          (77)      22,407
Other                              960             0            0          960
- -------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE        27,864           103          (77)      27,890
- -------------------------------------------------------------------------------