Form 10QSB
period 1996-06-30
FIRST REPUBLIC BANCORP INC /DE/
filed 1996-08-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Periods Ended: June 30, 1996

                        Commission File Number: 000-17007

                          First Republic Bancorp, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         #23-2486815
         ------------                                         -----------
(State or other jurisdiction of                      IRS Employer Identification
  incorporation or organization)                                 Number

         1515 Market Street, Philadelphia, Pennsylvania         19102
         ----------------------------------------------       ---------
            (Address of principal executive offices)          (Zip code)

                                  215-563-3600
                                  ------------
              (Registrant's telephone number, including area code)

       ExecuFirst Bancorp, Inc. 1513 Walnut Street, Philadelphia, PA 19102
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          YES  X                  NO
                              ---                    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              2,847,969 shares of Issuer's Common Stock, par value $.01 per share, issued and outstanding as of August 7, 1996

                        Exhibit index appears on page 19

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         See Annex "A"

Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
- --------------------------------------------------------------------------------

On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc. ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. The merger was accounted for as a "reverse acquisition" whereby Republic is deemed to have acquired ExecuFirst for financial reporting purposes. Therefore, the Consolidated Statement of Operations and Consolidated Balance Sheet for the prior year periods are those of Republic Bancorporation Inc. only, and may not be comparable to the current year Consolidated Statement of Operations or Consolidated Balance Sheet. The operations of ExecuFirst have been included in the Company's Consolidated financial statements since the date of acquisition. Historical shareholders' equity of Republic Bancorporation prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock.

ExecuFirst, renamed First Republic Bancorp, Inc., (the "Company") remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. The Company is the parent of First Republic Bank, (the "Bank"), its sole subsidiary, which is a State chartered commercial bank with four branches serving Philadelphia and Delaware Counties.

Financial Condition:

     For the six months ended June 30, 1996, the Bank's total assets increased 98.9% or $129.6 million to approximately $260.7 million from $131.1 million at December 31, 1995. This increase was primarily due to the merger with ExecuFirst which was effective June 7, 1996. ExecuFirst had total assets of $120.9 million immediately prior to the merger.

     As of June 30, 1996, net loans totaled $159.0 million representing an increase of $73.8 million compared to $85.2 million at December 31, 1995. The increase was again mainly attributable to the merger with ExecuFirst whose loan portfolio totalled $73.1 million immediately prior to the merger.

     Total deposits increased to $234.0 million during the six months ended June 30, 1996 from $116.4 million at December 31, 1995. Immediately preceding the merger, ExecuFirst had $111.3 million in deposits. There have been changes in the deposit mix from December 31, 1995 to June 30, 1996, as the result of the merger. Higher costing time deposits representing 77.7% of the total deposits at December 31, 1995 have shifted into other lower costing deposit products, such as non-interest bearing demand, interest bearing demand, money markets and savings accounts. Total time deposits represented 70.8% of total deposits at June 30, 1996.

                             Deposit Breakdown Table
                                  June 30, 1996
                                  -------------
                                     ($000)

                                          June 30,              December 31,
                                            1996                    1995
                                                 % of                     % of
        Type of Account             Balance      Total       Balance      Total
- -------------------------------------------------------------------------------
Demand: non-interest bearing        $33,462      14.3%       $12,570      10.8%
Demand: interest bearing              7,618       3.2%         1,429       1.2%
Money Market                         25,353      10.8%        11,362       9.8%
Savings                               2,186       0.9%           236       0.2%
Time deposits under $100,000        137,349      58.8%        82,757      71.1%
Time deposits over $100,000          28,023      12.0%         8,070       6.9%
                                   -------------------      -------------------

Total deposits                     $233,991       100%      $116,424       100%


Allowance for Loan Losses

     Prior to the merger, the Loan Loss Reserve for Republic Bank was $613,000 and for First Executive Bank was $1,527,000. Each Bank has a policy of increasing its reserve for potential loan losses by 0.60% of net new loans receivable. Based on numerous factors including, but not limited to, the Bank's existing loan portfolio, the size of its reserve for potential loan losses, results of regularly scheduled bank regulatory field examinations, and Management's internal loan review decisions, the Bank may make additions to the reserve for possible loan losses other than the percentage additions made in the ordinary course of business. Additionally, the Board of Directors reviews reserve adequacy on a quarterly basis. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

     The Bank recorded a charge to earnings of $25,000 during the quarter ended June 30, 1996 compared to a charge of $60,000 in the quarter ended June 30, 1995, as loan growth was higher during the second quarter of 1995 compared to the second quarter of 1996. As a result of this provision for potential loan losses, the merger with ExecuFirst and following certain recoveries net of charge-offs credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $2,140,000 from $680,000 at December 31, 1995. Listed below is an analysis of the loan loss reserve account:

                            Allowance for Loan Losses
                                   Rollforward
                                  June 30, 1996
                                  -------------

Balance at December 31, 1995                            $  680,000

Charge-offs (during the six-month
period ended June 30, 1996):

             Commercial loans                               95,000
             Real estate mortgages                               0
             Installment                                         0

Total charge-offs (during the six-month
period ended June 30, 1996):                                95,000
                                                        ----------

             Recoveries                                      3,000

             Addition of ExecuFirst's ALLL               1,527,000
                                                        ----------
             Additions charged to operations                25,000
                                                        ----------

Balance at June 30, 1996                                $2,140,000
                                                        ==========

     As of June 30, 1996, the Bank had loans outstanding placed in a non-accrual status totaling approximately $993,000 compared to $832,000 at December 31, 1995. This was mainly due to the addition of ExecuFirst's loan portfolio to the Bank's as a result of the merger. The current balance of non-performing loans represents commercial and consumer credits. There was no interest income recorded on non-accrual loans for the six months ended June 30, 1996. Management is actively pursuing the collection of all troubled loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accruing loans. The Company has a policy of placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful. At June 30, 1996, the Bank held two foreclosed properties with a combined book value of $295,000. Management is actively pursuing the liquidation of this collateral.

     Listed below is a schedule of gross loans receivable at June 30, 1996. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

     The majority of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Other loans receivable earn interest at rates that are fixed at a specific spread over the rate being paid on certificates of deposit either pledged as collateral on the loans or placed in the Bank for funding purposes. Approximately $62.3 million in loans receivable are comprised of fixed rate loans that will mature in the next five years.

                              Loan Breakdown Table
                                     ($000)

                                                        June 30,                December 31,
                                                          1996                      1995
                                                               % of                       % of
               Loan Type                          Balance      Total         Balance      Total
- -------------------------------------------------------------------------------------------------
Loans collateralized by Real Estate:
- ------------------------------------
One-to-four family residential                    $ 51,036      31.7%        $26,641       31.0%
Multi-family residential                             2,806       1.7%            140        0.2%
Commercial and other                                53,121      33.0%         34,353       40.0%
                                                  --------     ------        -------      ------
Total loans collateralized by Real Estate         $106,963      66.4%        $61,134       71.2%
                                                 ===============================================

Commercial business loans                         $ 44,342      27.5%        $15,183       17.7%

Other loans                                          9,836       6.1%          9,546       11.1%
                                                  --------     ------        -------      ------
Total loans                                       $161,141     100.0%        $85,863      100.0%
                                                 ===============================================

     Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of professionals, primarily in the medical and legal fields, with a secondary focus on small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been collateralized by real estate, as set forth on the above chart.

     Of the approximately $51.0 million at June 30, 1996, in loans collateralized by "one-to-four residential" properties only $5.5 million represents traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens
- -- often junior liens -- on the residences of the principals. The risk in business loans collateralized by liens on residential properties lies more in the success or failure of the borrower's businesses than the real estate market, although the value of the collateral is affected by variations in the real estate market. Generally, housing prices in the Bank's market area fell during the late 1980's and early 1990's, but more recently have been relatively stable.

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

     "Commercial business loans" include loans to professionals and other businesses not collateralized by real estate. $2.7 million of such loans were collateralized by liquid collateral as of June 30, 1996. Another $12.3 million were unsecured, made to borrowers considered to be of sufficient strength to merit unsecured financing. The remaining amount primarily includes loans collateralized by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is generally a function of local market and industry conditions, with any collateral serving as the secondary source of repayment.

     The Bank intends to continue its lending focus on professionals while expanding its commercial real estate and small business efforts. Additionally, in a further attempt to diversify its portfolio and increase its market penetration, the Bank has begun to emphasize consumer lending. All such plans are highly dependent upon the strength of the economic recovery in the Bank's market area, as well as the specific industries on which it focuses.

Capital Resources:

     During the six months ended June 30, 1996, the Company reported net income of $1,877,000. After reflecting unrealized gains on securities "available for sale," in accordance with Financial Accounting Standards Board Statement 115 in the amount of $1,000, purchase accounting adjustments of $8,246,000 and the exercise of certain stock options, total Shareholders' Equity increased to $18,727,000 from $8,622,000 at year-end 1995. Total Shareholders' Equity was $8,284,000 at June 30, 1995.

     The Bank's ratio of Tier I Capital to total Risk-Weighted Assets decreased to 11.65% as of June 30, 1996 from 12.38% as of December 31, 1995 and increase from 11.39% as of June 30, 1995. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 6.17% compared to 6.58% as of December 31, 1995 and 6.99% as of June 30, 1995.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at June 30, 1996:

Tier I Capital                                                     $17,842,000
Tier II Capital                                                      2,140,000
                                                                     ---------
Total Capital                                                       19,982,000
Total Average Quarterly Assets                                     288,949,000
Total Risk-Weighted Assets (1)                                     171,542,000
Tier I Risk-Based Capital Ratio (2)                                     10.40%
Required Tier I Risk-Based Capital Rate                                  4.00%
                                                                         -----
Excess Tier I Risk-Based Capital Ratio                                   6.40%
Total Risk-Based Capital Ratio (3)                                      11.65%
Required Total Risk-Based Capital Ratio                                  8.00%
                                                                         -----
Excess Total Risk-Based Capital Ratio                                    3.65%
Tier I Leverage Ratio (4)                                                6.17%
Required Tier I Leverage Ratio                                           4.00%
                                                                         -----
Excess Tier I Leverage Ratio                                             2.17%

- ------------------------------------------------------------------------------
(1)  Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

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

Liquidity:

     The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of June 30, 1996, the Bank maintained $12.1 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 4.7% of the total assets at June 30, 1996 as compared to 3.1% and 1.5% at June 30, 1995, and December 31, 1995, respectively. Of the Bank's investment securities, approximately $9.5 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

     Additionally, the Bank has established two collateralized lines of credit totaling $15.5 million, and three unsecured lines totaling $15.0 million to assist in managing the Bank's liquidity position. No amounts were outstanding on any of these facilities as of June 30, 1996.

     Both liquidity and interest sensitivity are managed by the Finance Committee of the Bank's Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.

Investment Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held-to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities. As allowable under SFAS No. 115 Business Combination Provisions, concurrent with the merger with ExecuFirst, the Company reclassified part of ExecuFirst's investment portfolio to Held to Maturity. This reclassification was done to reposition the investment security portfolio to be consistent with the Company's Asset/Liability Management policy and the anticipated future liquidity requirements of the Company.

     At June 30, 1996, the Bank has also identified certain investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". In order to increase the flexibility of asset/liability management, the Bank classifies certain investment securities as "available-for-sale". Available-for-sale securities consist of US Government Treasury and US Government Agency securities, with book and market values of $2.5 million, $6.6 million respectively, as of June 30, 1996. The net unrealized gain on securities available-for-sale, as of this date, was $1,000.

The following table represents the carrying and estimated fair values of Investment Securities at June 30, 1996.

- --------------------------------------------------------------------------------
                                              Gross        Gross
                             Amortized   Unrealized   Unrealized
Available-for-Sale ($000)         Cost         Gain         Loss   Fair Value
- --------------------------------------------------------------------------------
US Treasury                      2,498            5           (2)       2,501
US Government Agencies           6,621           22          (24)       6,619

- --------------------------------------------------------------------------------
Total Available-for-Sale         9,119           27          (26)       9,120
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
                                              Gross        Gross
                             Amortized   Unrealized   Unrealized
Held to Maturity ($000)           Cost         Gain         Loss   Fair Value
- --------------------------------------------------------------------------------
US Treasury                      2,002            2            0        2,004
US Government Agencies          64,168            0         (633)      62,774
Other                            2,039            0            0        2,039
- --------------------------------------------------------------------------------
Total Held to Maturity          68,209            2         (633)      66,817
- --------------------------------------------------------------------------------

Interest Rate Sensitivity:

     The possible effect upon the Company and the Bank of any future rise in interest rates is believed by Management to have a negative effect on net interest income, since the Bank does not have the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of federal funds sold and prime-rate based commercial loans. However, a decrease in interest rates generally could have an positive effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. As of June 30, 1996, 39% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 11% were to be repriceable within three to six months.

     The Bank has the ability to reprice 15.0% of its total deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. Accordingly, since a significant amount of the Bank's present liabilities can be repriced in the relative short-term, Management believes that the effect resulting from a decrease in interest rates would be minimal. As of June 30, 1996 and December 31, 1995, 41% and 24% of the Bank's interest-bearing deposits, respectively, were repriceable within three months. The cumulative 12-month Interest Rate Sensitivity Gap at June 30, 1996 was a negative 5.2% compared to a negative 15.2% at December 31, 1995, both of which are within management's guidelines of +/- 20%.

Interest Rate Sensitivity Report at June 30, 1996 ($000)

                                                                     Rate Maturity Period
                                         -----------------------------------------------------------------
                                            1-90      91-180    181-365      1-5      5 yrs. &
                                            days       days       days      years       over      Total
                                         -----------------------------------------------------------------
Interest Sensitive Assets:
Interest Bearing Balances Due                     0        990          0          0          0       990
   from Banks
Federal Funds Sold                            9,154          0          0          0          0     9,154
Investment Securities                         5,896     14,445      7,285      4,364     45,338    77,328
Net Loans                                     6,397     91,930      3,496     44,447     14,871   161,141
                                             ------     ------     ------     ------      -----   -------
Totals                                       21,447    107,365     10,781     48,811     60,209   248,613
Cumulative Totals                            21,447    128,812    139,593    188,404    248,613

Interest Sensitive Liabilities:
Demand Interest Bearing                       3,809          0          0      1,905      1,904     7,618
Savings                                       1,093          0          0          0      1,093     2,186
Money Market Accounts                        12,640          0          0      6,320      6,393    25,353
Time deposits                                64,575     17,945     52,526     30,326          0   165,372
                                             ------     ------     ------     ------      -----   -------
Totals                                       82,117     17,945     52,526     38,551      9,390   200,529

Cumulative Totals                            82,117    100,062    152,588    191,139    200,529
GAP                                         (60,670)    89,420    (41,745)    10,261     50,819    48,085
Cumulative GAP                              (60,670)    28,750    (12,995)    (2,735)    48,085
Interest Sensitive Assets/Interest              0.3        1.3        0.9        1.0        1.2
Sensitive Liabilities
Cumulative GAP/Total Earning Assets           (24.4%)     11.6%      (5.2%)     (1.1%)     19.3%
                                         ----------------------------------------------------------------
Total Earning Assets                        248,613
                                         ----------------------------------------------------------------

Notes to interest sensitivity analysis:
(a)  Callable securities are reported at their contractual maturity dates.
(b) Reflects managerial assumptions regarding expected repricing or maturity behavior of various products.

Results of Operations for the Three Months Ended June 30, 1996 vs 1995:

     The Company's net income for the quarter ended June 30, 1996, was $351,000, or approximately $0.28 per share of common stock, compared to a net income of $144,000 or approximately $0.09 per share of common stock, during the comparable quarter of 1995.

Net Interest Income

     Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $2.1 million during the quarter ended June 30, 1996, from $1.5 million in the quarter ended June 30, 1995. The increase was mainly due to the merger with ExecuFirst resulting in an additional month of income for June 1996, which was not in the comparable period in 1995.

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

     Interest and fees on loans was $2.5 million, or 71% of total interest income, for the quarter ended June 30, 1996 compared with $1.9 million, or 77% of total interest income reported during the comparable quarter of 1995. This increase, on an absolute dollar basis, was again due to the merger with ExecuFirst, effective June 7, 1996. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

     Interest on federal funds sold was $318,000, or 8.8% of total interest income during the quarter ended June 30, 1996, compared to $45,000 or 1.8% of total interest income reported in the comparable quarter of 1995. This increase was due to higher average balances of federal funds outstanding during the period. Interest on investments was $734,000 or 20.3% of total interest income in the quarter ended June 30, 1996, compared to $509,000, or 20.9% of total interest income reported during the comparable quarter of 1995. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

     Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities and the participation of the Company's subsidiary, First Republic Bank, in a tax refund program with a national tax preparation service company. As these loans are repaid, the Bank recognizes a fee per refund, which is paid by the borrower/taxpayer. Fees recognized on this program were approximately $156,000 for the second quarter of 1996. Total non-interest income increased to $222,000 for the quarter ended June 30, 1996 compared to $42,000 for the quarter ended June 30, 1995. The increase is primarily due to the non-interest income derived from the tax refund program which was not in effect during 1995. Additionally, this increase was also due to a higher level of deposit service fees.

     Interest expense for the quarter ended June 30, 1996 was $2.1 million compared to $1.5 million for the quarter ended June 30, 1995. Such increase is attributable to the increase in prevailing interest rate levels in 1996 compared to 1995, in addition to increased deposits as a result of the merger with ExecuFirst.

     The Company's largest non-interest expense, is salaries and employee benefits, which totaled $636,000, or approximately 53% of total non-interest expenses, for the quarter ended June 30, 1996, compared to $375,000, or approximately 51% of total expenses, in the quarter ended June 30, 1995. The year-to-year increase is due primarily to new staff as a result of the merger with ExecuFirst.

     Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices. Occupancy expenses were $203,000 for the quarter ended June 30, 1996, or 17% of total expenses, compared to $142,000, or 19% of total expenses, for the comparable quarter of 1995. This decrease was attributable to non-recurring costs associated with a branch opening during the second quarter of 1995, in Delaware County.

     Other operating expenses during the quarter ended June 30, 1996 were $353,000 or 30% of total expenses, compared to $224,000 or 30% of total expenses, for the quarter ended June 30, 1995. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums.

Results of Operations for the Six Months Ended June 30, 1996 vs 1995:

     The Company's net income for the six months ended June 30, 1996, was $1,877,000, or approximately $1.84 per share of common stock, compared to a net income of $284,000 or approximately $0.18 per share of common stock, during the comparable period of 1995.

Net Interest Income

     Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $2.8 million for the six months ended June 30, 1996, from $1.9 million for the same period in 1995. The increase was mainly due to higher levels of interest earning assets, in part due to the recent merger with ExecuFirst. The increase was also partially offset by a nine (9) basis point reduction in the net interest margin from the six months ended June 30, 1995 to the same period in 1996.

     Interest and fees on loans was $4.6 million, or 66% of total interest income, for the six months ended June 30, 1996 compared with $3.6 million, or 79% of total interest income reported during the comparable period of 1995. This increase, on an absolute dollar basis, was due to an increase in average loans outstanding of $11.7 million, due in part to the merger with ExecuFirst. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

     Interest on federal funds sold was $1,129,000 or 16% of total interest income, during the six months ended June 30, 1996 compared to $101,000 or 2% of total interest income reported in the comparable period of 1995. This increase was due to higher average balances of federal funds outstanding during the period of $35.5 million. Interest on investments was $1,249,000 or 18% of total interest income in for the six months ended June 30, 1996, compared to $933,000 or 20% of total interest income reported during the comparable quarter of 1995. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

     Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities and the participation of the Company's subsidiary, First Republic Bank, in a tax refund program with a national tax preparation service company. As these loans are repaid, the Bank recognizes a fee per refund, which is paid by the borrower/taxpayer. Fees recognized on this program were approximately $2.1 million for the six months ended June 30, 1996. Total non-interest income increased to $2.2 million for the six months ended June 30, 1996, compared to $77,000 for the same period in 1995. The increase is primarily due to the non-interest income derived from the tax refund program, which was not in effect during 1995. Additionally, this increase was also due to a higher level of deposit service fees.

     Interest expense for the six months ended June 30, 1996 was $4.2 million compared to $2.7 million for the same period in 1995. Such increase is attributable to the increase in prevailing interest rate levels in 1996 compared to 1995. In addition, average interest bearing deposits increased $28.5 million, attributable to the merger with ExecuFirst.

     Salaries and employee benefits totaled $1,113,000 or approximately 53% of total non-interest expenses, in the six months ended June 30, 1996, compared to $773,000 or approximately 51% of total expenses, for the six months ended June 30, 1995. The year-to-year increase is due primarily to new staff as a result of the merger with ExecuFirst.

     Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices. Occupancy expenses were $358,000 for the six months ended June 30, 1996 or 17% of total expenses, compared to $229,000 or 15% of total expenses for the comparable period of 1995.

     Other operating expenses during the six months ended June 30, 1996 were $626,000 or 30% of total expenses, compared to $515,000 or 34% of total expenses for the same period in 1995. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums.

PART II - OTHER INFORMATION

          Item 1: Legal Proceedings

               On May 24, 1995, ExecuFirst and its sole subsidiary, First Executive Bank ("First Executive") entered into Written Supervisory Agreements (the "Supervisory Agreements") with each of the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Pennsylvania Department of Banking ("the Department of Banking"). The Supervisory Agreements required, in part, the implementation of policies, procedures and internal controls, related to, but not limited to, those addressing documentation, review and granting of loans and the establishment of a Compliance Committee. All plans and reports required to be submitted to the Federal Reserve Bank or the Department of Banking were submitted.

               Upon consummation of the merger of ExecuFirst with and into First Republic Bancorp, Inc. on June 7, 1996, the Supervisory Agreements were terminated.

               Management is not aware of any pending or contemplated legal action which would have a material adverse effect on the Company.


          Item 2: Changes in Securities

               On November 17, 1995, ExecuFirst and Republic entered into a plan of merger pursuant to which Republic was merged with and into ExecuFirst. Upon consummation of the merger, ExecuFirst changed its corporate name to First Republic Bancorp, Inc. ("the Holding Company"). Under the terms of the plan of merger, each outstanding share of ExecuFirst Common Stock was exchanged for one share of the Holding Company Stock. At the time of merger, a total of 1,243,557 Holding Company shares had been issued to ExecuFirst Shareholders. Each outstanding share of Republic Common Stock was exchanged for approximately 2.02 shares of the Holding Company Stock, and an aggregate total of 1,604,412 shares was issued to Republic Shareholders, representing 56.6% of the then issued Holding Company Stock. Immediately following the merger there was 2,847,969 shares outstanding of Holding Company Stock.


          Item 3: Defaults Upon Senior Securities

                  None

          Item 4: Submission of Matters to a Vote of Security Holders

               After written notice 28 days prior to a meeting, as provided in its bylaws, a special meeting of shareholders of Republic Bancorporation, Inc., parent and sole shareholder of Republic Bank, to take action upon the proposed merger was held on the 28th day of May, 1996 at 4:00 p.m., at its office located at 1515 Market Street, Philadelphia, Pennsylvania. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 794,263 shares of common stock, of which 794,263 shares were entitled to vote on the proposed merger. A total of 463,406 shares were voted in favor of the proposed merger and 3,700 shares were voted against the proposed merger. Pursuant to such approval, Republic Bancorporation, Inc. as sole shareholder of Republic Bank approved the proposed merger in writing on May 28, 1996.

               The annual meeting of shareholders of ExecuFirst Bancorp, Inc., parent and sole shareholder of First Executive Bank, to take action upon the proposed merger was held on the 29th day of May, 1996 at 3:00 p.m., at a meeting held at the Union League, 120 South Broad Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 26 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 1,243,557 shares of common stock, of which 1,243,557 shares were entitled to vote on the proposed merger. A total of 810,845 shares voted in favor of the proposed merger, 1,600 shares voted against the proposed merger and 3,000 shares abstained. Pursuant to such approval, ExecuFirst Bancorp, Inc. as sole shareholder of First Executive Bank approved the proposed merger in writing on May 29, 1996.

          Item 5: Other Information

                  None

          Item 6: Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                                                                Page Numbering
                                                                in Sequential
                                                                Numbering System
                                                                ----------------

                       2.1 - Agreement and Plan of Merger by and between ExecuFirst Bancorp, Inc. and
                       Republic Bancorporation, Inc., dated
                       November 17, 1995 (incorporated by
                       reference to Exhibit 2.1 to the
                       Registrant's Quarterly Report on Form
                       10-QSB/A for the quarter ended September 30,
                       1995).                                           --

                       2.2 - Amendment to the Agreement and Plan
                       of Merger dated April 29, 1996,
                       (incorporated by reference to Exhibit 2.2
                       to Amendment No. 3 to the Registrant's
                       Registration Statement on Form S-4, File
                       No. 333-673).                                   --

                       3.1 - Amended and Restated Articles and
                       Amended and Restated Bylaws (incorporated
                       by reference to Exhibit 3 of the
                       Registrant's Registration Statement on
                       Form S-1).                                      --

                       27 - Financial Data Schedule.                   23

                  (b) Form 8-K was filed by the Company on June 10, 1996 to announce the merger between Republic Bancorporation and ExecuFirst Bancorp, Inc. which consummated on June 7, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   First Republic Bancorp, Inc.


                                                   /Rolf Stensrud/
                                                   ---------------
                                                    Rolf Stensrud
                                                    Chief Operating Officer


                                                   /George S. Rapp/
                                                   ----------------
                                                   George S. Rapp
                                                   Chief Financial Officer


Dated August 12, 1996

                                    ANNEX "A"

                   First Republic Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                     June 30, 1996 and December 31, 1995

                                                          1996          1995
                                                      ------------  ------------
           ASSETS                                      (unaudited)     (audited)
Cash and due from banks                               $  5,883,000  $  2,923,000
Interest-bearing deposits with banks                       990,000             0
Federal funds sold                                       9,154,000       933,000
Securities available for sale, at fair value
  (amortized cost of $9,119,000 and
  $4,320,000 respectively)                               9,120,000     4,348,000
Securities held to maturity, at amortized
  cost (fair value of $66,817,000
  and $33,846,000 respectively)                         68,209,000    34,004,000
Loans, net                                             159,001,000    85,183,000
Premises and equipment, net                                271,000       321,000
Real estate owned                                          295,000       295,000
Accrued income and other assets                          7,787,000     3,056,000
                                                      ------------  ------------
           Total assets                               $260,710,000  $131,063,000
                                                      ============  ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Deposits:
           Demand - non-interest bearing              $ 33,462,000  $ 12,570,000
           Demand - interest-bearing                     7,618,000     1,429,000
           Money market and savings                     27,539,000    11,598,000
           Time deposits                               137,349,000    82,757,000
           Time deposits over $100,000                  28,023,000     8,070,000
                                                      ------------  ------------
           Total deposits                              233,991,000   116,424,000
      Subordinated Debt                                  3,400,000     3,400,000
      Accrued expenses and other liabilities             4,592,000     2,617,000
                                                      ------------  ------------
           Total liabilities                           241,983,000   122,441,000
                                                      ============  ============


Shareholders' equity:
      Preferred stock, par value $.01 per share,
        10,000,000 shares authorized; none issued             --            --
      Common stock, par value $.01 per share;
        authorized 10,000,000 shares; issued
        and outstanding 2,847,969 and 1,604,412
        shares respectively                                 28,000        16,000
      Capital in excess of par                          14,180,000     6,647,000
      Retained earnings                                  4,518,000     1,940,000
      Unrealized gain  on securities available
        for sale, net of deferred tax                        1,000        19,000
                                                      ------------  ------------
           Total shareholders' equity                   18,727,000     8,622,000
                                                      ------------  ------------
           Total liabilities and shareholders'
             equity                                   $260,710,000  $131,063,000
                                                      ============  ============
See notes to consolidated financial statements.

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                            Six Months Ended June 30,
                                   (unaudited)

                                                          1996           1995
                                                       ----------     ----------
Interest Income:
       Interest and fees on loans                      $4,552,000     $3,625,000
       Interest on Federal Funds sold                   1,129,000        101,000
       Interest on investments                          1,249,000        933,000
                                                       ----------     ----------
                                                        6,930,000      4,659,000
                                                       ----------     ----------
Interest expense:
       Demand - interest-bearing                           32,000         17,000
       Money market and savings                           258,000        277,000
       Time                                             2,948,000      1,976,000
       Time over $100,000                                 795,000        265,000
       Subordinated Debt                                  140,000        137,000
       Repurchase Agreements                                    0         44,000
                                                       ----------     ----------
                                                        4,173,000      2,716,000
                                                       ----------     ----------
Net interest income                                     2,757,000      1,943,000
Provision for possible loan losses                         25,000         80,000
                                                       ----------     ----------
Net interest income after provision for
  possible loan losses                                  2,732,000      1,863,000
Non-interest income:
       Service fees                                        59,000         34,000
       Other income                                     2,148,000         43,000
                                                       ----------     ----------
                                                        2,207,000         77,000
Non-interest expenses:
       Salaries and Benefits                            1,113,000        773,000
       Occupancy/Equipment                                358,000        273,000
       Printing & Supplies                                103,000         24,000
       Organization Costs                                  38,000              0
       Insurance                                           30,000         28,000
       Other expenses                                     455,000        420,000
                                                       ----------     ----------
                                                        2,097,000      1,518,000
                                                       ----------     ----------
Income before income taxes                              2,842,000        422,000
                                                       ----------     ----------
Provision for income taxes                                965,000        138,000
                                                       ----------     ----------
Net income                                             $1,877,000     $  284,000
                                                       ==========     ==========
Net income per share                                   $     1.08     $     0.18
                                                       ==========     ==========
Average common shares outstanding                       1,741,067      1,604,412
                                                       ==========     ==========
See notes to consolidated financial statements

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                           Three Months Ended June 30,
                                   (unaudited)

                                                         1996            1995
                                                      ----------      ----------
Interest Income:
        Interest and fees on loans                    $2,549,000      $1,872,000
        Interest on Federal Funds sold                   318,000          45,000
        Interest on investments                          734,000         509,000
                                                      ----------      ----------
                                                       3,601,000       2,426,000
                                                      ----------      ----------
Interest expense:
        Demand - interest-bearing                         23,000           8,000
        Money market and savings                         151,000         129,000
        Time                                           1,571,000       1,131,000
        Time over $100,000                               261,000         119,000
        Subordinated Debt                                 71,000          69,000
                                                      ----------      ----------
                                                       2,077,000       1,456,000
                                                      ----------      ----------
Net interest income                                    1,524,000         970,000
Provision for possible loan losses                        25,000          60,000
                                                      ----------      ----------
Net interest income after provision
        for possible loan losses                       1,499,000         910,000
Non-interest income:
        Service fees                                      48,000          36,000
        Other income                                     174,000           6,000
                                                      ----------      ----------
                                                         222,000          42,000
Non-interest expenses:
        Salaries and Benefits                            636,000         375,000
        Occupancy/Equipment                              203,000         142,000
        Printing & Supplies                               20,000          25,000
        Organization Costs                                38,000               0
        Insurance                                         21,000          18,000
        Other expenses                                   274,000         181,000
                                                      ----------      ----------
                                                       1,192,000         741,000
                                                      ----------      ----------
Income before income taxes                               529,000         211,000
                                                      ----------      ----------
Provision for income taxes                               178,000          67,000
                                                      ----------      ----------
Net income                                            $  351,000      $  144,000
                                                      ==========      ==========
Net income per share                                  $     0.28      $     0.09
                                                      ==========      ==========
Average common shares outstanding                      1,245,626       1,604,412
                                                      ==========      ==========
See notes to consolidated financial statements

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,

                                                         1996          1995
                                                     ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                $  1,877,000  $    284,000
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Provision for possible loan losses                  25,000        80,000
       Depreciation and amortization                      123,000        91,000
       (Increase) decrease in accrued income
         and other assets                                (846,000)     (468,000)
       Increase (decrease) in accrued expenses
         and other liabilities                             77,000       504,000
                                                     ------------  ------------
    Net cash provided by operating activities           1,256,000       491,000
                                                     ------------  ------------
Cash flows from investing activities:
   Purchase of securities:
      Investment securities                                     0             0
      Available for sale                                        0             0
      Held to maturity                                (17,900,000)   (7,118,000)
   Proceeds from sales and maturities of securities     7,975,000             0
   Principal receipts on securities                     2,213,000        75,000
   Net (increase) decrease in loans                      (713,000)   (6,438,000)
   Cash Proceeds from acquisitions                     12,155,000             0
   Proceeds from the sale of other
      real estate owned                                         0             0
   Premises and equipment expenditures                   (114,000)      (22,000)
                                                     ------------  ------------
   Net cash used in investing activities                3,616,000   (13,503,000)
                                                     ------------  ------------
Cash flows from financing activities:
   Net increase (decrease) in demand, money
      market, and savings deposits                      6,215,000    (1,713,000)
   Net (decrease) in borrowed funds                             0    (5,583,000)
   Net increase (decrease) in time deposits                94,000    22,029,000
                                                     ------------  ------------
   Net cash provided (used in) financing activities     6,309,000    14,733,000
                                                     ============  ============
Increase (decrease) in cash and cash equivalents     $ 11,181,000  $  1,721,000
Cash and cash equivalents, beginning of period          3,856,000     3,968,000
                                                     ------------  ------------
Cash and cash equivalents, end of period             $ 15,037,000  $  5,689,000
                                                     ============  ============
Supplemental disclosure:
   Interest paid                                     $  4,266,000  $  2,191,000
                                                     ============  ============
Non-cash transactions:
   Net transfers to real estate owned from loans     $    295,000  $          0
                                                     ============  ============
Changes in unrealized gain (loss) on securities
   available for sale                                $    (18,000) $          0
                                                     ============  ============

See notes to consolidated financial statements

                          FIRST REPUBLIC BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of First Republic Bancorp, Inc., the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three (3) and six (6) months then ended, June 30, 1996 and 1995. Certain amounts in the Consolidated Financial Statements have been reclassified for comparative purposes.

     On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. ("the Company"). As a result of Republic's shareholders owning a majority of the outstanding shares of the combined company's stock after the merger, the merger transaction was accounted for as a reverse acquisition of ExecuFirst by Republic. Therefore, the Consolidated Statement of Operations and Consolidated Balance Sheet for the prior year periods are those of Republic Bancorporation Inc. only, and may not be comparable to the current year Consolidated Statement of operation or Consolidated Balance Sheet of Condition. The Operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity of Republic Bancorporation prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock.

     A. The June 30, 1996 Consolidated Balance Sheet gives the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The merger was accounted for as a reverse acquisition of ExecuFirst by Republic. Solely for accounting and financial reporting purposes, Republic is considered the acquiring entity even though, the Holding Company (as ExecuFirst is referred to with respect to post-merger actions) is the surviving entity and the entity issuing common stock because Republic shareholders will acquire the majority of Holding Company Common Stock as a result of the merger. The purchase price calculated for accounting purposes amounted to $7,050,000, which is the result of multiplying the $5.75 per share market value as determined above, by the outstanding shares of ExecuFirst of 1,226,057 at that date plus acquisition expenses incurred by Republic in the amount of $933,000. The purchase price has as follows:

          Purchase Price............................................$7,983,000
          Allocation to Historical Assets of ExecuFirst.............$7,704,000
          Adjustments:
          Premium on Loans..........................................$  250,000
          Premium on Deposits.......................................$ (228,000)
          Deferred Tax Adjustment...................................$1,302,000
          Adjusted Net Assets of ExecuFirst.........................$9,028,000
          Negative Good Will........................................$1,045,000

     B. Reflects the reduction of the valuation allowance on gross deferred tax asset in the amount of $1,060,000 at the date of acquisition and the deferred tax effect of the purchase accounting adjustments of $242,000.

     C. Negative Good Will in the amount of $1,045,000 was generated for purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned, in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative good will remains after application to these non-current assets.

     D. Loans and deposits have been increased by $250,000 and $228,000 as of the date of acquisition, respectively, to reflect the premium associated with the fair market value of the underlying asset and liability. The purchase accounting adjustments will be Amoritized over 5 years and 1 year respectively, the average life of the underlying assets and liabilities.

2.   Pennsylvania Shares Tax:

     Effective July 1, 1989, Pennsylvania enacted legislation creating the bank shares tax and a new bank tax credit allowing a one-time tax credit for banks chartered after January 1, 1979. The maximum amount of the credit that can be used in any year is limited to 80% of the tax liability. The tax liability was reduced by aggregate credit of approximately $605,000 for the years 1989 through 1991.

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

     However, the Pennsylvania Department of Revenue indicated that the Bank's liability, after the credits (primarily for 1989), is approximately $114,000 representing a difference in treatment for certain aspects of capital calculations. The Bank disputes the amount and is currently appealing to the Board of Finance and Revenue. In the opinion of the Bank's management, the outcome of this litigation will not have a material adverse effect on the Company's financial position; however, it could have a material impact on the results of operations of a subsequent quarter or year.

3.   Investment Securities

     Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held-to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities. As allowable under SFAS No. 115 Business Combination Provisions, concurrent with the merger with ExecuFirst, the Company reclassified part of ExecuFirst's investment portfolio to Held to Maturity. This reclassification was done to reposition the investment security portfolio to be consistent with the Company's Asset/Liability Management policy and the anticipated future liquidity requirements of the Company

          At June 30, 1996, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale". In order to increase the flexibility of asset/liability management, the Bank classified certain investment securities as "available-for-sale" with a book and market values of approximately $9.1 million . Available-for-sale securities consist of US Government Treasury and US Government Agency Securities. Accordingly, the net unrealized gain on securities available-for-sale, as of this date, was $1,000.

     The following table represents the carrying and estimated fair values of Investment Securities at June 30, 1996.

- --------------------------------------------------------------------------------
                                              Gross         Gross
                            Amortized    Unrealized    Unrealized
Available-for-Sale ($000)        Cost          Gain          Loss    Fair Value
- --------------------------------------------------------------------------------
US Treasury                     2,498             5            (2)        2,501
US Government Agencies          6,621            22           (24)        6,619
- --------------------------------------------------------------------------------
Total Available-for-Sale        9,119            27           (26)        9,120
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                              Gross         Gross
                            Amortized    Unrealized    Unrealized
Held to Maturity ($000)          Cost          Gain          Loss    Fair Value
- --------------------------------------------------------------------------------
US Treasury                     2,002             2             0         2,004
US Government Agencies         64,168             0          (633)       62,774
Other                           2,039             0             0         2,039
- --------------------------------------------------------------------------------
Total Held to Maturity         68,209             2          (633)       66,817
- --------------------------------------------------------------------------------