Form 10QSB/A
period 1996-06-30
FIRST REPUBLIC BANCORP INC /DE/
filed 1996-10-04
CIK 834285

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

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                                  Amended 10QSB

Background

On June 7, 1996 Republic Bancorporation, Inc. ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc.("the Company"). Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the combined company's stock. As a result, the merger transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes.

Amendment to Footnote 1 of Financial Statements

The purchase price calculated for accounting purposes amounted to $7,050,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding shares of ExecuFirst of 1,226,057 at the announcement date of the merger plus acquisition expenses incurred by Republic as a result of the merger in the amount of $1,193,000, an increase of $260,000 from the estimate of $933,000 reported in footnote 1 of the June 30, 1996 Form 10-QSB. As set forth below, footnote 1 to the financial statements of the June 30, 1996 Form 10-QSB is amended to reflect this increase as follows:

                                                 As Reported       As Amended
                                                 -----------        ---------
Purchase Price                                   $ 7,983,000      $ 8,243,000 *
Allocation to Historical Assets of ExecuFirst      7,704,000        7,704,000

Adjustments:
Premium on Loans                                     250,000          250,000
Premium on Deposits                                 (228,000)        (228,000)
Other adjustments                                          0          260,000 *
Deferred Tax Adjustments                           1,302,000        1,302,000
Adjusted Net Assets of ExecuFirst                  9,028,000        9,288,000 *
Negative Goodwill                                  1,045,000        1,045,000 **


*This $260,000 difference which resulted from other adjustments and increased the $933,000 in acquisition expenses to $1,193,000, had the impact of Increasing the Purchase Price and Adjusted Net Assets of ExecuFirst.

**The negative goodwill has been applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative goodwill remains after the application to these noncurrent assets.

Amendment to Balance Sheet

Total Shareholders' Equity, as reported in the June 30, 1996 Form 10-QSB, was overstated by the $1,193,000, as a result of an error in the application of certain reverse purchase merger accounting entries (herein "the purchase accounting error"). This purchase accounting error was made in the following financial statements: the June 30, 1996 Consolidated Balance Sheet in the Form 10-QSB dated August 14, 1996, the Second Quarter Report to shareholders for June 30, 1996 and to a lesser extent ($500,000) in the pro-forma combined balance sheet within the S-4 merger/proxy disclosure statement dated February 2, 1996, as amended. The purchase accounting error does not affect net income, net income per share, and income or expense item, or cash flow as reported in any of the financial statements described above. In addition, the purchase accounting error has no effect on historically reported financial information of either ExecuFirst or Republic or the merger exchange ratio.

The purchase accounting error did not impact negative goodwill, as reported in Form 10-QSB, or the application of negative goodwill to noncurrent assets. The $1,045,000 of negative goodwill adjustments will continue to increase shareholders equity in future reporting periods. The amortization of these adjustments will occur as follows and result, over the amortization period, in an increase in Shareholders' Equity net of income taxes, if applicable:(i) First Republic will not record depreciation expense over the remaining lives of the property and equipment, (ii) upon sale of the other real estate owned, First Republic will record a gain on the sale of other real estate owned in the amount of net proceeds, and (iii) First Republic will recognize the adjustment to the net deferred tax asset as a reduction to the provision for income taxes proportionally over the reversal period of underlying components of the net deferred tax asset which is expected to occur over 5 years.

To correct the purchase accounting error, the balance sheet dated June 30, 1996 in Form 10-QSB, (which also appears in the balance sheet in the Second Quarter Report to shareholders for June 30, 1996) is amended as follows:

                                                 As Reported      As Amended
                                                 -----------     -----------
Accrued income and other assets                   $7,787,000      $6,839,000

Total assets                                     260,710,000     259,762,000

Accrued expenses and other liabilities             4,592,000       4,837,000

Total liabilities                                241,983,000     242,228,000

Capital in excess of par                          14,180,000      13,687,000(A)

Retained earnings                                  4,518,000       3,818,000(A)

Total shareholders' equity                        18,727,000      17,534,000

Total liabilities and shareholders' equity       260,710,000     259,762,000

(A) A reclassification entry in the amount of $700,000 has been made to correctly state retained earnings and Capital in excess of par.

Amendment to Tier II Capital

Tier II capital in the amount of $2,140,000 as reported in the June 30, 1996 Form 10-QSB has been revised to include applicable subordinated debt in the amount of $2,720,000, thereby increasing Tier II capital to $4,860,000.

Regulatory Capital Requirements:
-------------------------------
The following table presents the Bank's capital ratios at June 30, 1996:


                                                  As Reported       As Amended
                                                  -----------       ----------
Tier I Capital                                    $17,842,000      $16,649,000
Tier II Capital                                     2,140,000        4,860,000
                                                  -----------      -----------
Total Capital                                      19,982,000       21,509,000
Total Average Quarterly Assets                    288,949,000      288,949,000
Total Risk-Weighted Assets (1)                    171,542,000      170,594,000
Tier I Risk-Based Capital Ratio (2)                     10.40%            9.76%
Required Tier I Risk-Based Capital Ratio                 4.00%            4.00%
                                                         ----             ----
Excess Tier I Risk-Based Capital Ratio                   6.40%            5.76%
Total Risk-Based Capital Ratio (3)                      11.65%           12.61%
Required Total Risk-Based Capital Ratio                  8.00%            8.00%
                                                         ----             ----
Excess Total Risk-Based Capital Ratio                    3.65%            4.61%
Tier I Leverage Ratio                                    6.17%            5.76%
Required Tier I Leverage Ratio (4)                       4.00%            4.00%
                                                         ----             ----
Excess Tier I Leverage Ratio                             2.17%            1.76%

(1) Includes off-balance sheet items as cash-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

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


Dated October 4, 1996