Form 10QSB
period 1996-09-30
FIRST REPUBLIC BANCORP INC /DE/
filed 1996-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1996

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

              1608 Walnut Street, Philadelphia, Pennsylvania 19103
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  215-735-4422
                                  ------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

              2,847,969 shares of Issuer's Common Stock, par value
          $.01 per share, issued and outstanding as of November 1, 1996

                                  Page 1 of 21

                        Exhibit index appears on page 13



                         PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements


                  See Annex "A"






























Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
       ------------------------------------------------------------------

On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc. ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. The merger was accounted for as a "reverse acquisition" whereby Republic is deemed to have acquired ExecuFirst for financial reporting purposes. Therefore, the Consolidated Statement of Operations and Consolidated Balance Sheet for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statement of Operations or Consolidated Balance Sheet. The operations of ExecuFirst have been included in the Company's consolidated financial statements since the date of acquisition. Historical shareholders' equity of Republic prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock.

ExecuFirst, renamed First Republic Bancorp, Inc., ("the Company") remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. The Company is the parent of First Republic Bank, ("the Bank"), its sole subsidiary, which is a State chartered commercial bank with four branches serving Philadelphia and Delaware Counties.

Financial Condition:

         As of September 30, 1996, the Bank's total assets increased 97% or $127.1 million to approximately $258.2 million from $131.1 million at December 31, 1995. This increase was primarily due to the merger with ExecuFirst which was effective June 7, 1996. ExecuFirst had total assets of $120.9 million immediately prior to the merger.

         As of September 30, 1996, net loans totaled $158.8 million representing an increase of $73.6 million compared to $85.2 million at December 31, 1995. The increase was again mainly attributable to the merger with ExecuFirst whose loan portfolio totaled $73.1 million immediately prior to the merger.

         Total deposits increased to $231.9 million at September 30, 1996 from $116.4 million at December 31, 1995. Immediately preceding the merger, ExecuFirst had $111.3 million in deposits. There have been changes in the deposit mix from December 31, 1995 to September 30, 1996, as the result of the merger. Higher costing time deposits representing 78.0% of the total deposits at December 31, 1995 have shifted into other lower costing deposit products, such as non-interest bearing demand, interest bearing demand, money markets and savings accounts. Total time deposits represented 75.1% of total deposits at September 30, 1996.

                             Deposit Breakdown Table
                                     ($000)

                                      September 30,          December 31,
                                          1996                   1995
                                                 % of                   % of
    Type of Account                 Balance      Total   Balance        Total
-------------------------------------------------------------------------------
Demand: non-interest bearing       $ 20,070        8.7%  $ 12,570       10.8%
Demand: interest bearing             10,088        4.3%     1,429        1.2%
Money Market and Savings             27,657       11.9%    11,598       10.0%
Time deposits under $100,000        140,874       60.8%    82,757       71.1%
Time deposits over $100,000          33,227       14.3%     8,070        6.9%
                                   --------------------  --------------------

Total deposits                     $231,916        100%  $116,424        100%


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

         The Bank recorded a provision for loan loss of $30,000 during the quarter ended September 30, 1996 compared to a charge of $92,000 in the quarter ended September 30, 1995, as loan growth was higher during the third quarter of 1995 compared to the third quarter of 1996. As a result of this provision for potential loan losses, the merger with ExecuFirst and following certain recoveries net of charge-offs credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $2,025,000 from $680,000 at December 31, 1995. Listed below is an analysis of the loan loss reserve account:

                            Allowance for Loan Losses
                                   Rollforward
                               September 30, 1996

Balance at December 31, 1995                                      $680,000

Charge-offs (during the nine-month period ended 9/30/96):

     Commercial loans                                              238,000
     Installment                                                    33,000
                                                                  --------

Total charge-offs (during the nine-month period ended 9/30/96):    271,000
                                                                  --------
Recoveries (during the nine-month period ended 9/30/96):

     Installment                                                    14,000
     Commercial                                                     20,000
                                                                    ------
Total recoveries                                                    34,000
                                                                    ------

     Addition of First Executive's ALL                           1,527,000
                                                                 ---------

     Additions charged to operations                                55,000
                                                                    ------

Balance at September 30, 1996                                   $2,025,000
                                                                ==========

         As of September 30, 1996, the Bank had loans outstanding placed in a non-accrual status totaling approximately $1,971,000 compared to $832,000 at December 31, 1995. This was mainly due to the addition of a large loan during the third quarter and the addition of ExecuFirst's loan portfolio to the Bank's as a result of the merger. There was no interest income recorded on non-accrual loans for the nine months ended September 30, 1996. Management is actively pursuing the collection of all troubled loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the non-accruing loans. The Company has a policy of placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful. At September 30, 1996, the Bank held three foreclosed properties with a combined book value of $364,000. Management is actively pursuing the liquidation of this collateral.

         Listed below is a schedule of gross loans receivable at September 30, 1996. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

         The majority of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Other loans receivable earn interest at rates that are fixed at a specific spread over the rate being paid on certificates of deposit either pledged as collateral on the loans or placed in the Bank for funding purposes. Approximately $63.9 million in loans receivable are comprised of fixed rate loans that will mature in the next five years.


                              Loan Breakdown Table
                                     ($000)

                                      September 30,          December 31,
                                           1996                  1995
                                                 % of                   % of
   Loan Type                        Balance      Total   Balance        Total
-------------------------------------------------------------------------------

Loans collateralized by
Real Estate:
One-to-four family residential     $ 52,278      32.5%   $ 26,641       31.0%
Multi-family residential              2,326       1.4%        140        0.2%
Commercial and other                 59,169      36.8%     34,353       40.0%
                                   --------      -----   --------       -----
Total loans collateralized by
Real Estate                        $113,773      70.7%   $ 61,134       71.2%
                                  -------------------------------------------

Commercial business loans          $ 42,458      26.4%   $ 15,183       17.7%

Other loans                           4,569       2.9%      9,546       11.1%
                                   --------     -----    --------      -----
Total loans                        $160,800     100.0%   $ 85,863      100.0%

                                  -------------------------------------------

         Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of professionals, primarily in the medical and legal fields, with a focus on small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been collateralized by real estate, as set forth on the above chart.

         Of the approximately $52.3 million at September 30, 1996, in loans collateralized by "one-to-four residential" properties only $4.5 million represents traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens -- often junior liens -- on the residences of the principals. The risk in business loans collateralized by liens on residential properties lies more in the success or failure of the borrower's businesses than the real estate market, although the value of the collateral is affected by variations in the real estate market. Generally, housing prices in the Bank's market area fell during the late 1980's and early 1990's, but more recently have been relatively stable.

         "Multi-family residential, Commercial and other" loans primarily represent loans made to real estate investors and/or developers. This market suffered dramatic declines in value during the late 1980's and early 1990's, but has shown signs of stability in recent years. The degree of recovery, however, is dependent on the type of property and its location. The Bank has strengthened its ability to analyze and service such loans, and intends to continue its penetration of this market, which it believes to be under-served, with a resultant expectation of satisfactory interest rates, fees, and deposits. Underwriting of all loans will continue to be performed in a conservative manner.

         "Commercial business loans" include loans to professionals and other businesses not collateralized by real estate. $12.3 million of such loans were collateralized by liquid collateral as of September 30, 1996. Another $8.2 million were unsecured, made to borrowers considered to be of sufficient strength to merit unsecured financing. The remaining amount primarily includes loans collateralized by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is generally a function of local market and industry conditions, with any collateral serving as the source of repayment.

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

Capital Resources:

         During the nine months ended September 30, 1996, the Company reported net income of $2,377,000. After reflecting unrealized losses on securities "available for sale," in accordance with Financial Accounting Standards Board Statement 115 in the amount of $7,000, purchase accounting adjustments of $6,968,000 resulting from the merger and the exercise of certain stock options, total Shareholders' Equity increased to $18,025,000 from $8,622,000 at year-end 1995. Total Shareholders' Equity was $8,284,000 at September 30, 1995.

         The Bank's ratio of Tier I Capital to total Risk-Weighted Assets decreased to 10.15% as of September 30, 1996 from 12.38% as of December 31, 1995. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 6.68% compared to 6.58% as of December 31, 1995.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at September 30, 1996:

Tier I Capital                                                     $17,149,000
Tier II Capital                                                      4,745,000
                                                                     ---------
Total Capital                                                       21,894,000
Total Average Quarterly Assets                                     256,823,000
Total Risk-Weighted Assets (1)                                     168,909,000
Tier I Risk-Based Capital Ratio (2)                                     10.15%
Required Tier I Risk-Based Capital Ratio                                 4.00%
                                                                         -----
Excess Tier I Risk-Based Capital Ratio                                   6.15%

Total Risk-Based Capital Ratio (3)                                      12.96%
Required Total Risk-Based Capital Ratio                                  8.00%
                                                                         -----
Excess Total Risk-Based Capital Ratio                                    4.96%

Tier I Leverage Ratio (4)                                                6.68%
Required Tier I Leverage Ratio                                           4.00%
                                                                         -----
Excess Tier I Leverage Ratio                                             2.68%

----------------------------------------------------------------
(1)      Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.


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

Liquidity:

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of September 30, 1996, the Bank maintained $9.6 million in cash, cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 3.7% of the total assets at September 30, 1996 as compared to 1.5% at December 31, 1995. Of the Bank's investment securities, approximately $6.3 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

         Additionally, the Bank has established two collateralized lines of credit totaling $15.5 million, and three unsecured lines totaling $17.0 million to assist in managing the Bank's liquidity position. No amounts were outstanding on any of these facilities as of September 30, 1996.

         Both liquidity and interest sensitivity are managed by the Finance Committee of the Bank's Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.

         Investment Securities

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held-to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities. As permitted under SFAS No. 115, concurrent with the merger with ExecuFirst, the Company reclassified part of ExecuFirst's investment portfolio to "Held to Maturity." This reclassification was done to reposition the investment security portfolio to be consistent with the Company's Asset/Liability Management policy and the anticipated future liquidity requirements of the Bank.

         At September 30, 1996, the Bank has also identified certain investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and have a book and market value of $7,634,000 and $7,627,000 respectively, as of September 30, 1996. The net unrealized loss on securities available-for-sale, as of this date, was $7,000, and is included in Shareholders' Equity.

The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1996.

--------------------------------------------------------------------------------
                                             Gross        Gross
                            Amortized   Unrealized   Unrealized
Available-for-Sale ($000)        Cost         Gain         Loss   Fair Value
--------------------------------------------------------------------------------

US Treasury                     1,499            1            0        1,500
US Government Agencies          6,135           10          (18)       6,127

--------------------------------------------------------------------------------
Total Available-for-Sale        7,634           11          (18)       7,627
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                             Gross        Gross
                            Amortized   Unrealized   Unrealized
Held to Maturity ($000)          Cost         Gain         Loss   Fair Value
--------------------------------------------------------------------------------

US Government Agencies         68,401           96         (325)      68,172
Other                           2,034            0            0        2,034
--------------------------------------------------------------------------------
Total Held to Maturity         70,435           96        (325)       70,206
--------------------------------------------------------------------------------


Interest Rate Sensitivity:

         The possible effect upon the Company and the Bank of any future rise in interest rates is believed by Management to have a negative effect on net interest income, since the Bank does not have the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of federal funds sold and prime-rate based commercial loans. However, a decrease in interest rates generally could have an positive effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. As of September 30, 1996, 22% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 25%, up from 11% from June 30, 1996, were to be repriceable within three to six months.

         The Bank has the ability to reprice 16.2% of its total deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. Accordingly, since a significant amount of the Bank's present liabilities can be repriced in the relative short-term, Management believes that the effect resulting from a decrease in interest rates would be minimal. As of September 30, 1996 and December 31, 1995, 27% and 24% of the Bank's interest-bearing deposits, respectively, were repriceable within three months. The cumulative 12-month Interest Rate Sensitivity Gap at September 30, 1996 was a negative 8.6% compared to a negative 15.2% at December 31, 1995, both of which are within management's guidelines of +/- 20%.



Interest Rate Sensitivity Report at September 30, 1996 ($000)

                                                                      Rate Maturity Period
                                         -----------------------------------------------------------------
                                            1-90      91-180    181-365      1-5      5 yrs.&
                                            days       days       days      years       over      Total
                                         -----------------------------------------------------------------
Interest Sensitive Assets:
Interest Bearing Balances Due
   from Banks                                   164        495          0          0          0       659
Federal Funds Sold                            6,384        ---        ---        ---        ---     6,384
Investment Securities                         4,358     15,961      7,200     18,791     31,752    78,062
Loans                                        92,066      5,573     12,547     35,760     14,854   160,800
                                             ------      -----     ------     ------     ------   -------
Totals                                      102,972     22,029     19,747     54,551     46,606   245,905
Cumulative Totals                           102,972    125,001    144,748    199,299    245,905

Interest Sensitive Liabilities:
Demand Interest Bearing                       5,044        ---        ---      2,522      2,522    10,088
Savings                                       1,319        ---        ---        ---      1,319     2,638
Money Market Accounts                        12,509        ---        ---      6,255      6,255    25,019
Time deposits                                37,945     43,805     65,377     26,975        ---   174,102
                                             ------     ------     ------     ------     ------   -------
Totals                                       56,816     43,805     65,377     35,752     10,096   211,846

Cumulative Totals                            56,816    100,621    165,998    201,750    211,847
GAP                                          46,156    (21,776)   (45,630)    18,800     36,509    34,059
Cumulative GAP                               46,156     24,380    (21,250)    (2,451)    34,059       ---
Interest Sensitive Assets/Interest
Sensitive Liabilities                           1.8        1.2        0.9        1.0        1.2
Cumulative GAP/Total Earning Assets
                                              18.8%       9.9%     (8.6%)     (1.0%)      13.9%
                                         -----------------------------------------------------------------
Total Earning Assets                        245,905
                                         -----------------------------------------------------------------

Notes to interest sensitivity analysis:
(a) Callable securities are reported at their contractual maturity dates.
(b) Reflects managerial assumptions regarding expected repricing or maturity behavior of various products.






Results of Operations for the Three Months Ended September 30, 1996 vs 1995:


         The Company's net income for the quarter ended September 30, 1996, was $500,000, or approximately $0.17 per share of common stock, compared to a net income of $163,000 or approximately $0.10 per share of common stock, during the comparable quarter of 1995.

Net Interest Income

          Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $2.3 million during the quarter ended September 30, 1996, from $986,000 in the quarter ended September 30, 1995. The increase was mainly due to the merger with ExecuFirst, as well as growth in interest earning assets in the third quarter.

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

         External factors, over which the Company has little or no control, include the interest rate environment and the strength or weakness of the local economy. Management believes that the general economy in its market area will not experience a decline to any material extent in the near term. Interest rate changes are caused, in part, by the actions of the Federal Reserve Bank and cannot be predicted in advance with any certainty.

         Interest and fees on loans was $3.7 million, or 74% of total interest income, for the quarter ended September 30, 1996 compared with $2.0 million, or 77% of total interest income reported during the comparable quarter of 1995. This increase, on an absolute dollar basis, was again due to the merger with ExecuFirst, effective June 7, 1996. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

         Interest on federal funds sold was $66,000, or 1.3% of total interest income during the quarter ended September 30, 1996, compared to $51,000 or 2.6% of total interest income reported in the comparable quarter of 1995. This increase was due to higher average balances of federal funds outstanding during the period. Interest on investments was $1,213,000 or 24.4% of total interest income in the quarter ended September 30, 1996, compared to $525,000, or 20.6% of total interest income reported during the comparable quarter of 1995. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

         Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities. Total non-interest income increased to $166,000 for the quarter ended September 30, 1996 compared to $40,000 for the quarter ended September 30, 1995. The increase is primarily due to increased service charges as a result of combining ExecuFirst's deposit base effective June 7, 1996.

         Interest expense for the quarter ended September 30, 1996 was $2.7 million compared to $1.6 million for the quarter ended September 30, 1995. Such increase is attributable to the increase in prevailing interest rate levels in 1996 compared to 1995, in addition to increased deposits as a result of the merger with ExecuFirst.

         The Company's largest non-interest expense, is salaries and employee benefits, which totaled $845,000, or approximately 50% of total non-interest expenses, for the quarter ended September 30, 1996, compared to $392,000, or approximately 57% of total expenses, in the quarter ended September 30, 1995. The year-to-year increase is due primarily to increases in staff as a result of the merger with ExecuFirst.

         Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices and branch facilities. Occupancy expenses were $281,000 for the quarter ended September 30, 1996, or 17% of total expenses, compared to $139,000, or 20% of total expenses, for the comparable quarter of 1995. This increase was again attributable to costs associated with the addition of ExecuFirst's two-branch system, as a result of the merger.

         Other operating expenses during the quarter ended September 30, 1996 were $571,000 or 34% of total expenses, compared to $159,000 or 23% of total expenses, for the quarter ended September 30, 1995. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, and fidelity insurance premiums.

Results of Operations for the nine months ended September 30, 1996 vs 1995:

         The Company's net income for the nine months ended September 30, 1996, was $2,377,000, or approximately $1.05 per share of common stock, compared to a net income of $447,000 or approximately $0.28 per share of common stock, during the comparable period of 1995.

Net Interest Income

          Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $5.0 million for the nine months ended September 30, 1996, from $2.9 million for the same period in 1995. The increase was mainly due to higher levels of interest earning assets, in part due to the recent merger with ExecuFirst.

         Interest and fees on loans was $8.2 million, or 69% of total interest income, for the nine months ended September 30, 1996 compared with $5.6 million, or 78% of total interest income reported during the comparable period of 1995. This increase, on an absolute dollar basis, was due to an increase in average loans outstanding of $81.4 million, due in part to the merger with ExecuFirst. On a percentage basis, this decline is attributable to the decline in total loans as a percentage of total earning assets during the period.

         Interest on federal funds sold was $1,195,000 or 10% of total interest income, during the nine months ended September 30, 1996 compared to $152,000 or 2% of total interest income reported in the comparable period of 1995. This increase was due to higher average balances of federal funds outstanding during the period. Interest on investments was $2,462,000 or 21% of total interest income for the nine months ended September 30, 1996, compared to $1,458,000 or 20% of total interest income reported during the comparable quarter of 1995. This was due to lower than expected loan demand which resulted in a shift of excess liquidity into investment securities.

         Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities and the participation of the Company's subsidiary, First Republic Bank, in a tax refund program with a national tax preparation service company. The Bank recognizes a fee per refund, which is paid by the borrower/taxpayer. Fees recognized on this program were approximately $2.1 million for the nine months ended September 30, 1996. Total non-interest income increased to $2.3 million for the nine months ended September 30, 1996, compared to $117,000 for the same period in 1995. The increase is primarily due to the non-interest income derived from the tax refund program, which was not in effect during 1995. Additionally, this increase was also due to a higher level of deposit service fees.

         Interest expense for the nine months ended September 30, 1996 was $6.9 million compared to $4.3 million for the same period in 1995. Such increase is attributable to the increase in prevailing interest rate levels in 1996 compared to 1995. In addition, average interest bearing deposits increased $90.5 million, as a result of the merger with ExecuFirst.

         Salaries and employee benefits totaled $1,958,000 or approximately 52% of total non-interest expenses, in the nine months ended September 30, 1996, compared to $1,165,000 or approximately 53% of total expenses, for the nine months ended September 30, 1995. The year-to-year increase is due primarily to new staff as a result of the merger with ExecuFirst.

         Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices and the Bank's branch offices. Occupancy expenses were $639,000 for the nine months ended September 30, 1996 or 17% of total expenses, compared to $415,000 or 19% of total expenses for the comparable period of 1995. The year-to-year increase is due primarily to the addition of two branches as a result of the merger with ExecuFirst.


         Other operating expenses during the nine months ended September 30, 1996 were $1,138,000 or 30% of total expenses, compared to $628,000 or 28% of total expenses for the same period in 1995. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance Corporation premiums.


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

                  The annual meeting of shareholders of ExecuFirst Bancorp, Inc., parent and sole shareholder of First Executive Bank, was held on the 29th day of May, 1996 at 3:00 p.m., at the Union League, 120 South Broad Street, Philadelphia, Pennsylvania at which meeting the shareholders considered the Proposed Merger. Written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 26 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 1,243,557 shares of common stock, of which 1,243,557 shares were entitled to vote on the proposed merger. A total of 810,845 shares voted in favor of the proposed merger, 1,600 shares voted against the proposed merger and 3,000 shares abstained. Pursuant to such approval, ExecuFirst Bancorp, Inc. as sole shareholder of First Executive Bank approved the proposed merger in writing on May 29, 1996.

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
         333-673).                                                    --

         2.3 - Amended 10QSB/A for the period ended
         June 30, 1996 filed 10/4/96                                  --

         2.4 - Registrants Quarterly Report on Form 10-QSB
         filed August 14, 1996                                        --

         3.1 - Amended and Restated Articles and
         Amended and Restated Bylaws (incorporated
         by reference to Exhibit 3 of the Registrant's
         Registration Statement on Form S-1).                         --

         27 - Financial Data Schedule.                                21

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





                                        First Republic Bancorp, Inc.



                                        /s/ Rolf Stensrud
                                        ---------------
                                        Rolf Stensrud
                                        Chief Operating Officer




                                        /s/ George S. Rapp
                                        ----------------
                                        George S. Rapp
                                        Chief Financial Officer


Dated November 11, 1996



                                    ANNEX "A"


                   First Republic Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995

                                                            1996            1995
                                                            ----            ----
           ASSETS                                        (unaudited)      (audited)

Cash and due from banks                                 $  6,601,000    $  2,923,000
Interest-bearing deposits with banks                       1,154,000               0

Federal funds sold                                         6,384,000         933,000
Securities available for sale, at fair
  value (amortized cost of $7,634,000 and
  $4,320,000 respectively)                                 7,627,000       4,348,000
Securities held to maturity, at amortized
  cost (fair value of $ 70,206,000 and
  $33,846,000 respectively)                               70,435,000      34,004,000


Loans, net                                               158,775,000      85,183,000
Premises and equipment, net                                  545,000         321,000
Real estate owned
                                                             364,000         295,000
Accrued income and other assets                            6,278,000       3,056,000
                                                        ------------    ------------
           Total assets                                 $258,163,000    $131,063,000
                                                        ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Deposits:
           Demand - non-interest bearing                $ 20,070,000    $ 12,570,000

           Demand - interest-bearing                      10,088,000       1,429,000
           Money market and savings                       27,657,000      11,598,000
           Time deposits                                 140,874,000      82,757,000
           Time deposits over $100,000                    33,227,000       8,070,000
                                                        ------------    ------------
           Total deposits                                231,916,000     116,424,000
      Subordinated Debt                                    3,400,000       3,400,000
      Accrued expenses and other liabilities               4,822,000       2,617,000
                                                        ------------    ------------
           Total liabilities                             240,138,000     122,441,000
                                                        ============    ============

Shareholders' equity:
      Preferred stock, par value $.01 per share, 10,000,000 shares authorized; none issued

      Common stock, par value $.01 per share;
         authorized 10,000,000 shares; issued
         and outstanding 2,847,969 and 1,604,412
         shares respectively                                  28,000          16,000
      Capital in excess of par                            13,687,000       6,647,000
      Retained earnings                                    4,317,000       1,940,000
      Unrealized gain/(loss) on securities
         available for sale, net of
         deferred tax                                         (7,000)         19,000
                                                        ------------    ------------
           Total shareholders' equity                     18,025,000       8,622,000
                                                        ------------    ------------
           Total liabilities and shareholders' equity   $258,163,000    $131,063,000
                                                        ============    ============

See notes to consolidated financial statements.



                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                         Nine Months Ended September 30
                                   (unaudited)
                                                           1996         1995
                                                       -----------   -----------
Interest Income:
       Interest and fees on loans                      $ 8,245,000   $ 5,595,000
       Interest on Federal Funds sold                    1,195,000       152,000
       Interest on investments                           2,462,000     1,458,000
                                                       -----------   -----------
                                                        11,902,000     7,205,000
                                                       -----------   -----------
Interest expense:
       Demand - interest-bearing                            82,000        25,000
       Money market and savings                            467,000       395,000
       Time                                              4,908,000     3,215,000
       Time over $100,000                                1,193,000       397,000
       Subordinated Debt                                   210,000       206,000
       Repurchase Agreements                                     0        38,000
                                                       -----------   -----------
                                                         6,860,000     4,276,000
                                                       -----------   -----------
Net interest income                                      5,042,000     2,929,000
Provision for possible loan losses                          55,000       172,000
                                                       -----------   -----------
Net interest income after provision for possible
       loan losses                                       4,987,000     2,757,000
Non-interest income:
       Service fees                                        174,000       117,000
       Other income                                      2,140,000             0
                                                       -----------   -----------
                                                         2,314,000       117,000

Non-interest expenses:
       Salaries and Benefits                             1,958,000     1,165,000
       Occupancy/Equipment                                 639,000       415,000
       Printing & Supplies                                 102,000        44,000
       Organization Costs                                   38,000             0
       Insurance                                            45,000        37,000
       Other expenses                                      953,000       547,000
                                                       -----------   -----------
                                                         3,735,000     2,208,000
                                                       -----------   -----------
Income before income taxes                               3,566,000       666,000
                                                       -----------   -----------
Provision for income taxes                               1,189,000       219,000
                                                       -----------   -----------
Net income                                             $ 2,377,000   $   447,000
Earnings per share:
           Primary                                     $      1.05   $      0.28
           Fully diluted                               $      1.02   $      0.28

Weighted Average Shares Outstanding:
            Primary                                      2,255,319     1,604,412
            Fully diluted                                2,330,752     1,604,412
                                                       ===========   ===========

See notes to consolidated financial statements.

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                        Three Months Ended Sepetmber 30,
                                   (unaudited)
                                                          1996           1995
                                                        ----------    ----------
Interest Income:
        Interest and fees on loans                      $3,693,000    $1,970,000
        Interest on Federal Funds sold                      66,000        51,000
        Interest on investments                          1,213,000       525,000
                                                        ----------    ----------
                                                         4,972,000     2,546,000
                                                        ----------    ----------
Interest expense:
        Demand - interest-bearing                           50,000         8,000
        Money market and savings                           209,000       119,000
        Time                                             1,960,000     1,232,000
        Time over $100,000                                 398,000       132,000
        Subordinated Debt                                   70,000        69,000
                                                        ----------    ----------
                                                         2,687,000     1,560,000
                                                        ----------    ----------
Net interest income                                      2,285,000       986,000
Provision for possible loan losses                          30,000        92,000
                                                        ----------    ----------
Net interest income after provision for possible
        loan losses                                      2,255,000       894,000
Non-interest income:
        Service fees                                       115,000        40,000
        Other income                                        51,000          --
                                                        ----------    ----------
                                                           166,000        40,000
Non-interest expenses:
        Salaries and Benefits                              845,000       392,000
        Occupancy/Equipment                                281,000       139,000
        Printing & Supplies                                 64,000        20,000
        Insurance                                           15,000         9,000
        Other expenses                                     492,000       130,000
                                                        ----------    ----------
                                                         1,697,000       690,000
                                                        ----------    ----------
Income before income taxes                                 724,000       244,000
                                                        ----------    ----------
Provision for income taxes                                 224,000        81,000
                                                        ----------    ----------
Net income                                              $  500,000    $  163,000

Earnings per Share:
          Primary                                       $     0.17    $     0.10
          Fully diluted                                 $     0.16    $     0.10

Weighted Average Shares Outstanding:
          Primary                                        3,018,241     1,604,412
          Fully diluted                                  3,068,687     1,604,412
                                                        ==========    ==========

See notes to consolidated financial statements.

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,


                                                         1996           1995
                                                     ------------    ------------
Cash flows from operating activities:
     Net income (loss)                               $  2,377,000    $    447,000
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
        Provision for possible loan losses                 55,000         172,000
        Depreciation and amortization                     183,000         137,000
        (Increase) decrease in accrued income
          and other assets                                663,000        (458,000)
        Increase(decrease) in accrued expenses
          and other liabilities                          (153,000)        904,000

                                                     ------------    ------------
     Net cash provided by operating activities          3,125,000       1,202,000

                                                     ------------    ------------
Cash flows from investing activities:
     Purchase of securities:
        Investment securities                                   0               0
        Available for sale                                      0               0
        Held to maturity                              (26,901,000)     (8,748,000)
     Proceeds from sales and maturities of
       securities                                      10,975,000               0
     Principal receipts on securities                   6,709,000         139,000
     Net (increase) decrease in loans                    (372,000)    (10,098,000)

     Cash Proceeds from acquisitions                   12,155,000               0
     Proceeds from the sale of other real estate
       owned                                                    0               0
     Premises and equipment expenditures                 (137,000)        (35,000)
                                                     ------------    ------------
     Net cash used in investing activities              2,429,000     (18,742,000)
                                                     ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in demand, money
          market, and savings deposits                 (4,589,000)        767,000
     Net (decrease) in borrowed funds                           0      (5,583,000)
     Net increase (decrease) in time deposits           8,823,000      24,134,000
                                                     ============    ============
     Net cash provided (used in) financing
       activities                                       4,234,000      19,318,000
                                                     ============    ============
Increase (decrease) in cash and cash equivalents     $  9,788,000    $  1,778,000
Cash and cash equivalents, beginning of period       $  3,856,000    $  3,968,000
                                                     ============    ============
Cash and cash equivalents, end of period             $ 13,644,000    $  5,746,000
                                                     ============    ============
Supplemental disclosure:
     Interest paid                                   $  6,327,000    $  4,428,000
                                                     ============    ============
Non-cash transactions:
     Net transfers to real estate owned from loans   $          0    $          0
                                                     ============    ============
Changes in unrealized gain (loss) on securities
     available for sale                              $    (26,000)   $     19,000
                                                     ============    ============

See notes to consolidated financial statements.



                   FIRST REPUBLIC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of First Republic Bancorp, Inc., the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three (3) and nine
(9) months then ended, September 30, 1996 and 1995. Certain amounts in the Consolidated Financial Statements have been reclassified for comparative purposes.

On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. (the "Company"). Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated company's stock. As a result transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, the Consolidated Statement of Operations and Consolidated Balance Sheet for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statement of operation or Consolidated Balance Sheet of Condition. The Operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity of Republic prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock.

 A. The September 30, 1996 Consolidated Balance Sheet gives the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The merger was accounted for as a reverse acquisition of ExecuFirst by Republic. Solely for accounting and financial reporting purposes, Republic is considered the acquiring entity even though the Holding Company (as ExecuFirst is referred to with respect to post-merger actions) is the surviving entity and the entity issuing common stock because Republic shareholders will acquire the majority of Holding Company Common Stock as a result of the merger. The purchase price calculated for accounting purposes amounted to $7,050,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst, by the outstanding shares of ExecuFirst of 1,226,057 at the announcement date of the merger, plus acquisition expenses incurred by Republic as a result of the merger in the amount of $1,193,000. The purchase price has been allocated as follows:

           Purchase Price............................................$8,243,000
           Allocation to Historical Assets of ExecuFirst.............$7,704,000
           Adjustments:
           Premium on Loans..........................................$  250,000
           Premium on Deposits.......................................$ (228,000)
           Other Adjustments ........................................$  260,000
           Deferred Tax Adjustment...................................$1,302,000
           Adjusted Net Assets of ExecuFirst.........................$9,288,000
           Negative Good Will........................................$1,045,000

 B. Reflects the reduction of the valuation allowance on gross deferred tax asset in the amount of $1,060,000 at the date of acquisition and the deferred tax effect of the purchase accounting adjustments of $242,000.

 C. Negative Good Will in the amount of $1,045,000 was generated for purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative good will remains after application to these non-current assets.

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

3.  Investment Securities

Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards (SFAS) ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement requires certain investments to be classified under one of the following categories: "held- to-maturity" and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" and accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" and accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold trading securities. As permitted under SFAS No. 115 concurrent with the merger with ExecuFirst, the Company reclassified part of ExecuFirst's investment portfolio to Held to Maturity. This reclassification was done to reposition the investment security portfolio to be consistent with the Company's Asset/Liability Management policy and the anticipated future liquidity requirements of the Company.

     At September 30, 1996, the Bank has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as "available-for-sale" and have a book and market value of approximately $7.6 million. Available-for-sale securities consist of US Government Treasury and US Government Agency Securities. Accordingly, the net unrealized loss on securities available-for-sale, as of this date is $7,000.


The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1996.

---------------------------- ---------- ------------ ------------ ------------
                                              Gross        Gross
                             Amortized   Unrealized   Unrealized
Available-for-Sale ($000)         Cost         Gain         Loss   Fair Value
---------------------------- ---------- ------------ ------------ ------------

US Treasury                      1,499            1            0        1,500
US Government Agencies           6,135           10          (18)       6,127

---------------------------- ---------- ------------ ------------ ------------
Total Available-for-Sale         7,634           11          (18)       7,627
---------------------------- ---------- ------------ ------------ ------------
---------------------------- ---------- ------------ ------------ ------------



---------------------------- ---------- ------------ ------------ ------------
                                              Gross        Gross
                             Amortized   Unrealized   Unrealized
Held to Maturity ($000)           Cost         Gain         Loss   Fair Value
---------------------------- ---------- ------------ ------------ ------------

US Treasury                          0            0            0            0
US Government Agencies          68,401           96         (325)      68,172
Other                            2,034            0            0        2,034
---------------------------- ---------- ------------ ------------ ------------
Total Held to Maturity          70,435           96         (325)      70,206
---------------------------- ---------- ------------ ------------ ------------