Form 10KSB
period 1996-12-31
FIRST REPUBLIC BANCORP INC /DE/
filed 1997-03-27
CIK 834285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                        For the transition period from to

                         Commission file number: 0-17007

                          FIRST REPUBLIC BANCORP, INC.
                 (Name of Small Business Issuer In Its Charter)

Pennsylvania                                              23-2486815
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1608 Walnut Street, Suite 1000, Philadelphia, PA             19103
(Address of principal Executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (215)735-4422

Securities registered pursuant to Section 12(b) of the Act:  None.


Title of each class                 Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]     NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

     State the Issuer's revenues for its most recent fiscal year: $19,517,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $27,633,843 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on January 31, 1997.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 2,847,969 as of February 28, 1997.

                          FIRST REPUBLIC BANCORP, INC.

                                   Form l0-KSB


                                      INDEX

PART I                                                                      Page


Item 1   Description of Business............................................  3
Item 2   Description of Properties..........................................  5
Item 3   Legal Proceedings..................................................  6
Item 4   Submission of Matters to a Vote of Security Holders................  8

PART II


Item 5   Market for Common Equity and Related Stockholder Matters...........  9
Item 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 10
Item 7   Financial Statements............................................... 27
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure............................. 28

PART III


Item 9   Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act................................................ 28
Item 10  Executive Compensation............................................. 30
Item 11  Security Ownership of Certain Beneficial Owners and Management..... 32
Item 12  Certain Relationships and Related Transactions..................... 33
Item 13  Exhibits and Reports on Form 8-K................................... 33

PART I

Item 1:   Description of Business

First Republic Bancorp, Inc.

          First Republic Bancorp, Inc. (the "Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its office and branches in Philadelphia and Montgomery Counties.

          On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc. ("ExecuFirst"), parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, the Consolidated Balance Sheets, the Consolidated Statements of Income, and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity of Republic prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of each Company.

          The Company provides banking services through the Bank, and does not presently engage in any activities other than these banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

          The Company and the Bank have a total of 68 employees.

First Republic Bank

          First Republic Bank, the Company's sole subsidiary, commenced operations on November 3, 1988 as First Executive Bank. Concurrent with the merger on June 7, 1996, the name was changed to First Republic Bank. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured, up to applicable limits, by the Bank Insurance Fund. It presently conducts its principal banking activities through its three Philadelphia offices at 1601 Walnut Street, 1515 Market Street, and in the interior lobby of Graduate Hospital, 19th and Lombard Streets. Additionally, the Bank operates a branch at 233 East Lancaster Avenue in Ardmore, Montgomery County, Pennsylvania.

          As of December 31, 1996, the Bank had total assets of approximately $273,795,000, total shareholders equity of approximately $18,371,000, total deposits of approximately $250,059,000 and net loans receivable outstanding of approximately $170,002,000. The majority of such loans were made for commercial purposes.

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

          The Bank also maintains an investment securities portfolio. Investment securities are purchased by the Bank within strict standards of the Bank's Investment Policy, which is approved annually by the Bank's board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 1996 and 1995, approximately 98% of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities are minimal, with risk-based capital weighting factors of 0% and 20%, respectively. Additionally, the Bank invests in collateralized mortgage obligations (CMOs). These are fixed rate debt securities, with average lives between one and two years, after principal payments commence.

          The Bank's regulatory authorities have required the Bank to maintain certain liquidity ratios to insure that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed a Finance Committee, comprised of certain members of the Bank's board of directors and senior management who determines such ratios. The purpose of the committee is, in part, to monitor the Bank's liquidity and adherence to the ratios. The Finance Committee meets at least quarterly. The Bank is currently in compliance with all required liquidity ratios.

          The Bank's lending activities are focused on small businesses within the professional community. Real estate mortgage and commercial loans are the most significant categories of the Bank's lending activities, representing approximately 72% and 26% respectively, of total loans outstanding at December 31, 1996. Repayment of these loans is in part, dependent on general economic conditions affecting the community, and the various businesses within the community. Although the majority of the Bank's loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. This portion of the portfolio represents the greatest risk of loss to the Bank. While management continues to follow strict underwriting policies, and monitors loans through the Bank's loan review officer, a credit risk is still inherent in the portfolio. Management has further mitigated the credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

          In addition to traditional commercial and consumer banking services, the Bank is engaged, through its wholly owned subsidiary, Republic Services, Inc. ("Republic Services") in a tax refund anticipation loan program (the "Refant" program) which was formed in August 1991. The Refant program is a joint venture with a wholly owned subsidiary of Jackson Hewitt, Inc. ("Hewitt"), a company which provides income tax preparation services, and enables the Bank to make refund anticipation loans ("RALs") to consumer taxpayers for whom Hewitt prepares and electronically files federal income tax returns. The Bank participated in the Refant program during 1996, but did not participate during 1995. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Service Area

          The Bank's primary service areas are an area of about 100 square blocks in Center City, Philadelphia, including the Logan Square and Rittenhouse Square neighborhoods, and Montgomery County. The Bank also serves the general Center City area and, to a lesser extent, other Philadelphia neighborhoods and the surrounding counties of Bucks, Chester and Delaware.

          During the 1980s, the Center City Philadelphia business district has experienced substantial economic growth during transitions from an industrial to a service-oriented base. In addition, during this same period the Center City, Philadelphia residential areas experienced an influx of white collar, upscale wage earners. However, during the early 1990s, Philadelphia's economy was materially affected by the economic downturn affecting the United States generally, which has resulted in a reduction of commercial and residential real estate values from their highs of the late 1980s and has caused certain real properties, particularly office buildings, to be in oversupply. Although there have been signs of resurgence in the Philadelphia area in recent times, there can be no assurance that economic and demographic trends in the Bank's primary service area will improve in the future.

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

          To maintain market share, the Bank has priced its time deposit products within the top one-third of its competition. Similarly, loan products have also been priced to attract new and existing borrowers, according to area competition and credit considerations. Management has also increased its emphasis on business development through the hiring of additional lending staff and targeting the Bank's niche market segment of small businesses and professionals. The Bank intends to continue its focus on professionals while expanding its commercial real estate and small business efforts. Additionally, in a further attempt to diversify its portfolio and increase its market penetration, the Bank has begun to emphasize consumer lending. Media advertising is employed to obtain deposit funding required to support the increased loan production. All such business development plans are highly dependent upon the strength of the economic recovery in the Bank's market area, as well as the specific businesses on which it focuses.

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


Item 2:   Description of Properties

          The Company leases approximately 18,000 square feet on the tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial lending. Management believes that its present space is adequate, but that future staffing needs may require the Bank to secure additional space and the Bank is presently exploring several options in this area.

          The initial term of the lease on its headquarter facilities expired on January 31, 1997. A new lease was signed effective February 1, 1997 with a term of 10.5 years with annual rent expense of $84,217 payable monthly.

          In addition to the base rent and building operation expenses, the Company is required to pay all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises. Pursuant to the terms of its lease, the Company has a right of first refusal to purchase the leased premises. The Bank also occupies under lease approximately 3,600 square feet on the ground floor and 2,900 square feet in the mezzanine at the northwest corner of Three Penn Center at 1515 Market Street in Center City, Philadelphia. This space contains a banking floor, lobby, and operations center. The initial term expires on March 30, 1998 and contains three options to renew, the first for a three-year period and the second and third for five years each at the then prevailing market rates. The annual adjusted base rent at such location for 1996 was $336,984 payable monthly.

          The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and safe. The initial ten-year term of the lease expires July, 2006 and contains one renewal option of five years. The annual rent for such location was $42,600 in 1996 payable monthly.

          The Bank leases approximately 780 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and a safe. The initial five-year term on such lease expires June 30, 1997 and contains one renewal option of five years, which the Company has exercised during the first quarter of 1997. The annual rental at such location for 1996 was $26,000 payable monthly.

          The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial five-year term of the lease expires in September 2005. The annual rental at such location for 1996 was $38,694 payable monthly.


Item 3:   Legal Proceedings

          As of the date hereof, the Company is not aware of any legal actions or proceedings presently pending against the Company or the Bank.

          During their 1995 examination of First Executive Bank, the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") and the Pennsylvania Department of Banking (the "Department of Banking") identified certain deficiencies and violations relating to (1) certain policies and procedures of the First Executive Bank with respect to documentation, review and granting of loans; certain aspects of its loan loss reserve; and certain other internal controls, (ii) the staff of the First Executive Bank, and (iii) certain reporting requirements under the Currency and Foreign Transaction Reporting Act. In order to remedy these alleged deficiencies and violations, but without admitting such allegations, on May 24, 1996, the Company and the Bank entered into Written Supervisory Agreements (the "Supervisory Agreements") with each of the Federal Reserve Bank and the Department of Banking.

          On June 7, 1996, the date of the merger between Republic Bancorporation and ExecuFirst Bancorp, the Supervisory Agreements were terminated. Neither the Company nor the Bank is currently under any Supervisory Agreement with any regulatory agency.

Supervision and Regulation

          As a state-chartered bank, First Republic Bank is subject to regulation, supervision and regular examination by the Pennsylvania Banking Department and is subject to the provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code") The Banking Code contains provisions that
(1) require the maintenance of certain reserves against deposits, (2) limit the type and amount of loans that may be made and the interest that may be charged thereon, (3) restrict investments and other activities, (4) limit the payment of dividends, (5) regulate the establishment of branch offices, (6) set minimum capital stock and surplus requirements, and (7) restrict any person from acquiring more than 10% of any class of outstanding stock of a bank. Current law permits banking institutions to establish branches within any county in Pennsylvania, but forbids branching across state lines. The amount of funds that First Republic Bank may lend to a single borrower is limited generally under Pennsylvania law to fifteen percent of the aggregate of its capital, surplus, undivided profits and loan loss reserves (all as defined by statute and regulation).

          Pennsylvania law also requires that a bank obtain the approval of the Pennsylvania Banking Department prior to amending its Articles of Incorporation or effecting any merger where the surviving bank would be a Pennsylvania-chartered bank. In reviewing a merger application, the Pennsylvania Banking Department considers, among other things, whether the merger would be consistent with adequate and sound banking practices and in the public interest on the basis of several factors, including the potential effect of the merger on competition and the convenience and needs of the area primarily to be served by the bank resulting from the merger.

Federal Law

          As a member of the Federal Reserve System, First Republic Bank is also subject to regulation, supervision and regular examination by the Federal Reserve Bank (the "FRB"). The prior approval of the FRB is required for the establishment of branch offices and the consummation of a merger involving First Republic Bank. In addition, under the Bank Merger Act of 1956, as amended, the approval of the appropriate federal bank regulatory agency (the FRB, the

Comptroller of the Currency or the Federal Deposit Insurance Corporation (the "FDIC"), depending on the resulting institution) is required before First Republic Bank may merge or consolidate with, or acquire all or substantially all of the assets of another bank.

          The FRB has adopted a regulation pursuant to the Change in Bank Control Act of 1978, which, subject to certain exceptions, requires persons who intend to acquire control of a bank or bank holding company to give at least 60 days prior written notice to the FRB. Control for the purpose of this regulation exists when the acquiring party obtains voting control of at least 25% of any class of the bank's voting securities. Subject to rebuttal, control is presumed to exist when the acquiring party obtains voting control of at least 10% of any class of the Bank's voting securities if (i) securities issued by the bank are registered pursuant to Section 12 of the Securities Exchange Act of 1934, or
(ii) following the acquisition, there would be no holder larger than the acquiring party. The Change in Bank Control Act of 1978 and the regulations promulgated thereunder, authorize the FRB to disapprove any such acquisition on certain specified grounds.

          The FRB has issued regulations that require state member banks, such as First Republic Bank, to maintain minimum levels of capital. The FDIC has also issued regulations requiring maintenance of the same minimum levels of capital by all FDIC-insured banks. In general, the regulations require a leveraged ratio of 5.0% which has been found by the FRB to be fundamentally sound and well-managed and which have been found to have no material financial weaknesses. For banks found to have greater financial weaknesses or risk, the FRB and/or the FDIC may require higher levels of minimum capital. First Republic Bank has been found to be sound and well managed, by the FRB.

          First Republic Bank is also required to comply with certain additional "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. These guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted-risk assets of 8% at least one-half of which is required to be in the form of "tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier l capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the average to one-half of total qualifying capital) include allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. For additional information regarding First Republic Bank's compliance with these "risk-based" capital adequacy guidelines, see Management's Discussions and Analysis of Financial Conditions and Results of Operations - Capital Resources.

          Although the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") pertains primarily to thrift depository institutions (such as savings and loan associations), certain FIRREA's provisions may now, or in the future, affect First Republic Bank. In particular, if the Bank in the future sought to acquire and own a single thrift institution, FIRREA would permit such acquisition free from interstate banking laws. In addition, under FIRREA all commonly controlled insured depository institutions are liable to the FDIC for any loss the FDIC incurs in connection with defaults of or assistance granted to their affiliated depository institutions. Under such "cross-guarantee" arrangement, each depository institution could be subject to claims for amounts the FDIC actually loses in connection with the operation of or assistance granted to an affiliated institution in the event the affiliated institution were ultimately to be taken over by the FDIC.

          On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operations, managerial and compensation standards to be developed by FDIC regulations. Under FDICIA, institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). In the event an institution's capital deteriorates to the "undercapitalized" category or below, FDICIA prescribes an increasing amount of regulatory intervention, including the institution by a bank of a capital restoration plan, a guarantee of the plan by a parent institution and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under such guidelines, First Republic Bank is considered well capitalized.

          FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of market value to book value. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, annual audits and in certain cases establish an independent audit committee comprised entirely of outside directors. In addition, FDICIA mandates that each institution undergo an annual on-site regulatory examination. Examinations of institutions with total assets of $100 million or less that are well capitalized and well managed may be conducted at 18-month intervals.

          First Republic Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit practices, the disclosure of credit terms and discrimination in credit transactions.

          In accordance with federal law providing for deregulation of interest on all deposits, banks and thrift organizations are now unrestricted by law or regulation from paying interest at any rate on most time deposits. Commercial banks have experienced an overall increase in their cost of funds over the past few years as a result of this deregulation. It is not clear whether deregulation and other changes in aspect of the banking industry will result in further increases in the cost of funds in relation to prevailing lending rates.

          Compliance with the extensive federal and state regulation of commercial banking activities in the United States may substantially increase the investment risks associated with the common stock, may be a greater burden on First Republic Bank than on its larger competitors and may materially increase the Bank's cost of doing business.

          From time to time proposals are made in the United States Congress and the Pennsylvania Legislature and before bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations. Among legislative proposals of significance to First Republic Bank are the relaxation of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions and the relaxation of the restrictions upon the activities in which bank holding companies may engage. It is impossible to predict the impact of these proposals, if enacted, on the future business of the Company or the Bank.

Profitability, Monetary Policy and Economic Conditions

          Bank profitability is principally dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest received by a bank on loans and securities held in its investment portfolio comprise the major portion of a bank's earnings. Thus, the earnings and growth of First Republic Bank will be subject to the influence of economic conditions, both domestic and foreign, on the levels of and changes in interest rates. In addition to being affected by general economic conditions, the earnings and growth of First Republic Bank will be affected by the policies of regulatory authorities, including the Pennsylvania Banking Department, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of First Republic Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."


Item 4:           Submission of Matters to a Vote of Security Holders

                  Not applicable.

PART II


Item 5:   Market for Common Equity and Related Stockholder Matters

          The common stock of the Company is listed for trading on the National Association of Securities Dealers Automated Quotation System Smallcap Market under the symbol "FRBK." Effective December 4, 1996, the Company's stock has been trading on the NASDAQ National Market. As of January 31, 1997, there were approximately 393 holders of record of the Company's common stock. The high and low closing bid prices for the Company's common stock during each fiscal quarter of 1996 and 1995 were as follows:

1996
                        1st Qtr                2nd Qtr                3rd Qtr                   4th Qtr
High Bid                 6.500                  7.375                  8.375                     10.675
Low Bid                  4.500                  5.625                  5.594                     7.500

1995
                        1st Qtr                2nd Qtr                3rd Qtr                   4th Qtr
  High Bid               3.875                  4.250                  5.500                     6.500
  Low Bid                3.000                  3.500                  3.500                     4.250

          Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          As of December 31, 1996, the Company had not paid any cash or stock dividends.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

1996 Compared to 1995

Results of Operations

          For the year ended December 31, 1996 the Company reported net income of $2,713,000 or $1.10 primary earnings per share compared with net income of $603,000 or $0.38 primary earnings per share for the year ended December 31, 1995. The increase in the Company's results during 1996 was primarily the result of the merger with ExecuFirst Bancorp, Inc., in addition to the Bank's participation in the Refant tax anticipation program (the "Refant program"), which generated approximately $2.1 million in revenues during 1996. The Bank did not participate in the program during 1995. Net interest income increased to $7,188,000 for the year ended December 31, 1996 from $4,011,000 for the year ended December 31, 1995. This increase was primarily due to the increase in interest earning assets, partially offset by interest-bearing liabilities, as a result of the merger with ExecuFirst.

          The Company's total assets increased approximately $142.7 million to approximately $273.8 million at December 31, 1996 from approximately $131.1 million at December 31, 1995. This was primarily due to the merger with ExecuFirst, however, the Company's asset mix remained relatively stable with respect to total assets. Net loans receivable increased approximately $84.8 million to approximately $170.0 million at December 31, 1996 from approximately $85.2 million at year end 1995. Net loans represented 62% and 65% of total assets at December 31, 1996 and 1995, respectively. Total investment securities increased approximately $42.6 million to approximately $81.0 million at December 31, 1996, from approximately $38.4 million at December 31, 1995. Investment securities represented 30% and 29% of total assets at December 31, 1996 and 1995, respectively. Total deposits increased approximately $133.6 million during the year to approximately $250.1 million from approximately $116.4 million at December 31, 1995. Loans receivable generally represent the highest earning assets of a bank's portfolio. The ratio of loans receivable to total deposits at December 31, 1996 was approximately 68% compared to 73% at December 31, 1995.

The following tables set forth certain information relating to the Company's average consolidated statements of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1996 and 1995. Such yields and costs are derived by dividing actual income or expense by the daily average balance of assets or liabilities, respectively, for the respective period. Non-accrual loans are included in average loans receivable.

                                                       Average Balance Sheet

                                         1996                                      1995
                            ------------------------------------      -----------------------------------
                              Average                   Yield/          Average                  Yield/
                              Balance      Interest      Cost           Balance      Interest     Cost
                            ------------------------------------      -----------------------------------
Assets:
Interest Earning Assets:

  Loans Receivable          $132,294,000  $11,798,000     8.92%         $78,489,000  $7,710,000    9.82%
  Deposits With Banks            404,000       20,000     4.95%                   0           0    0.00%
  Investments                 59,985,000    3,739,000     6.23%          34,687,000   2,016,000    5.81%
  Federal Funds Sold          26,488,000    1,346,000     5.08%           2,953,000     176,000    5.96%
                            ------------------------------------      -----------------------------------
Total-Interest Earning
  Assets                     219,171,000   16,903,000     7.71%         116,129,000   9,902,000    8.53%
Non-Interest Earning
  Assets                       3,029,000                                  4,139,000
                            ------------------------------------      -----------------------------------

Total Assets                $222,200,000  $16,903,000                  $120,268,000  $9,902,000
                            ====================================      ===================================

Liabilities and
  Shareholders' Equity

Interest Bearing
Liabilities:
Demand Non-interest Bearing  $23,909,000                                 $8,939,000
Demand-Interest Bearing        5,623,000     $140,000     2.49%           1,320,000     $33,000    2.50%
Money Market & Savings        21,594,000      674,000     3.12%          14,063,000     516,000    3.67%
Other Time Deposits          148,834,000    8,663,000     5.82%          81,404,000   5,004,000    6.15%
Other debt                     2,920,000      238,000     8.15%           4,431,000     338,000    7.63%
                            ------------------------------------      -----------------------------------

Total Interest-Bearing
  Liabilities                202,880,000    9,715,000     4.79%         110,157,000   5,891,000    5.35%

Non-Interest Bearing
 Liabilities                   4,124,000                                  1,844,000
                            -------------                             -------------

Total Liabilities            207,004,000                                112,001,000

Shareholders' Equity          15,196,000                                  8,267,000
                            -------------                             -------------

Total Liabilities and
  Shareholders' Equity      $222,200,000   $9,715,000                  $120,268,000  $5,891,000
                            ====================================      ===================================


Net Interest Income/Rate
  Spread                                   $7,188,000     2.92%                      $4,011,000    3.18%
                                          ======================                    =====================

Net Interest-Earning
  Assets/Net Yield on
  Interest Earning Assets   $219,171,000   $7,188,000     3.28%        $116,129,000  $4,011,000    3.45%
                            ====================================      ===================================

Interest-Earning Assets
  as a Percent of Interest-
  Bearing Liabilities                                      108%                                     105%
                                                         =======                                  =======

          The Company's total interest income for fiscal year 1996 was approximately $16,903,000 compared to $9,902,000 for fiscal year 1995, an increase of approximately $7,001,000. Total interest expense for fiscal year 1996 was approximately $9,715,000 compared to $5,891,000 for the same period in 1995, an increase of approximately $3,824,000. As described in the Rate and Volume Variance table below, the increase in interest income and interest expense was principally the result of a higher volume of interest earning assets and interest-bearing liabilities in 1996 as a result of the merger with ExecuFirst Bancorp, Inc. The ratio of interest expense to interest income for 1996 was approximately 57.5% compared to a ratio of 59.5% in 1995.

          The following table analyzes the rate and volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the years ended December 31, 1996 and 1995.

                                                              Rate Volume Analysis
                                                 Total                               Caused By
                                               Variance                      Rate                Volume
Interest Income

Loans Receivable                                 $4,088,000            $(777,000)            $4,865,000
Deposits With Banks                                  20,000                    0                 20,000
Investment Securities                             1,723,000              158,000              1,565,000
Federal Funds Sold                                1,170,000              (30,000)             1,200,000
                                            ----------------      ----------------      ----------------

Total-Interest Earning Assets                    $7,001,000            $(649,000)            $7,650,000
                                            ================      ================      ================


Interest Expense

Demand-Interest-bearing                            $107,000                   $0               $107,000
Money Market & Savings                              158,000              (87,000)               245,000
Other Time Deposits                               3,659,000             (283,000)             3,942,000
Subordinated debt and other borrowings             (100,000)                   0               (100,000)
                                            ----------------      ----------------      ----------------

Total Interest-Bearing Liabilities               $3,824,000            $(370,000)            $4,194,000
                                            ================      ================      ================

Net Interest Income                              $3,177,000            $(279,000)            $3,456,000
                                            ================      ================      ================


          Interest on federal funds sold represented approximately 8.0% of the Bank's gross interest income for the year ended December 31, 1996 compared to 1.8% for the year ended December 31, 1995. Interest on investments as a percentage of total interest income was approximately 22.1% for the year ended December 31, 1996 compared to 20.4% for the year ended December 31, 1995. Interest on loans outstanding represented 69.8% of gross interest income during 1996 compared to 77.9% during 1995. Management believes that in the future, interest on loans will continue to provide the largest percentage of its gross interest income. Non-interest income totaled approximately $2,614,000. This is an increase of $2,459,000 over the other non-interest income reported for the year ended December 31, 1995 of $155,000. Non-interest income as a percentage of gross revenues for the year ended December 31, 1996 and 1995 were 13.4% and 1.5%, respectively. This increase during 1996 was due to the Bank's participation in the Refant program. The Bank did not participate in the Refant program during 1995.

          Salaries and employee benefits of approximately $2,872,000 for the year ended December 31, 1996 represented approximately 51.5% of total non-interest expenses for the year, as compared to 52.2% or $1,592,000 for the year ended December 31 1995. This dollar increase was the result of additions in staffing due to the merger.

          Occupancy and equipment expenses totaled approximately $901,000 for the year ended December 31, 1996 represented 16.1% of total expenses, compared to $564,000 or 18.5% for the same period in 1995. These expenses were comprised mainly of rental, equipment and maintenance expense. Professional fees declined to $282,000 from $327,000 as the result of management's efforts to reduce the use of outside consultants.

          Other expenses totaled approximately $1,526,000, or 27.3% of total expenses, during the year ended December 31, 1996, compared to approximately $566,000, or 18.6% of total expenses, during the year ended December 31, 1995. Major components of this category included advertising, insurance other than premises, and general/administrative expenses. The year-to-year increase of $960,000 is attributable to increased operating costs, resulting from the merger and increased size of the Company.

          Management believes that continued profitable operations will be contingent on several factors, both external and internal. Examples of internal factors include Management's ability (i) to attract additional deposits to allow further expansion of the Bank's loan and investment programs; (ii) to make accurate credit analyses upon origination of loans; (iii) to deal expeditiously and efficiently with non-performing assets; and (iv) to control or reduce non-interest expenses through monitoring these costs; (v) and maximizing the cost synergies afforded to the Company as a result of the merger. In response to such external factors, the Company has aggressively pursued legal avenues with respect to collection efforts of non-performing assets, has intensified its marketing program, expanded the types of loans offered and increased the internal loan review function. External factors over which the Company has little or no control include the interest rate environment and the strength, or weakness, of the economy in the Company's market area. Management believes that the general economy in its market area will not experience a decline to any material extent in the near term.


Financial Condition

Investment Securities

          The Company's investments of approximately $81.0 million at December 31, 1996 consisted primarily of obligations of United States government agencies with maturities of from one to five years. Approximately $75.1 million of investment securities are intended to be held to maturity and approximately $6 million are classified as available for sale. Of the Held to Maturity Portfolio, securities with an amortized cost of $23,682,000 consist of CMOs, backed by securities of U.S. Government agencies. The Available For Sale portfolio consists primarily of Small Business Association pooled loans and U.S. Treasuries securities. At December 31, 1996 approximately $5.1 million of securities were pledged to secure public deposits.

          The Company's investment activities include managing an investment securities portfolio valued at approximately $81 million on December 31, 1996. Of this, approximately $23.7 million or 29% were collateralized mortgage obligations. At December 31, 1996 and 1995, Collateralized Mortgage Obligations totaled $23,682,000 and $25,215,000, respectively. These CMO debt securities are fixed rate REMICs and have average lives of between one and two years, after principal payments commence. The principal payments have commenced during 1996 and are expected to continue through August 1998. The timing and speed of the principal paydowns of CMOs are heavily dependent on the prepayments of the underlying collateral. If the underlying collateral prepays according to its expected schedule, the cash flows and yields from the CMOs will be predictable. However, if the prepayments of the underlying collateral is faster than anticipated, the CMO will pay down at a more rapid rate, and the average life of the CMO bond will be shortened. This would reduce the yield to maturity if the CMO bonds were purchased at a premium, and increase the yield to maturity if the CMO bonds were purchased at a discount. Conversely, if the underlying collateral pays at a slower rate than expected, the CMO bond will have a longer average life. This would increase the yield to maturity if the CMO bonds were purchased at premium and reduce yield to maturity if the CMO bonds were purchased at a discount. With respect to CMOs, the strategy is to invest in securities with shorter rather than longer lives in order to minimize risk. All CMOs are backed by securities of U.S. government agencies.

The table below represents the Bank's investment securities held-to-maturity and available for sale at December 31, 1996, 1995 and 1994.

INVESTMENT PORTFOLIO HISTORY
December 31,                                                                1996           1995             1994
Investment Securities Available-for-Sale:
U.S. Treasuries                                                          $1,001,000             $0               $0
U.S. Government agencies                                                  4,131,000      4,348,000                0
CMOs                                                                        768,000              0                0
                                                                       ------------   ------------     ------------
        Total investment securities available-for-sale                   $5,900,000     $4,348,000               $0
                                                                       ------------   ------------     ------------

Investment Securities Held-to-Maturity:
U.S. Treasuries                                                                  $0     $1,002,000       $2,016,000
U.S. Government agencies                                                 49,214,000      7,002,000                0
CMOs                                                                     23,682,000     25,215,000       25,402,000
Other securities                                                          2,158,000        785,000          791,000
                                                                       ------------   ------------     ------------
        Total investment securities held-to-maturity                   $ 75,054,000   $ 34,004,000     $ 28,209,000
                                                                       ------------   ------------     ------------

        Total investment securities                                    $ 80,954,000   $ 38,352,000     $ 28,209,000
                                                                       ============   ============     ============


The following table represents the contractual maturity and prospective yields of the Bank's investment securities portfolio as of December 31, 1996. Such yields may not be representative of the actual yields due to prepayments and sales of certain investment securities.

INVESTMENT PORTFOLIO WEIGHTED AVERAGE YIELDS
                                                         Under              1-5       5-10         Over 10
December 31, 1996                                        1 Year            Years      Years         Years         Total
Investment Securities Available-for-Sale
U.S. Treasuries fair value                             $1,001,000            $0            $0            $0    $1,001,000
U.S. Government agencies fair value                       500,000             0     2,570,000     1,061,000     4,131,000
CMOs fair value                                                 0             0             0       768,000       768,000
Other securities fair value                                     0             0             0             0             0
                                                       ----------   -----------   -----------   -----------   -----------
Total investment                                       $1,501,000            $0    $2,570,000    $1,829,000    $5,900,000
securities
    Available for sale
Weighted average yield                                      5.43%          0.00%        7.15%         6.44%         6.49%
                                                       ----------   -----------   -----------   -----------   -----------

Investment Securities Held-to-Maturity
U.S. Treasuries amortized cost                                 $0            $0            $0            $0            $0
U.S. Government agencies amortized cost                         0    15,986,000    33,228,000             0    49,214,000
CMOs amortized cost                                             0             0             0    23,682,000    23,682,000
Other securities amortized cost                                                                   2,158,000     2,158,000
                                                       ----------   -----------   -----------   -----------   -----------
Total investment                                               $0   $15,986,000   $33,228,000   $25,840,000   $75,054,000
securities
   Held to maturity
Weighted average yield                                      0.00%         6.68%         7.35%         6.03%         6.75%
                                                       ----------   -----------   -----------   -----------   -----------

At December 31, 1996, the investment securities available for sale portfolio had approximately $4,000 in gross unrealized gains.

Of the approximately $172.1 million in total loans outstanding as of December 31, 1996, approximately $28.2 million were due in one year or less; approximately $98.4 million were due in one-to-five years and approximately $45.5 million were due after five years.

          Listed below is a comparative schedule of gross loans receivable at each of the five years ended December 31. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loans.

LOAN PORTFOLIO
December 31,                               1996              1995            1994           1993            1992
Commercial and industrial             $  45,007,000     $ 23,183,000    $ 27,429,000   $ 29,653,000    $ 33,669,000
Real estate-commercial                   62,016,000       34,353,000      22,979,000     16,160,000      12,623,000
Real estate-residential                  61,240,000       26,781,000      20,493,000     16,279,000      12,502,000
Consumer and other                        3,831,000        1,546,000       1,182,000        829,000         994,000
                                       ------------     ------------    ------------   ------------    ------------
       Total loans                      172,094,000       85,863,000      72,083,000     62,921,000      59,788,000
Less: Allowance for loan losses          (2,092,000)        (680,000)       (650,000)      (460,000)       (340,000)
                                       ------------     ------------    ------------   ------------    ------------
       Total loans, net                $170,002,000     $ 85,183,000    $ 71,433,000   $ 62,461,000    $ 59,448,000
                                       ============     ============    ============   ============    ============

Listed below is a comparable schedule of non-performing assets at each of the five years ended December 31,

NONPERFORMING ASSETS
December 31,                                                            1996          1995         1994          1993        1992
Loans past due 90 days or more and still accruing:
    Commercial and industrial                                             $0            $0       $9,000       $61,000    $173,000
    Real estate-commercial                                                 0             0            0             0           0
    Real estate-residential                                           27,000             0      158,000       187,000     242,000
    Consumer and other                                                     0        11,000       29,000         8,000      26,000
                                                                  ----------      --------     --------      --------    --------
         Total loans past due 90 days or more and still
         accruing                                                     27,000        11,000      196,000       256,000     441,000

Loans accounted for on a nonaccrual basis:
    Commercial and industrial                                        107,000       526,000      878,000       274,000           0
    Real estate-commercial                                         1,614,000             0            0             0           0
    Real estate-residential                                          142,000             0            0             0           0
    Consumer and other                                                29,000             0            0             0           0
                                                                  ----------      --------     --------      --------    --------
         Total nonaccrual loans                                    1,892,000       526,000      878,000       274,000           0

Other real estate owned                                              295,000       295,000            0             0           0
                                                                  ----------      --------     --------      --------    --------
         Total nonperforming assets *                             $2,187,000      $821,000     $878,000      $274,000          $0
                                                                  ==========      ========     ========      ========    ========
Total as a percentage of total assets *                                0.80%         0.63%        0.83%         0.27%       0.00%
*Excludes loan past due 90 days or more.

The Bank believes its underwriting standards are consistent with the banking industry. These standards are reviewed at least annually by the Bank's board of directors, and modified as deemed appropriate. The Bank believes that its past due loan ratios are also within industry standards. Management continually strives to keep loan delinquencies at a minimum. Although the majority of the Bank's loan portfolio is secured with real estate or other collateral, a portion of the commercial portfolio, in the amount of approximately $7.2 million is unsecured, representing the greatest credit risk to the Bank. The following show the contractual maturity of the Bank's loan as of December 31, 1996.

LOAN MATURITIES AND INTEREST SENSITIVITY
                                                               Under            1-5          Over
                                                              1 Year           Years       5 Years             Total
Commercial and industrial                                  $14,485,000      $22,553,000   $7,969,000       $45,007,000
Real estate-commercial                                       5,543,000       39,701,000   16,772,000        62,016,000
Real estate-residential                                      7,562,000       34,179,000   19,499,000        61,240,000
Consumer and other                                             607,000        1,946,000    1,278,000        3,831,0000
                                                           -----------      -----------  -----------      ------------
       Total                                               $28,197,000      $98,379,000  $45,518,000      $172,094,000
                                                           -----------      -----------  -----------      ------------

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 1996:

Loans with fixed predetermined interest rates              $80,018,000
Loans with variable or adjustable interest rates:          $63,879,000


          Of the total daily average deposits of approximately $202.9 million held by the Bank during 1996, approximately $23.9 million, or 11.8%, represented non-interest bearing deposits, compared to approximately $8.9 million, or 8.1%, of approximately $110.2 million total daily average deposits during 1995. Total 1996 year end deposits consisted of approximately $32.6 million in non-interest-bearing demand deposits, approximately $10.2 million in interest-bearing demand deposits, approximately $27.2 million in savings deposits and money market accounts, approximately $150.8 million in time deposits under $100,000, and approximately $29.2 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period. The following table represents the contractual maturity of time deposits greater than $100,000 at December 31, 1996.

TIME DEPOSITS GREATER THAN $100,000

Contractual Maturity    1-90 days   91-365 days   1-5 years    Over 5 years     Totals
Amount                $10,654,000   $10,501,000  $8,072,000        $0        $29,227,000


Loan Loss Reserve

          As of December 31, 1996, the Bank's allowance for loan losses equaled approximately 1.23% of outstanding loans receivable, including non-accrual loans, as compared to approximately .79% at year end 1995. During 1996, additions made to the loan loss reserve resulted in a charge to earnings of approximately $155,000 compared to a charge of $223,000 for the year ended December 31, 1995. The Company's aggregate reserve for loan losses was approximately $2,092,000 as of December 31, 1996 compared to $680,000 as of December 31, 1995. Of such reserve for loan losses, management has allocated approximately $252,000 for commercial purpose loans, and approximately $1,342,000 for loans collateralized by real estate, and approximately $90,000 for consumer and other loans. The balance of $408,000 is unallocated.

          The chart below shows an analysis of the Allowance for Loan Losses for the five years ended December 31, 1996. During 1996, the Bank recognized charge-offs against its allowance for loan losses in the aggregate amount of approximately $391,000. Substantially all of such charged-off amounts related to loans which had previously been classified as non-accrual loans. The ratio of gross charge-offs to average loans outstanding during 1996 was 0.30%.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Year Ended December 31,                              1996              1995              1994              1993              1992
Allowance for possible loan losses:

Balance, January 1                          $     680,000     $     650,000     $     460,000     $     340,000     $     355,000

Charge-offs:
       Commercial and industrial                  293,000           162,000           136,000            64,000            75,000
       Real estate-commercial                           0                 0                 0                 0                 0
       Real estate-residential                          0            50,000                 0                 0                 0
       Consumer and other                          98,000                 0             8,000            23,000             2,000
                                            -------------     -------------     -------------     -------------     -------------
       Total charge-offs                          391,000           212,000           144,000            87,000            77,000

Recoveries:
       Commercial and industrial                  101,000            16,000             6,000                 0                 0
       Real estate-commercial                           0                 0                 0                 0                 0
       Real estate-residential                          0             2,000                 0                 0                 0
       Consumer and other                          19,000             1,000             5,000                 0                 0
                                            -------------     -------------     -------------     -------------     -------------
       Total recoveries                           120,000            19,000            11,000                 0                 0
Net charge-offs                                  (271,000)         (193,000)         (133,000)          (87,000)          (77,000)

Acquisition of ExecuFirst Bancorp, Inc.         1,528,000                 0                 0                 0                 0

Provision for possible loan losses                155,000           223,000           323,000           207,000            62,000
                                            -------------     -------------     -------------     -------------     -------------
Balance, December 31                        $   2,092,000     $     680,000     $     650,000     $     460,000     $     340,000
                                            =============     =============     =============     =============     =============
Total loans:
       Average                              $ 132,284,000     $  78,489,000     $  69,838,000     $  62,489,000     $  58,173,000
       Year-end                               172,094,000        85,863,000        72,083,000        62,921,000        59,788,000

Ratios:
Net charge-offs to:
       Total average loans                           0.20%             0.25%             0.19%             0.14%             0.13%
       Total loans at year-end                       0.16%             0.22%             0.18%             0.14%             0.13%
       Allowance for possible loan losses           12.95%            28.38%            20.46%            18.91%            22.65%
       Provision for possible loan losses          174.84%            86.55%            41.18%            42.03%           124.19%

Allowance for possible loan losses to:
       Total average loans                           1.58%             0.87%             0.93%             0.74%             0.58%
       Total loans at year-end                       1.22%             0.79%             0.90%             0.73%             0.57%

The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans, loans criticized by the Bank's regulators and internal loan review officer, who reviews both the loan portfolio as well as the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a supplemental reserve allocation as a measure of conservatism for any unforeseen loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") on January 1, 1995. SFAS 114 requires an adjustment to the carrying value of a loan through the provision for possible credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay, those less than 90 days, or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS 114 did not have a material impact on financial position or the results of operations, for the years ended December 31, 1996 or 1995.

ALLOWANCE FOR POSSIBLE LOAN LOSS ALLOCATION

December 31,                        1996                 1995                1994                 1993               1992
                                       Percent              Percent             Percent              Percent            Percent
                                        Total                Total               Total                Total              Total
                            Amount      Loans     Amount     Loans     Amount    Loans     Amount     Loans    Amount    Loans
Commercial and            $  252,000    0.15%   $ 121,000    0.14%   $ 104,000   0.14%  $107,000      0.17%   $  6,000   0.01%
industrial
Real estate-commercial     1,321,000    0.77%      40,000    0.05%      42,000   0.06%    96,000      0.15%     70,000   0.12%
Real estate-residential       21,000    0.01%      40,000    0.05%      44,000   0.06%   103,000      0.16%     90,000   0.15%
Consumer and other            90,000    0.05%       9,000    0.01%       8,000   0.01%         0      0.00%          0   0.00%
Unallocated                  408,000    0.24%     470,000    0.55%     452,000   0.63%   154,000      0.24%    174,000   0.29%
                          ----------    ----    ---------    ----    ---------   ----   --------      ----    --------   ----
       Total              $2,092,000    1.22%   $ 680,000    0.79%   $ 650,000   0.90%  $460,000      0.73%   $340,000   0.57%
                          ==========    ====    =========    ====    =========   ====   ========      ====    ========   ====

Percentage total loan lists the percentage of each loan type to total loans.

          As of December 31, 1996 and 1995, the Bank had loans outstanding, totaling approximately $1,892,000 and $526,000 respectively, which were classified as non-accrual. At December 31, 1996 and 1995, these loans had approximately $630,000 and $390,000 of Loan Loss Reserves allocated to them respectively. During 1996, there were $391,000 in charge-offs related to non-accrual loans, and $212,000 for the same period in 1995. However, management is actively pursuing collection of such loans through the legal process. While it is expected that a sizable portion of such loans may be uncollectible, it is uncertain as to the amount of any actual loss that may be incurred in connection with these loans. Had these loans been performing throughout fiscal year 1996 an additional $135,000 in interest income would have been accrued. Interest income on non-accrual loans included in income during 1996 was $60,000. The Company has a policy of classifying as non-accrual, any loan for which payment of either principal or interest, on a contractual basis, is not received for a period of 90 days, or any loan classified by the Bank or regulators such that full repayment of principal or interest is considered doubtful. In addition to the non-accrual and charged-off loans described above, as of December 31, 1996 and 1995, the Bank's delinquency list of loans (i) 30 to 59 days past due, consisted of commercial and consumer loans respectively in the aggregate principal amount of $2,016,000 and $1,001,000 respectively, which were contractually overdue in the aggregate amount of approximately $69,000 and $67,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $1,053,000 and $487,000 respectively, which were contractually overdue in the amount of approximately $60,000 and $29,000 respectively. In addition, the Bank has classified certain loans as substandard and doubtful. At December 31, 1996 and 1995, substandard loans totaled approximately $1,514,000 and $617,000 respectively; and doubtful loans totaled approximately $207,000 and $237,000 respectively.

          The Company continued a loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Bank's Board of Directors reviews the findings of the loan review program on a monthly basis. Based on the recommendations of this program, past performance of the Bank's loan portfolio and general economic conditions, management believes that the reserve for loan losses is reasonable and would be adequate to absorb potential losses related to problem assets.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 1996 and 1995.

                                          1996         1995

          Balance at January 1,       $295,000     $      0
          Additions                          0      295,000
          Charge-offs                        0            0
                                      --------     --------
          Balance at December 31,     $295,000     $295,000
                                      ========     ========

Commitments

          In the normal course of its business, the Bank makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and are based on management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At December 31, 1996, 1995 and 1994, firm loan commitments approximated $28,500,000, $15,741,000 and $7,423,000 respectively and commitments of standby letters of credit approximated $1,129,000, $419,000 and $602,000 respectively.

Capital Resources

          The shareholders' equity of the Company as of December 31, 1996 totaled approximately $18,371,000 compared to approximately $8,622,000 as of December 31, 1995. This increase was attributable to net income for the year of approximately $2,713,000 and the equity associated with the merger of ExecuFirst Bancorp.

          Book value per share of the Company's common stock increased from $5.37 as of December 31, 1995 to $6.45 as of December 31, 1996. The increase was primarily attributable to net primary earnings per common share of $1.10 per share partially offset by a decrease in fair value on securities available-for-sale net of deferred income taxes of $0.01 per common primary share for the year ended December 31, 1996.

          The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The outstanding subordinated Debentures qualify as "tier 2 capital" for purposes of the federal capital adequacy guidelines, although the Debentures are treated as debt rather than capital under Pennsylvania banking law. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 11.25% and 12.38% at December 31, 1996 and 1995, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of tier l capital elements. Tier l risk-based capital ratios on December 31, 1996 and 1995 were 10.08% and 8.40%, respectively. At December 31, 1995, the Company exceeded the requirements for risk-based capital adequacy.

          Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("tier l capital to total assets") of at least 5%, a tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 1996 and 1995, the leverage ratio was 6.65% and 6.58%, respectively. Accordingly, at December 31, 1996 and 1995, the Company was considered "well capitalized" under FRB and FDIC regulations.

Regulatory Capital Requirements

          The following table presents the Bank's capital regulatory ratios at December 31, 1996:

               Tier I Capital                                  $    18,034,000
               Tier II Capital                                       2,092,000
                                                               ---------------
               Total Capital                                   $    20,126,000

               Total Average Quarterly Assets                  $   271,009,000
               Total Risk-Weighted Assets(1)                   $   178,834,000

               Tier I Risk-Based Capital Ratio(2)                        10.08%
               Required Tier I Risk-Based Capital Ratio                   4.00%
                                                               ---------------
               Excess Tier I Risk-Based Capital Ratio                     6.08%

               Total Risk Based Capital Ratio(3)                         11.25%
               Required Total Risk Based Capital Ratio                    8.00%
                                                               ---------------
               Excess Total Risk Based Capital Ratio                      3.25%

               Tier I Leverage Ratio(4)                                   6.65%
               Required Tier I Leverage Ratio                             5.00%
                                                               ---------------
               Excess Tier I Leverage Ratio                               1.65%

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

          The Bank's ability to maintain the required levels of capital is substantially dependent upon the success of the Bank's capital and business plans, the impact of future economic events on the Bank's loan customers, the Bank`s ability to manage its interest rate risk and control its growth and other operating expenses.

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

          The Company's capital-to-assets ratio increased from 6.58% as of December 31, 1995 to 6.71% as of December 31, 1996. The Company's daily average capital-to-assets ratio for calendar year 1996 was 6.84% compared to 6.87% for the same period in 1995. Management anticipates that its capital-to-assets ratio will be maintained at approximately the current level. The Company's daily average return on equity for 1996, 1995 and 1994 was 17.9%, 7.3% and 10.6%, respectively; and its daily average return on assets for 1996, 1995 and 1994 was 1.22%, 0.50% and 0.75% respectively.

Liquidity

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. Said lines of credit total $7 million in the aggregate. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $92.0 million. No amount was outstanding on any of the aforementioned lines of credit at December 31, 1996. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

         Cash flows from operations have consistently provided a source of liquidity to the Bank for the last three years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 1996, 1995, and 1994 were primarily due to the investing of excess funds into investment securities, as deposits have increased during 1996, 1995, and 1994. Cash provided by financing activities have increased during 1996 and 1995, as the Bank had grown its deposit base to fund anticipated loan growth.

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

         Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be beneficial since the Bank has the ability to quickly increase yield on its interest earning assets, primarily federal funds and floating rate commercial loans. However, a decrease in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of December 31, 1996, 31.7% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 19.4% were to mature, and be repriceable, within three to six months. Therefore, management believes that such an effect would be minimal.

         Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow which also considers prepayments based on historical data and current market trends. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the gap analysis, these deposits are not considered to reprice simultaneously. Accordingly, a portion of the deposits are moved into time brackets exceeding one year. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets.

         The Company primarily focuses on the management of the one year interest rate sensitivity gap. At December 31, 1996, interest earnings assets scheduled to mature, or likely to be called, repriced or repaid in one year were approximately $145.4 million. Interest sensitive liabilities scheduled to mature or reprice within one year were approximately $170.1 million. The one year cumulative gap, which reflects the Company's interest sensitivity over a period of time, was a negative $24.6 million at December 31, 1996. The cumulative one-year gap equals (9.4) percent of total earnings assets. This negative or liability sensitive gap will generally harm the Company in a declining interest rate environment, while rising interest rates will positively impact the Company.

Interest Sensitive Gap
December 31, 1996
Dollar amounts in thousands
                                     0 - 30       91 - 180      181 - 365         1 - 5      5 YRS &
                                      Days          Days           Days           Years        Over           Total
Interest Sensitive Assets:

Interest bearing deposits
    with banks                      $     170     $     495      $       0     $       0     $       0     $     665
Federal funds sold                      7,115             0              0             0             0         7,115
Investment securities                   3,501        16,521         13,001        33,996        13,935        80,954
Total loans                            90,843         4,512          9,284        53,174        14,281       172,094
                                    ---------     ---------      ---------     ---------     ---------     ---------
Totals                                101,629        21,528         22,285        87,170        28,216       260,828
                                    =========     =========      =========     =========     =========     =========

Cumulative totals                   $ 101,629     $ 123,157      $ 145,442     $ 232,612     $ 260,828
                                    =========     =========      =========     =========     =========

Interest Sensitive Liabilities:

Demand interest bearing             $   5,090     $       0      $       0     $   2,545     $   2,546     $  10,181
Savings accounts                        1,270             0              0            --         1,269         2,539
Money market accounts                  12,313             0              0         6,157         6,231        24,701
Time deposits                          50,254        42,204         58,945        28,624             0       180,027
                                    ---------     ---------      ---------     ---------     ---------

Totals                              $  68,927     $  42,204      $  58,945     $  37,326     $  10,046     $ 217,448

Cumulative totals                   $  68,927     $ 111,131      $ 170,076     $ 207,402     $ 217,448
                                    =========     =========      =========     =========     =========

GAP                                 $  32,702     $ (20,676)     $ (36,660)    $  49,844     $  18,170     $  43,380

Cumulative GAP                      $  32,702     $  12,026      $ (24,634)    $  25,210     $  43,380

Interest Sensitive Assets/
  Interest Sensitive Liabilities          1.5           1.1            0.9           1.1           1.2

Cumulative GAP/
  Total Earning Assets                   12.5%          4.6%          -9.4%          9.7%         16.6%

Total Earning Assets                $ 260,828

1995 Compared to 1994

         For the fiscal year ended December 31, 1995, the Company reported net income of $603,000, or $0.38 per share, as compared to net income of $807,000, or $0.50 per share, for 1994, reflecting a decrease of $204,000 or 25%. The decrease in net income was due primarily to the suspension of the Refant Program for 1995 tax season compared to the prior year's tax season. This decrease in income was partially offset by a 27% increase in net interest income after provision for loan losses to $3,788,000 in 1995, compared to $2,974,000 in 1994.

         At December 31, 1995, Republic had total assets of $131 million, representing an increase of nearly $25 million, or 23%, over December 31, 1994. The increase was concentrated in a $10 million increase in the investment portfolio and a $14 million increase in its loan portfolio. Deposits increased $28.4 million, or 32% from $88 million at December 31, 1994 to $116.4 million at December 31, 1995. Management believes that the deposit growth was a result, in part, of the continuing effort to attract customer deposits by offering rates at the higher end of the range of market rates of interest. Management expects this practice to decrease in the future, since the opening of the new branch in suburban Philadelphia will enable Republic to gather more core deposits (money-market accounts, savings accounts, demand deposits and lower-yielding certificates of deposit) in its immediate service area. Further expansion of additional branches will accelerate this trend.

         Republic's net loans totaled $85 million at December 31, 1995, representing 65% of total assets, an increase of $14 million or 19% from 1994. The majority of the loan portfolio consists of loans secured by commercial and residential real estate. Republic increased its allowance for loan losses to $680,000 at December 31, 1995, as compared to $650,000 at December 31, 1994. The loan loss allowance represented approximately 0.8% of total loans at December 31, 1995 down slightly from 0.9% at December 31, 1994. Republic believed that the December 31, 1995 allowance for loan losses is sufficient to cover reasonably expected losses in the loan portfolio.

         The following table presents average balance sheets for the years ending December 31, 1995 and 1994, and reflects the average yield on Republic's assets and weighted average cost of its liabilities for the periods presented. Such yields and costs are derived by dividing actual income or expense by the daily average balance of assets or liabilities, respectively, for the respective periods. Non-accrual loans are included in average loans receivable.

                                                                 Average Balance Sheet
                                                   1995                                        1994
                                  Average                        Yield/      Average                         Yield/
                                  Balance        Interest         Cost       Balance         Interest         Cost
Assets:
Interest Earning Assets:

  Loans Receivable              $ 78,489,000    $  7,710,000      9.82%    $ 69,838,000    $  5,521,000       7.91%
  Deposits With Banks                      0               0      0.00%               0               0       0.00%
  Other Investments               34,687,000       2,016,000      5.81%      26,263,000       1,442,000       5.49%
  Federal Funds Sold               2,953,000         176,000      5.96%       7,465,000         278,000       3.72%
                                ------------    ------------      ----     ------------    ------------       ----

Total-Interest Earning
  Assets                         116,129,000       9,902,000      8.53%     103,566,000       7,241,000       6.99%
Non-Interest Earning
  Assets                           4,139,000                                  3,335,000
                                ------------    ------------      ----     ------------    ------------       ----

Total Assets                    $120,268,000    $  9,902,000               $106,901,000   $   7,241,000
                                ============    ============      ====     ============    ============       ====

Liabilities and
  Shareholders' Equity

Interest Bearing Liabilities:
Demand Non-interest Bear        $  8,939,000                               $  5,837,000
  Demand-Interest Bearing          1,320,000    $     33,000      2.50%       1,423,000    $     34,000       2.39%
  Money Market & Savings          14,063,000         516,000      3.67%      18,856,000         627,000       3.33%
  Other Time Deposits             81,404,000       5,004,000      6.15       68,152,000       3,003,000       4.41%
Other debt                         4,431,000         338,000      7.63%       3,691,000         280,000       7.60%
                                ------------    ------------      ----     ------------    ------------       ----

Total Interest-Bearing
  Liabilities                    110,157,000       5,891,000      5.35%      97,959,000       3,944,000       4.03%

Non-Interest Bearing
 Liabilities                       1,844,000                                  1,298,000
                                ------------                               ------------

Total Liabilities                112,001,000                                 99,257,000

Shareholders' Equity               8,267,000                                  7,642,000
                                ------------                               ------------

Total Liabilities and
  Shareholders' Equity          $120,268,000    $  5,891,000               $106,899,000   $   3,944,000
                                ============    ============      ====     ============    ============       ====

Net Interest Income/Rate
  Spread                                        $  4,011,000      3.18%                    $  3,297,000       2.96%
                                                ============      ====                     ============       ====

 Net Interest-Earning
  Assets/Net Yield on
  Interest Earning Assets       $116,129,000    $  4,011,000      3.45%    $103,566,000    $  3,297,000       3.18%
                                ============    ============      ====     ============    ============       ====

Interest-Earning Assets
  as a Percent of Interest-
  Bearing Liabilities                                              105%                                        105%
                                                                   ===                                         ===

Net Interest Income

         Net interest income, which constitutes a significant source of income for Republic, is the amount by which interest earned on assets exceeds the interest paid on interest-bearing liabilities. The principal interest-earning assets are loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, money market accounts, NOW accounts and savings deposits. Time deposits comprise the largest portion of interest-bearing liabilities and represents Republic's highest cost of funds. For 1995, the average cost of interest-bearing liabilities was 5.35%, compared to 4.03% in 1994. Yields on interest-earning assets were 8.53% for 1995 and , 6.99% for 1994. Net interest income was positively impacted in 1995 and 1994 by the lower interest rate environment.

Provision for Loan Losses

         In the past, Republic has experienced a low level of loan losses, due in part to its conservative loan policy. The amounts added to the provision for loan losses were $223,000, and $323,000 for the years ended December 31, 1995 and 1994, respectively. Net loan charge-offs for the years ended December 31, 1995 and 1994, were $193,000 and $133,000, respectively. The ratio of the allowance for loan losses to nonperforming loans (nonaccrual loans and loans past due 90 days or more) was 121% at December 31, 1995 and 61% at December 31, 1994. Management believes that the then current ratio is a prudent ratio to maintain and is in keeping with standards used by banking regulatory authorities in evaluating the adequacy of such provision. Net charge-offs as a percentage of net loans were .24% in 1995 and .19% in 1994.

Non-interest Income

          Total non-interest income for 1995 was $155,000, compared with $1,096,000 for 1994 primarily as a result of the suspension of the Refant program.

Non-Interest Expense

         Non-interest expense for 1995 increased 8%, to $3,049,000 from $2,833,000 for 1994. These increases were the result of increased salary, occupancy and FDIC expenses due to continued growth of Republic.

         Salaries and employee benefits, which represented the largest component of non-interest expense, totaled $1,592,000 in 1995, as compared with $1,284,000 in 1994. This increase reflects increased staffing levels due to an expending customer base. Occupancy expense totaled $470,000 in 1995 as compared with $425,000 in 1994. The increase in occupancy expense was a result of annual increases in rental payments required to be made by Republic under the terms of the lease for office space.

         Although non-interest expense increased in each of the preceding three years, the ratio of total non-interest expense to average assets for 1995 and 1994 was 2.5% and 2.6%, respectively. The consistency in the efficiency ratio from year to year was attributable to management's continuing efforts to maintain the growth of non-interest expenses at a level equal to or less than the growth in average assets.

         Management has sought to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. The principal interest earnings assets are loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, money market accounts, NOW accounts and savings deposits. Time deposits comprise the largest portion of interest-bearing liabilities and represent the highest cost of funds. For 1995, the average cost of interest-bearing liabilities was 5.35%, compared to 4.03% in 1994. Yields on interest-earning assets were 8.53 for 1995 and 6.99 for 1994. Net interest income was positively impacted in 1995 by the lower interest rate environment.

Investment Securities

         Republic's investments of approximately $38 million at December 31, 1995 consisted primarily of obligations of United States government agencies with maturities of from one to five years. Of this total, $34 million of investment securities are intended to be held to maturity, with the balance of $4 million held as available for sale. Of the Held to Maturity Portfolio, securities with an amortized cost of $25,215,000 consist of Collateralized Mortgage Obligations (CMOs), backed by securities of U.S. Government agencies. Of this amount, $15,881,000 are CMOs backed by FHLMC securities and $9,006,000 are backed by FNMA securities. The Available For Sale portfolio consists entirely of Small

Business Association pooled loans. At December 31, 1995 and 1994, respectively, no securities were pledged to secure public deposits and securities sold under agreements to repurchase or for other purposes required or permitted by law.

         Republic's investment activities include managing an investment securities portfolio valued at approximately $38 million on December 31, 1995. Of this, approximately $25 million or 66% were collateralized mortgage obligations. At December 31, 1995 and 1994, CMOs totaled $25,215,000 and $25,402,000, respectively. These CMO debt securities are fixed rate REMICs and have average lives of between one and two years, after principal payments commence. The principal payments are expected to begin at various times during the period from February 1996 to August 1998. The timing and speed of the principal paydowns of CMOs are heavily dependent on the prepayments of the underlying collateral. If the underlying collateral prepays according to its expected schedule, the cash flows and yields from the CMOs will be predictable. However, if the prepayments of the underlying collateral is faster than anticipated, the CMO will pay down at a more rapid rate, and the average life of the CMO bond will be shortened. This would reduce the yield to maturity if the CMO bonds were purchased at a premium, and increase the yield to maturity if the CMO bonds were purchased at a discount. Conversely, if the underlying collateral pays at a slower rate than expected, the CMO bond will have a longer average life. This would increase the yield to maturity if the CMO bonds were purchased at premium and reduce yield to maturity if the CMO bonds were purchased at a discount. With respect to CMOs, the strategy is to invest in securities with shorter rather than longer lives in order to minimize risk. All CMOs are backed by securities by U.S. government agencies.

         The following table analysis the maturity distribution and weighted average yield of investment securities at December 31, 1995.

                   INVESTMENT SECURITIES MATURITY DISTRIBUTION
                                DECEMBER 31, 1995

                 U.S. Government and Agencies Available for Sale

                           In One Year     1 - 5 Years    Over 5 Years       Total
Amortized Cost             $        0      $        0      $4,320,000      $4,320,000
Market Value                4,348,000       4,348,000
Unrealized Gain/(Loss)              0               0          28,000          28,000
Weighted Average Yield           0.00%           0.00%           7.35%           7.35%

                  U.S. Government and Agencies Held to Maturity

                           In One Year     1 - 5 Years    Over 5 Years       Total

Amortized Cost             $  8,332,000    $        0    $ 25,672,000    $ 34,004,000
Market Value                  8,367,000             0      25,479,000      33,846,000
Unrealized Gain/(Loss)           37,000             0        (195,000)       (158,000)
Weighted Average Yield             7.32%         0.00%           6.45%           6.67%

Loan Portfolio

         The primary source of income for Republic is the interest and fees earned on loans. At December 31, 1995, total assets were $131 million, as compared to $106 million at December 31, 1994. At December 31, 1995 and 1994, Republic had net loans of $85.2 million and $71.4 million respectively, representing 65% and 67% respectively, of total assets of $131 million and $106 million, respectively. Management believes that the increase in net loans during the past three years is primarily attributable to increase loan demand resulting from greater market acceptance in Republic's service area, as well as the efforts of executive officers and directors in generating loan activity.

Non-Performing Loans

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. Loans are considered to be non-performing if (a) they are on a non-accrual basis, (b) they are on an accrual basis, but are contractually past due 90 days or more as to interest or principal or (c) terms have been renegotiated because of a weakening in the position of the borrower to provide a reduction or deferral of interest or principal. It is management's policy to discontinue the accrual of interest income and classify a loan as non-accrual when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. On December 31, 1995, an aggregate of $536,000 in loans were classified as non-accrual and $28,000 in loans were classified as past due and accruing, compared with $878,000 and $190,000 on December 31, 1994, respectively.

Allowance for Loan Losses

         Management continues to actively monitor asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. At December 31, 1995, the amount of the allowance for loan losses was approximately 0.8% of total net loans outstanding. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. During 1995, Republic recognized charge-offs in the amount of $212,000. The ratio of gross charge-offs to average loans outstanding in 1995 was 0.25%. The same number for 1994 was 0.19%. In 1994, approximately $144,000 in loans were charged off.

Deposits

         Deposits are the major source of Republic's funds for lending and other investment purposes. Deposit inflows were significantly influenced by general interest rate and market conditions. Republic used borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds. Maturity terms, service fees and withdrawal penalties for deposit activity are established periodically on the basis of funds acquisition and liquidity requirements, market rates and federal regulations. At December 31, 1995, deposits totaled $116.4 million, an increase of $28.4 million or 32% over 1994. At December 31, 1994, deposits totaled $88 million. The increase in deposits was in part attributable to the interest rates at the higher end of market rates offered, particularly money market accounts and retail time deposits, which comprise a major portion of the core deposit base.

         One of the primary components of sound growth and profitability is core deposit accumulation and retention. Core deposits consist of all deposits, including demand, interest-bearing, non-interest bearing and money market , and certificates of deposit of $100,000 or less. At December 31, 1995, core deposits as defined above represented 93% of total deposits and 93% of total assets. Volatile liabilities consist of certificates of deposit in excess of $100,000 and brokered deposits. At December 31, 1995, volatile liabilities represented 6.9% to total deposits and 6.2% of total assets. It is Republic's policy to limit net loans and leases to 75% of total deposits. At December 31, 1995, net loans and leases constituted 73.7% of total deposits.

         In order to fund the Refant Program, Republic generally relied on some brokered deposits, for which it paid higher interest rate than for its retail deposits. As discussed below, Federal law restricts the ability of financial institutions to accept, renew or roll-over brokered deposits. These restrictions currently do not apply to Republic; however, it does not renew or roll-over brokered deposits. Republic sought seek to expend its deposit base thereby reducing its need to obtain brokered deposits as a source of funding, by expanding its customer base through the proposed merger and opening new branches.

         Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1993 ("FDICIA"), place limitations on the ability of insured depository institutions to accept, renew, or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept , renew, or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or roll-over such deposits. For the purposes of these regulations, Republic was a "well-capitalized" depository institution at December 31, 1995.


Item 7:   Financial Statements

          The financial statements of the Company begin in Exhibit A on page 36.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 annual meeting of shareholders scheduled for April 29, 1997.

         Set forth below is certain information with respect to each of the nominees for election to the Board of Directors, as well as to each of the other continuing directors of the Corporation, including name, age, current class, the period during which such person has served as a Director of the Corporation, if any, such person's principal occupation and employment during the past five years and the amount and percentage of the Corporation's Common Stock (based upon 3,417,562 shares of Common Stock issued and outstanding as of March 14,
1997) beneficially owned (as determined in accordance with Rule 13d-3 of the 1934 Act) by such person as of March 14, 1997. It is the intention of the persons named in the accompanying form of proxy to vote for all those nominees listed above.

                                                                                                Corporation's Common Stock
                                                     Position With the                              Beneficially Owned,
                           Current            Corporation/Principal Occupation     Director     Directly or Indirectly, on
         Name               Class     Age        During the Past Five Years          Since             March 14, 1997
                                                                                                    Amount       Outstanding
Harry D. Madonna, Esq.  *     III      54    Chairman of the Board of the            1988           196,410          6.92%
                                             Corporation; Partner, Blank, Rome,
                                             Comisky & McCauley, 1977 to
                                             present.

Michael J. Bradley            III      51    Vice Chairman of the Board of the       1988            40,000          1.41%
                                             Corporation and the Bank; Executive
                                             Vice President, Acute and
                                             Ambulatory Services, Mercy Health
                                             Corporation of Southeastern
                                             Pennsylvania; Principal, Paragon
                                             Management Group, Inc. (management
                                             consulting), 1991 to present.

Kenneth  Adelberg  *          I        45    Director of the Corporation and the     1988            67,222          2.37%
                                             Bank; President of The Hifi House
                                             Group of Companies
                                             (telecommunications equipment),
                                             1976 to present

William Batoff  *             I        62    Director of the Corporation and the     1988            37,989          1.34%
                                             Bank; President, Pioneer of
                                             Philadelphia Title Insurance
                                             Company, 1973 to 1993; Senior
                                             Consultant, Cassidy & Associates
                                             (government relations consulting
                                             firm), 1992 to present

Daniel S. Berman  *        II          36    Director of the Corporation and the     1988            24,908           .88%
(Nominee)                                    Bank; President, Berman Development
                                             Corporation (real estate
                                             development), 1990 to present

John F. D'Aprix            II          53    Director of the Corporation and the     1991             8,000           .28%
(Nominee)                                    Bank; President, Pennsylvania
                                             College of Podiatric Medicine,
                                             March 1995 to present; Chairman and
                                             CEO of HouseCare America, Inc.
                                             (Managed home healthcare), 1993 to
                                             present; Chairman Artran Scanning
                                             Technology (Imaging services),
                                             12/91 to 12/92

Sheldon E. Goldberg         I          64    Director of the Corporation and the     1989            45,750          1.61%
                                             Bank; General Partner, Cumberland
                                             Advisors, Vineland, NJ (investment
                                             advisers), 1973 to present

                                                                                                Corporation's Common Stock
                                                     Position With the                              Beneficially Owned,
                           Current            Corporation/Principal Occupation     Director     Directly or Indirectly, on
         Name               Class     Age        During the Past Five Years          Since             March 14, 1997
                                                                                                    Amount       Outstanding

Gerald Levinson             III        64    Director of the Corporation and the     1989            6,252            .22%
                                             Bank; Independent Financial
                                             Consultant, July 1985 to present;
                                             Director; The Lannett Company
                                             (public pharmaceutical company),
                                             1979 to present.

Eustace W. Mita   *        II       45       Director of the Corporation and the     1988           48,928           1.72%
(Nominee)                                    Bank; Chief Operating Officer ,
                                             HAC Group, Inc. (training
                                             consulting), 1989 to present.

Neal I. Rodin  *           III      58       Director of the Corporation and the     1988           79,526           2.80%
                                             Bank; President, The Rodin Group
                                             (real estate investment), 1975 to
                                             present.

James E. Schleif           II       54       Director of the Corporation and the     1993           16,000            .56%
(Nominee)                                    Bank; Executive Vice President,
                                             Administration and Finance, Mercy
                                             Health Corporation of Southeastern
                                             Pennsylvania (Chief Financial
                                             Officer) 1978 to present.

Zeev Shenkman               I       45       Executive Vice President and Chief      --            120,000           4.21%
(Nominee)                                    Financial Officer of Global Sports,
                                             Inc. 1996 to present. Executive
                                             Vice President and Chief Financial
                                             Officer of Today's Man, Inc. 1984
                                             to 1995. Former director of
                                             ExecuFirst Bancorp, parent company
                                             of First Executive Bank.

Steven J. Shotz  *         III      51       Director of the Corporation and the     1988          119,529           4.21%
                                             Bank; President of Quantum Group,
                                             Inc. (Venture capital group), 1995
                                             to present; President and Chief
                                             Executive Officer, Shotz, Miller,
                                             Glusman, Footer & Magarick, P.C.,
                                             (Accounting firm), 1980 to 1994.

Rolf A. Stensrud  *         I       58       Director and Chief Operating            1988           58,339           2.06%
                                             Officer of the Corporation;
                                             President and Chief Executive
                                             Officer of the Bank; former
                                             President and Chief Executive
                                             Officer Republic Bankcorporation
                                             and Republic Bank.

Harris Wildstein, Esq. *   II       51       Director of the Corporation and the     1988          138,756           4.89%
(Nominee)                                    Bank; President of R&S Imports,
                                             Ltd. and Vice President of HVW,
                                             Inc. (Auto dealerships), 1978 to
                                             present

All continuing                                                                                     949,271          27.85%
directors and
nominees as a group
(15 persons)

---------------------------------

*    Previously a member of the Board of Directors of Republic.

Item 10: Executive Compensation


         The following table shows the annul compensation of the Chief Executive Officer of the Company and the Bank and the Bank's most highly compensated executive officers for the fiscal years 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                     Other                    All Other
                                                                                    Annual                       Annual
Name & Principal Position               Year            Salary         Bonus          Comp        Options          Comp
Zvi H. Muscal                           1996          $220,000            $0        $9,000                      $16,036
President of the Corporation            1995           220,000             0        15,000                       16,036
Chairman of the Bank                    1994           220,000        35,000        15,000        $12,000        16,036

Rolf A. Stensrud                        1996           175,000        50,000
Executive Vice President and            1995           165,000        50,000
Chief Operating Officer of the          1994           155,000             0        17,615         23,827
Corporation; President of the
Bank

Kevin J. Gallagher                      1996           105,000        31,069                        5,000
Executive Vice President and            1995            95,000
Chief Lending Officer of the            1994            85,000
Bank

Jerome D. McTiernan                     1996            95,000        10,000
Executive Vice President                1995            90,000
of the Bank                             1994            85,000

George S. Rapp                          1996           105,000        15,000                        5,000
Executive Vice President and            1995           105,000
Chief Financial Officer of the
Corporation; Executive Vice
President and Chief Operating
Officer of the Bank


Employment Agreements

Zvi H. Muscal

          Mr. Muscal was employed by the Corporation pursuant to an employment agreement the term of which shall continue until the expiration of four (4) years from the date a notice of termination of the employment agreement is given by either party, unless Mr. Muscal's 65th birthday shall occur during such period, in which case the termination shall be deemed effective as of such birthday (the "Employment Agreement"). Under the Employment Agreement, Mr. Muscal presently receives an annual base salary of $220,000 per year. The base salary payable to Mr. Muscal may be increased, based upon a review of his performance. Mr. Muscal may also receive bonuses at the discretion of the Board. Mr. Muscal's salary will continue to be paid for six months following his death, if he dies during the term of the Employment Agreement. If Mr. Muscal's employment is terminated for other than "good cause", as defined in the Employment Agreement, or disability, Mr. Muscal will be entitled to receive all of his salary and benefits for the remaining term of the Employment Agreement. If Mr. Muscal terminates his employment prior to June 30, 1999, he will forfeit certain of his existing stock options in accordance with a schedule established in the Employment Agreement (1).

          Pursuant to the terms of the Employment Agreement, Mr. Muscal is eligible to (i) receive options to purchase shares of Common Stock, in the discretion of the Compensation Committee; and (ii) participate in any short and long-term incentive compensation plans established by the Corporation. Mr. Muscal is also provided with a car (at a monthly expense to the Corporation of approximately $1,000, including insurance, car phone and parking) and a term life insurance policy in principal amount equal to three (3) times his annual salary. The Corporation also reimburses Mr. Muscal for certain travel and entertainment expenses incurred in connection with his duties, including, but not limited to, membership fees in certain private clubs. The Corporation has established a supplemental retirement plan in which Mr. Muscal participates, pursuant to which the Corporation makes contributions to fund future benefits at a rate not greater than 15% of annual cash compensation.

         The Bank also is required to provide Mr. Muscal with disability insurance pursuant to the terms of the Employment Agreement. If Mr. Muscal is unable to perform his duties due to a disability (as defined in the Employment Agreement), he is entitled to receive his full salary and other benefits until such time as the Bank terminates the Employment Agreement. The Bank may exercise its termination right if Mr. Muscal is disabled for six consecutive months or for eight months out of any twelve month period. If Mr. Muscal resumes his duties within thirty days of such a notice and thereafter continues to work for a period of six months, the termination notice will have no effect. If the Bank does not terminate and the disability continues for more than six months, Mr. Muscal shall only be eligible to receive total salary and benefits equaling two thirds of his then current salary, including disability insurance and social security benefits.

         The Employment Agreement prohibits Mr. Muscal, during the term thereof and for two years thereafter, from associating in any capacity (other than as a less than 5% shareholder or as a customer) with any company or bank which competes with the Corporation and/or with the Bank in the counties of Philadelphia, Montgomery, Bucks, Delaware or Chester in Pennsylvania or in the counties of Burlington, Camden and Gloucester in New Jersey or the county of Wilmington in Delaware ("Competing Entities"). The Employment Agreement provides for the non-disclosure by Mr. Muscal of confidential information acquired by him in the context of his employment.

         The Employment Agreement provides that, unless he otherwise consents in writing, Mr. Muscal shall, during the term of the Employment Agreement, serve as the President of the Corporation and Chairman of the Bank, but that in the event of a "change in control", as defined in the Employment Agreement, of the Bank or the Corporation, wherein the Corporation or the Bank is acquired by a financial institution with a significantly greater net worth than the Corporation and the Bank, if requested to do so, Mr. Muscal will step down from his positions, so long as his continuing duties are consistent with those of a senior executive officer; only one person is senior to him in such continuing entity; and his duties are to be performed primarily in the Philadelphia area.

(1) Effective February 28, 1997 Mr. Muscal resigned as officer and director of the Bank, terminated the employment agreement and executed a consulting agreement with the Bank.

Rolf A. Stensrud

         As of June 6, 1996, Mr. Stensrud became Executive Vice President and Chief Operating Officer of the Corporation and President and co-Chief Executive Officer of the Bank, pursuant to the terms and conditions of an employment agreement with the Corporation and the Bank (the "Stensrud Agreement"). The Stensrud Agreement provides for an initial term of three years which will automatically renew for successive one-year terms until terminated by the parties. Under the Stensrud Agreement, Mr. Stensrud will receive an annual base salary of $175,000 per year. In addition, Mr. Stensrud is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, including expenses for one lunch club and annual dues for one golf club;
(ii) participate in any bonus stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by First Republic Bank or the Corporation for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) use a car to be provided by First Republic Bank. If Mr. Stensrud's employment is terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Stensrud will be entitled to receive his salary and benefits for certain specified periods of time. The Stensrud Agreement provides for the non-disclosure by Mr. Stensrud of confidential information acquired by him in the context of his employment.

George S. Rapp

         As of June 6, 1996, the Corporation and the Bank entered into an employment agreement with Mr. Rapp. Pursuant to the Agreement, Mr. Rapp is employed as Executive Vice President and Chief Operating Officer of the Corporation and the Bank for a one-year term at an annual base salary of $105,000. The term of the Agreement will be automatically extended for successive one-year periods unless terminated by either party upon 90 days written notice prior to the end of any such year. Mr. Rapp is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in the Corporation's Stock Option Plan and all other employee benefit plans. The Corporation maintains a life insurance policy for the benefit of Mr. Rapp's designated beneficiaries and provides him with use of an automobile and the reimbursement of certain expenses related to the use of such automobile and to his employment.

Kevin J. Gallagher

         As of June 6, 1996, the Corporation and the Bank entered into an employment agreement with Mr. Gallagher. Pursuant to the Agreement, Mr. Gallagher is employed as Executive Vice President and Chief Lending Officer of the Company and the Bank for a one-year term at an annual base salary of $105,000. The term of the Agreement will be automatically extended for successive one-year periods unless terminated by either party upon 90 days written notice prior to the end of any such year. Mr. Gallagher is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in the Corporation's Stock Option Plan and all other employee benefit plans. The Corporation maintains a life insurance policy for the benefit of Mr. Gallagher's designated beneficiaries and provides him with use of an automobile and the reimbursement of certain expenses related to the use of such automobile and to his employment.





Item 11: Security Ownership of Certain Beneficial Owners and Management

                       OPTIONS GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                               (c) % Total Option         (d) Exercise or
                                        (b) Options          Granted to Employees/          Base Price       Expiration
   (a) Name                              Granted            Directors In Fiscal Year          ($/Sh)            Date
   Harry D. Madonna                       85,019                     46.6%                     6.36           06/2006
   Michael J. Bradley                     15,000                      8.2%                     7.69           10/2006
   Kenneth Adelberg                        1,000                       .5%                     7.69           10/2006
   Daniel S. Berman                        1,000                       .5%                     7.69           10/2006
   Sheldon E. Goldberg                    15,000                      8.2%                     7.69           10/2006
   Allen L. Kramer                         1,000                       .5%                     7.69           10/2006
   Steven J. Shotz                        40,000                     21.9%                     7.69           10/2006
   Harris Wildstein                       15,000                      8.2%                     7.69           10/2006
   George S. Rapp                          5,000                      2.7%                     7.69           10/2006
   Kevin J. Gallagher                      5,000                      2.7%                     7.69           10/2006
                                    --------------------

                                          183,019
                                    --------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                          (d) # of Securities
                                                        Underlying Unexercised
                (b) Shares Acquired      (c) Value      Options at FYI-End (#)
   (a) Name         on Exercise (#)      Realized ($)  Exercisable/Unexercisable

      None              None                None                     None

REPORT ON REPRICING OF OPTIONS

         In the past, certain officers and Directors of the Corporation had been periodically granted options under the Corporation's Stock Option Plan at varying exercise prices. The exercise prices for all such options are currently below the fair market value of the Corporation's Common Stock. The stated purpose of the Corporation's Stock Option Plan is to compensate executive officers and directors for their individual efforts on behalf of the Corporation and the Bank by tying a portion of such executive officer's compensation to the performance of the Corporation's common stock. The Option Committee believes, however, that in certain circumstances where the exercise price of all stock options granted to an executive officer exceeds the market price of the Common Stock, an adjustment in the exercise price may be required in order to accomplish the purposes of the stock option plan and to fairly compensate such executive officers. After a review of all the relevant factors, the Option Committee determined in May 1995 that 12,000 options previously granted to Mr. Muscal, with an exercise price of $8.50 per share, should be repriced at the then current market price of $4.98 per share but that no additional options would be granted in 1995. The number of options repriced represents the number of options which have historically been granted to Mr. Muscal on an annual basis. The Compensation Committee believes that this strikes the appropriate compensation balance by setting realistic and attainable performance goals while maintaining the aggregate total of options granted under the stock option plan.

         The Corporation's director compensation plan throughout 1996 provided that each director would receive $500 for each Board meeting and $250 for each Committee meeting attended. Pursuant to such plan, a total of $92,950 in director fees was accrued and a total of $83,200 was paid for services rendered during 1996; no director received more than $12,400.

Item 12:  Certain Relationships and Related Transactions

         Certain of the directors of the Corporation and/or their affiliates have loans outstanding from the Bank. All such loans were made in the ordinary course of the Bank's business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features..

Item 13:  Exhibits and Reports on Form 8-K

          A.   Financial Statements.................................... Page 36

               (1)  Report of Independent Accountants

               (2) Consolidated Balance Sheets dated respectively, December 31, 1996 and December 31, 1995.

               (3) Consolidated Statements of Income for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

               (4) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

               (5) Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

               (6)  Notes to Consolidated Financial Statements.

          B.   Exhibits

               The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB)

               Exhibit No.

               3(a) Amended and Restated Articles of Incorporation of the
                    Company, as amended.*

               3(b) Amended and Restated Bylaws of the Company.*

               4(b)(i) Amended and Restated Articles of Incorporation of the
                    Company, as amended.*

               4(b)(ii) Amended and Restated Bylaws of the Company.*

               10   Amended and Restated Material Contracts.- None

               10(a) Amended and Restated Employment Agreement between the
                    Company and Zvi H. Muscal.*

               10(b) Agreement and Plan of Merger by and between the Company and
                    Republic Bancorporation, Inc. dated November 17, 1995.*

               11   Computation of Per Share Earnings

                                                                                         At December 31,
                                                                                 1996           1995           1994
Net income                                                                    $2,713,000     $  603,000     $  807,000
Primary earnings per common share                                             $     1.10     $     0.38     $     0.50
Fully diluted earnings per common share                                       $     1.06     $     0.38     $     0.50
Primary weighted average common shares and common stock equivalents            2,467,094      1,604,411      1,604,411
Fully diluted weighted average common shares and common stock equivalents      2,568,520      1,604,411      1,604,411

               21   Subsidiaries of the Company.

                    First Republic Bank (the "Bank"), the Company's sole
               subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors.

               27   Financial Data Schedule.

                    All other schedules and exhibits are omitted because they
               are not applicable or because the required information is set out in the financial statements or the notes thereto.

* Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.

Reports on Form 8-K

         The Company filed Form 8-K on March 20, 1997 announcing the Company's declaration of a 20% stock dividend with a record date of March 4, 1997 and a payment date of April 15, 1997. Total Outstanding shares of common stock will increase to approximately 3.4 million.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

                                        FIRST REPUBLIC BANCORP, INC.


Date      March 28, 1997                By: /s/Rolf Stensrud
                                            Rolf Stensrud
                                            Executive Vice President
                                            Chief Operating Officer

Date      March 28, 1997                By: /s/ George S. Rapp
                                            George S. Rapp, Executive Vice
                                            President and Chief Financial
                                            Officer



         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date  March 28, 1997     /s/Gerald Levinson            /s/ Harry D. Madonna, Esq.
                         Gerald Levinson,              Director Chairman of the Board

                         /s/ Eustace W. Mita           /s/Kenneth Adelberg
                         Eustace W. Mita, Director     Kenneth Adelberg, Director

                         /s/ John M. O'Donnell, Ph.D.  /s/William Batoff
                         John M. O'Donnell, Director   William Batoff, Director

                         /s/ Neal I. Rodin             /s/Daniel S. Berman
                         Neal I. Rodin, Director       Daniel S. Berman, Director

                         /s/James E. Schleif           /s/ Michael J. Bradley
                         James E. Schleif, Director    Michael J. Bradley, Director and Vice
                                                       Chairman of the Board

                         /s/Steven J. Shotz            /s/ John F. D'Aprix
                         Steven J. Shotz, Director     John F. D'Aprix, Director

                         /s/Rolf A. Stensrud           /s/Sheldon E. Goldberg
                         Rolf A. Stensrud, Director    Sheldon E. Goldberg, Director

                         /s/ Harris Wildstein, Esq.    /s/ Allen L. Kramer
                         Harris Wildstein, Esq.,       Allen L. Kramer, Director
                         Director

                        Exhibit A. Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                          FIRST REPUBLIC BANCORP, INC.

                                                                            Page

Report of Independent Accountants                                        38 - 39

Consolidated Balance Sheets as of  December 31, 1996, and
December 31, 1995                                                             40

Consolidated Statements of Income for the years ended
December 31, 1996 December 31, 1995 and December 31, 1994                     41

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1996, December 31,
1995 and December 31, 1994                                                    42

Consolidated Statements of Cash Flows for the years
ended December 31, 1996 December 31, 1995 and December 31,
1994                                                                          43

Notes to Consolidated Financial Statements                               44 - 58

                       REPORTS OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
of First Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of First Republic Bancorp, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all materials respects, the consolidated financial position of First Republic Bancorp, Inc. and Subsidiary as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 30, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Republic Bancorporation, Inc.:

We Have audited the accompanying consolidated balance sheet for each of the two years in the period ended December 31, 1995 of Republic Bancorporation, Inc. and subsidiaries(the "Bank") as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. these financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
March 1, 1996
(Except Note 1 related to the merger
 which is dated June 7, 1996)

                   FIRST REPUBLIC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (dollars in thousands)

ASSETS:                                                              1996            1995
Cash and due from banks                                          $  7,716        $  2,884
Interest - bearing deposits with banks                                665              39
Federal funds sold                                                  7,115             933
                                                                 --------        --------
    Total cash and cash equivalents                                15,496           3,856

Securities available for sale, at fair value                        5,900           4,348
Securities held to maturity, at amortized cost                     75,054          34,004

Loans receivable, net                                             170,002          85,183
Premises and equipment, net                                           711             321
Real estate owned, net                                                295             295
Accrued income and other assets                                     6,337           3,056
                                                                 --------        --------

Total Assets                                                     $273,795        $131,063
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                    $ 32,611        $ 12,570
Demand - interest-bearing                                          10,181           1,429
Money market and savings                                           27,240          11,598
Time                                                              150,800          82,757
Time over $100,000                                                 29,227           8,070
                                                                 --------        --------
    Total Deposits                                                250,059         116,424

Subordinated debt                                                       0           3,400
Accrued expenses and other liabilities                              5,365           2,617
                                                                 --------        --------

Total Liabilities                                                 255,424         122,441
                                                                 --------        --------

Commitments and contingencies (Note 10)

Shareholders' Equity:

Common stock, par value $.01 per share; 25,000,000 shares              28              16
  authorized; shares issued and outstanding 2,847,969 and
  1,604,411 as of December 31, 1996 and 1995 respectively

Additional paid in capital                                         13,687           6,647
Retained earnings                                                   4,653           1,940
Unrealized gain on securities available for sale, net of
  deferred taxes                                                        3              19
                                                                 --------        --------
Total Shareholders' Equity                                         18,371           8,622
                                                                 --------        --------

Total Liabilities and Shareholders' Equity                       $273,795        $131,063
                                                                 ========        ========

                (See notes to consolidated financial statements)

                        CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1996, 1995 and 1994
                (dollars in thousands, except for per share data)

                                                     1996           1995           1994
Interest income:
        Interest and fees on loans             $   11,798     $    7,710     $    5,521
        Interest on federal funds sold              1,346            176            278
        Interest on deposits in banks                  20              0              0
        Interest on investments                     3,739          2,016          1,442
                                               ----------     ----------     ----------
                                                   16,903          9,902          7,241
                                               ----------     ----------     ----------
Interest expense:
        Demand - interest-bearing                     140             33             30
        Money market and savings                      674            516            637
        Time                                        7,069          4,485          2,398
        Time over $100,000                          1,594            519            599
        Other borrowings                                0             62             25
        Subordinated debt                             238            276            255
                                               ----------     ----------     ----------
                                                    9,715          5,891          3,944
                                               ----------     ----------     ----------

Net interest income                                 7,188          4,011          3,297
Provision for possible loan losses                    155            223            323
                                               ----------     ----------     ----------

Net interest income after provision for
           possible loan losses                     7,033          3,788          2,974
                                               ----------     ----------     ----------

Non-interest income:
        Service fees                                  170            155            219
        Refant program revenue                      2,080              0            877
        Other income                                  364              0              0
                                               ----------     ----------     ----------
                                                    2,614            155          1,096
                                               ----------     ----------     ----------

Non-interest expenses:
        Salaries and employee benefits              2,872          1,592          1,284
        Occupancy expenses                            696            470            425
        Professional fees                             282            327            354
        Equipment                                     205             94             96
        Other operating expenses                    1,526            566            674
                                               ----------     ----------     ----------
                                                    5,581          3,049          2,833
                                               ----------     ----------     ----------

Income before income taxes                          4,066            894          1,237

Provision  for income taxes                         1,353            291            430
                                               ----------     ----------     ----------

Net income                                     $    2,713     $      603     $      807
                                               ==========     ==========     ==========

Earnings per common share:
  Primary                                      $     1.10     $     0.38     $     0.50
  Fully diluted                                $     1.06     $     0.38     $     0.50

Weighted average common shares
  outstanding and common stock equivalents
  Primary                                       2,467,094      1,604,411      1,604,411
  Fully diluted                                 2,568,520      1,604,411      1,604,411

                (See notes to consolidated financial statements)

                   FIRST REPUBLIC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                          (dollar amounts in thousands)

                                                                   1996           1995           1994
Cash flows from operating activities:
  Net income                                                  $   2,713      $     603      $     807
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for possible loan losses                               155            223            323
   Depreciation and amortization                                     62             89             82
   Amortization of securities                                       131             57             28
   Realized gain on sale of real estate owned                       (18)             0              0
   Decrease (increase) in accrued income and other assets           824           (697)          (349)
   Increase (decrease) in accrued expenses and other
      liabilities                                                   693          1,354           (344)
                                                              ---------      ---------      ---------
   Net cash provided by operating activities                      4,560          1,629            547
                                                              ---------      ---------      ---------

 Cash flows from investing activities:
   Acquisition of ExecuFirst Bancorp, Inc.                       11,952              0              0
   Purchase of securities:
     Available for sale                                          (1,000)        (4,022)             0
     Held to maturity                                           (24,650)        (6,330)        (2,141)

   Proceeds from maturities and calls of securities:
     Available for sale                                           1,500              0              0
     Held to maturity                                             5,500              0              0
   Principal collected on MBS's and CMO's:
     Available for sale                                             691              0              0
     Held to maturity                                             6,517            180            383
   Net increase in loans                                        (11,937)       (14,043)        (9,295)
   Proceeds from the sale of real estate owned                       86              0              0
   Premises and equipment expenditures                             (556)          (401)           (73)
                                                              ---------      ---------      ---------
   Net cash used in investing activities                        (11,897)       (24,616)       (11,126)
                                                              ---------      ---------      ---------

Cash flows from financing activities:
   Net increase in demand and money market                        7,628          5,570          2,266
   Net increase (decrease) in time deposits                      14,749         22,888         (3,284)
   Issuance (redemption of) subordinated debt                    (3,400)             0          3,400
   Net increase (decrease) in borrowed funds                          0         (5,583)         1,583
                                                              ---------      ---------      ---------
   Net cash provided by financing activities                     18,977         22,875          3,965
                                                              ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents                 11,640           (112)        (6,614)

Cash and cash equivalents, beginning of period                    3,856          3,968         10,582
                                                              ---------      ---------      ---------

Cash and cash equivalents, end of period                      $  15,496      $   3,856      $   3,968

Supplemental disclosures:
   Interest paid                                              $   8,409      $   4,571      $   3,890
   Income taxes paid                                          $   1,105      $     290      $     443
Non-cash investing and financing activities:
    Acquisition of ExecuFirst Bancorp, Inc.:
        FMV of assets acquired                                $(108,415)     $       0      $       0
        FMV of liabilities assumed                              113,315              0              0
        Stock issued                                              7,052              0              0
                                                              ---------      ---------      ---------
        Total cash received, net of merger related costs      $  11,952      $       0      $       0
                                                              ---------      ---------      ---------
   Non-monetary transfers from loans to real estate owned     $      68      $      70      $       0

                (See notes to consolidated financial statements)

                   FIRST REPUBLIC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY For the years
                     ended December 31, 1996, 1995 and 1994
                          (dollar amounts in thousands)

                                                                                         Unrealized
                                                                                            Gain
                                                    Additional                         on Securities            Total
                                       Common          Paid in          Retained          Available        Shareholders'
                                        Stock          Capital          Earnings           for Sale             Equity

Balance January 1, 1994                $    16          $ 6,647          $   530           $     0           $ 7,193

Net income for the year                      0                0              807                 0               807
                                       -------          -------          -------           -------           -------

Balance December 31, 1994                   16            6,647            1,337                 0             8,000

Net income for the year                      0                0              603                 0               603

Unrealized gain on securities
    available for sale                       0                0                0                19                19
                                       -------          -------          -------           -------           -------

Balance December 31, 1995                   16            6,647            1,940                19             8,622

Acquisition of Execufirst                   12            7,040                0                 0             7,052
Bancorp, Inc.

Net income for the year                      0                0            2,713                 0             2,713

Change in unrealized gain
    on securities available
    for sale                                                  0                0               (16)              (16)
                                       -------          -------          -------           -------           -------

Balance December 31, 1996              $    28          $13,687          $ 4,653           $     3           $18,371
                                       =======          =======          =======           =======           =======


                (See notes to consolidated financial statements)

                   FIRST REPUBLIC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization:

     First Republic Bancorp, Inc. (formerly known as "Republic Bancorporation") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. (the "Company"). Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

     The December 31, 1996 Consolidated Balance Sheet reflects the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The merger was accounted for as a reverse acquisition of ExecuFirst by Republic. Solely for accounting and financial reporting purposes, Republic is considered the acquiring entity because Republic shareholders acquired the majority of the combined Company's common stock, even though ExecuFirst is the surviving entity and is the entity issuing common stock. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding shares of ExecuFirst of approximately 1,226,000 at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

     The purchase price has been allocated to the respective assets acquired and the liabilities based on their estimated fair market values, net of applicable income tax effects. Negative goodwill in the amount of $1,045,000 was generated for purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative goodwill remains after application to these non-current assets.

     The following unaudited pro forma information presents a summary of the consolidated results if the merger had occurred at the beginning of such periods presented.

     (Dollar amounts in thousands, except for per share data)

                                                 Year ended December 31,
                                          1996                           1995

           Net interest income           $9,337                         $9,404

           Net income                    $2,954                         $1,454

           Earnings per share             $0.98                          $0.51

     The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they necessarily indicative of future operating results.

     As a result of the merger, supervisory agreements of ExecuFirst, between the Federal Reserve Bank and the PA Department of Banking were terminated. The bank is subject to examination and extensive regulation by the Pennsylvania Banking Department and the Federal Reserve Board. Its deposits are insured by the FDIC to the individual deposit limits established by law.

2.   Summary of Significant Accounting Policies:

          Principles of Consolidation:

     The consolidated financial statements of the Company include the accounts of First Republic Bancorp, Inc. and its wholly-owned subsidiary, First Republic Bank ("the Bank"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          Risks and Uncertainties and Certain Significant Estimates:

     The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to change in the interest rate environment.

     Additionally, the Company derives fee income from the Bank's participation in a program (the "Refant" program) which indirectly funds consumer loans collateralized by federal income tax refunds. Approximately $2.2 million in gross revenues were collected on these loans during 1996. The Company is participating in the program again in 1997, however, tax code changes, banking regulations, as well as business decisions by the parties involved in the program may affect future participation in the program.

     Significant estimates are made by management in determining the allowance for possible loan losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for possible loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for possible loan losses and the carrying values of the real estate owned could differ materially in the near term.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which included December 31, 1996 and 1995 were $798,000 and $257,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

          Investment Securities:

     The Company adopted Statement of Financial Accounting Standards No. 115, ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. SFAS No. 115 requires debt and equity securities to be classified in one of three categories, as applicable, and to be accounted for as follows: debt securities which the Company has positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity.

     As of December 31, 1996 and 1995, shareholders' equity was increased by $3,000 and $19,000 , respectively as the result of unrealized gains on securities available for sale. Shareholders' equity was unaffected by the adoption of SFAS No. 115 at December 31, 1994.

     Investment securities classified as held to maturity are carried at amortized cost, and are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Investments securities that are held for an indefinite period of time are classified as available for sale, and are carried at fair market value. Such items include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains or losses on the sale of securities during 1996, 1995 or 1994. Additionally, the Bank does not have any trading securities.

     As permitted under SFAS No. 115, concurrent with the merger, the Company reclassified a portion of ExecuFirst's securities available for sale with an amortized cost of $30,259,000 to securities held to maturity, as of the merger date of June 7, 1996. This one-time reclassification was done to reposition the investment security portfolio to be consistent with the Company's Asset/Liability Management policy and the anticipated future liquidity requirements of the Company.

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

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") on January 1, 1995. SFAS 114 requires an adjustment to the carrying value of a loan through the provision for possible credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay, those less than 90 days, or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS 114 did not have a material impact on financial position or the results of operations, for the years ended December 31, 1996 or 1995.

     The Company considers residential mortgage loans and consumer loans, including home equity lines of credit, to be small balance homogeneous loans. These loan categories are collectively evaluated for impairment. Commercial business loans and commercial real estate loans are individually measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair market value of the collateral.

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

          Real Estate Owned:

     Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value minus estimated costs to sell the property.

          Income Taxes:

     Deferred income taxes are recorded for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is probable that some portion or all of the deferred tax assets will not be realized.

          Earnings Per Common Share:

     Earnings per common share is computed by using the weighted average number of common shares outstanding and common stock equivalents during each period presented. Common stock equivalents consist of dilutive stock options granted through the company's stock option plan. See note 16.

          New Accounting Pronouncements:

     In June 1996, the FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which is effective for the Company beginning January 1, 1997. SFAS No. 125, which is to be applied prospectively, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the concept of control. It is anticipated that the adoption of SFAS No. 125 will not have a material effect on the financial position or results of operations of the Company.

3.   Investment Securities:

     Investment securities available for sale as of December 31, 1996 are as follows:

                                              Gross Unrealized     Gross Unrealized     Estimated Fair
                            Amortized Cost         Gains                Losses               Value
U.S. Treasuries              $  998,000          $    3,000          $        0           $1,001,000
U.S.Gov't  Agencies           4,128,000               8,000              (5,000)           4,131,000
CMOs                            770,000                   0              (2,000)             768,000
                             ----------          ----------          ----------           ----------

Total                        $5,896,000          $   11,000          $   (7,000)          $5,900,000
                             ----------          ----------          ----------           ----------

     Investment securities held to maturity as of December 31, 1996 are as follows:

                                                        Gross Unrealized      Gross Unrealized       Estimated Fair
                                    Amortized Cost            Gains                Losses               Value
U.S. Gov't Agencies                  $49,214,000          $   661,000          $  (293,000)          $49,582,000
CMOs                                  23,682,000               14,000             (129,000)           23,567,000
Other Investment Securities            2,158,000                    0                    0             2,158,000
                                     -----------          -----------          -----------           -----------

Total                                $75,054,000          $   675,000          $  (422,000)          $75,307,000
                                     -----------          -----------          -----------           -----------

     Investment securities available for sale as of December 31, 1995 are as follows:

                                      Gross Unrealized    Gross Unrealized     Estimated Fair
                   Amortized Cost          Gains              Losses               Value
U.S. Gov't Agencies $4,320,000          $   28,000          $        0          $4,348,000
                    ----------          ----------          ----------          ----------

Total               $4,320,000          $   28,000          $        0          $4,348,000
                    ----------          ----------          ----------          ----------

     Investment securities held to maturity as of December 31, 1995 are as follows:

                                                        Gross Unrealized     Gross Unrealized        Estimated Fair
                                    Amortized Cost            Gains               Losses                 Value
U.S. Treasuries                      $ 1,002,000          $         0          $         0           $ 1,002,000
CMOs                                  25,215,000                1,000             (194,000)           25,022,000
U.S.Gov't Agencies                     7,002,000               35,000                    0             7,037,000
Other Investment Securities              785,000                    0                    0               785,000
                                     -----------          -----------          -----------           -----------

Total                                $34,004,000          $    36,000          $  (194,000)          $33,846,000
                                     -----------          -----------          -----------           -----------

     The Company held an investment in stock of the Federal Reserve Bank in accordance with regulatory requirements, with a carrying value of $521,000 and $200,000 as of December 31, 1996 and 1995, respectively which are included in Other Investment Securities. Also included in Other Securities is investments in the stock of the Federal Home Loan Bank of Pittsburgh of $318,000 and $305,000 at December 31, 1996 and 1995, respectively.

     The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 1996 are as follows:

                                                     Held to Maturity                         Available for Sale
                                             Amortized          Estimated Fair       Amortized Cost         Estimated Fair
                                                Cost                 Value                                       Value
Due in 1 year or less                        $         0          $         0          $ 1,500,000          $ 1,501,000
After 1 year to 5 years                       15,986,000           15,943,000                    0                    0
After 5 years to 10 years                     20,272,000           20,513,000            2,571,000            2,570,000
Mortgage-backed securities and CMOs           36,638,000           36,693,000            1,825,000            1,829,000
Other Investment Securities                    2,158,000            2,158,000                    0                    0
                                             -----------          -----------          -----------          -----------

        Total                                $75,054,000          $75,307,000          $ 5,896,000          $ 5,900,000
                                             -----------          -----------          -----------          -----------


     Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities and CMOs are shown separately due to the amortization and prepayment of principal accruing throughout the life of these instruments.

     At December 31, 1996, investment securities in the amount of approximately $5,099,000 were pledged as collateral for public deposits and certain other deposits as required by law.

4.   Loans Receivable:

     Loans receivable at December 31, consist of the following:

                                                                    1996                  1995
               Commercial and industrial                      $  45,007,000         $  23,183,000
               Real estate - mortgage                           123,256,000            61,134,000
               Consumer and other                                 3,831,000             1,546,000
                                                              -------------         -------------
                                                                172,094,000            85,863,000

               Less allowance for possible loan losses           (2,092,000)             (680,000)
                                                              -------------         -------------

               Total loans receivable, net                    $ 170,002,000         $  85,183,000
                                                              -------------         -------------

     The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,892,000 million and $526,000, at December 31, 1996 and 1995 respectively, of which $845,000 and $10,000 respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1996 and 1995 were $1,047,000 and $516,000, respectively. For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $1,573,000 and $452,000, respectively. The Bank did not recognize any interest on impaired loans in 1996 or 1995.

     As of December 31, 1996, 1995 and 1994, there were loans of approximately $1,892,000, $526,000 and $878,000, respectively, which were nonperforming. If these loans were performing under their original contractual rate, interest income on such loans would have approximated $135,000, $48,060 and $26,000 for 1996, 1995 and 1994, respectively.

     The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. The Company has loans to customers whose assets and businesses are concentrated in real estate and healthcare. Repayment of these loans is in part dependent upon general economic conditions affecting these industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties.

     Included in loans are loans due from directors and other related parties of $5,226,000 and $4,454,000 at December 31, 1996 and 1995, respectively. Of loans due from directors and other related parties, approximately $4,887,000 and $3,979,000 were collateralized at December 31, 1996 and 1995, respectively. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 1996, 1995 and 1994:

                                                    1996                1995                1994
            Balance at beginning of year        $ 4,454,000         $ 2,380,000         $ 2,249,000
                 Additions                        1,826,000           2,724,000             916,000
                 Repayments                      (1,054,000)           (650,000)           (785,000)
                                                -----------         -----------         -----------

                 Balance at end of year         $ 5,226,000         $ 4,454,000         $ 2,380,000
                                                -----------         -----------         -----------


5.   Allowance for Possible Loan Losses:

     Changes in the allowance for possible loan losses for the years ended December 31, is as follows:

                                                                 1996                1995                1994
            Balance at beginning of year                  $   680,000         $   650,000         $   460.000
                Charge-offs                                  (391,000)           (212,000)           (144,000)
                Recoveries                                    120,000              19,000              11,000
                Acquisition of ExecuFirst                   1,528,000                   0                   0
                Provision for possible loan losses            155,000             223,000             323,000
                                                          -----------         -----------         -----------

            Balance at end of year                        $ 2,092,000         $   680,000         $   650,000
                                                          -----------         -----------         -----------

6.   Premises and Equipment:

     A summary of premises and equipment is as follows:

                                                               1996                           1995
     Furniture and equipment                             $1,122,000                       $715,000
     Leasehold improvements                                 404,000                        255,000
                                                         ----------                       --------
                                                          1,526,000                        970,000
     Less accumulated depreciation                         (815,000)                      (649,000)
                                                         ----------                       --------

     Net premises and equipment                            $711,000                       $321,000
                                                         ----------                       --------

     Depreciation expense on premises and equipment amounted to $166,000, $89,000 and $82,000 in 1996, 1995 and 1994, respectively.

     The Company has entered into noncancelable lease agreements for its operations center and four branch facilities, expiring through July 31, 2007. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:


         Year Ended                                          Amount

         1997                                              $461,000
         1998                                               231,000
         1999                                               363,000
         2000                                               356,000
         2001 and beyond                                  2,609,000
                                                   ----------------
         Total                                           $4,020,000
                                                   ----------------


     The Company incurred rent expense of $613,000, $427,000 and $395,000 in 1996, 1995 and 1994, respectively. Such rent expense has been computed in accordance with generally accepted accounting principles which require rent expense to be charged to expense on a straight-line basis rather than as paid.

7.   Short-Term Borrowings:

     The Company has two lines of credit totaling $7,000,000 available for the purchase of federal funds from corresponding banks. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $92 million. This maximum borrowing capacity is subject to change on a quarterly basis. As of December 31, 1996 and 1995, there were no amounts outstanding on any of the Bank's lines of credit.

8.   Income Taxes:

     In accordance with Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets and liabilities are established for the temporary difference between accounting bases and tax bases of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. Management believes that the existing net differences which give rise to the net deferred income tax assets are realizable on a more likely than not basis. The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 1996 and 1995 are as follows:

                                                                   1996                  1995
     Allowance for loan losses                                 $   320,000         $   178,000
     Net operating loss carryforward                               503,000                   0
     Deferred compensation                                         199,000             (12,000)
     Depreciation                                                  164,000              24,000
     Real estate owned                                              46,000                   0
     Other                                                         142,000              15,000
     Unrealized gain on securities available for sale               (1,000)             (9,000)
                                                               -----------         -----------
     Deferred tax asset                                          1,373,000             196,000

     Negative goodwill allocated to deferred tax asset,
         net of amortization                                      (515,000)                  0
                                                               -----------         -----------

     Deferred tax assets, net                                  $   858,000         $   196,000
                                                               -----------         -----------

     As discussed in Note 1 of the consolidated financial statements, the reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 1996, the negative goodwill allocated to the deferred tax assets was amoritized by an amount of $170,000, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill is being recorded based upon the estimated reversal period of the underling components of the deferred tax assets.

     At December 31, 1996, the Company has available approximately $1,479,000 of net operating loss carryforwards available for income tax reporting purposes which expire from 2003 through 2008.

     The following represents the components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                        1996               1995               1994
     Current provision
         Federal                                     $  950,000        $  370,000         $  398,000
         State                                          163,000                 0             15,000
     Deferred provision - Federal                       240,000           (79,000)            17,000
                                                     ----------        ----------         ----------
             Total provision for income taxes        $1,353,000        $  291,000         $  430,000
                                                     ----------        ----------         ----------


     The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes for the years ended December 31, 1996, 1995 and 1994.

                                                                 1996                1995                1994
     Tax provision computed at statutory rate             $ 1,383,000         $   304,000         $   421,000
     State income taxes net of federal tax benefit            108,000                   0              10,000
     Amortization of negative goodwill                       (170,000)                  0                   0
     Other                                                     32,000             (13,000)             (1,000)
                                                          -----------         -----------         -----------

             Total provision for income taxes             $ 1,353,000         $   291,000         $   430,000
                                                          -----------         -----------         -----------


9.   Directors and Officers Annuity Plan:

     The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of the Bank's Directors and certain officers, ranging from $15,000 to $25,000 per year for ten years. After five years of service, the Director or officer shall be 50% vested in his accrued benefit. For each additional year of service over five years, the Director or officer will be vested an additional 10% per year until he is 100% vested. The accrued benefits under the plan at December 31, 1996, 1995 and 1994 totaled $224,000, $146,000 and $90,000, respectively. The expense for the years ended December 31, 1996, 1995 and 1994 was $72,000, $56,000 and $46,000, respectively. The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1,277,000, $1,181,000 and $1,105,000 at December 31, 1996, 1995 and 1994,
     respectively, which is included in accrued interest and other assets.

10.  Commitments and Contingencies:

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $28.5 million and $15.7 million and standby letters of credit of approximately $1,129,000 and $419,000 at December 31, 1996 and 1995, respectively.

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

The Company has entered into an employment agreement with the subsidiary bank's CEO, which provides for the payment of base salary and certain benefits for a period of three years after notice of termination. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 1996 is approximately $675,000. The Company has also entered into an employment agreement with the President, Chief Operating Officer and Chief Lending Officer of the subsidiary Bank, which provides for the payment of base salary and certain benefits through the year 1997. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 1996 is approximately $633,000.

11.  Subordinated Debt:

In 1994, the Bank issued $3,400,000 of subordinated debentures due in 2001 in a private placement with a broker. Interest on the debt accrued from their date of issuance and was paid semiannually at the annual rate of 8.15%. During the fourth quarter of 1996, all of the outstanding subordinated debt was redeemed at par value.

12.  Shareholders' Equity:

In accordance with the Pennsylvania Banking Code, cash dividends by the Bank may be declared and only paid out of accumulated net earnings, as defined by the Code. At December 31, 1996, there were no dividends declared or paid.

The Bank is subject to the Federal Reserve Board's risk-based capital leverage ratio guidelines. These guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (common stock, additional paid-in capital and retained earnings) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 5%. At December 31, 1996, the aforementioned ratios are as follows:

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at December 31,:

                                                                     1996                    1995

          Tier I Capital                                  $    18,034,000         $     8,600,000
          Tier II Capital                                 $     2,092,000         $     4,080,000
                                                          ---------------         ---------------
          Total Capital                                   $    20,126,000         $    12,680,000

          Total Average Quarterly Assets                  $   271,009,000         $   130,699,000

          Total Risk-Weighted Assets (1)                  $   178,834,000         $   102,423,000

          Tier I Risk-Based Capital Ratio (2)                       10.08%                   8.40%
          Required Tier I Risk-Based Capital Ratio                   4.00%                   4.00%
                                                          ---------------         ---------------
          Excess Tier I Risk-Based Capital Ratio                     6.08%                   4.40%

          Total Risk-Based Capital Ratio (3)                        11.25%                  12.38%
          Required Total Risk-Based Capital Ratio                    8.00%                   8.00%
                                                          ---------------         ---------------
          Excess Total Risk-Based Capital Ratio                      3.25%                   4.38%


          Tier I Leverage Ratio (4)                                  6.65%                   6.58%
          Required Tier I Leverage Ratio                             5.00%                   5.00%
                                                          ---------------         ---------------
          Excess Tier I Leverage Ratio                               1.65%                   1.58%

---------------------------------
(1)  Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

13.  Retirement Plan:

The Company maintains a Supplemental Retirement Plan for its Chief Executive Officer which provides for payments of approximately $100,000 a year, commencing for a ten-year period upon retirement or death. A life insurance contract has been purchased to insure against all or a portion of the payments which may be required prior to the anticipated retirement date of the officer.

The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions up to 6% of compensation and a 50% matching Company or Bank contribution limited to 3%. The total expense relating to the plan was $47,000 and $33,000 in 1996 and 1995, respectively. There was no expense in 1994.

14.  Fair Value of Financial Instruments:

The disclosure of the fair value of all financial instruments is required, whether or not recognized on the balance sheet, for which it is practical to estimate fair value. In cases where quoted market prices are not available, fair values are based on assumptions including future cash flows and discount rates. Accordingly, the fair value estimates cannot be substantiated, may not be realized, and do not represent the underlying value of the Company.

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and Cash Equivalents:

The carrying value is a reasonable estimate of fair value.

          Securities Held to Maturity and Securities Available for Sale:

For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is the carrying value. For other categories of loans such as commercial and industrial loans, real estate mortgage and consumer loans, fair value is estimated based on discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar collateral and credit ratings and for similar remaining maturities.

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

At December 31, 1996, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                       December 31, 1996                       December  31, 1995
                                                   Carrying              Fair              Carrying             Fair
                                                    Amount               Value              Amount              Value
Financial Assets
       Cash  and cash equivalents               $ 15,496,000        $ 15,496,000        $  3,856,000        $  3,856,000
       Securities available for sale               5,900,000           5,900,000           4,348,000           4,348,000
       Securities held to maturity                75,054,000          75,307,000          34,004,000           3,846,000
       Loans receivable, net                     170,002,000         170,513,000          85,183,000          86,400,000

Financial Liabilities:
       Deposits:
       Demand, savings, and money market        $ 70,032,000        $ 70,032,000        $ 25,597,000        $ 25,597,000
       Time                                      180,027,000         181,167,000          90,827,000          88,982,000
       Subordinated Debt                                   0                   0           3,400,000           3,446,000

15.  Parent Company Financial Information

     The following financial statements for First Republic Bancorp, Inc. (formally known as Republic Bancorporation) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements. Republic Bancorporation was formed on August 2, 1995, and therefore, comparative financial statements are not presented for the year ended December 31, 1994.

                                 BALANCE SHEETS
                           December 31, 1996 and 1995
                          (dollar amounts in thousands)

                                                                                1996              1995
ASSETS:

Cash                                                                          $    84        $     0
Investment in subsidiary, at equity                                            18,287          8,577
Other Assets                                                                        0             45
                                                                              -------        -------

Total Assets                                                                  $18,371        $ 8,622
                                                                              =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Total Liabilities                                                             $     0        $     0

 Shareholders' Equity:

 Common stock                                                                      28             16
 Additional paid in capital                                                    13,687          6,647
 Retained earnings                                                              4,653          1,940
 Unrealized gain on securities available for sale, net of deferred tax              3             19
                                                                              -------        -------

 Total Shareholders' Equity                                                    18,371          8,622
                                                                              -------        -------

Total Liabilities and Shareholders' Equity                                    $18,371        $ 8,622
                                                                              =======        =======


            STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1995
                          (dollar amounts in thousands)

                                                                      1996             1995
Income                                                            $      0         $      0
Expenses                                                                 0                0
Equity in undistributed income of  subsidiary                        2,713              603
                                                                  --------         --------
Net income                                                           2,713              603
Shareholders' equity, beginning of year                              8,622            8,000
Change in unrealized gain on securities available for sale             (16)              19
Acquisition of ExecuFirst Bancorp, Inc.                              7,052                0
                                                                  --------         --------
Shareholders' equity, end of year                                 $ 18,371         $  8,622
                                                                  --------         --------

                            STATEMENTS of CASH FLOWS
                 For the years ended December 31, 1996 and 1995

                                                            1996            1995
Cash flows from operating activities:

Net income                                               $ 2,713         $   603

    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
    Equity in undistributed income of  subsidiary         (2,713)           (603)
                                                         -------         -------

     Net cash provided by operating activities                 0               0
                                                         -------         -------

Cash flows from investing activities:

Acquisition of ExecuFirst Bancorp, Inc.                       84               0
                                                         -------         -------

      Net cash provided by investing activities               84               0
                                                         -------         -------

Increase in cash                                              84               0

Cash, beginning of period                                      0               0
                                                         -------         -------

Cash, end of period                                      $    84         $     0
                                                         =======         =======



Note 16:  Stock Options

The Company maintains a Stock Option Plan (the "Plan") under which the Company grants options to its employees and directors. Under the terms of the plan, 500,000 shares of common stock are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Any option granted vests within one year and has a maximum term of ten years. All options are granted upon approval of the Stock Option Committee of the Board of Directors, consisting of three disinterested members (as defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended). Stock Options are issued to promote the interests of the Company by providing incentives to (i) designated officers and other employees of the Company or a Subsidiary Corporation (as defined herein), (ii) non-employee members of the Company's Board of Directors and (iii) independent contractors and consultants who may perform services for the Company. The Company believes that the Plan causes participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders.

Prior to the merger of Republic Bancorporation and ExecuFirst Bancorp, Inc., various grants of stock options were issued pursuant to the then existing plans of each Corporation.

In addition to the shares reserved under the plan, 85,019 options were granted outside of the Plan to a director of the Company, as a result of the merger between Republic Bancorporation and ExecuFirst Bancorp, Inc. These options have a grant date of June 7, 1996. The options will vest within one year of the grant date, and will expire on June 7, 2006.

Shares outstanding under option and option price per share have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock. Changes in total shares are as follows:

          December 31, 1996:                                           Range of        Weighted Average
                                                    Shares         Exercise Prices      Exercise Price

          Outstanding at beginning of year          312,849        $3.09 to $4.95        $   3.77

          Granted during year*                      183,019        $6.36 to $7.69            7.07

          Acquisition of Execufirst                  66,000        $4.00 to $6.13            4.84
          Bancorp, Inc.

          Exercised during year                           0                                     0

          Forfeited during year                           0                                     0
                                                    -------        --------------        --------
          Outstanding at end of year                561,868        $3.09 to $7.69        $   4.97

          Options exercisible at end of year        378,849        $3.09 to $6.13

          * Includes 85,019 options issued outside the Plan.

At December 31, 1995 and 1994, the Company had outstanding and exercisible options of 312,849 at exercise prices per share between $3.09 and $4.95 per share. There were no options granted or exercised during 1995 and 1994.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), "Accounting for Stock Based Compensation", but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations in accounting for its Plan. Accordingly, no compensation has been recognized for options granted under the Plan. If the Company had elected to recognize compensation based on the fair value at the grant dates for awards under its Plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                              Year ended December 31, 1996
                                             As Reported         Pro Forma

Net income                                    $2,713,000        $2,089,000

Primary earnings per share                         $1.10             $0.85

Fully diluted earnings per share                   $1.06             $0.81

Note: The pro forma disclosure shown above is not representative of the effects on net income and earnings per share in future years because it includes an incremental fair value of outstanding options that had been granted under the previous existing plans of Republic Bancorporation and ExecuFirst Bancorp, Inc. Excluding the impact of these options which have been converted into the surviving plan under First Republic Bancorp, Inc., pro forma net income, primary earnings per share and fully diluted earnings per share disclosures would have been $2,543,000 and $ 1.03 and $ 0.99, respectively.

The fair value of each option granted (including the converted options under the Republic Bancorporation and ExecuFirst Bancorp, Inc. plans) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 1996; dividend yield of 0%, expected volatility of 35%, risk-free interest rate of 6.6% and an expected life of 6.3 years. There were no options granted in 1995 under the previous existing plans of Republic Bancorporation and ExecuFirst Bancorp, Inc.