Form 10QSB
period 1997-03-31
FIRST REPUBLIC BANCORP INC /DE/
filed 1997-05-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Periods Ended: March 31, 1997

                         Commission File Number: 0-17007

                          First Republic Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    #23-2486815
(State or other jurisdiction of                 IRS Employer Identification
  incorporation or organization)                           Number

              1608 Walnut Street, Philadelphia, Pennsylvania 19103
               (Address of principal executive offices) (Zip code)

                                  215-735-4422
              (Registrant's telephone number, including area code)
                                       N/A

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

                  YES  _X_                       NO    ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              3,417,509 shares of Issuer's Common Stock, par value $.01 per share, issued and outstanding as of April 30, 1997

                                  Page 1 of 24

                        Exhibit index appears on page 16

                                Table of Contents

                                                                          Page
Part I:  Financial Information

Item 1:  Financial Statements                                               3

Item 2:   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            4

Part II: Other Information

Item 1:  Legal Proceedings                                                 15

Item 2:  Changes in Securities                                             15

Item 3:  Defaults Upon Senior Securities                                   15

Item 4:  Submission of Matters to a Vote of Security Holders               15

Item 5:  Other Information                                                 15

Item 6:  Exhibits and Reports on Form 8-K                                  16

                         PART I - FINANCIAL INFORMATION





Item 1:  Financial Statements


                            See Annex "A" on page 18

Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
       ------------------------------------------------------------------

1. Organization:

         First Republic Bancorp, Inc. ("the Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,925,293 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

         The March 31, 1997 and December 31, 1996 Consolidated Balance Sheets reflect the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding share of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

         The purchase price has been allocated to the respective assets acquired and the liabilities based on their estimated fair market values, net of applicable income tax effects. Negative goodwill in the amount of $1,045,000 was generated for the purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative goodwill remains after application to these non-current assets.

Financial Condition:

         For the three months ended March 31, 1997 the Bank's total assets increased $8.0 million to $281.8 million from approximately $273.8 million at December 31, 1996. This increase was primarily due to the increase in the net loan portfolio in addition to a temporary increase in other assets associated with the Refant Tax Program (the "Refant Program").

         As of March 31, 1997 net loans totaled approximately $176.3 million representing an increase of approximately $6.3 million compared to $170.0 million at December 31, 1996. The increase in commercial loans was attributable to a more aggressive loan origination program, consistent with the Bank's strategic plan.

         Total deposits decreased to approximately $246.6 million during the three months ended March 31, 1997 from $250.1 million at December 31, 1996. This was primarily the result of allowing higher priced retail certificates of deposit to run off, partially offset by short term advances from the Federal Home Loan Bank of Pittsburgh. This decline in retail certificates of $11.1 million was partially offset by funds provided by the Refant Program, which were invested in short term jumbo certificates. It is anticipated that these certificates in the amount of approximately $5.0 million will mature by April 30, 1997.

                                         Deposit Breakdown Table

                                                          As of                              As of
                                                         March 31,                       December 31,
                                                          1997                              1996
Type of Account                                                     % of                           % of
                                                         Balance      Total            Balance       Total
Demand: non-interest bearing                            $36,743,000     14.9%          $32,611,000     13.0%
Demand: interest bearing                                  7,771,000      3.2            10,181,000      4.1
Money Market and Savings                                 26,846,000     10.9            27,240,000     10.9
Time deposits under $100,000                            139,672,000     56.6            150,800,00     60.3
Time deposits over $100,000                              35,602,000     14.4            29,227,000     11.7
                                                      ------------------------     --------------------------

Total deposits                                         $246,634,000      100%         $250,059,000      100%
                                                      ========================     ==========================

Allowance for Loan Losses

         The Allowance for Loan Losses for the Bank was $2,162,000 as of March 31, 1997. The Bank has a policy of increasing its Allowance for Loan Losses by 0.60% of net new loans receivable. Based on numerous factors including, but not limited to, the Bank's existing loan portfolio, the size of its Allowance for Loan Losses, results of regularly scheduled bank regulatory field examinations, and Management's internal loan review decisions, the Bank may make additions to the Allowance for Loan Losses other than the percentage additions made in the ordinary course of business. Additionally, the Board of Directors reviews reserve adequacy on a quarterly basis. Management believes that the Allowance for Loan Losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

         The Bank recorded a Provision for Loan Losses of $30,000 during the quarter ended March 31, 1997 compared to a charge of $0 in the quarter ended March 31, 1996, as loan growth was higher during the first quarter of 1997 compared to the first quarter of 1996. As a result of this provision for potential loan losses and following certain recoveries net of charge-offs credited to the reserve for potential loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $2,162,000 at March 31, 1997 from $2,092,000 at December 31, 1996. Listed below is an analysis of the loan loss reserve account:

                            Allowance for Loan Losses
                                   Rollforward

Balance at December 31, 1996             $2,092,000

Charge-offs


                   Commercial Loans           6,000
                                         ----------
Total charge-offs                             6,000
Recoveries
                   Commercial Loans          34,000
                   Real Estate Loans         10,000
                   Installment Loans          2,000
                                         ----------
Total Recoveries                             46,000

Additions charged to operations              30,000

Balance at March 31, 1997                $2,162,000
                                         ----------

         As of March 31, 1997, the Bank had loans outstanding placed in a non-accrual status totaling approximately $2,734,000 compared to $1,892,000 at December 31, 1996. This increase was mainly due to an addition of a credit totaling $838,000. This credit is in the early stages of foreclosure and the Bank is unable to determine the extent of the loss, if any, from this credit. The loan is secured by a second lien on real estate, and the Bank believes it has adequate reserves for potential losses on the loan. The remaining balance of non-performing loans represents commercial and consumer credits. There was no interest income recorded on non-accrual loans for the three months ended March 31, 1997. Management is actively pursuing the collection of all troubled loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accruing loans. The Bank has a policy of generally placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful.

         Listed below is a schedule of gross loans receivable at March 31, 1997. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

         The majority of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Other loans receivable earn interest at rates that are fixed at a specific spread over the rate being paid on certificates of deposit either pledged as collateral on the loans or placed in the Bank for funding purposes. Approximately $79.6 million in loans receivable are comprised of fixed rate loans that will mature in the next five years.

                              Loan Breakdown Table

                                                         March 31,                        December 31,
                                                            1997                             1996
                                                                     % of                               % of
Loan Type                                             Balance       Total                 Balance      Total
Loans collateralized by Real Estate:
One-to-four family residential                        $61,060,000      34.2%              $58,908,000    34.2%
Multi-family residential                                1,828,000       1.0                 2,332,000     1.4
Commercial and other                                   65,690,000      36.8                62,016,000    36.0
Total loans collateralized by Real Estate             128,578,000      72.0               123,256,000    71.6
                                                   --------------------------          ------------------------

Commercial business loans                              44,056,000      24.7                45,007,000    26.2
Other loans                                             5,828,000       3.3                 3,831,000     2.2
                                                   ==========================          ========================
Total loans                                          $178,462,000       100%             $172,094,000     100%
                                                   ==========================          ========================

         Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been collateralized by real estate, as set forth on the above chart.

         Of the approximately $61.0 million at March 31, 1997, in loans collateralized by "one-to-four residential" properties only $5.2 million represent traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens, often junior liens, on the residences of the principals. The risk in business loans collateralized by liens on residential properties lies more in the success or failure of the borrower's businesses than the real estate market, although the value of the collateral is affected by variations in the real estate market. Generally, housing prices in the Bank's market area fell during the late 1980s and early 1990s, but more recently have been relatively stable.

         "Multi-family residential, Commercial and other" loans primarily represent loans made to real estate investors and/or developers. This market suffered dramatic declines in value during the late 1980s and early 1990s, but has shown signs of stability in recent years. The degree of recovery, however, is dependent on the type of property and its location. The Bank has strengthened its ability to analyze and service such loans, and intends to continue its penetration of this market, which it believes to be under-served, with a resultant expectation of satisfactory interest rates, fees, and deposits. Underwriting of such loans will continue to be performed in a conservative manner.

         "Commercial business loans" include loans to professionals and other businesses not collateralized by real estate. $15.2 million of such loans were collateralized by liquid collateral as of March 31, 1997. Another $9.9 million were unsecured, made to borrowers considered to be of sufficient strength to merit unsecured financing. The balance consists primarily of loans collateralized by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is generally a function of local market and industry conditions, with any collateral serving as the source of repayment.

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

Capital Resources:

         During the three months ended March 31, 1997, the Company reported net income of $2,004,000. Total regulatory capital increased to $20,038,000 at March 31, 1997 from $18,034,000 at year end 1996.

         The Bank's ratio of Tier I Capital to total Risk-Weighted Assets increased to 10.73% as of March 31, 1997 from 10.08% as of December 31, 1996. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 5.89% compared to 6.65% as of December 31, 1996. This is attributable to the temporary increase in quarterly assets during the first quarter of 1997 due to the Refant Program.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at March 31, 1997:

Tier I Capital                                   $20,038,000
Tier II Capital                                    2,162,000
                                                   ---------
Total Capital                                     22,200,000

Total Average Quarterly Assets                   340,358,000
Total Risk-Weighted Assets (1)                   186,712,000

Tier I Risk-Based Capital Ratio (2)                    10.73%
Required Tier I Risk-Based Capital Ratio                4.00%
                                                       -----
Excess Tier I Risk-Based Capital Ratio                  6.73%

Total Risk-Based Capital Ratio (3)                     11.89%
Required Total Risk-Based Capital Ratio                 8.00%
                                                       -----
Excess Total Risk-Based Capital Ratio                   3.89%

Tier I Leverage Ratio (4)                               5.89%
Required Tier I Leverage Ratio                          5.00%
                                                       -----
Excess Tier I Leverage Ratio                            0.89%
------------------------------------------------------------

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

         In addition to the above minimum capital requirements, effective on December 19, 1992, the Federal Reserve Bank implemented a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria in the future when determining such classifications that could result in a downgrading in such classifications.

Liquidity:

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of March 31, 1997, the Bank maintained $6.0 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 2.1% of the total assets at March 31, 1997 as compared to 5.7% at December 31, 1996. Of the Bank's investment securities, approximately $4.8 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

         Additionally, the Bank has established three collateralized lines of credit totaling $99.0 million to assist in managing the Bank's liquidity position. $8.1 million was outstanding as of March 31, 1997, on the aforementioned lines.

                  Both liquidity and interest sensitivity are managed by the Finance Committee of the Bank's Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.

Investment Securities:

         The Company classifies certain investments under one of the following categories: "held- to-maturity" which is accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" which is accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which is accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold "trading" securities.

         At March 31, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale" and are intended to increase the flexibility of the Bank's asset/liability management. Available-for-sale securities consist of US Government Treasury and US Government Agency securities. The book and market values of securities available-for-sale was $10,581,000 and $10,587,000 respectively, as of March 31, 1997. The net unrealized gain on securities available-for-sale, as of this date, was $6,000.

The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1997.

                                          Gross       Gross
                          Amortized  Unrealized  Unrealized
Available-for-Sale ($000)      Cost        Gain        Loss  Fair Value
US Treasury                     999          0         (3)        996
US Government Agencies        3,675         12         (3)      3,684
Other                         5,907          0          0       5,907
                             ------         --         --      ------
Total Available-for-Sale     10,581         12         (6)     10,587
                             ------         --         --      ------

                                          Gross       Gross
                          Amortized  Unrealized  Unrealized
Held-to-Maturity ($000)        Cost        Gain        Loss  Fair Value
US Government Agencies       68,906          0       (324)     68,582
Other                         1,010          0          0       1,010
                             ------         --         --      ------
Total Held-to-Maturity       69,916          0       (324)     69,592
                             ------         --         --      ------


Interest Rate Sensitivity:

         The possible effect upon the Company and the Bank of any future sustained rise in interest rates is believed by Management to have a negative effect on net interest income, since the Bank does not have the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets, which are comprised chiefly of fixed rate commercial loans. However, a sustained decrease in interest rates generally could have a positive effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. The Bank has the ability to reprice 16% of its total interest bearing deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. As of March 31, 1997, 27% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 34% were to be repriceable within three to six months.

         The cumulative 12-month Interest Rate Sensitivity Gap at March 31, 1997 was a negative 13.1% compared to a negative 9.4% at December 31, 1996, both of which are within management's guidelines of +/- 20%.

                                                             Interest Sensitive Gap
                                                                  March 31, 1997
                                       0 - 90        91 - 180       181 - 365       1 - 5         5 Yrs &
                                        Days           Days           Days          Years          Over           Total
Interest Sensitive Assets:
Interest Bearing Balances
    Due From Banks                       $61             $0              $0               $0             $0           $61
Federal Funds Sold                         0              0               0                0              0             0
Investment Securities                 11,291          5,906          12,407           42,798          8,101        80,503
Loans                                 85,910          4,920          11,936           69,911          5,785       178,462
                                   ---------     ----------      ----------       ----------     ----------     ---------

Totals                                97,262         10,826          24,343          112,709         13,886       259,026
                                   =========     ==========      ==========       ==========     ==========     =========

Cumulative Totals                  $  97,262     $  108,088      $  132,431       $  245,140     $  259,026
                                   =========     ==========      ==========       ==========     ==========     =========


Interest Sensitive Liabilities:

Demand Interest Bearing            $   3,886     $        0      $        0       $    1,943     $    1,942        $7,771
Savings Accounts                       1,387              0               0                0          1,387         2,774
Money Market Accounts                 12,036              0               0            6,018          6,018        24,072
FHLB Borrowings                        8,095              0               0                0              0         8,095
Time Deposits                         47,948         59,187          33,855           34,261             23       175,274
                                   ---------     ----------      ----------       ----------     ----------     ---------

Totals                             $  73,352     $   59,187      $   33,855       $   42,222     $    9,370     $ 217,986


Cumulative Totals                  $  73,352     $  132,539      $  166,394       $  208,616     $  217,986
                                   =========     ==========      ==========       ==========     ==========

GAP                                $  23,910     $  (48,361)     $   (9,512)      $   70,487     $    4,516     $  41,040

Cumulative GAP                     $  23,910     $  (24,451)     $  (33,963)      $   36,524     $   41,040
                                   ---------     ----------      ----------       ----------     ----------

Interest Sensitive Assets/
  Interest Sensitive Liabilities         1.3            0.8             0.8              1.2            1.2
                                   ---------     ----------      ----------       ----------     ----------

Cumulative GAP/
  Total Earning Assets                   9.2%         (9.4)%         (13.1)%            14.1%         15.8%

Total Earning Assets                $259,026

Notes to interest sensitivity analysis:
Callable securities are reported at their contractual maturity dates. Reflects managerial assumptions regarding expected repricing or maturity behavior of various products.

Results of Operations for the Three Months Ended March 31, 1997 vs. 1996:

         The Company's net income for the quarter ended March 31, 1997, was $2,004,000, or approximately $0.53 per share of common stock, compared to a net income of $1,526,000 or approximately $0.70 per share of common stock, during the comparable quarter of 1996.

Net Interest Income

          Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $2.6 million during the quarter ended March 31, 1997, from $1.2 million in the quarter ended March 31, 1996. The increase was mainly due to the 1996 merger with ExecuFirst Bancorp, Inc. ("ExecuFirst"), resulting in a full three months of income from the acquired Bank's inclusion in the Company's financial statements, for the quarter ended March 31, 1997, with no such operating results being included in the comparable period in 1996.

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

         Interest and fees on loans was $3.8 million, or 70% of total interest income, for the quarter ended March 31, 1997 compared with $1.9 million, or 59% of total interest income reported during the comparable quarter of 1996. This increase, on an absolute dollar basis of $1.9 million, was mainly due to the merger with ExecuFirst, effective June 7, 1996 in addition to increased loan volume generated through business development efforts. On a percentage basis, this increase is attributable to the increase in total loans as a percentage of total earning assets during 1997.

         Interest on federal funds sold was $289,000, or 5.3% of total interest income during the quarter ended March 31, 1997, compared to $811,000 or 24.9% of total interest income reported in the comparable quarter of 1996. This decrease was due to higher average balances of federal funds outstanding during the first quarter of 1996. Interest on investments was $1,342,000 or 24.7% of total interest income in the quarter ended March 31, 1997, compared to $515,000, or 15.8% of total interest income reported during the comparable quarter of 1996. This was due to lower than expected loan demand during the latter part of 1996 which resulted in a shift of excess liquidity into investment securities.

         Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities and the participation of the Company's subsidiary, First Republic Bank, in a tax refund program with a national tax preparation service company. As these loans are repaid, the Bank recognizes a fee per refund, which is paid by the borrower/taxpayer. Fees recognized on this program were approximately $2.0 million net of expenses for the first quarter of 1997. Total non-interest income increased to $2,135,000 for the quarter ended March 31, 1997 compared to $2,068,000 for the quarter ended March 31, 1996. The increase is primarily due to the non-interest income derived from additional service charges on deposit accounts, due to the merger with ExecuFirst.

         Interest expense for the quarter ended March 31, 1997 was $2.8 million compared to $2.1 million for the quarter ended March 31, 1996. Such increase is attributable to the increase in deposits as a result of the merger with ExecuFirst. Additionally, the Company had only 80% of its quarterly average deposit base in certificate of deposits during 1997 compared with 90% for the same period in 1996. Certificates of deposit traditionally represent higher costing deposits, compared to interest earning and non-interest earning demand deposits.

         The Company's largest non-interest expense is salaries and employee benefits, which totaled $945,000, or approximately 51.6% of total non-interest expenses for the quarter ended March 31, 1997, compared to $477,000, or approximately 52.2% of total expenses, in the quarter ended March 31, 1996. The year-to-year dollar increase is due primarily to new staff as a result of the merger with ExecuFirst. Mr. Muscal, who was the President of the Company, and Chairman of the Bank, resigned as an officer and Director of the Company and Bank, and terminated his employment agreement effective February 28, 1997. Mr. Muscal has executed a consulting agreement with the Bank effective February 28, 1997. The Board has determined to fill Mr. Muscal's director vacancy by nominating Mr. Zeev Shenkman. Mr. Shenkman was elected to the Board of Directors at the Company's annual meeting on April 29, 1997. Additionally, Mr. John O'Donnell, Ph.D. has resigned from the Board of Directors effective March 31, 1997. Mr. O'Donnell's term as a Director would have expired in 1998. The
Board has not made a final determination as to whether or not to fill this vacancy. Mr. Allen L. Krammer has decided not to stand for re-nomination to the Board of the Company. Mr. Krammer's term expired in 1997. The Board has determined not to fill this vacancy.

         Occupancy expense consists primarily of rent expense for the lease of the Company's principal offices. Occupancy expenses were $252,000 for the quarter ended March 31, 1997, or 13.7% of total expenses, compared to $155,000, or 17.0% of total expenses, for the comparable quarter of 1996. These disparities were attributable to the merger with ExecuFirst.

                  Other operating expenses during the quarter ended March 31, 1997 were $636,000 or 34.7% of total non interest expenses, compared to $282,000 or 30.1% of such expenses, for the quarter ended March 31, 1996. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, Fidelity insurance premiums, and Federal Deposit Insurance premiums.



                           PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings
                  Management is not aware of any pending or contemplated legal action which would have a material adverse effect on the Company.

         Item 2:  Changes in Securities
                  None

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of First Republic Bancorp, Inc., parent and sole shareholder of First Republic Bank, to take action upon the election and re-election of certain directors of the Company was held on the 29th day of April, 1997 at 4:00 p.m., at the Pyramid Club, 1735 Market Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 33 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 2,847,969 shares of common stock, of which 2,847,969 shares were entitled to vote. A total of 1,840,976 shares were voted. No nominee received less than 99.5% of the voted shares. Therefore, pursuant to such approval, the said Directors were elected to the Company.

         Item 5:  Other Information

                  None

         Item 6:  Exhibits and Reports on Form 8-K   Page Numbering
                                                     in Sequential
                                                     Numbering System
         (a)      Exhibits:

         27 - Financial Data Schedule                 25



         (b) Form 8-K was filed by the Company on March 20, 1997 to announce the declaration of a six for five stock split effected in the form of a dividend to all shareholders of the Company as of March 4, 1997.

                  Form 8-K was filed by the Company on April 21, 1997 to announce the resignation of Coopers and Lybrand, the Company's accountants.

                  Form 8-K/A was filed by the Company on April 29, 1997 to announce the resignation of Coopers and Lybrand, the Company's accountants.

                  Form 8-K/A was filed by the Company on May 6, 1997 to announce the resignation of Coopers and Lybrand, the Company's accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    First Republic Bancorp, Inc.



                                    /Rolf Stensrud/
                                    Rolf Stensrud
                                    President and Chief Executive Officer




                                    /George S. Rapp/
                                    George S. Rapp
                                    Chief Financial Officer


Dated:  May 12, 1997

                                    ANNEX "A"

                              Financial Statements

                   First Republic Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

ASSETS:                                                                        1997              1996
Cash and due from banks                                                     $6,517,000       $7,716,000
Interest - bearing deposits with banks                                          61,000          665,000
Federal funds sold                                                                   0        7,115,000
                                                                          ------------     ------------
    Total cash and cash equivalents                                          6,578,000       15,496,000

Securities available for sale, at fair value                                10,587,000        5,900,000
Securities held to maturity, at amortized cost                              69,916,000       75,054,000

Loans receivable, net                                                      176,300,000      170,002,000
Premises and equipment, net                                                  1,334,000          711,000
Real estate owned, net                                                         295,000          295,000
Accrued income and other assets                                             16,809,000        6,337,000
                                                                          ------------     ------------

Total Assets                                                              $281,819,000     $273,795,000
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                              $36,743,000      $32,611,000
Demand - interest-bearing                                                    7,771,000       10,181,000
Money market and savings                                                    26,846,000       27,240,000
Time                                                                       139,672,000      150,800,000
Time over $100,000                                                          35,602,000       29,227,000
                                                                          ------------     ------------
    Total Deposits                                                         246,634,000      250,059,000

Other Borrowings                                                             8,095,000                0
Accrued expenses and other liabilities                                       6,712,000        5,365,000
                                                                          ------------     ------------

Total Liabilities                                                          261,441,000      255,424,000
                                                                          ------------     ------------

Shareholders' Equity:

Common stock, par value $.01 per share; 25,000,000 shares authorized;           28,000           28,000
shares issued and
  outstanding 3,417,509 as of March 31, 1997 and December 31, 1996
respectively

Additional paid in capital                                                  13,687,000       13,687,000
Retained earnings                                                            6,657,000        4,653,000
Unrealized gain on securities available for sale, net of
  deferred taxes                                                                 6,000            3,000
                                                                          ------------     ------------
Total Shareholders' Equity                                                  20,378,000       18,371,000
                                                                          ------------     ------------

Total Liabilities and Shareholders' Equity                                $281,819,000     $273,795,000
                                                                          ============     ============

                  (See notes to consolidated financial statements)

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                            Three Months Ended March 31,
                                   (unaudited)

                                                   1997            1996
Interest Income:
       Interest and fees on loans              $3,806,000     $1,930,000
       Interest on federal funds sold             289,000        811,000
       Interest on investments                  1,342,000        515,000
                                               ----------     ----------
 Total InterestIncome                           5,437,000      3,256,000
                                               ----------     ----------
Interest expense:
       Demand - interest-bearing                   65,000          9,000
       Money market and savings                   215,000        107,000
       Time                                     1,032,000      1,378,000
       Time over $100,000                       1,457,000        534,000
       Subordinated Debt                                0         69,000
       Other Borrowings                            77,000              0
                                               ----------     ----------
Total  InterestExpense                          2,846,000      2,097,000
                                               ----------     ----------
Net interest income                             2,591,000      1,159,000
Provision for loan losses                          30,000              0
                                               ----------     ----------
Net interest income after provision for
       loan losses                              2,561,000      1,159,000
                                               ----------     ----------
Non-interest income:
       Service fees                                79,000         11,000
       Other income                             2,056,000      2,057,000
                                               ----------     ----------
                                                2,135,000      2,068,000
                                               ----------     ----------
Non-interest expenses:
       Salaries and Benefits                      945,000        477,000
       Occupancy/Equipment                        252,000        155,000
       Other expenses                             636,000        282,000
                                               ----------     ----------
                                                1,833,000        914,000
                                               ----------     ----------
Income before income taxes                      2,863,000      2,313,000
                                               ----------     ----------
Provision for income taxes                        859,000        787,000
                                               ----------     ----------
Net income                                     $2,004,000     $1,526,000
                                               ==========     ==========
Net income per share:
           Primary                                  $0.53          $0.70
           Fully diluted                            $0.53          $0.70
                                               ----------     ----------
Average common shares and CSE outstanding:
           Primary                              3,807,884      2,182,830
           Fully diluted                        3,790,036      2,182,830


                (See notes to consolidated financial statements)

                   First Republic Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,

                                                                             1997               1996
Cash flows from operating activities:
     Net income                                                          $2,004,000        $1,526,000
     Adjustments to reconcile net income
        to net cash (used)/provided by operating
        activities:
        Provision for loan losses                                            30,000                 0
        Depreciation and amortization                                        48,000           135,000
        (Increase) decrease in accrued income
           and other assets                                             (10,472,000)       (2,081,000)
        Increase(decrease) in accrued expenses
           and other liabilities                                          1,347,000           865,000
                                                                       ------------      ------------
     Net cash (used)/provided by operating activities                    (7,043,000)          445,000
                                                                       ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for sale                                               (4,913,000)                0
     Proceeds from principal receipts and maturities of securities       5,343,0001         8,057,000
     Net (increase) decrease in loans                                    (6,298,000)         (303,000)
     Premises and equipment expenditures                                   (677,000)         (310,000)
                                                                       ------------      ------------
     Net cash(used)/provided by investing activities                     (6,545,000)        7,444,000
                                                                       ------------      ------------
Cash flows from financing activities:
     Net increase (decrease) in demand, money
          market, and savings deposits                                    1,328,000        35,158,000
     Net increase in borrowed funds                                       8,095,000                 0
     Net increase (decrease) in time deposits                            (4,753,000)       23,045,000
                                                                       ============      ============
     Net cash provided by financing activities                            4,670,000        58,203,000
                                                                       ============      ============
Increase (decrease) in cash and cash equivalents                        $(8,918,000)      $66,092,000
Cash and cash equivalents, beginning of period                           15,496,000         3,856,000
                                                                       ============      ============
Cash and cash equivalents, end of period                                 $6,578,000       $69,948,000
                                                                       ============      ============
Supplemental disclosure:
     Interest paid                                                       $2,803,000        $2,443,000
                                                                       ============      ============
Non-cash transactions:
       Changes in unrealized gain on securities
     available for sale                                                      $3,000            $9,000
                                                                       ============      ============

                (See notes to consolidated financial statements)

                          FIRST REPUBLIC BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of First Republic Bancorp, Inc., the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three (3) months ended, March 31, 1997 and 1996.

         First Republic Bancorp, Inc. ("the Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its solely-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,925,293 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

         The March 31, 1997 and December 31, 1996 Consolidated Balance Sheets reflect the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger.. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding share of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

         The purchase price has been allocated to the respective assets acquired and the liabilities based on their estimated fair market values, net of applicable income tax effects. Negative goodwill in the amount of $1,045,000 was generated for the purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000. No negative goodwill remains after application to these non-current assets.


2.       Reclassifications:

         Certain items in the 1996 financial statements were reclassified to conform to 1997 presentation format.

         Additionally, the Company declared a six for five stock split effected in the form of a dividend on March 4, 1997 for all shareholders of record of the Company on that date. Average common shares and common share equivalents, and all other share presentations have been retroactively restated as if the dividend was declared at the beginning of each respective period.

3.       Earnings Per Share:

         Earnings per common share, and common equivalent shares are based on the weighted average number of common shares and common equivalent shares outstanding during the quarter. Stock options are included as share equivalents when dilutive. These common stock equivalents had a dilutive effect for the quarter ended March 31, 1997 and 1996.

         In February 1997 the FASB issued SFAS No. 128. "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented upon adoption. Had the Company adopted SFAS No. 128 as of March 31, 1997, pro forma basic earnings per share would have been $0.59 and $0.79 for the three months ended March 31, 1997 and 1996, respectively.

4.       Investment Securities

         The Company classifies certain investments under one of the following categories: "held- to-maturity" which is accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" which is accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which is accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold "trading" securities.

         At March 31, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. The securities are classified as "available-for-sale" and are intended to increase the flexibility of the Bank's asset/liability management. Available-for-sale securities consist of US Government Treasury and US Government Agency securities. The book and market values of securities available-for-sale was $10,581,000 and $10,587,000 respectively, as of March 31, 1997. The net unrealized gain on securities available-for-sale, as of this date, was $6,000.

The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1997.

                                                                     Gross             Gross
                                               Amortized        Unrealized        Unrealized
Available-for-Sale ($000)                           Cost              Gain              Loss       Fair Value
US Treasury                                          999                 0               (3)              996
US Government Agencies                             3,675                12               (3)            3,684
Other                                              5,907                 0                 0            5,907
                                                  ------                --             ----            ------
Total Available-for-Sale                          10,581                12               (6)           10,587
                                                  ------                --             ----            ------


                                                                     Gross             Gross
                                               Amortized        Unrealized        Unrealized
Held-to-Maturity ($000)                             Cost              Gain              Loss       Fair Value

US Government Agencies                            68,906                 0             (324)           68,582
Other                                              1,010                 0                 0            1,010
                                                  ------                --             ----            ------
Total Held-to-Maturity                            69,916                 0             (324)           69,592
                                                  ------                --             ----            ------
