Form 10QSB
period 1997-06-30
REPUBLIC FIRST BANCORP INC
filed 1997-08-12
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1997

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                    23-2486815
(State or other jurisdiction of                  IRS Employer Identification
  incorporation or organization)                           Number

  1608 Walnut Street, Philadelphia, Pennsylvania                 19103
     (Address of principal executive offices)                  (Zip code)

                                  215-735-4422
              (Registrant's telephone number, including area code)

                          First Republic Bancorp, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

              3,446,309 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 1997

                        Exhibit index appears on page 23

                                Table of Contents

                                                                          Page
Part I:  Financial Information

Item 1:  Financial Statements                                                3

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

Part II: Other Information

Item 1:  Legal Proceedings                                                  23

Item 2:  Changes in Securities                                              23

Item 3:  Defaults Upon Senior Securities                                    23

Item 4:  Submission of Matters to a Vote of Security Holders                23

Item 5:  Other Information                                                  24

Item 6:  Exhibits and Reports on Form 8-K                                   24

                         PART I - FINANCIAL INFORMATION



Item 1:  Financial Statements

                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets

ASSETS:                                                           June 30, 1997  December 31, 1996
                                                                   (unaudited)
Cash and due from banks                                             $6,305,000       $7,716,000
Interest - bearing deposits with banks                               3,351,000          665,000
Federal funds sold                                                           0        7,115,000
                                                                  ------------     ------------
    Total cash and cash equivalents                                  9,656,000       15,496,000

Securities available for sale, at fair value                         4,888,000        5,900,000
Securities held to maturity, at amortized cost                      90,086,000       75,054,000

Loans receivable, net                                              182,196,000      170,002,000
Premises and equipment, net                                          1,844,000          711,000
Real estate owned, net                                                 248,000          295,000
Accrued income and other assets                                     11,070,000        6,337,000
                                                                  ------------     ------------

Total Assets                                                      $299,988,000     $273,795,000
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                      $29,277,000      $32,611,000
Demand - interest-bearing                                            9,454,000       10,181,000
Money market and savings                                            30,118,000       27,240,000
Time                                                               142,291,000      150,800,000
Time over $100,000                                                  25,058,000       29,227,000
                                                                  ------------     ------------
    Total Deposits                                                 236,198,000      250,059,000

Other Borrowings                                                    37,019,000                0
Accrued expenses and other liabilities                               5,812,000        5,365,000
                                                                  ------------     ------------

Total Liabilities                                                  279,029,000      255,424,000
                                                                  ------------     ------------



Shareholders' Equity:

Common stock, par value $.01 per share;
25,000,000 shares authorized; shares issued
and outstanding 3,446,309 and 3,417,509 as of June 30,
1997 and December 31, 1996 respectively                                 28,000           28,000

Additional paid in capital                                          13,792,000       13,687,000
Retained earnings                                                    7,133,000        4,653,000
Unrealized gain on securities available for sale, net of
  deferred taxes                                                         6,000            3,000
                                                                  ------------     ------------
Total Shareholders' Equity                                          20,959,000       18,371,000
                                                                  ------------     ------------

Total Liabilities and Shareholders' Equity                        $299,988,000     $273,795,000
                                                                  ============     ============

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                         For the Periods Ended June 30,
                                   (unaudited)

                                                    Quarter to Date                Year to Date
                                                1997            1996            1997            1996
Interest income:
       Interest and fees on loans            $4,146,000      $2,549,000      $7,952,000      $4,552,000
       Interest on federal funds sold             1,000         318,000         290,000       1,129,000
       Interest on investments                1,285,000         734,000       2,627,000       1,249,000
                                            -----------     -----------     -----------     -----------
       Total Interest Income                  5,432,000       3,601,000      10,869,000       6,930,000
                                            -----------     -----------     -----------     -----------
Interest expense:
       Demand - interest-bearing                 63,000          23,000         128,000          32,000
       Money market and savings                 226,000         151,000         441,000         258,000
       Time                                   2,023,000       1,571,000       4,088,000       2,948,000
       Time over $100,000                       400,000         261,000         824,000         795,000
       Subordinated Debt                              0          71,000               0         140,000
       Other Borrowings                         171,000               0         248,000               0
                                            -----------     -----------     -----------     -----------
Total  InterestExpense                        2,883,000       2,077,000       5,729,000       4,173,000
                                            -----------     -----------     -----------     -----------
Net interest income                           2,549,000       1,524,000       5,140,000       2,757,000
Provision for loan losses                        80,000          25,000         110,000          25,000
                                            -----------     -----------     -----------     -----------
Net interest income after provision for
       loan losses                            2,469,000       1,499,000       5,030,000       2,732,000
                                            -----------     -----------     -----------     -----------
Non-interest income:
       Service fees                              83,000          48,000         162,000          59,000
       Other income                             256,000         174,000       2,312,000       2,148,000
                                            -----------     -----------     -----------     -----------
                                                339,000         222,000       2,474,000       2,207,000

Non-interest expenses:
       Salaries and Benefits                  1,082,000         636,000       2,027,000       1,113,000
       Occupancy/Equipment                      300,000         203,000         552,000         358,000
       Other expenses                           747,000         353,000       1,383,000         626,000
                                            -----------     -----------     -----------     -----------
                                              2,129,000       1,192,000       3,962,000       2,097,000
                                            -----------     -----------     -----------     -----------
Income before income taxes                      679,000         529,000       3,542,000       2,842,000
                                            -----------     -----------     -----------     -----------
Provision for income taxes                      204,000         178,000       1,063,000         965,000
                                            -----------     -----------     -----------     -----------
Net income                                     $475,000        $351,000      $2,479,000      $1,877,000
                                            ===========     ===========     ===========     ===========

Net income per share:
           Primary                                $0.12           $0.14           $0.65           $0.82
           Fully diluted                          $0.12           $0.14           $0.65           $0.82
                                            -----------     -----------     -----------     -----------
Average common shares and CSE
outstanding:
           Primary                            3,844,628       2,484,777       3,805,338       2,288,234
           Fully diluted                      3,844,628       2,484,777       3,835,028       2,288,234
                                            -----------     -----------     -----------     -----------

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,

                                                                 1997              1996
                                                             (unaudited)       (unaudited)
Cash flows from operating activities:
     Net income                                               $2,479,000        $1,877,000
     Adjustments to reconcile net income
        to net cash (used)/provided by operating
        activities:
        Provision for loan losses                                110,000            25,000
        Depreciation and amortization                            182,000           123,000
        (Increase) in accrued income
           and other assets                                   (4,733,000)         (846,000)
        Increase in accrued expenses
           and other liabilities                                 447,000            77,000
                                                            ------------      ------------
     Net cash (used)/provided by operating activities         (1,515,000)        1,256,000
                                                            ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for sale                                    (4,913,000)                0
           Held to Maturity                                  (19,917,000)      (17,900,000)
     Proceeds from principal receipts and maturities of
     securities                                               10,883,000        10,188,000
     Net (increase) in loans                                 (12,194,000)         (713,000)
     Cash Proceeds from acquisitions                                   0        12,155,000
     Premises and equipment expenditures                      (1,292,000)         (114,000)
                                                            ------------      ------------
     Net cash(used)/provided by investing
     activities                                              (27,433,000)        3,616,000
                                                            ------------      ------------
Cash flows from financing activities:
     Net increase (decrease) in demand, money
          market, and savings deposits                        (1,233,000)        6,215,000
     Net increase in borrowed funds                           37,019,000                 0
     Net increase (decrease) in time deposits                (12,678,000)           94,000
                                                            ============      ============
     Net cash provided by financing activities                23,108,000         6,309,000
                                                            ============      ============
Increase (decrease) in cash and cash equivalents             $(5,840,000)      $11,181,000

Cash and cash equivalents, beginning of period               $15,496,000         3,856,000
                                                            ============      ============
Cash and cash equivalents, end of period                      $9,656,000       $15,037,000
                                                            ============      ============
Supplemental disclosure:
     Interest paid                                            $6,298,000        $4,266,000
                                                            ============      ============
Non-cash transactions:
       Net transfers to real estate owned from loans                   0           295,000
       Changes in unrealized gain on securities
     available for sale                                           $1,000          $(18,000)
                                                            ============      ============

                (See notes to consolidated financial statements)

                          REPUBLIC FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Republic First Bancorp, Inc. ("the Company"), the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended, June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1996 annual report.

         The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its solely-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

         The June 30, 1997 and December 31, 1996 Consolidated Balance Sheets include the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding share of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

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

3. Earnings Per Share:

         Earnings per common share, and common equivalent shares, are based on the weighted average number of common shares and common equivalent shares outstanding during the periods. Stock options are included as share equivalents when dilutive. These common stock equivalents had a dilutive effect for the quarters and six months ended June 30, 1997 and 1996.

         In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. Had the Company adopted SFAS No. 128 as of June 30, 1997, pro forma basic earnings per share would have been $0.14 and $0.15 for the three months ended June 30, 1997 and 1996, respectively, and $0.73 and $0.90 for the six months ended June 30, 1997 and 1996, respectively.

4. Investment Securities:

         The Company classifies certain investments under one of the following categories: "held-to-maturity" which is accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" which is accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which is accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold "trading" securities.

         At June 30, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Bank's asset/liability management.
Available-for-sale securities consist of US Government Treasury and US Government Agency securities. The book and market values of securities available-for-sale was $4,882,000 and $4,888,000 respectively, as of June 30, 1997. The net unrealized gain on securities available-for-sale, as of this date, was $6,000.


The following table represents the carrying and estimated fair values of Investment Securities at June 30, 1997.

                                            Gross       Gross
                            Amortized  Unrealized  Unrealized
Available-for-Sale ($000)        Cost        Gain        Loss   Fair Value

US Treasury                     $999           1           0      $1,000
US Government Agencies         3,883           5           0       3,888
Other                              0           0           0           0
                             -------     -------     -------     -------
Total Available-for-Sale      $4,882           6           0      $4,888
                             -------     -------     -------     -------

                                            Gross       Gross
                            Amortized  Unrealized  Unrealized
Held-to-Maturity ($000)          Cost        Gain        Loss   Fair Value

US Government Agencies       $85,640         511         311     $85,840
Other                          4,446           0           0       4,446
                             -------     -------     -------     -------
Total Held-to-Maturity       $90,086         511         311     $90,286
                             -------     -------     -------     -------

Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Organization:

         Republic First Bancorp, Inc. ("the Company") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         Effective July 15, 1997, the company changed its name from First Republic Bancorp, Inc. to Republic First Bancorp, Inc. This change was made to avoid confusion with First Republic Bancorp of California, which is not associated with this Philadelphia based Company. The ticker symbol for the NASDAQ National Market System (FRBK) will remain the same and the subsidiary bank will continue to use the name First Republic Bank within certain territories.

         On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the prior year periods are those of Republic only, and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic. Additionally, the Company declared a six for five stock split effected in the form of a dividend on March 4, 1997 for all shareholders of record of the Company on that date. Average common shares and common share equivalents, and all other share presentations have been retroactively restated as if the dividend was declared at the beginning of each respective period.


         The June 30, 1997 and December 31, 1996 Consolidated Balance Sheets reflect the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the then outstanding shares of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

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

Financial Condition:

         At June 30, 1997, the Bank's total assets increased $26.2 million to $300.0 million from $273.8 million at December 31, 1996. This increase was primarily due to the increase in the net loan portfolio a higher level of investment securities and a temporary increase of approximately $4.5 million in other assets associated with the Refant Tax Program (the "Refant Program").

         At June 30, 1997, net loans totaled approximately $182.2 million representing an increase of approximately $12.2 million compared to $170.0 million at December 31, 1996. The increase in commercial loans was attributable to a more aggressive loan origination program, consistent with the Bank's strategic plan. Additionally, the Company increased its investment securities portfolio through purchases funded by Federal Home Loan Bank advances.

         Total deposits decreased to approximately $236.2 million during the six months ended June 30, 1997 from $250.1 million at December 31, 1996. This was primarily the result of allowing higher priced retail certificates of deposit to run off. These deposits were replaced primarily with short term advances from the Federal Home Loan Bank of Pittsburgh


Deposit Breakdown Table

                                                At                         At
                                             June 30,                December 31,
                                              1997                       1996
Type of Deposit Account                             % of                          % of
                                    Balance         Total       Balance          Total
Demand: non-interest bearing      $29,277,000        12.4%    $32,611,000        13.0%
Demand: interest bearing            9,454,000         4.0      10,181,000         4.1
Money Market and Savings           30,118,000        12.8      27,240,000        10.9
Time deposits under $100,000      142,291,000        60.2     150,800,000        60.3
Time deposits over $100,000        25,058,000        10.6      29,227,000        11.7
                                 ------------       -----    ------------       -----

Total deposits                   $236,198,000         100%   $250,059,000         100%
                                 ============       =====    ============       =====

Allowance for Loan Losses:

         The Allowance for Loan Losses for the Bank was $2,217,000 as of June 30, 1997. The Bank has a policy of increasing its Allowance for Loan Losses by 0.60% of net new loans receivable. Based on numerous factors including, but not limited to, the Bank's existing loan portfolio, the size of its allowance for Loan Losses, results of regularly scheduled bank regulatory field examinations, and Management's internal loan review decisions, the Bank may make additions to the Allowance for Loan Losses other than the percentage additions made in the ordinary course of business. Additionally, the Board of Directors reviews reserve adequacy on a quarterly basis. Management believes that the Allowance for Loan Losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

         The Bank recorded a Provision for Loan Losses of $110,000 during the six months ended June 30, 1997 compared to $25,000 for the six months ended June 30, 1996, as loan growth was higher during 1997 compared to 1996. As a result of this provision for potential loan losses and following certain recoveries net of charge-offs credited to the allowance for loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $2,217,000 at June 30, 1997 from $2,092,000 at December 31, 1996. Listed below is an analysis of the allowance for loan losses account:

                            Allowance for Loan Losses
                                   Rollforward
Balance at December 31, 1996                                       $2,092,000

Charge-offs:
                       Commercial Loans                                54,000
                                                                   ----------
Total charge-offs:                                                     54,000

Recoveries
                       Commercial Loans                                47,000
                       Real Estate Loans                               19,000
                       Installment Loans                                3,000
                                                                   ----------
Total Recoveries                                                       69,000

Additions charged to operations                                       110,000

Balance at June 30, 1997                                           $2,217,000
                                                                   ----------

         As of June 30, 1997, the Bank had loans outstanding placed in a non-accrual status totaling approximately $2,151,000 compared to $1,892,000 at December 31, 1996. This increase was mainly due to the addition of a number of low balance credits. During the second quarter a larger non-accruing loan totaling $850,000 was returned to performing status. There was no interest income recorded on non-accrual loans for the six months ended June 30, 1997. Management is actively pursuing the collection of all troubled loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accruing loans. The Bank has a policy of generally placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful.

         Approximately 40% of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Approximately 48% in loans receivable are comprised of fixed rate loans that will mature in the next five years, while another 12% of loans receivable represent fixed rate loans which will mature beyond five years.

         Listed below is a schedule of loans receivable. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

                                Loans Receivable

                                                            At                         At
                                                         June 30,                December 31,
                                                          1997                       1996
Loan Type                                                        % of                          % of
                                                 Balance         Total       Balance          Total
Loans collateralized by Real Estate:
One-to-four family residential                 $63,466,000        34.4%    $58,908,000        34.2%
Multi-family residential                         2,356,000         1.3       2,332,000         1.4
Commercial and other                            68,959,000        37.4      62,016,000        36.0
                                              ------------       -----    ------------       -----
Total loans collateralized by Real Estate      134,781,000        73.1     123,256,000        71.6
                                              ------------       -----    ------------       -----

Commercial business loans                       41,414,000        22.5      45,007,000        26.2
Other loans                                      8,218,000         4.4       3,831,000         2.2
                                              ============       =====    ============       =====
Total loans                                   $184,413,000         100%   $172,094,000         100%
                                              ============       =====    ============       =====

         Since its founding, the Bank's primary focus has been to service the borrowing and deposit needs of small businesses and commercial real estate investors. Many of the loans made to all of these categories of customers have been collateralized by real estate, as set forth on the above chart.

         Of the approximately $63.5 million in loans collateralized by "one-to-four residential" properties at June 30, 1997, only $3.7 million represent traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens, often junior liens, on the residences of the principals. The risk in business loans collateralized by liens on residential properties lies more in the success or failure of the borrower's businesses than the real estate market, although the value of the collateral is affected by variations in the real estate market. Generally, housing prices in the Bank's market area fell during the late 1980s and early 1990s, but more recently have been relatively stable.

         "Multi-family residential" and "Commercial and other" loans primarily represent loans made to real estate investors and/or developers. This market suffered dramatic declines in value during the late 1980s and early 1990s, but has shown signs of stability in recent years. The degree of recovery, however, is dependent on the type of property and its location. The Bank has strengthened its ability to analyze and service such loans, and intends to continue its penetration of this market, which it believes to be under-served, with a resultant expectation of satisfactory interest rates, fees, and deposits. Underwriting of such loans will continue to be performed in a conservative manner.

         "Commercial business loans" include loans to professionals and other businesses not collateralized by real estate. $16.0 million of such loans were collateralized by liquid collateral as of June 30, 1997. Another $8.0 million were unsecured, that is, made to borrowers considered to be of sufficient strength to merit unsecured financing. The balance consists primarily of loans collateralized by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is generally a function of local market and industry conditions, with any collateral serving as the source of repayment.

         The Bank intends to continue its lending focus on professionals while expanding its commercial real estate and small business efforts. Additionally, in a further attempt to diversify its portfolio and increase its market penetration, the Bank has begun to emphasize consumer lending. All such plans are highly dependent upon the strength of the economic environment in the Bank's market area, as well as the specific industries on which it focuses.

Capital Resources:

         During the six months ended June 30, 1997, the Company reported net income of $2.5 million. As a result, tier one regulatory capital increased to $20,513,000 at June 30, 1997 from $18,034,000 at year end 1996.

         The Bank's ratio of Tier I Capital to total Risk-Weighted Assets increased to 10.65% as of June 30, 1997 from 10.08% as of December 31, 1996. The Company's ratio of Tier I Leverage Capital to total average quarterly assets was 7.43% compared to 6.65% as of December 31, 1996.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at June 30, 1997:
Tier I Capital                                   $20,513,000
Tier II Capital                                    2,217,000
                                                 -----------
Total Capital                                     22,730,000

Total Average Quarterly Assets                   276,083,000
Total Risk-Weighted Assets (1)                   192,627,000

Tier I Risk-Based Capital Ratio (2)                    10.65%
Required Tier I Risk-Based Capital Ratio                4.00%
                                                 -----------
Excess Tier I Risk-Based Capital Ratio                  6.65%

Total Risk-Based Capital Ratio (3)                     11.80%
Required Total Risk-Based Capital Ratio                 8.00%
                                                 -----------
Excess Total Risk-Based Capital Ratio                   3.80%

Tier I Leverage Ratio (4)                               7.43%
Required Tier I Leverage Ratio                          5.00%
                                                 -----------
Excess Tier I Leverage Ratio                            2.43%
                                                 -----------

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

         In addition to the above minimum capital requirements, the Federal Reserve Bank has promulgated rules to implement a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria in the future when determining such classifications that could result in a downgrading in such classifications.

Liquidity:

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of June 30, 1997, the Bank maintained $9.1 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight federal funds sold. This represented 3.0% of the total assets at June 30, 1997 as compared to 5.7% at December 31, 1996. Of the Bank's investment securities, approximately $7.0 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

         Additionally, the Bank has established three lines of credit totaling $99.0 million to assist in managing the Bank's liquidity position. As of June 30, 1997, approximately $37.0 million was outstanding on the aforementioned lines of credit.

         Both liquidity and interest sensitivity are managed by the Finance Committee of the Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.

Investment Securities:

         The Company classifies certain investments under one of the following categories: "held-to-maturity" which are accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums;
"available-for-sale" which are accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which are accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold "trading" securities.

         At June 30, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Bank's asset/liability management.
Available-for-sale securities consist of US Government Treasury and US Government Agency securities. The book and market values of securities available-for-sale was $4,882,000 and $4,888,000 respectively, as of June 30, 1997. The net unrealized gain on securities available-for-sale, as of this date, was $6,000.

Interest Rate Sensitivity:

         The possible effect upon the Company and the Bank of any future sustained rise in interest rates is believed by Management to have a negative impact on net interest income, since the Bank does not have the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets. However, a sustained decrease in interest rates generally could have a positive effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. The Bank has the ability to reprice interest bearing deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. As of June 30, 1997, 39.0% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 18.6% were to be repriceable within three to six months.

         The cumulative 12-month Interest Rate Sensitivity Gap at June 30, 1997 was a negative 5.6% compared to a negative 15.8% and 9.4% at March 31, 1997 and December 31, 1996, respectively, all of which are within management's guidelines of +/- 20%.

                               First Republic Bank
                             Interest Sensitive Gap
                                  June 30, 1997
                          (Dollar amounts in thousands)

                                        0 - 90      91 - 180    181 - 365      1 - 5        5 YRS &
                                         Days         Days         Days        Years         Over          Total
Interest Sensitive Assets:

Interest Bearing Balances
Due From Banks                          $3,351           $0           $0           $0           $0       $3,351
Investment Securities                   29,892        7,839       13,513       24,123       19,607       94,974
Loans                                   78,894       10,426       25,314       34,946       34,833      184,413
                                  ------------------------------------------------------------------------------
Totals                                 112,137       18,265       38,827       59,069       54,440      282,738
                                  =============================================================================
Cumulative Totals                   $  112,137   $  130,402   $  169,229   $  228,298   $  282,738
                                  ------------------------------------------------------------------------------

Interest Sensitive Liabilities:

Demand Interest Bearing             $    4,012   $        0   $        0   $    2,721   $    2,721    $   9,454
Savings Accounts                         1,275            0            0            0        1,275        2,550
Money Market Accounts                   13,785            0            0        6,892        6,891       27,568
FHLB Borrowings                         31,419            0            0        5,600            0       37,019
Time Deposits                           65,229       31,058       38,334       32,723            5      167,349
                                  ------------------------------------------------------------------------------
Totals                              $  115,720   $   31,058   $   38,334   $   47,936   $   10,892    $ 243,940

Cumulative Totals                   $  115,720   $  146,778   $  185,112   $  233,048   $  243,940
                                  ------------------------------------------------------------------------------
GAP                                 $   (3,583)  $  (12,793)  $      493   $   11,133   $   43,548    $  38,798

Cumulative GAP                      $   (3,583)  $  (16,376)  $  (15,883)  $   (4,750)  $   38,798    $  38,798

Interest Sensitive Assets/
  Interest Sensitive Liabilities           1.0          0.9          0.9          1.0          1.2

Cumulative GAP/
  Total Earning Assets                   -1.3%        -5.8%        -5.6%        -1.7%        13.7%

Total Earning Assets
                                       282,738

Results of Operations for the Quarter Ended June 30, 1997 vs. 1996:

         The Company's net income for the quarter ended June 30, 1997, was $475,000, or $0.12 per share of common stock, compared to a net income of $351,000 or $0.14 per share of common stock, during the comparable quarter of 1996.

Net Interest Income:

          Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $2,549,000 during the quarter ended June 30, 1997, from $1,524,000 for the quarter ended June 30, 1996. The increase was mainly due to the 1996 merger with ExecuFirst, resulting in the absence of two months of income from operations of Execufirst during the quarter ended June 30, 1996.

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

         Interest and fees on loans was $4,146,000 or 76% of total interest income, for the quarter ended June 30, 1997 compared with $2,549,000 or 71% of total interest income reported during the comparable quarter of 1996. This increase, on an absolute dollar basis of $1.6 million, was mainly due to the merger with ExecuFirst, effective June 7, 1996 in addition to increased loan volume generated through business development efforts. On a percentage basis, this increase is attributable to the increase in total loans as a percentage of total average earning assets during 1997.

         Interest on federal funds sold was $1,000, during the quarter ended June 30, 1997, compared to $318,000 reported in the comparable quarter of 1996. This decrease was due to higher average balances of federal funds outstanding during the second quarter of 1996. Interest on investments was $1,285,000 or 24% of total interest income in the quarter ended June 30, 1997, compared to $734,000, or 20% of total interest income reported during the comparable quarter of 1996. This was due to higher average balances during the quarter ended June 30, 1997 as a result of the merger.

         Interest expense for the quarter ended June 30, 1997 was $2,883,000 compared to $2,077,000 for the quarter ended June 30, 1996. Such increase is attributable to the increase in deposits as a result of the merger with ExecuFirst. The Company had 73.6 % of its quarterly average deposit base in certificate of deposits during 1997 compared with 70.8% for the same period in 1996. Certificates of deposit traditionally represent higher costing deposits, compared to interest earning and non-interest earning demand deposits. Interest expense on subordinated debt was reduced from $71,000 for the quarter ended June 30, 1996 to $0 for the same period in 1997, due to the early redemption of the debt in December of 1996. Other borrowing expense totaled $171,000 resulting from the Federal Home Loan advances used to fund loan growth, purchase investment securities and replace matured certificates of deposit.

Non-Interest Income:

         Non-interest income is comprised of charges on deposit accounts, plus or minus any gains or losses on sales of securities and the participation of the Company's subsidiary, First Republic Bank, in a tax refund program with a national tax preparation service company. As these loans are repaid, the Bank recognizes a fee per refund, which is paid by the borrower/taxpayer. Fees recognized on this program were approximately $230,000 net of expenses for the second quarter of 1997 compared to $156,000 in 1996. Total service fees increased to $83,000 for the quarter ended June 30, 1997 compared to $48,000 for the quarter ended June 30, 1996. The increase is primarily due to greater deposit service charges on higher average levels of deposit balances, as a result of the merger with ExecuFirst.

Non-Interest Expense:

         The Company's largest non-interest expense is salaries and employee benefits, which totaled $1,082,000, or approximately 51% of total non-interest expenses for the quarter ended June 30, 1997, compared to $636,000, or approximately 53% of total expenses, in the quarter ended June 30, 1996. The year-to-year dollar increase is due primarily to more staff as a result of the merger with ExecuFirst, as well as the increase associated with the expansion of branches and business development staff.

         Occupancy expense consists primarily of rent expense for the lease of the Company's offices and Bank branches, as well as premises and equipment depreciation expenses. Occupancy expenses were $300,000 for the quarter ended June 30, 1997, or 14% of total expenses, compared to $203,000, or 17% of total expenses, for the comparable quarter of 1996. This increase is the result of additional branch openings partially offset by consolidation of the Company's main office.

         Other operating expenses during the quarter ended June 30, 1997 were $747,000 or 35% of total non-interest expenses, compared to $353,000 or 30% of such expenses, for the quarter ended June 30, 1996. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums.

Results of Operations for the Six Months Ended June 30, 1997 vs. 1996:

         The Company's net income for the six months ended June 30, 1997, was $2,479,000, or approximately $0.65 per share of common stock, compared to net income of $1,877,000 or approximately $0.82 per share of common stock, during the six months ended June 30, 1996.

Net Interest Income:

         Net interest income, the difference between interest earned on loans and other investments and the interest paid on deposits and borrowings, increased to $5,140,000 during the six months ended June 30, 1997, from $2,757,000 for the six months ended June 30, 1996. The increase was mainly due to the 1996 merger with ExecuFirst resulting in the absence of five months of income form operations of Execufirst during the six months ended June 30, 1996.

         Interest and fees on loans was $7,952,000 or 73% of total interest income, for the six months ended June 30, 1997 compared with $4,552,000 or 66% of total interest income reported during the comparable period of 1996. This increase, on an absolute dollar basis of $3.4 million, was mainly due to the merger with ExecuFirst, effective June 7, 1996 in addition to increased loan volume generated through business development efforts. On a percentage basis, this increase is attributable to the increase in total loans as a percentage of total average earning assets during 1997.

         Interest on federal funds sold was $290,000, or 3% of total interest income during the six months ended June 30, 1997, compared to $1,129,000 or 16% of total interest income reported in the comparable period of 1996. This decrease was due to higher average balances of federal funds outstanding during the six months ended June 30, 1996. Interest on investments was $2,627,000 or 24% of total interest income in the six months ended June 30, 1997, compared to $1,249,000, or 18% of total interest income reported during the comparable period of 1996.

Interest Expense:

         Interest expense for the six months ended June 30, 1997 was $5,729,000 compared to $4,173,000 for the six months ended June 30, 1996. Such increase is attributable to the increase in average deposits as a result of the merger with ExecuFirst. Interest expense on subordinated debt was reduced from $140,000 to $0 in 1997 due to the early redemption of the debt in December of 1996. Other borrowing expense totaled $248,000 resulting from the Federal Home Loan advance used to fund loan growth, purchase investment securities and to replace matured in certificates of deposit.

Non-Interest Income:

         Fees recognized on the Refant Tax Program were approximately $2.2 million net of expenses for the six months ended June 30, 1997 compared to $2.0 million in 1996. Total service fees income increased to $162,000 for the six months ended June 30, 1997 compared to $59,000 for the six months ended June 30, 1996. The increase is primarily due to greater deposit service charges, on higher average deposit balances, as a result of the merger with ExecuFirst.

Non-Interest Expense:

         Salaries and employee benefits, which totaled $2,027,000, or approximately 51% of total non-interest expenses for the six months ended June 30, 1997, increased compared to $1,113,000, or approximately 53% of total expenses, for the six months ended June 30, 1996. The year-to-year dollar increase is due primarily to more staff as a result of the merger with ExecuFirst, as well as the increase associated with the expansion of branches and the business development staff.

         Occupancy expense consists primarily of rent expense for the lease of the Company's offices and Bank branches as well as premises and equipment depreciation expenses. Occupancy expenses were $552,000 for the six months ended June 30, 1997, or 14% of total expenses, compared to $358,000, or 17% of total expenses, for the comparable period in 1996. This decrease is the result of the consolidation of the Company's main office, partially offset by a two new branch openings during 1997.

         Other operating expenses during the six months ended June 30, 1997 were $1,383,000 or 35% of total non interest expenses, compared to $626,000 or 30% of such expenses, for the six months ended June 30, 1996. Major components of this category include data processing, printing and supplies, advertising, travel and entertainment, fidelity insurance premiums, and Federal Deposit Insurance premiums.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         Management is not aware of any pending or contemplated legal action which would have a material adverse effect on the Company.

Item 2: Changes in Securities
         None

Item 3: Defaults Upon Senior Securities
         None

Item 4: Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the election and re-election of certain directors of the Company was held on the 29th day of April, 1997 at 4:00 p.m., at the Pyramid Club, 1735 Market Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 33 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 2,847,969 shares of common stock, of which 2,847,969 shares were entitled to vote. A total of 1,840,976 shares were voted. No nominee received less than 99.5% of the voted shares. Therefore, pursuant to such approval, the following Directors were elected to the Company:

Daniel S. Berman (re-elected)
John F. D'Aprix (re-elected)
Eustace W. Mita (re-elected)
James E. Schleif (re-elected)
Harris Wildstein (re-elected)
Zeev Shenkman

The following directors continue to serve on the board of the Company:

Kenneth Adelberg
William Batoff
Michael J. Bradley
Sheldon Goldberg
Gerald Levinson
Harry D. Madonna
Neal I. Rodin
Steven J. Shotz
Rolf A. Stensrud

         Mr. Muscal, who was the President of the Company, and Chairman of the Bank, resigned as an Officer and Director of the Company and Bank, and terminated his employment agreement effective February 28, 1997. Mr. Muscal has executed a consulting agreement with the Bank effective February 28, 1997.

         The Board filled Mr. Muscal's director vacancy by nominating Mr. Zeev Shenkman. Mr. Shenkman was elected to the Board of Directors at the Company's annual meeting on April 29, 1997.

Item 5: Other Information

         None

Item 6: Exhibits and Reports on Form 8-K      Page Numbering
                                              in Sequential
                                              Numbering System

          (a)  Exhibits:


           27 - Financial Data Schedule                26



          (b) Form 8-K was filed by the Registrant on April 21, 1997 to announce the resignation of Coopers and Lybrand, the Registrant's certified public accountants.

               Form 8-K/A was filed by the Registrant on April 29, 1997 to announce the resignation of Coopers and Lybrand, the Registrant's certified public accountants.

               Form 8-K/A was filed by the Registrant on May 6, 1997 to announce
               the  resignation  of  Coopers  and  Lybrand,   the   Registrant's
               certified public accountants.

               Form 8-K was filed by the Registrant on July 17, 1997 to announce the name change of the Registrant from First Republic Bancorp, Inc. to Republic First Bancorp, Inc. The stock ticker symbol will remain the same ("FRBK").

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Republic First Bancorp, Inc.

                                        /s/ Rolf Stensrud
                                        Rolf Stensrud
                                        President and Chief Executive Officer




                                        /s/ George S. Rapp
                                        George S. Rapp
                                        Executive   Vice   President  and
                                        Chief Financial Officer


Dated:  August 11, 1997