Form 10QSB
period 1997-09-30
REPUBLIC FIRST BANCORP INC
filed 1997-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1997

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

              3,446,309 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 1997

                        Exhibit index appears on page 33

                                Table of Contents

                                                                           Page
Part I:  Financial Information

Item 1:  Financial Statements                                                3

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             11

Part II: Other Information

Item 1:  Legal Proceedings                                                  33

Item 2:  Changes in Securities                                              33

Item 3:  Defaults Upon Senior Securities                                    33

Item 4:  Submission of Matters to a Vote of Security Holders                33

Item 5:  Other Information                                                  33

Item 6:  Exhibits and Reports on Form 8-K                                   33

                         PART I - FINANCIAL INFORMATION



                          Item 1: Financial Statements

                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets

ASSETS:                                                                           September 30, 1997     December 31, 1996
                                                                                      (unaudited)
Cash and due from banks                                                                $5,237,000            $7,716,000
Interest - bearing deposits with banks                                                  2,058,000               665,000
Federal funds sold                                                                              0             7,115,000
                                                                                     ------------          ------------
    Total cash and cash equivalents                                                     7,295,000            15,496,000

Securities available for sale, at fair value                                            3,162,000             5,900,000
Securities held to maturity, at amortized cost                                         97,952,000            75,054,000

Loans receivable, net                                                                 184,403,000           170,002,000
Premises and equipment, net                                                             1,926,000               711,000
Real estate owned, net                                                                  1,944,000               295,000
Accrued income and other assets                                                         6,484,000             6,337,000
                                                                                     ------------          ------------

Total Assets                                                                         $303,166,000          $273,795,000
                                                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                         $33,961,000           $32,611,000
Demand - interest-bearing                                                               8,233,000            10,181,000
Money market and savings                                                               25,840,000            27,240,000
Time                                                                                  152,947,000           150,800,000
Time over $100,000                                                                     26,923,000            29,227,000
                                                                                     ------------          ------------
    Total Deposits                                                                    247,904,000           250,059,000

Other Borrowings                                                                       27,346,000                     0
Accrued expenses and other liabilities                                                  6,435,000             5,365,000
                                                                                     ------------          ------------

Total Liabilities                                                                     281,685,000           255,424,000
                                                                                     ------------          ------------

Shareholders' Equity:

Common stock, par value $.01 per share; 20,000,000 shares authorized;shares issued and  outstanding 3,446,309 and 3,417,509 as of September 30, 1997
  and December 31, 1996 respectively                                                       34,000                34,000

Additional paid in capital                                                             13,793,000            13,687,000
Retained earnings                                                                       7,651,000             4,647,000
Unrealized gain on securities available for sale, net of
  deferred taxes                                                                            3,000                 3,000
                                                                                     ------------          ------------
Total Shareholders' Equity                                                             21,481,000            18,371,000
                                                                                     ------------          ------------

Total Liabilities and Shareholders' Equity                                           $303,166,000          $273,795,000
                                                                                     ============          ============

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                       For the Periods Ended September 30,
                                   (unaudited)

                                                   Quarter to Date                  Year to Date
                                                1997            1996            1997            1996
                                            -----------     -----------     -----------     -----------
Interest income:
       Interest and fees on loans            $4,364,000      $3,693,000     $12,316,000      $8,245,000
       Interest on federal funds sold            10,000          66,000         300,000       1,195,000
       Interest on investments                1,565,000       1,213,000       4,192,000       2,462,000
                                            -----------     -----------     -----------     -----------
       Total Interest Income                  5,939,000       4,972,000      16,808,000      11,902,000
                                            -----------     -----------     -----------     -----------
Interest expense:
       Demand - interest-bearing                 49,000          50,000         159,000          82,000
       Money market and savings                 233,000         209,000         692,000         467,000
       Time                                   2,285,000       1,960,000       6,373,000       4,908,000
       Time over $100,000                       390,000         398,000       1,214,000       1,193,000
       Subordinated Debt                              0          70,000               0         210,000
       Other Borrowings                         373,000               0         621,000               0
                                            -----------     -----------     -----------     -----------
Total  Interest Expense                       3,330,000       2,687,000       9,059,000       6,860,000
                                            -----------     -----------     -----------     -----------
Net interest income                           2,609,000       2,285,000       7,749,000       5,042,000
Provision for loan losses                        30,000          30,000         140,000          55,000
                                            -----------     -----------     -----------     -----------
Net interest income after provision for
       loan losses                            2,579,000       2,255,000       7,609,000       4,987,000
                                            -----------     -----------     -----------     -----------
Non-interest income:
       Service fees                             129,000         115,000         291,000         174,000
       Tax refund program revenue                 5,000               0       2,239,000       2,080,000
       Other income                              18,000          51,000          96,000          60,000
                                            -----------     -----------     -----------     -----------
                                                152,000         166,000       2,626,000       2,314,000
                                            -----------     -----------     -----------     -----------
Non-interest expenses:
       Salaries and Benefits                  1,056,000         845,000       3,083,000       1,958,000
       Occupancy/Equipment                      315,000         281,000         867,000         639,000
       Other expenses                           561,000         571,000       1,944,000       1,138,000
                                            -----------     -----------     -----------     -----------
                                              1,932,000       1,697,000       5,894,000       3,735,000
                                            -----------     -----------     -----------     -----------
 Income before income taxes                     799,000         724,000       4,341,000       3,566,000
                                            -----------     -----------     -----------     -----------
Provision for income taxes                      274,000         224,000       1,337,000       1,189,000
                                            -----------     -----------     -----------     -----------
Net income                                     $525,000        $500,000      $3,004,000      $2,377,000
                                            ===========     ===========     ===========     ===========

Net income per share:
           Primary                                $0.14           $0.14           $0.79           $0.85
           Fully diluted                          $0.14           $0.13           $0.78           $0.83
                                            -----------     -----------     -----------     -----------
Average common shares and CSE
    outstanding:
           Primary                            3,846,497       3,663,111       3,815,186       2,791,819
           Fully diluted                      3,858,398       3,730,890       3,855,189       2,867,286
                                            -----------     -----------     -----------     -----------

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (unaudited)

                                                              1997              1996
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                            $3,004,000        $2,377,000
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Provision for loan losses                             140,000            55,000
        Write down of other real estate owned                  70,000
        Depreciation and amortization                         302,000           183,000
        (Increase) decrease in accrued income
           and other assets                                  (147,000)          663,000
        Increase (decrease) in accrued expenses
           and other liabilities                            1,070,000          (153,000)
                                                         ------------      ------------
     Net cash provided by operating activities              4,439,000         3,125,000
                                                         ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for sale                                 (1,950,000)                0
        Held to Maturity                                  (37,386,000)      (26,901,000)
     Proceeds from principal receipts, sales, and
           maturities of securities                        19,074,000        17,684,000
     Net (increase) in loans                              (14,715,000)         (372,000)
     Cash Proceeds from acquisitions                                0        12,155,000
     Purchase of other real estate owned                   (1,406,000)                0
     Premises and equipment expenditures                   (1,448,000)         (137,000)
                                                         ------------      ------------
     Net cash provided by (used in) investing
           activities                                     (37,831,000)        2,429,000
                                                         ------------      ------------
Cash flows from financing activities:
     Net (decrease) in demand, money
          market, and savings deposits                     (1,998,000)       (4,589,000)
     Net increase in borrowed funds                        27,346,000                 0
     Net increase (decrease) in time deposits                (157,000)        8,823,000
                                                         ------------      ------------
     Net cash provided by financing activities             25,191,000         4,234,000
                                                         ------------      ------------
Increase (decrease) in cash and cash equivalents           (8,201,000)        9,788,000

Cash and cash equivalents, beginning of period             15,496,000         3,856,000
                                                         ============      ============
Cash and cash equivalents, end of period                   $7,295,000       $13,644,000
                                                         ============      ============
Supplemental disclosure:
     Interest paid                                         $8,699,000        $6,327,000
                                                         ============      ============
Non-cash transactions:
       Net transfers to real estate owned from loans         $539,000                 0
                                                         ============      ============
       Changes in unrealized gain on securities
       available for sale                                           0          ($26,000)

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Changes In
                              Shareholders' Equity
                For the Nine Months Ended September 30, 1997 and
                      For the Year Ended December 31, 1996

                                                                                           Unrealized
                                                                                             Gain on
                                                           Additional                       Securities             Total
                                             Common          Paid in        Retained        Available      Shareholders'
                                              Stock          Capital        Earnings         for Sale            Equity
                                          -------------------------------------------------------------------------------
Balance December 31, 1995                    $22,000       $6,647,000       $1,934,000          $19,000        $8,622,000

Acquisition of Execufirst Bancorp             12,000        7,040,000                0                0         7,052,000

Net income for the year                            0                0        2,713,000                0         2,713,000

Change in unrealized gain
   on securities available for sale                0                0                0          (16,000)          (16,000)

Balance December 31, 1996                     34,000       13,687,000        4,647,000            3,000        18,371,000

Net Income For the Period                          0                0        3,004,000                0         3,004,000
                                          -------------------------------------------------------------------------------

Stock options exercised                            0          106,000                0                0           106,000
                                          -------------------------------------------------------------------------------

Balance September 30, 1997                   $34,000      $13,793,000       $7,651,000           $3,000       $21,481,000
                                          ===============================================================================

                (See notes to consolidated financial statements)

                          REPUBLIC FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

         In the opinion of Republic First Bancorp, Inc. ("the Company"), the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended, September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1996 annual report.

         The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         On June 7, 1996, Republic Bancorporation ("Republic"), parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 are those of Republic from the date of the merger through September 30, 1996 and may not be comparable to the current year Consolidated Statements. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

         The September 30, 1997 and December 31, 1996 Consolidated Balance Sheets include the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding shares of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

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

         Additionally, the Company declared a six for five stock split effected in the form of a dividend on March 4, 1997 for all shareholders of record of the Company on that date. Average common shares and common share equivalents, and all other share presentations have been retroactively restated as if the dividend was declared at the earliest period presented herein.

         On November 11, 1997, the Company commenced the sale of 1,000,000 shares of its common stock at $12.00 per share in a firm commitment underwritten public offering managed by Janney Montgomery Scott Inc. The purpose of the offering is to raise capital to permit the Company to expand its branch network and take advantage of future growth opportunities. The settlement is anticipated to be November 14, 1997.

3. Earnings Per Share:

         Earnings per common share, and common equivalent shares, are based on the weighted average number of common shares and common equivalent shares outstanding during the periods. Stock options are included as share equivalents when dilutive. Common stock equivalents had a dilutive effect for the nine months and three months ended September 30, 1997 and 1996.

         In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. Had the Company adopted SFAS No. 128 as of September 30, 1997, pro forma basic earnings per share would have been $0.14 and $0.15 for the three months ended September 30, 1997 and 1996, respectively, and $0.87 and $0.92 for the nine months ended September 30, 1997 and 1996, respectively.

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

         At September 30, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Bank's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $3,159,000 and $3162,000 respectively, as of September 30, 1997. The net unrealized gain on securities available-for-sale, as of this date, was $3,000, net of tax.


The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1997.

                                                             Gross          Gross
                                              Amortized      Unrealized     Unrealized
Available-for-Sale ($000)                     Cost           Gain           Loss            Fair Value
---------------------------------------        -------        -------        -------         -------
US Government Agencies                          $3,159             $7            ($4)         $3,162
---------------------------------------        -------        -------        -------         -------
Total Available-for-Sale                        $3,159             $7            ($4)         $3,162
---------------------------------------        -------        -------        -------         -------

                                                             Gross          Gross
                                              Amortized      Unrealized     Unrealized
Held-to-Maturity ($000)                       Cost           Gain           Loss            Fair Value
---------------------------------------        -------        -------        -------         -------
Mortgage-backed Securities                     $30,792            $26           $(52)        $30,766
US Government Agencies                          63,323            846           (236)         63,933
Other                                            3,837             --             --           3,837
---------------------------------------        -------        -------        -------         -------
Total Held-to-Maturity                         $97,952           $872          $(288)        $98,536
---------------------------------------        -------        -------        -------         -------

Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
Overview

         On June 7, 1996 Republic, parent company of Republic Bank, merged with and into ExecuFirst, parent company of First Executive Bank. In the Merger, ExecuFirst issued 1,604,411 shares (56% of the combined total) of its common stock to Republic's shareholders. Effective upon the Merger, ExecuFirst changed its name to First Republic Bancorp, Inc. The Company subsequently changed its name to Republic First Bancorp, Inc. Upon completion of the Merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. The operations of ExecuFirst have been included in the Company's financial statements since the date of the Merger. Therefore, the Consolidated Financial Statements for the periods prior to 1996 are those of Republic only, and may not be comparable to the Consolidated Financial Statements for 1996 and 1997. Historical shareholders' equity of Republic prior to the Merger has been retroactively restated for the equivalent number of shares received in the Merger after giving effect to the differences in par value of the respective stock of each Company. Additionally, the Company declared a six for five stock split effected in the form of a dividend on March 4, 1997 for all shareholders of record of the Company on that date. Average common shares and common share equivalents, and all other share presentations have been retroactively restated as if the dividend was declared at the beginning of each respective period.

         Republic Bank and First Executive Bank each opened in 1988, with similar marketing strategies. At the signing of the merger agreement, each had assets of approximately $130 million. Republic Bank had two offices in Center City Philadelphia and an office in Ardmore, Montgomery County and First Executive Bank had two offices in Center City Philadelphia. After the Merger, the Bank initiated a more aggressive branch expansion and marketing program targeting customers of larger financial institutions that were recently acquired. The Bank opened branches on City Line Avenue, Philadelphia and in East Norriton, Montgomery County in the first half of 1997. Additionally, the Bank will open a seventh branch office in Abington, Montgomery County in November 1997. The Bank has formed a planning committee to evaluate prospective locations for new branches which meet the committee's criteria. The planning committee currently has 15 sites under review.

         Future growth plans include the opening of three new branch offices per year in 1998 and 1999. Management's goal in establishing these new branches is to achieve deposits at each branch of at least $35.0 million in three years or less. The Company's net income historically has been affected by new branch openings because the Company incurs incremental non-interest expense when opening a new branch office. Because the Company is substantially larger in 1997 than it was when it previously opened branches in 1992 and 1995, management expects that the incremental non-interest expense resulting from such openings as a percentage of net income will be substantially less in 1997 and future years than it was in the past.

         The Company's Tax Refund Program is a significant component of the Company's net income and provides capital to support the Bank's rapid branch expansion. The Tax Refund Program generated $2.2 million and $2.1 million in revenue during 1997 and 1996, respectively. The Tax Refund Program earnings are realized primarily in the first quarter of the year. These pretax earnings constituted approximately 70% and 89% of the Company's first quarter 1997 and 1996 pretax earnings, respectively, and 51.2% of the Company's pretax earnings for the year ended December 31, 1996. Revenue generated by the Tax Refund Program accounted for 11.5% and 14.6% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Management has been encouraged by the success of the Tax Refund Program and looks forward to continuing participation in the future. The Company recently signed an extension (with automatic renewals) of the Tax Refund Program agreement with its partner, Jackson Hewitt, ensuring the Company's participation through the April 1999 tax season.

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

         The September 30, 1997 and December 31, 1996 Consolidated Balance Sheets reflect the effect of the merger on a purchase accounting basis based on the fair market value of ExecuFirst's common stock at a price of $5.75 per share, the estimated market value of the stock for a reasonable period before and after November 17, 1995, the announcement date of the merger. The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the then outstanding shares of ExecuFirst of approximately 1,226,000 (prior to subsequent dividends) at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000.

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

Results of Operations for the Nine Months Ended September 30, 1997 and 1996

Overview

         The Company's net income increased $627,000, or 26.4%, to $3.0 million for the nine months ended September 30, 1997, from $2.4 million for the nine months ended September 30, 1996. The earnings increased primarily due to an increase in net interest income. Although net income for the comparative periods increased, primary and fully-diluted earnings per share for the nine months ended September 30, 1997 were $0.79 and $0.78 compared to $0.85 and $0.83, respectively, for the nine months ended September 30, 1996, due to the Merger which resulted in a materially greater number of average shares outstanding for the nine months ended September 30, 1997.

Analysis of Net Interest Income

         Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized tax-equivalent basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Nonaccrual loans are included in average loans receivable.

                                                                 For the Nine Months Ended September 30,
                                                           1997                                          1996

                                                         Interest                                     Interest
                                           Average        Income/         Yield/        Average        Income/          Yield/
INTEREST-EARNING ASSETS:                   Balance      Expenses(1)       Rate(2)       Balance       Expenses(1)       Rate(2)
Federal funds sold                           $7,514         $300           5.34%          $31,741        $1,195         5.03%

  Investment securities (2)                  84,048        4,192           6.65%           53,471         2,462         6.14%

  Loans receivable (3)                      180,019       12,316           9.15%          112,735         8,245         9.78%
                                           --------       ------           ----          --------        ------         ----

  Total interest earning assets            $271,581      $16,808           8.28%         $197,947       $11,902         8.04%
                                           --------       ------           ----          --------        ------         ----

  Other assets                               32,318                                        17,799

Total assets                               $303,899                                      $215,746
                                           ========                                      ========

INTEREST-BEARING LIABILITIES:

  Demand deposits, non-interest bearing     $52,502           $0            N/A           $32,104            $0          N/A
  Savings deposits                            2,477           47           2.54%            1,262            23         2.44%
  Demand deposits, interest bearing           8,525          159           2.49%            4,327            82         2.53%
  Money market                               26,284          645           3.28%           14,699           444         4.04%
  Time deposits under $100,000              144,604        6,373           5.89%          112,186         4,908         5.85%
  Time deposits $100,000 and above           29,086        1,214           5.58%           26,251         1,193         6.08%
                                           --------       ------           ----          --------        ------         ----
  Total deposits                           $263,478       $8,438           4.28%         $190,829        $6,650         5.60%

  Total interest bearing deposits          $210,976       $8,438           5.35%         $158,725        $6,650         5.60%
                                           --------       ------           ----          --------        ------         ----

  Other borrowed funds                       13,665          621           6.08%            3,400           210         8.26%
                                           --------       ------           ----          --------        ------         ----

  Total interest bearing liabilities        224,641        9,059           5.39%          162,125         6,860         5.66%
                                           --------       ------           ----          --------        ------         ----

  Other liabilities                           6,459                                         7,302
  Shareholders' equity                       20,297                                        14,215

Total liabilities and shareholders'
  equity                                   $303,899                                      $215,746

  Net interest income                                     $7,749                                         $5,042
                                                          ======                                         ======

  Net interest spread                                                      3.90%                                        3.32%
                                                                           ====                                         ====

  Net interest margin (4)                                                  3.82%                                        3.41%
                                                                           ====                                         ====


(1)  Includes loan fee income.
(2) Yields on investments are calculated based on Amoritized costs; all yields are annualized.
(3)  Loans outstanding include non-accruing loans.
(4) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

         Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the periods indicated. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates.

                                             Nine Months Ended September 30,
                                                        1997 vs. 1996
                                                       Change Due to

                                           Average        Average         Increase
                                            Volume          Rate         (Decrease)
                                          -------         -------         -------
                                                        (in thousands)
Interest earned on:
     Federal Funds Sold                     $(984)            $89           $(895)
     Securities                             1,448             282           1,730
     Loans Receivable                       4,800            (729)          4,071
                                          -------         -------         -------

Total interest income                       5,264            (358)          4,906

Interest paid on:
     Demand deposits, money market            426            (124)            302
          and savings deposits
     Time deposits                          1,557             (71)          1,486
     Other borrowed funds                     501             (90)            411
                                          -------         -------         -------

Total interest expense                      2,484            (285)          2,199
                                          -------         -------         -------

     Net interest income                   $2,780            $(73)         $2,707
                                          =======         =======         =======

         The Company's net interest margin increased 41 basis points to 3.82% for the nine months ended September 30, 1997 from 3.41% for the nine months ended September 30, 1996. This increase was primarily due to an increase in the average volume of interest-earnings assets. The average yield on interest-earning assets increased 24 basis points to 8.28% for the nine months ended September 30, 1997 from 8.04% for the nine months ended September 30, 1996. The average rate on interest-bearing liabilities decreased by 27 basis points to 5.39% for the nine months ended September 30, 1997 from 5.66% for the nine months ended September 30, 1996.

         The Company's net interest income increased $2.7 million, or 53.7%, to $7.7 million for the nine months ended September 30, 1997 from $5.0 million for the nine months ended September 30, 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets due, in part, to the Merger and also as a result of increased business development. The Company's total interest income increased $4.9 million, or 41.2%, to $16.8 million for the nine months ended September 30, 1997 from $11.9 million for the nine months ended September 30, 1996. Interest and fees on loans increased $4.1 million, or 49.4%, to $12.3 million for the nine months ended September 30, 1997 from $8.2 million for the nine months ended September 30, 1996, largely as a result of an increase in average loan balances of $67.3 million, or 59.7%, to $180.0 million for the nine months ended September 30, 1997 from $112.7 million for the nine months ended September 30, 1996. The yield on the loan portfolio declined 63 basis points to 9.15% for the nine months ended September 30, 1997 from 9.78% for the nine months ended September 30, 1996. This decrease was due primarily to the change in the composition of the loan portfolio and a higher level of non-accrual loans, both as a result of the Merger, as well as more competitive pricing for commercial loan products. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1.7 million, or 70.3%, to $4.2 million for the nine months ended September 30, 1997 from $2.5 million for the nine months ended September 30, 1996. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $30.5 million, or 57.0% to $84.0 million for the nine months ended September 30, 1997 from $53.5 million for the nine months ended September 30, 1996 and an increase in yield on the average balance in securities held to 6.65% for the nine months ended September 30, 1997 from 6.14% for the nine months ended September 30, 1996.

         The increase in the average balance of securities is the result of leveraged funding programs employed by the Company that use Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of these programs is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time-to-time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

         The increase in average yield on interest-earning assets was largely the result of the Company's strategy to reduce its investment in overnight funds, better utilize its borrowing capacity with FHLB advances, and minimize lower yield assets needed for short-term liquidity needs.

         The Company's total interest expense increased $2.2 million, or 32.1%, to $9.1 million for the nine months ended September 30, 1997 from $6.9 million for the nine months ended September 30, 1996. This increase was due to an increase in the volume of average interest-bearing liabilities of $62.5 million, or 38.6%, to $224.6 million for the nine months ended September 30, 1997 from $162.1 million for the nine months ended September 30, 1996. The average rate paid on interest-bearing liabilities decreased 27 basis points to 5.39% for the nine months ended September 30, 1997 from 5.66% for the nine months ended September 30, 1996 due to a decrease in money market and time deposits.

         Interest expense on certificates of deposit increased $1.5 million, or 24.4%, to $7.6 million for the nine months ended September 30, 1997 from $6.1 million for the nine months ended September 30, 1996. This increase was due to an increase in the average volume of certificates of deposit in the amount of $35.3 million, or 25.5%, to $173.7 million for the nine months ended September 30, 1997 from $138.4 million for the nine months ended September 30, 1996, partially offset by decreases in the average interest rates to 5.84% from 5.89%, for the comparative periods.

         Interest expense on FHLB advances was $621,000 for the nine months ended September 30, 1997. The Company had no FHLB advances for the nine months ended September 30, 1996. In 1997, $13.7 million of FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program in 1997. The Company used brokered certificates of deposit to fund the Tax Refund Program in 1996. The Company incurred no interest expense on subordinated debt in the nine months ended September 30, 1997 compared to

$210,000 in the nine months ended September 30, 1996 as this debt was retired during the fourth quarter of 1996.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses increased $85,000, or 154%, to $140,000 for the nine months ended September 30, 1997 from $55,000 for the nine months ended September 30, 1996. Non-performing assets were 1.18% of total assets at September 30, 1997, compared to 0.81% at December 31, 1996. Delinquencies were 0.36% of total loans at September 30, 1997, compared to 0.75% at December 31, 1996.

Non-interest Income

         Total other income increased $312,000, or 13.5%, to $2.6 million for the nine months ended September 30, 1997 from $2.3 million for the nine months ended September 30, 1996. The increase was due primarily to a $159,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1997 tax return season compared to the 1996 tax return season. Additionally, Bank service fees increased $117,000 due to the increase in deposit account activity on higher average levels of deposit balances as a result of the Merger.

Non-interest Expenses

         Total other expenses increased $2.2 million, or 58.9%, to $5.9 million for the nine months ended September 30, 1997 from $3.7 million for the nine months ended September 30, 1996. Salaries and benefits increased $1.1 million, or 57.5%, to $3.1 million for the nine months ended September 30, 1997 from $2.0 million for the nine months ended September 30, 1996. The increase was due primarily to an increase in staff as a result of the Merger as well as increases associated with the expansion of the branches and business development staff. Occupancy and equipment expenses increased $228,000, or 35.7%, to $867,000 for the nine months ended September 30, 1997 from $639,000 for the nine months ended September 30, 1996 as a result of opening additional branch offices. Other operating expenses increased $806,000, or 70.8%, to $2.0 million for the nine months ended September 30, 1997 from $1.1 million for the nine months ended September 30, 1996. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, professional fees, advertising costs, printing and supplies, insurance and other miscellaneous expenses. The primary reason for increases in other operating expenses was the growth of the Bank associated with the Merger and increased expenses related to the opening of new branch offices.

Provision for Income Taxes

         The provision for income taxes increased $148,000, or 12.4%, to $1.3 million for the nine months ended September 30, 1997 from $1.2 million for the nine months ended September 30, 1996. The increase of $148,000 results from the increase in pre-tax income from 1996 to 1997.

Results of Operations for the Three Months Ended September 30, 1997 and 1996

Overview

         The Company's net income increased $25,000 or 5.0%, to $525,000 for the three months ended September 30, 1997, from $500,000 for the three months ended September 30, 1996. The earnings increased primarily due to an increase in net interest income. Although net income for the comparative periods increased, primary and fully-diluted earnings per share for the three months ended September 30, 1997 were relatively flat at $0.14 and $0.14 compared to $0.14 and $0.13, respectively, for the three months ended September 30, 1996.,

Analysis of Net Interest Income

         Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized tax-equivalent basis, setting forth for the period (i) average assets, liabilities, and shareholders' equity, (ii) interest income earned on interest-earnings assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Nonaccrual loans are included in average loans receivable.

                                                                Quarter                                     Quarter
                                                                Sep-97                                       Sep-96
                                                               Interest                                     Interest
                                                Average        Income/      Annualized        Average        Income/     Annualized
INTEREST-EARNING ASSETS:                        Balance          Cost          Yield          Balance         Cost          Yield
                                           -------------------------------------------- --------------------------------------------
    Federal funds sold                            $708,000        $10,000         5.61%       $4,560,000       $66,000        5.74%

    Investment securities                       92,495,000      1,565,000         6.77%       76,767,000     1,213,000        6.32%

    Loans receivable (3)                       183,549,000      4,364,000         9.43%      160,892,000     3,693,000        9.11%
                                           -------------------------------------------- --------------------------------------------

    Total interest earning assets             $276,751,000     $5,939,000         8.61%     $242,219,000    $4,972,000        8.23%
                                           -------------------------------------------- --------------------------------------------

    Other assets                                16,168,000                                    15,400,000

Total assets                                  $292,920,000                                  $257,619,000
                                            ===============                              ================

INTEREST-BEARING  LIABILITIES:

    Demand deposits, non-interest bearing      $28,827,000             $0           N/A      $27,975,000                        N/A
    Demand deposits, interest bearing            7,738,000         49,000         2.51%        7,496,000        50,000        2.65%
    Money market and savings deposits           27,797,000        233,000         3.33%       28,059,000       209,000        2.96%
    Time deposits under $100,000               149,654,000      2,285,000         6.06%      138,016,000     1,960,000        5.63%
    Time deposits  $100,000 and above           26,870,000        390,000         5.76%       27,894,000       398,000        5.66%
                                           -------------------------------------------- --------------------------------------------
    Total deposits                            $240,886,000     $2,957,000         4.92%     $229,440,000    $2,617,000        4.57%

    Total interest bearing deposits           $212,059,000     $2,957,000         5.59%     $201,465,000    $2,617,000        5.21%
                                           -------------------------------------------- --------------------------------------------

    Other borrowed funds                        24,509,000        373,000         6.10%        3,400,000        70,000        8.26%
                                           -------------------------------------------- --------------------------------------------

    Total interest bearing liabilities         265,395,000                        5.03%                                       4.63%
                                                                3,330,000                    232,840,000     2,687,000
                                           ============================================ ============================================

    Other liabilities                            6,413,000                                     4,411,000
    Shareholders' equity                        21,112,000                                    20,368,000
                                           ---------------                              ----------------

Total liabilities and shareholders' equity     292,920,000                                   257,619,000
                                           ===============                              ================

     Net interest income                                       $2,609,000                                   $2,285,000

     Net interest spread                                                          3.57%                                       3.60%

     Net interest margin (4)                                                      3.82%                                       3.83%

       (1) Includes loan fee income.
       (2) Yields on investments are calculated based on Amoritized costs; all yields are annualized.
       (3) Loans outstanding include non-accruing loans.
       (4) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

         Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the periods indicated. For purposes of this table, changes in interest income and interest expense are allocated to volume and rate categories based upon the respective percentage changes in average balances and average rates.


                                            Three Months Ended September 30,
                                                    1997 vs. 1996
                                                    Change Due to

(in thousands)                           Average       Average        Increase
                                          Volume          Rate       (Decrease)
                                                     (in thousands)
Interest earned on:
     Federal Funds Sold                    $(54)          $(2)         $(56)
     Securities                             241           111           352
     Loans Receivable                       501           170           671
                                          -----         -----         -----

Total interest income                      $688          $279          $967
                                          -----         -----         -----

Interest paid on:
     Demand deposits, money market           $0           $23           $23
          and savings deposits
     Time deposits                          133           184           317
     Other borrowed funds                   333           (30)          303
                                          -----         -----         -----

Total interest expense                      466           177           643
                                          -----         -----         -----

     Net interest income                   $222          $102          $324
                                          -----         -----         -----

         Company's net interest margin was virtually unchanged for the three months ended September 30, 1996 from 3.83% to 3.82% for the three months ended September 30, 1997. The average yield on interest-earning assets increased 38 basis points to 8.61% for the three months ended September 30, 1997 from 8.23% for the three months ended September 30, 1996. The average rate on interest-bearing liabilities increased by 40 basis points to 5.03% for the three months ended September 30, 1997 from 4.63% for the three months ended September 30, 1996 primarily due to the higher cost of certificates of deposit.

         The Company's net interest income increased $324,000, or 14.2%, to $2.6 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. The increase in net interest income was primarily due to an increase in average interest-earnings assets due to increased loan volume as a result of increased business development and an increase in the levels of investment securities. The Company's total interest income increased $967,000, or 19.5%, to $5.9 million for the three months ended September 30, 1997 from $5.0 million for the three months ended September 30, 1996. Interest and fees on loans increased $671,000, or 18.2%, to $4.4 million for the three months ended September 30, 1997 from $3.7 million for the three months ended September 30, 1996, largely as a result of an increase in average loan balances of $22.7 million, or 14.1%, to $183.6 million for the three months ended September 30, 1997 from $160.9 million for the three months ended September 30, 1996. The yield on the loan portfolio increased 32 basis points to 9.43% for the three months ended September 30, 1997 from 9.11% for the three months ended September 30, 1996. This increase was due primarily to the recognition of interest income on loans which were previously on non-accrual status. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $352,000, or 29.0%, to $1.6 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $15.7 million, or 20.5% to $92.5 million for the three months ended September 30, 1997 from $76.8 million for the three months ended September 30, 1996 and an increase in yield on the average balance in securities held to 6.77% for the three months ended September 30, 1997 from 6.32% for the three months ended September 30, 1996.

         The increase in the average balance of securities is the result of leveraged funding programs employed by the Company that use Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of this program is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time-to-time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

         The increase in average yield on interest-earning assets was largely the result of the Company's strategy to reduce its investment in overnight funds, better utilize its borrowing capacity with FHLB advances, and minimize lower yield assets needed for short-term liquidity needs.

         The Company's total interest expense increased $643,000, or 23.9%, to $3.3 million for the three months ended September 30, 1997 from $2.7 million for the three months ended September 30, 1996. This increase was due to an increase in the volume of average interest-bearing liabilities of $32.6 million, or 14.0%, to $265.4 million for the three months ended September 30, 1997 from $232.8 million for the three months ended September 30, 1996. The average rate paid on interest-bearing liabilities increased 40 basis points to 5.03% for the three months ended September 30, 1997 from 4.63% for the three months ended September 30, 1996 primarily due to an increase in time deposits.

         Interest expense on certificates of deposit increased $317,000, or 13.4%, to $2.7 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. This increase was due to an increase in the average volume of certificates of deposit in the amount of $10.6 million, or 6.4%, to $176.5 million for the three months ended September 30, 1997 from $165.9 million for the three months ended September 30, 1996.

         Interest expense on FHLB advances increased to $373,000 for the three months ended September 30, 1997; the Company had no FHLB advances for the three months ended September 30, 1996. During the first quarter of 1997, $20.0 million of FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. The Company incurred no interest expense on subordinated debt in the three months ended September 30, 1997 compared to $70,000 in the three months ended

September 30, 1996 as this debt was retired during the fourth quarter of 1996.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was unchanged at $30,000 for the three months ended September 30, 1997 and 1996.

Non-interest Income

         Total other income decreased $14,000, or 8.4%, to $152,000 for the three months ended September 30, 1997 from $166,000 for the three months ended September 30, 1996. The decrease was due primarily non-recurring miscellaneous income during the third quarter of 1996.

Non-interest Expenses

         Total other expenses increased $235,000, or 13.9%, to $1.9 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. Salaries and benefits increased $211,000, or 25.0%, to $1.1 million for the three months ended September 30, 1997 from $845,000 for the three months ended September 30, 1996. The increase was due primarily to an increase in staff as a result of increases associated with the expansion of the branches and business development staff. Occupancy and equipment expenses increased $34,000, or 12.1%, to $315,000 for the three months ended September 30, 1997 from $281,000 for the three months ended September 30, 1996 as a result of opening additional branch offices.

Provision for Income Taxes

         The provision for income taxes increased $50,000, or 22.3%, to $274,000 for the three months ended September 30, 1997 from $224,000 million for the three months ended September 30, 1996. This increase is the result of the increase in pre-tax income from 1996 to 1997.

Financial Condition

September 30, 1997 Compared to December 31, 1996

         Total assets increased $29.4 million, or 10.7%, to $303.2 million at September 30, 1997 from $273.8 million at December 31, 1996. The increase in assets was the result of higher levels of loans and securities, which were funded by the net increase in borrowings in the nine months ended September 30, 1997. Net loans increased $14.4 million, or 8.5%, to $184.4 million at September 30, 1997 from $170.0 million at December 31, 1996. Securities increased $20.2 million, or 24.9%, to $101.1 million at September 30, 1997 from $81.0 million at December 31, 1996. The increase was due primarily to the purchase of $20.0 million in securities as part of the Company's leveraged funding strategy which is intended to increase earnings.

         Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and Federal Funds sold are all liquid funds. The aggregate amount in these three categories decreased by $8.2 million, or 52.9%, to $7.3 million at September 30, 1997 from $15.5 million at December 31, 1996 because the Company redeployed these funds into higher yielding loans and securities. This redeployment of liquid assets was done in anticipation of the utilization of the Company's borrowing capacity with the FHLB.

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

         At September 30, 1997, the Bank had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Bank's asset/liability management. Available-for-sale securities consist of US Government Treasury and US Government Agency securities. The book and market values of securities available-for-sale were $3,159,000 and $3,162,000 respectively, as of September 30, 1997. The net of tax, unrealized gain on securities available-for-sale, as of this date, was $3,000.

         At September 30, 1997, net loans totaled approximately $184.4 million representing an increase of approximately $14.4 million compared to $170.0 million at December 31, 1996. The increase in commercial loans was attributable to a more aggressive loan origination program, consistent with the Bank's strategic plan. Additionally, the Company increased its investment securities portfolio through purchases funded by Federal Home Loan Bank advances.

         Approximately 40% of the loans receivable earn interest at rates that vary overnight with changes in the Bank's prime rate. Approximately 45% in loans receivable are comprised of fixed rate loans that will mature in the next five years, while another 15% of loans receivable represent fixed rate loans which will mature beyond five years.

         Listed below is a schedule of loans receivable. The loans are categorized based on bank regulatory requirements, which categorizations are not necessarily indicative of the actual type or purpose of the loan.

                                                                         Loans Receivable

                                                                 At                                  At
                                                            September 30,                        December 31,
                                                                1997                                1996
                                                                       % of                               % of
Loan Type                                               Balance        Total                Balance       Total
-----------------------------------------------------------------------------          ------------------------
Loans collateralized by Real Estate:
One-to-four family residential                        $65,323,000       35.1 %            $58,908,000     34.2 %
Multi-family residential                                5,408,000        2.9                2,332,000      1.4
Commercial and other                                   71,645,000       38.4               62,016,000     36.0
                                                   --------------------------          ------------------------
Total loans collateralized by Real Estate             142,376,000       76.4              123,256,000     71.6
                                                   --------------------------          ------------------------

Commercial business loans                              37,778,000       20.3               45,007,000     26.2
Other loans                                             6,180,000        3.3                3,831,000      2.2
                                                   ==========================          ========================
Total loans                                          $186,334,000      100.0 %           $172,094,000    100.0 %
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

         Of the approximately $65.3 million in loans collateralized by "one-to-four family residential" properties at September 30, 1997, only $3.7 million represent traditional residential mortgages. The remainder includes loans made to investors who own small rental properties or business loans secured by liens, often junior liens, on the residences of the principals. The risk in business loans collateralized by liens on residential properties lies more in the success or failure of the borrower's businesses than the real estate market, although the value of the collateral is affected by variations in the real estate market. Generally, housing prices in the Bank's market area fell during the late 1980s and early 1990s, but more recently have been relatively stable.

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

         "Commercial business loans" include loans to professionals and other businesses not collateralized by real estate. $18.0 million of such loans were collateralized by liquid collateral as of September 30, 1997. Another $7.5 million were unsecured, that is, made to borrowers considered to be of sufficient strength to merit unsecured financing. The balance consists primarily of loans collateralized by business assets, such as accounts receivable, inventory and/or equipment. The risk in business loans is generally a function of local market and industry conditions, with any collateral serving as the source of repayment.

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

Allowance for Loan Losses:

         The Allowance for Loan Losses for the Bank was $1,931,000 as of September 30, 1997. The Bank has a policy of increasing its Allowance for Loan Losses by 0.60% of net new loans receivable. Based on numerous factors including, but not limited to, the Bank's existing loan portfolio, the size of its allowance for Loan Losses, results of regularly scheduled bank regulatory field examinations, and Management's internal loan review decisions, the Bank may make additions to the Allowance for Loan Losses other than the percentage additions made in the ordinary course of business. Additionally, the Board of Directors reviews reserve adequacy on a quarterly basis. Management believes that the Allowance for Loan Losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

         The Bank recorded a Provision for Loan Losses of $140,000 during the nine months ended September 30, 1997 compared to $55,000 for the nine months ended September 30, 1996, as loan growth was higher during 1997 compared to 1996. As a result of this provision for potential loan losses and following certain recoveries net of charge-offs credited to the allowance for loan losses as detailed below, the Bank's aggregate reserve for potential loan losses increased to $1,931,000 at September 30, 1997 from $2,092,000 at December 31, 1996. Listed below is an analysis of the allowance for loan losses account:

                    Allowance for Loan Losses
                           Rollforward

Balance at December 31, 1996                          $2,092,000

Charge-offs:
                     Commercial Loans                    332,000
                     Consumer Loans                       44,000
                                                    ------------
Total charge-offs:                                       376,000

Recoveries
                     Commercial Loans                     69,000
                     Installment Loans                     6,000
                                                    ------------
Total Recoveries                                          75,000

Additions charged to operations                          140,000
                                                    ------------
Balance at September 30, 1997                         $1,931,000
                                                    ------------

         As of September 30, 1997, the Bank had loans outstanding placed in a non-accrual status totaling approximately $1,363,000 compared to $1,892,000 at December 31, 1996. This decrease was mainly due to the transfer of approximately $860,000 from non-accrual loans to other real estate owned. There was no interest income recorded on non-accrual loans for the nine months ended September 30, 1997. Management is actively pursuing the collection of all troubled loans. It is uncertain as to the amount of any potential loss that may be incurred in connection with the remaining non-accruing loans. The Bank has a policy of generally placing on non-accrual status any loan for which payment of either principal or interest, on a contractual basis, is not received or is unlikely to be received for a period of 90 days. Such loans include those classified by either the Bank or its regulators such that collection of the full amount of principal and interest are considered doubtful.

         Total deposits decreased to approximately $247.9 million during the nine months ended September 30, 1997 from $250.1 million at December 31, 1996. This was primarily the result of allowing higher priced retail certificates of deposit to run off. These deposits were replaced primarily with short term advances from the Federal Home Loan Bank of Pittsburgh

                                                                      Deposit Breakdown Table
                                                                 At                                  At
                                                            September 30,                        December 31,
                                                                1997                                1996
                                                                       % of                               % of
Type of Deposit Account                                 Balance        Total                Balance       Total
------------------------------------------------------------------------------     ------------------------------
Demand: non-interest bearing                            $33,961,000      13.7 %        $32,611,000        13.0 %
Demand: interest bearing                                  8,233,000       3.3           10,181,000         4.1
Money Market and Savings                                 25,840,000      10.4           27,240,000        10.9
Time deposits under $100,000                            152,947,000      61.7           150,800,00        60.3
Time deposits over $100,000                              26,923,000      10.9           29,227,000        11.7
                                                      ------------------------     ------------------------------
Total deposits                                          247,904,000     100.0 %       $250,059,000       100.0 %
                                                      ========================     ==============================


         Bank premises and equipment, net of accumulated depreciation, increased $1.2 million, or 170.9%, to $1.9 million at September 30, 1997 from $711,000 at December 31, 1996. The increase was attributable mainly to the construction of the Bank's new branch offices.

         Total liabilities increased $26.3 million, or 10.3%, to $281.7 million at September 30, 1997 from $255.4 million at December 31, 1996. During the nine months ended September 30, 1997, deposits, the Company's primary source of funds, decreased $2.2 million, or 0.9%, to $247.9 million at September 30, 1997 from $250.1 million at December 31, 1996. The aggregate of transaction accounts, which include demand, money market and savings accounts, decreased $2.0 million, or 2.9%, to $68.0 million at September 30, 1997 from $70.0 million at December 31, 1996. Certificates of deposit declined $157,000, or 0.1%, to $179.8 million at September 30, 1997 from $180 million at December 31, 1996. During the first quarter of 1997 higher costing certificates of deposit were allowed to run-off in favor of lower cost borrowings at the FHLB. This run-off was later partially replaced by the growth in deposits from the new branches.

         FHLB borrowings increased to $27.3 million at September 30, 1997. There were no FHLB borrowings at December 31, 1996. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.

Capital

         The Company's Tier I capital to risk-weighted assets ratio was 10.97% at September 30, 1997 compared to 10.08% at December 31, 1996. These ratios exceeded the Tier I regulatory capital requirement of 4.00%. The Company's total capital to risk-weighted assets ratio was 11.97% at September 30, 1997 compared to 11.25% at December 31, 1996. These ratios exceeded the total risk-based capital regulatory requirement of 8.00%. The Company's leverage ratio was 7.25% at September 30, 1997, compared to 6.65% at December 31, 1996. The increase in the Company's leverage ratio was due to the Company's higher level of earnings in the nine months ended September 30, 1997. The Company remains categorized as "well capitalized" under applicable Federal Regulations. The Bank is subject to similar capital requirements adopted by the FRB. At September 30, 1997, the Bank's capital exceeded all regulatory requirements and the Bank remains categorized as "well capitalized" under applicable federal regulations.

Regulatory Capital Requirements:

The following table presents the Bank's capital ratios at September 30, 1997:
Tier I Capital                                        $21,228,000
Tier II Capital                                         1,931,000
                                                  ---------------
Total Capital                                         $23,159,000

Total Average Quarterly Assets                       $292,920,000
Total Risk-Weighted Assets (1)                        193,432,000

Tier I Risk-Based Capital Ratio (2)                         10.97%
Required Tier I Risk-Based Capital Ratio                     4.00%
                                                  ---------------
Excess Tier I Risk-Based Capital Ratio                       6.97%

Total Risk-Based Capital Ratio (3)                          11.97%
Required Total Risk-Based Capital Ratio                      8.00%
                                                  ---------------
Excess Total Risk-Based Capital Ratio                        3.97%

Tier I Leverage Ratio (4)                                    7.25%
Required Tier I Leverage Ratio                               5.00%
                                                  ---------------
Excess Tier I Leverage Ratio                                 2.25%
                                                  ---------------
_________________________________________________________
(1) Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk- Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.

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

Liquidity

         Financial  institutions  must  maintain  liquidity  to meet  day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by cash and amounts due from banks, interest-bearing deposits with banks, and Federal Funds sold.

         The Company's liquid assets totaled $7.3 million at September 30, 1997 compared to $15.5 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At September 30, 1997, the Bank estimated that an additional $15.8 million of loans will mature or repay in the next six-month period ending March 31, 1998.

         Liability liquidity can be met by attracting deposits with competitive rates, buying Federal Funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At September 30, 1997, the Bank had $70 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $99 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

         At  September  30,  1997,  the  Company  had  outstanding   commitments
(including unused lines of credit and letters of credit) of $15.6 million. Certificates of deposit which are scheduled to mature within one year totaled $127.7 million at September 30, 1997, and borrowings that are scheduled to mature within the same period amounted to $21.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         As of September 30, 1997, capital expenditures that were anticipated for the remainder of 1997 included approximately $400,000 required to complete the site improvements and construction of a full-service branch in Abington, Montgomery County. These cost estimates also include furniture, fixtures, and equipment costs necessary to operate this office.

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. As of September 30, 1997, the Bank maintained $7.3 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements) and overnight Federal Funds sold. This represented 2.4% of the total assets at September 30, 1997 as compared to 5.7% at

December 31, 1996. Of the Bank's investment securities, approximately $7.0 million are pledged to secure public funds deposits and, therefore, are not available for liquidity purposes.

         Additionally, the Bank has established three lines of credit totaling $99.0 million to assist in managing the Bank's liquidity position. As of September 30, 1997, approximately $27.3 million was outstanding on the aforementioned lines of credit.

         Both liquidity and interest sensitivity are managed by the Finance Committee of the Board of Directors. This Committee's primary objective is to oversee and assist Management in various financial aspects of the Bank's activities including asset/liability management.


Interest Rate Risk Management

         Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Bank typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less. Maintaining an appropriate match is a method of avoiding wide fluctuations in net interest margin during periods of changing interest rates.

         The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

         Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the following table.

         The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

         The possible effect upon the Company and the Bank of any future sustained rise in interest rates is believed by Management to have a negative impact on net interest income, since the Bank does not have the ability to respond to any such changes by quickly raising rates on many of its interest-earning assets. However, a sustained decrease in interest rates generally could have a positive effect on the Bank, due to a timing difference in repricing the Bank's liabilities, primarily certificates of deposit, and its interest-earning assets noted above. The Bank has the ability to reprice interest bearing deposits, reflecting Money Market, NOW and Savings accounts, on a weekly basis. As of September 30, 1997, 22.5% of the Bank's time deposits were to mature and be repriceable within three months of such date, and an additional 13.0% were to be repriceable within three to six months.

         The following table presents a summary of the Bank's interest rate sensitivity GAP at September 30, 1997. For purposes of this table, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

         The cumulative 12-month Interest Rate Sensitivity Gap at September 30, 1997 was a negative 4.8% compared to a negative 5.6% June 30, 1997 both of all of which are within management's guidelines of +/- 20%.

                          Republic First Bancorp, Inc.
                             Interest Sensitive Gap
                               September 30, 1997
     ----------------------------------------------------------------------

                                     0 - 90         91 - 180       181 - 365       1 - 5         5 Yrs &
                                     Days           Days           Days            Years         Over            Total
                                     --------------------------------------------------------------------------------------
Interest Sensitive Assets:
Interest Bearing Balances
    Due From Banks                   $   2,058      $       0       $       0      $       0      $       0      $   2,058

Federal Funds Sold                          --             --              --             --             --             --
Investment                              31,307          6,903           6,427         24,765         31,712        101,114
Securities
Loans                                   84,136          6,833          14,831         54,036         26,498        186,334
                                    --------------------------------------------------------------------------------------

Totals                                 117,501         13,736          21,258         78,801         58,210        289,506
                                    ======================================================================================


Cumulative Totals                    $ 117,501      $ 131,237       $ 152,495      $ 231,296      $ 289,506
                                    --------------------------------------------------------------------------------------


Interest Sensitive Liabilities:

Demand Interest Bearing              $   4,117      $      --       $      --      $   2,058      $   2,058      $   8,233
Savings Accounts                         1,034             --              --                         1,033          2,067
Money Market Accounts                   11,887             --              --          5,943          5,943         23,773
FHLB Borrowings                         18,621          1,325           1,800          5,600         27,346
Time Deposits                           40,503         23,327          63,840         52,195              5        179,870
                                    --------------------------------------------------------------------------------------

Totals                               $  76,162      $  24,652       $  65,640      $  65,796      $   9,039        241,289


Cumulative Totals                    $  76,162      $ 100,814       $ 166,454      $ 232,250      $ 241,289
                                    =======================================================================

GAP                                  $  41,339      $ (10,916)      $ (44,382)     $  13,005      $  49,171      $  48,217


Cumulative GAP                       $  41,339      $  30,423       $ (13,959)     $    (954)     $  48,217      $      --


Interest Sensitive Assets/
  Interest Sensitive Liabilities           1.5            1.3             0.9            1.0            1.2


Cumulative GAP/
  Total Earning Assets                    14.3%          10.5%          -4.8%           -0.3%          16.7%

Total Earning Assets                   289,506

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

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders
                  None

         Item 5:  Other Information
                  None


         Item 6:  Exhibits and Reports on Form 8-K   Page Numbering
                                                      in Sequential
                                                     Numbering System
         (a)      Exhibits:


         27 - Financial Data Schedule                      35



         (b) Form 8-K was filed by the Registrant on July 17, 1997 to announce the name change of the Registrant from First Republic Bancorp, Inc. to Republic First Bancorp, Inc. The stock ticker symbol will remain the same ("FRBK").

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





                           Republic First Bancorp, Inc.



                          /Rolf Stensrud/
                           Rolf Stensrud
                           President and Chief Executive Officer




                          /George S. Rapp/
                           George S. Rapp
                           Executive Vice President and Chief Financial Officer


Dated:  November 14, 1997