Form 10KSB
period 1997-12-31
REPUBLIC FIRST BANCORP INC
filed 1998-03-26
CIK 834285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 (fee required)

                   For the fiscal year ended DECEMBER 31, 1997
       OR


[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (no fee required)

      For the transition period from _______________ to _______________


                         Commission file number: 0-17007

                          REPUBLIC FIRST BANCORP, INC.
                 (Name of Small Business Issuer In Its Charter)

             PENNSYLVANIA                               23-2486815
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

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

     YES    X      NO ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     State the Issuer's revenues for its most recent fiscal year: $26,158,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $51,137,757 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System ON FEBRUARY 28, 1998.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,596,309 AS OF FEBRUARY 28, 1998.

                          REPUBLIC FIRST BANCORP, INC.

                                  FORM 10-KSB



                                      INDEX

       PART I                                                               PAGE

       Item 1      Description of Business..................................   3
       Item 2      Description of Properties................................   7
       Item 3      Legal Proceedings........................................   7
       Item 4      Submission of Matters to a Vote of Security Holders......  10


       PART II

       Item 5      Market for Common Equity and Related Stockholder Matters.  11
       Item 6      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  12
       Item 7      Financial Statements.....................................  31
       Item 8      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure...................  31


       PART III

       Item 9      Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the Exchange
                   Act......................................................  32
       Item 10     Executive Compensation...................................  32
       Item 11     Security Ownership of Certain Beneficial Owners and
                   Management ..............................................  34
       Item 12     Certain Relationships and Related Transactions...........  34
       Item 13     Exhibits and Reports on Form 8-K.........................  34

                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS

REPUBLIC FIRST BANCORP, INC.

       Republic First Bancorp, Inc. (the "Company") is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and is a registered bank holding company for its wholly-owned subsidiary, First Republic Bank (the "Bank"). The Bank offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its seven branches in Philadelphia and Montgomery Counties.

       On June 7, 1996 Republic Bancorporation ("Republic"), parent company of Republic Bank, merged with and into ExecuFirst Bancorp, Inc. ("ExecuFirst"), parent company of First Executive Bank (the "Merger"). Republic exchanged all of its common stock, for 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. In July 1997, the Company changed its name to Republic First Bancorp, Inc. to avoid possible confusion with First Republic Bancorp, Inc. of California. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated Company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, the Consolidated Balance Sheets, the Consolidated Statements of Income, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity for 1995 are those of Republic only, and may not be comparable to subsequent periods. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of each Company.

       The Company provides banking services through the Bank, and does not presently engage in any activities other than these banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

       The Company and the Bank have a total of 86 employees.

FIRST REPUBLIC BANK

       The Bank commenced operations on November 3, 1988 as First Executive Bank. Concurrent with the merger on June 7, 1996, its name was changed to First Republic Bank. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured, up to applicable limits, by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). It presently conducts its principal banking activities through its four Philadelphia offices and three suburban offices in Ardmore, East Norriton and Abington, all of which are located in Montgomery County, Pennsylvania.

       As of December 31, 1997, the Bank had total assets of approximately $375,462,000, total shareholders' equity of approximately $34,622,000, total deposits of approximately $248,401,000 and net loans receivable outstanding of approximately $209,999,000. The majority of such loans were made for commercial purposes.

       The Bank offers many consumer and commercial banking services, including credit cards, money orders, travelers' checks and access to an automated teller network, with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area.

       The Bank attempts to offer a high level of personalized service to both its commercial and consumer customers. The Bank offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing "NOW" accounts, insured money market accounts, certificates of deposit, savings accounts and individual retirement accounts. The Bank actively solicits non-interest and interest-bearing deposits from its borrowers.

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

       The Bank also maintains an investment securities portfolio. Investment securities are purchased by the Bank within strict standards of the Bank's Investment Policy, which is approved annually by the Bank's board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 1997 and 1996, approximately 96% each year of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities are minimal, with risk-based capital weighting factors of 0% and 20%, respectively. Additionally, the Bank invests in collateralized mortgage obligations (CMOs). These are fixed and variable rate debt securities, with average lives between one and two years after principal payments commence.

       The Bank's regulatory authorities have required the Bank to maintain certain liquidity ratios to insure that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed a Finance Committee, comprised of certain members of the Bank's board of directors and senior management which determine such ratios. The purpose of the committee is, in part, to monitor the Bank's liquidity and adherence to the ratios in addition to assessing the relative interest rate risk to the Bank. The Finance Committee meets at least quarterly. The Bank is currently in compliance with all required liquidity ratios.

       The Bank's lending activities are focused on small businesses within the professional community. Real estate mortgage and commercial loans are the most significant categories of the Bank's lending activities, representing approximately 78% and 20% respectively, of total loans outstanding at December 31, 1997. Repayment of these loans is, in part, dependent on general economic conditions affecting the community, and the various businesses within the community. Although the majority of the Bank's loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. This portion of the portfolio represents the greatest risk of loss to the Bank. Although management continues to follow strict underwriting policies, and monitors loans through the Bank's loan review officer, a credit risk is still inherent in the portfolio. Management has further mitigated the credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

       The Company has a contractual relationship with Jackson Hewitt, Inc. ("Jackson Hewitt"), one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Jackson Hewitt prepares and electronically files federal income tax returns (the "Tax Refund Program"). The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") (collectively, "Tax Refund Products").

SERVICE AREA/MARKET OVERVIEW

       The Bank's primary market service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery County. To a lesser extent, the Bank also serves the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and northern Delaware.

       The Bank is a leading provider of Tax Refund Products, discussed below in "Products and Services". There are a limited number of banks that provide this service nationwide. Management believes that the demand for Tax Refund Products will grow as a result of the IRS' intention to encourage electronic filing of tax returns and the increasing complexity of tax forms. The Bank generates significant revenue from the Tax Refund Program. In September 1997, the Company and Jackson Hewitt extended the Tax Refund Program through October 31, 1999, subject to automatic renewal provisions.

COMPETITION

       There is substantial competition among financial institutions in the Bank's service area. The Bank competes with new and established local commercial banks, as well as numerous regionally-based commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, the Bank competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for funds.

       Many of the banks with which the Bank competes have more established depositor and borrower relationships and greater financial resources than the Bank, offer a wider range of deposit and lending instruments and possess greater depth of management than the Bank. The Bank is subject to potential intensified competition from new branches of established banks in the area as well as new banks which could open in its trade area. Several de novo banks with business strategies similar to those of the Bank have opened since the Bank's inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Bank anticipates a continued increase in competition in its market area.

OPERATING STRATEGY

       The Company's objective is for the Bank to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

       Expanding the Branch System. Management plans to develop a cohesive network of branches that will be within a ten minute drive of most of the major commercial centers in its marketplace. Management intends to build this network by opening three branches each year in 1998 and 1999 that are strategically located in commercial corridors of suburban Philadelphia. The Bank's Abington branch, which opened in November 1997, is a prime example of this strategy. This branch is located in a major suburban commercial center and is easily accessible from a major local traffic artery. The branch manager has significant banking experience and contacts in the targeted community. The efforts of this manager are supported by marketing assistance from loan officers assigned to that community. In addition, the Company will consider acquisition opportunities that will enhance earnings and growth capabilities. The Company expects to fund this expansion through, among other things, revenue generated from the Tax Refund Program.

       Providing Attentive and Personalized Service. The Company believes that a very attractive niche exists serving small-to medium-sized business customers not adequately served by the Bank's larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by the Bank. The Bank offers individuals and small to medium-sized businesses a wide array of banking products, informed and friendly service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation and many local branches have been acquired by large out-of-market institutions. The ensuing changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide to their customers. The Company has capitalized on these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

       Maintaining Superior Operating Results. The Company's long-term goal is to maintain a return on average equity in excess of 13% while maintaining a 15% asset growth rate. The Company expects to fund significant expansion and simultaneously meet its operating goals, in part, because of the income earned through the Tax Refund Program. To accomplish these goals, the Company's strategy is for the Bank to maintain sufficient margins on incremental growth through efficient utilization and leveraging of capital.

       Attracting and Retaining Highly Experienced Personnel. The Bank's executive officers and other personnel have substantial employment experience with larger banks in the region. When opening new branches, as in the case of the Abington office, the Bank extensively screens and trains its employees to ensure the staff has the necessary ability and contacts in the community to foster rapid growth. The Company seeks to instill a sales and service oriented culture in its personnel in order to build customer relationships and maximize cross-selling opportunities. The Company offers meaningful sales-based incentives to all its customer contact employees.

       Capitalizing on Market Dynamics. In the past two years, banks controlling over 45% of the deposits in the Bank's primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result, the Company believes it has a tremendous opportunity to increase its market share.

       Developing Specialized Products. The Company has built the Tax Refund Program into a significant source of income. Management will continue to explore and develop other opportunities to provide specialized banking products and services that command higher profit margins.

PRODUCTS AND SERVICES

       Traditional Banking Products and Services. The Bank offers a range of commercial and retail banking services to its customers, including commercial loans, commercial loans secured by real estate, personal and business checking and savings accounts, certificates of deposit, residential mortgages and consumer loans. The Bank's commercial loan customers typically borrow between $250,000 and $750,000. The Bank attempts to offer a high level of personalized service to both its commercial and consumer customers. In addition, the Bank provides travelers' checks, money orders and other typical banking services. The Bank is a member of the MAC(TM) and PLUS(TM) networks in ordeR to provide customers with access to automated teller machines worldwide. The Bank makes credit cards available to its customers through correspondent banking institutions.

       Tax Refund Products. The Bank is engaged in the Tax Refund Program through a contractual relationship with Jackson Hewitt. Through the Tax Refund Program, the Bank provides Tax Refund Products to qualifying Jackson Hewitt customers. The Tax Refund Products, ACRs and RALs, enable taxpayers to receive tax refunds faster than if they filed their tax returns by mail. An ACR enables a taxpayer to have a refund directly deposited into a bank account, established by the Bank solely for this purpose, within two to three weeks after filing a tax return. A RAL is a recourse loan secured by the taxpayer's federal income tax refund and is made within one or two days after filing a tax return. During the 1997 tax season, the Bank provided approximately 234,000 ACRs and 103,000 RALs to Jackson Hewitt customers.

       The Bank receives a processing fee for each ACR and RAL it provides. When the Bank provides a RAL, it receives an additional fee that is equal to 4% of the RAL. If the IRS does not deposit the expected refund into the bank account established for its receipt because, among other reasons, the taxpayer owes back taxes, the amount due under a RAL will not be paid without instituting individual collection actions against the taxpayer. The risk of RAL default in excess of 4% is apportioned between the Bank and Jackson Hewitt on a 35%/65% basis, respectively. The default rate did not exceed 4% in 1997 or 1996.

       The Bank participated in the Tax Refund Program in 1997 and 1996, but did not participate in 1995 due to a significant change by the IRS in the administration of the electronic filing and refund program, which was subsequently changed the following year. The Tax Refund Program generated $2.2 million and $2.1 million in revenue during 1997 and 1996, respectively. The Tax Refund Program earnings are realized primarily in the first quarter of the year. These pretax earnings constituted approximately 70% and 89% of the Company's first quarter 1997 and 1996 pretax earnings, respectively, 43.6% and 51.2% of the Company's pretax earnings for the year ended December 31, 1997 and 1996, respectively. Revenue generated by the Tax Refund Program accounted for 8.6% and 10.7% of total revenues in the year ended December 31, 1997 and 1996, respectively.

       The Bank has adopted stringent underwriting standards, instituted independent credit checks, set loan limits based on past history and increased pricing to reflect the risk associated with RALs. In addition, the Bank participates in cross-collection arrangements with other RAL lenders. Under these arrangements, the banks share information regarding the identity of, and amounts payable by, delinquent RAL borrowers. By sharing this information the banks are able to identify these individuals in later tax seasons should they obtain a RAL from a tax preparation company. RAL borrowers are advised in advance that should they become identified as owing any portion of a RAL from a prior tax season, any tax refunds attributable to such borrower will be offset first against the prior debt.

BRANCH EXPANSION PLANS AND GROWTH STRATEGY

       The Company plans to achieve growth and market penetration by expanding the Bank's branch network into markets with a significant number of commercial businesses. The Bank has an aggressive branch expansion plan and expects to open three branches per year in 1998 and 1999 and is currently considering 15 sites as possible locations for new branches. Management's goal when establishing a new branch is to achieve deposits of at least $35.0 million in three years or less. The Bank opened its first suburban office in Ardmore, Montgomery County in November of 1995. This was followed by three additional suburban branches on City Line Avenue, East Norriton and Abington in March 1997, May 1997 and November 1997, respectively. As of December 31, 1997, these branches had $7.5 million, $6.1 million and $1.3 million in deposits, respectively.

ITEM 2:   DESCRIPTION OF PROPERTIES

       The Company leases approximately 26,410 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial lending. Management believes that its present space is adequate, but that future staffing needs may require the Bank to secure additional space and the Bank is presently exploring several options in this area.

       The initial term of the lease on its headquarter facilities expired on January 31, 1997. A new lease was signed effective February 1, 1997 with a term of 10.5 years with annual rent expense of $203,484 payable monthly.

       In addition to the base rent and building operation expenses, the Company is required to pay all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises. Pursuant to the terms of its lease, the Company has a right of first refusal to purchase the leased premises.

        The Bank also occupies under lease approximately 3,613 square feet on the ground floor and 2,900 square feet in the mezzanine at the northwest corner of Three Penn Center at 1515 Market Street in Center City, Philadelphia. This space contains a banking floor, lobby, and operations center. The initial term expires on March 30, 1998 and contains three options to renew, the first for a three-year period and the second and third for five years each at the then prevailing market rates. The annual adjusted base rent at such location for 1997 was $336,984 payable monthly. The Company is currently negotiating a lease for another retail branch site within one block from the current location. Therefore, the Company does not intend to renew the original lease expiring on March 30, 1998.

       The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and safe. The initial ten-year term of the lease expires August, 2006 and contains one renewal option of five years. The annual rent for such location was $42,600 in 1997 payable monthly.

       The Bank leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and a safe. The initial five-year term on such lease expired June 30, 1997 and a five year option which the Company exercised during the first quarter of 1997. The annual rental at such location for 1997 was $20,410 payable monthly.

       The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial five-year term of the lease expires in June 2000. The annual rental at such location for 1997 was $39,742 payable monthly.

       The Bank leases an approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial 10 year term of the lease expires January 2007. The annual rent for such location for 1996 was $53,575, payable monthly.

       The Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial 10 year term of the lease expires in December 2006. The annual rent for 1997 is $66,000, payable monthly.

       The Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and additional space for a possible loan administration office.


ITEM 3:   LEGAL PROCEEDINGS

       The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Bank believes that it has a valid defense to this claim. In addition, one of these loans in the amount of $612,000, was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages. The Bank believes its actions were proper, that the lien is enforceable as a first lien, and it intends to vigorously defend these claims and, to the extent necessary, seek recourse from other parties who may have participated in this allegedly fraudulent scheme.

       The Company and the Bank are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Bank, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Bank.

SUPERVISION AND REGULATION

       Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Bank.

    General

       The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank of Philadelphia ("FRB") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of the Bank are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

       The Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is a member of the Federal Reserve System and subject to the regulations of the FRB. The Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking.

       In addition, because the FDIC insures the deposits of the Bank, the Bank is subject to regulation by the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence the economy.

    Holding Company Structure

       The Bank is subject to restrictions under federal law which limit its ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to the Company nor has it purchased any assets from the Company.

       Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank, i.e., to downstream funds to the Bank. This support may be required at times when, absent such policy, the Company might not otherwise provide such support. Any capital loans by the Company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

    Regulatory Restrictions on Dividends

       Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $6.7 million of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration.

       State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

       Other regulatory requirements and policies may also affect the payment of dividends to the Company by the Bank. If, in the opinion of the FRB, the Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that the Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

    FDIC Insurance Assessments

       The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

       Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well capitalized group.

       Over the last two years, FDIC insurance assessments have seen several changes for both BIF and Savings Association Insurance Fund ("SAIF")
institutions. The most recent change occurred on March 31, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of December 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment, paid on November 30, 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FDIC interest. For 1997 through 1999, the banking industry will help pay the FDIC interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FDIC assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FDIC interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1996, the Company estimated the FDIC interest assessment to be $30,000 for 1997. For the nine month period ended December 31, 1997, the Company paid FDIC expenses of approximately $17,000. The Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because BIF has met its statutory required ratios and the Bank is categorized as "well capitalized".

    Capital Adequacy

       The FRB adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

       In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The FRB subjects the Bank to similar capital requirements.

       The risk-based capital standards are required to take adequate account of
interest   rate   risk,   concentration   of  credit   risk  and  the  risks  of
non-traditional activities.

    Interstate Banking

       The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

       Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1997. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

PROFITABILITY, MONETARY POLICY AND ECONOMIC CONDITIONS

       Bank profitability is principally dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest received by a bank on loans and securities held in its investment portfolio comprise the major portion of a bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions, both domestic and foreign, on the levels of and changes in interest rates. In addition to being affected by general economic conditions, the earnings and growth of the Bank will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II


ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET INFORMATION

       Shares of the Common Stock are traded in the over-the-counter market and are quoted on the Nasdaq/NMS under the symbol "FRBK". The Common Stock began trading on Nasdaq/NMS on December 4, 1996. Prior to that date, the Common Stock was quoted on the Nasdaq SmallCap Market. The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq/NMS or on the Nasdaq SmallCap Market, as the case may be, for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. All price information in the following table has been adjusted retroactively to reflect a two 20% stock dividends paid on April 15, 1997 and March 27, 1998. As of December 31, 1997, there were 316 holders of record of the Common Stock. On
February 28, 1998, the closing price of a share of Common Stock on the Nasdaq/NMS was $13.50. For periods prior to the Merger, the prices disclosed in the table are those of ExecuFirst.

                 YEAR               QUARTER      HIGH        LOW

                 1997...........      4th       $11.46      $9.17
                                      3rd         9.79       8.86
                                      2nd        10.00       7.08
                                      1st         8.54       6.50

                 1996...........      4th         7.42       5.21
                                      3rd         5.82       3.88
                                      2nd         5.13       3.91
                                      1st         4.52       3.13

                 1995...........      4th         4.51       2.95
                                      3rd         3.82       2.43
                                      2nd         2.95       2.43
                                      1st         2.69       2.08

DIVIDEND POLICY

       The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Bank. The Company paid a 20% stock dividend on April 15, 1997. Additionally, the Company declared an additional 20% stock dividend on February 19, 1998, to be paid on March 27, 1998. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Bank, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Bank. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Bank. Various federal and state laws, regulations and policies limit the ability of the Bank to pay cash dividends to the Company. For certain limitations on the Bank's ability to pay cash dividends to the Company, see item 3 "Supervision and Regulation".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

RESULTS OF OPERATIONS

    Overview

       The Company's net income increased $838,000, or 30.9%, to $3.6 million for the year ended December 31, 1997, from $2.7 million for the year ended December 31, 1996. The earnings increased primarily due to an increase in net interest income. Diluted earnings per share for the year ended December 31, 1997 was $0.76 compared to $0.77, for the year ended December 31, 1996, due to the increase in net income, offset by the effect of the Merger, which resulted in a materially smaller number of average shares outstanding for the year ended December 31, 1996.

    Analysis of Net Interest Income

       Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Nonaccrual loans are included in average loans receivable.

                                       INTEREST                    INTEREST                    INTEREST
                              AVERAGE  INCOME/  YIELD/    AVERAGE  INCOME/  YIELD/   AVERAGE   INCOME/   YIELD/
                              BALANCE  EXPENSE  RATE (2)  BALANCE  EXPENSE  RATE (2) BALANCE   EXPENSE   RATE (2)
                                    FOR THE YEAR                 FOR THE YEAR               FOR THE YEAR
                                        ENDED                        ENDED                      ENDED
(Dollars in thousands)            DECEMBER 31, 1997            DECEMBER 31, 1996          DECEMBER 31, 1995
Interest-earning assets:
  Federal funds sold......    $ 5,452   $ 304    5.58%   $ 26,488 $ 1,346    5.08%   $ 2,953    $ 176    5.96%
  Securities..............     94,047   6,360    6.76      60,389   3,759    6.23     34,687    2,016    5.81
  Loans receivable (1)....    183,246  16,869    9.21     132,294  12,007    9.08     78,489    7,710    9.82
                              -------  ------            -------- -------            -------    -----
   Total interest-earning
     assets...............    282,745  23,533    8.32     219,171  17,112    7.81    116,129    9,902    8.53
 Other assets.............     11,440                       3,029                      4,139
                              -------                    --------                    -------
   Total assets...........   $294,185                    $222,200                   $120,268
                             ========                    ========                   ========

Interest-bearing liabilities:
  Demand deposits,
   non-interest bearing...   $ 25,551     $ 0     N/A    $ 23,909     $ 0     N/A    $ 8,939      $ 0     N/A
  Demand deposits,
   interest-bearing.......      8,428     211    2.50%      5,623     140    2.49%     1,504       33    2.19%
  Money market and
   savings deposits.......     34,141     982    2.88      21,594     674    3.12     13,878      516    3.72
  Time deposits...........    174,887  10,349    5.92     148,834   8,663    5.82     81,404    5,004    6.15
                              -------  ------            -------- -------            -------    -----

   Total deposits.........    243,007  11,542    4.75     199,960   9,477    4.74    105,725    5,553    5.25
   Total interest-bearing
     deposits.............    217,456  11,542    5.31     176,051   9,477    5.38     96,786    5,553    5.74
  Other borrowed funds/
   subordinated debt......     23,832   1,370    5.75       2,920     238    8.15      4,431      338    7.63
                              -------  ------            -------- -------            -------    -----

   Total deposits and
     other borrowed funds/
     subordinated debt....    266,839  12,912    4.84     202,880   9,715    4.79    110,156    5,891    5.35
                              -------  ------            -------- -------            -------    -----

Other liabilities.........      6,255                       4,124                      1,845
Shareholders' equity......     21,091                      15,196                      8,267
                              -------                    --------                    -------

   Total liabilities and
     shareholders' equity.   $294,185                    $222,200                   $120,268
                             ========                    ========                   ========

Net interest income.......            $10,621                     $ 7,397                      $4,011
                                      =======                     =======                      ======

Net interest spread.......                       3.48%                       3.02%                       3.18%
                                                 ====                        ====                        ====

Net interest margin(3)....                       3.76%                       3.37%                       3.45%
                                                 ====                        ====                        ====

(1)   Includes loan fee income.
(2) Yields on investments are calculated based on amortized costs; all yields are annualized.
(3) Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.

                                                                              13

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

                                   YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                       1997 VS. 1996                       1996 VS. 1995
                                       CHANGE DUE TO                       CHANGE DUE TO
                                   (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                AVERAGE   AVERAGE   INCREASE        AVERAGE   AVERAGE  INCREASE
                                VOLUME     RATE    (DECREASE)       VOLUME     RATE   (DECREASE)
Interest earned on:
   Federal funds sold......... $(1,162)    $120    $(1,042)        $ 1,200    $ (30)  $ 1,170
   Securities.................   2,252      349      2,601           1,591      152     1,743
   Loans receivable...........   4,688      174      4,862           4,923     (626)    4,297
                               -------     ----    -------         -------    -----   -------
     Total interest income....   5,778      643      6,421           7,714     (504)    7,210
                               -------     ----    -------         -------    -----   -------

Interest paid on:
   Demand deposits, money market
       and savings deposits...     433      (54)       379             366     (101)      265
   Time deposits..............   1,540      146      1,686           3,938     (279)    3,659
   Other borrowed funds.......   1,222      (90)     1,132            (122)      22      (100)
                               -------     ----    -------         -------    -----   -------
     Total interest expense...   3,195        2      3,197           4,182     (358)    3,824
                               -------     ----    -------         -------    -----   -------
Net interest income........... $ 2,583     $641    $ 3,224         $ 3,532    $(146)  $ 3,386
                               -------     ----    -------         -------    -----   -------

       The Company's net interest margin increased 39 basis points to 3.76% for the year ended December 31, 1997 from 3.37% for the year ended December 31, 1996. This increase was primarily due to an increase in the average volume of interest-earning assets. The average yield on interest-earning assets increased 51 basis points to 8.32% for the year ended December 31, 1997 from 7.81% for the year ended December 31, 1996. The average rate on total deposits and other borrowed funds/subordinated debt increased by 5 basis points to 4.84% for the year ended December 31, 1997 from 4.79% for the year ended December 31, 1996.

       The Company's net interest income increased $3.2 million, or 43.6%, to $10.6 million for the year ended December 31, 1997 from $7.4 million for the year ended December 31, 1996. The increase in net interest income was primarily due to an increase in average interest-earning assets due, in part, to the Merger and also as a result of increased business development. The Company's total interest income increased $6.4 million, or 37.5%, to $23.5 million for the year ended December 31, 1997 from $17.1 million for the year ended December 31, 1996. Interest and fees on loans increased $4.9 million, or 40.5%, to $16.9 million for the year ended December 31, 1997 from $12.0 million for the year ended December 31, 1996, largely as a result of an increase in average loan balances of $51.0 million, or 38.5%, to $183.2 million for the year ended December 31, 1997 from $132.3 million for the year ended December 31, 1996. The yield on the loan portfolio increased 13 basis points to 9.21% for the year ended December 31, 1997 from 9.08% for the year ended December 31, 1996. This increase was due primarily to the change in the composition of the loan portfolio as a result of the merger. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $2.6 million, or 69.2%, to $6.4 million for the year ended December 31, 1997 from $3.8 million for the year ended December 31, 1996. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $33.7 million, or 55.7%, to $94.0 million for the year ended December 31, 1997 from $60.4 million for the year ended December 31, 1996, and an increase in yield on the average balance in securities held to 6.76% for the year ended December 31, 1997 from 6.23% for the year ended December 31, 1996.

       The increase in the average balance of securities is the result of leveraged funding programs employed by the Company that used Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of these programs is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time to time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

       The increase in average yield on interest-earning assets was largely the result of the Company's strategy to reduce its investment in overnight funds, better utilize its borrowing capacity with FHLB advances, and minimize lower yield assets needed for short-term liquidity needs.

       The Company's total interest expense increased $3.2 million, or 32.9%, to $12.9 million for the year ended December 31, 1997 from $9.7 million for the year ended December 31, 1996. This increase was due to an increase in the volume of average total deposits and other borrowed funds/subordinated debt of $64.0 million, or 31.5%, to $266.8 million for the year ended December 31, 1997 from $202.9 million for the year ended December 31, 1996. The average rate paid on total deposits and other borrowed funds/subordinated debt increased 5 basis points to 4.84% for the year ended December 31, 1997 from 4.79% for the year ended December 31, 1996 due primarily to a decrease in the average rate paid on total interest-bearing deposits and other borrowed funds, partially offset by an increase in the cost of time deposits.

       Interest expense on time deposits increased $1.7 million, or 19.5%, to $10.3 million for the year ended December 31, 1997 from $8.7 million for the year ended December 31, 1996. This increase was due to an increase in the average volume of certificates of deposit in the amount of $26.1 million, or 17.5%, to $174.9 million for the year ended December 31, 1997 from $148.8 million for the year ended December 31, 1996.

       Interest expense on FHLB advances was $1.4 million for the year ended December 31, 1997. The Company had no FHLB advances for the year ended December 31, 1996. In 1997, $85.5 million of FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program in 1997. The Company used brokered certificates of deposit to fund the Tax Refund Program in 1996. The Company incurred no interest expense on subordinated debt in the year ended December 31, 1997 compared to $238,000 in the year ended December 31, 1996 as this debt was retired during the fourth quarter of 1996.

    Provision for Loan Losses

       The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses increased $165,000, or 106.5%, to $320,000 for the year ended December 31, 1997 from $155,000 for the year ended December 31, 1996 due to an increase in total loans outstanding of $40.0 million during 1997. Non-performing assets were 1.03% of total assets at December 31, 1997, compared to 0.81% at December 31, 1996. Delinquencies were 1.43% of total loans at December 31, 1997, compared to 1.78% at December 31, 1996.

    Non-Interest Income

       Total other income increased $220,000, or 9.1%, to $2.6 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996. The increase was due primarily to a $157,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1997 tax return season compared to the 1996 tax return season. Additionally, there was an increase in service fees of $50,000 from $170,000 for the year ended December 31, 1996 to $220,000 for the year ended December 31, 1997. This was the result of the Merger, with a full year in 1997 compared to seven months in 1996.

    Non-Interest Expenses

       Total other expenses increased $2.2 million, or 39.6%, to $7.8 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996. Salaries and benefits increased $1.2 million, or 42.1%, to $4.1 million for the year ended December 31, 1997 from $2.9 million for the year ended December 31, 1996. The increase was due primarily to an increase in staff as a result of the Merger as well as increases associated with the expansion of the branches and business development staff.

       Occupancy and equipment expenses increased $314,000, or 34.9%, to $1.2 million for the year ended December 31, 1997 from $901,000 for the year ended December 31, 1996 as a result of opening additional branch offices.

       Professional fees increased $221,000 from $282,000 for the year ended December 31, 1996 to $503,000 for the year ended December 31, 1997. This was primarily due to legal expenses associated with credit workouts. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, advertising costs, printing and supplies, insurance and other miscellaneous expenses. Other operating expenses increased $467,000, or 30.6%, to $2.0 million for the year ended December 31, 1997 from $1.5 million for the year ended December 31, 1996. The increases in other operating expenses was the growth of the Bank associated with the Merger and increased expenses related to the opening of new branch offices.

    Provision for Income Taxes

       The provision for income taxes increased $230,000, or 17.0%, to $1.6 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. This increase is mainly the result of the increase in pre-tax income from 1996 to 1997. The effective tax rate in 1997 declined to 30.8% from 33.3% in 1996 primarily due to a reduction in state and local income taxes as a result of a change in the tax structuring of the Tax Refund Program.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    Overview

       For the year ended December 31, 1996, the Company reported net income of $2.7 million, or $0.82 in basic earnings per share and $0.77 in diluted earnings per share, compared to net income of $603,000, or $0.26 in basic earnings per share and $0.24 in diluted earnings per share, for the year ended December 31, 1995. The increase in the Company's results during 1996 was primarily the result of the Merger and the Bank's participation in the Tax Refund Program, which generated $2.1 million in revenues during the year ended December 31, 1996. The Bank did not participate in the Tax Refund Program during 1995 due to the uncertain impact of certain IRS policy changes. Net interest income increased $3.4 million, or 84.4%, to $7.4 million for the year ended December 31, 1996 from $4.0 million for the year ended December 31, 1995. This increase was primarily due to the increase in interest-earning assets as a result of the Merger.

       The Company's total interest income increased $7.2 million, or 72.8%, to $17.1 million for the year ended December 31, 1996 from $9.9 million for the year ended December 31, 1995. The average balance of interest-earning assets increased $103.0 million, or 88.7%, to $219.2 million for the year ended December 31, 1996 from $116.1 million for the year ended December 31, 1995. The yield on interest-earning assets decreased 72 basis points to 7.81% for the year ended December 31, 1996 from 8.53% for the year ended December 31, 1995. Total interest expense increased $3.8 million, or 64.9%, to $9.7 million for the year ended December 31, 1996 from $5.9 million for the year ended December 31, 1995. The average balance of total deposits and other borrowed funds/subordinated debt increased $92.7 million, or 84.2%, to $202.9 million for the year ended December 31, 1996 from $110.2 million for the year ended December 31, 1995. The average rate on total deposits and other borrowed funds/subordinated debt decreased 56 basis points to 4.79% for the year ended December 31, 1996 from 5.35% for the year ended December 31, 1995. The dollar increases in interest income and interest expense were principally the result of a higher volume of interest-earning assets and interest-bearing liabilities in 1996 as a result of the Merger. The ratio of interest expense to interest income was 56.8% for the year ended December 31, 1996 compared to a ratio of 59.5% for the year ended December 31, 1995. The Merger was also primarily responsible for the changes in average rate in 1996 as compared to 1995.

    Provision for Loan Losses

       The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses decreased $68,000, or 30.5%, to $155,000 for the year ended December 31, 1996 from $223,000 for the year ended December 31, 1995. Non-performing assets were 0.81% of total assets at December 31, 1996, compared to 0.63% at December 31, 1995. Delinquencies were 1.78% of total loans at December 31, 1996, compared to 0.86% at December 31, 1995.

    Non-Interest Income

       Non-interest income increased $2.3 million to $2.4 million for the year ended December 31, 1996 from $155,000 for the year ended December 31, 1995. Non-interest income as a percentage of gross revenues was 12.3% and 1.5% for the years ended December 31, 1996 and 1995, respectively. This increase was due to the Bank's participation in the Tax Refund Program in 1996. The Bank did not participate in the Tax Refund program during 1995.

    Non-Interest Expense

       Salaries and employee benefits increased $1.3 million, or 80.4%, to $2.9 million for the year ended December 31, 1996 from $1.6 million for the year ended December 31, 1995. This increase was the result of additions in staffing due to the Merger, as well as non-recurring severance costs.

       Occupancy and equipment expenses increased $337,000, or 59.8%, to $901,000 for the year ended December 31, 1996 from $564,000 for the year ended December 31, 1995. These expenses were comprised mainly of rental, equipment and maintenance expense. Professional fees declined $45,000, or 13.8%, to $282,000 for the year ended December 31, 1996 from $327,000 for the year ended December 31, 1995, as the result of management's efforts to reduce the use of outside consultants.

       Other expenses increased $960,000, or 169.6%, to $1.5 million for the year ended December 31, 1996 from $566,000 for the year ended December 31, 1995. Major components of this category included advertising, and general/administrative expenses. The year-to-year increase of $960,000 is attributable to increased operating costs resulting from the Merger and the increased size of the Company.

    Provision for Income Taxes

       The provision for income taxes increased $1.1 million to $1.4 million for the year ended December 31, 1996 from $291,000 for the year ended December 31, 1995. Primarily as a result of an increase in pre-tax income. The effective tax rate was 33.3% for the year ended December 31, 1996 compared to 32.6% for the year ended December 31, 1995 primarily due to state and local income taxes associated with the Tax Refund Program of $108,000 in 1996. There were no state or local income taxes related to the Tax Refund Program in 1995, as the Bank did not participate in the program during 1995.


FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

       Total assets increased $101.7 million, or 37.1%, to $375.5 million at December 31, 1997 from $273.8 million at December 31, 1996. The increase in assets was the result of higher levels of loans and securities, which were funded by the public offering of stock, and a net increase in borrowings. Net loans increased $40.0 million, or 23.5%, to $210.0 million at December 31, 1997 from $170.0 million at December 31, 1996. Investment securities increased $67.0 million, or 82.8%, to $148.0 million at December 31, 1997 from $81.0 million at December 31, 1996. The increase was due primarily to the purchase of $70.0 million in securities from funds generated from the public offering, and as part of the Company's leveraged funding strategy which is intended to increase earnings.

       Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $9.2 million, or 59.2%, to $6.3 million at December 31, 1997 from $15.5 million at December 31, 1996 because the Company redeployed these funds into higher yielding loans and securities. This redeployment of liquid assets was done in anticipation of the utilization of the Company's borrowing capacity with the FHLB.

       Bank premises and equipment, net of accumulated depreciation, increased $1.8 million to $2.5 million at December 31, 1997 from $711,000 at December 31, 1996. The increase was attributable mainly to the construction of the Bank's new branch offices.

       Total liabilities increased $85.4 million, or 33.4%, to $340.8 million at December 31, 1997 from $255.4 million at December 31, 1996. During the year ended December 31, 1997, deposits, the Company's primary source of funds, decreased $1.7 million, or 0.7%, to $248.4 million at December 31, 1997 from $250.1 million at December 31, 1996. The aggregate of transaction accounts, which include demand, money market and savings accounts, decreased $2.2 million, or 3.2%, to $67.8 million at December 31, 1997 from $70.0 million at December 31, 1996. Certificates of deposit increased by $561,000, or 0.3%, to $180.6 million at December 31, 1997 from $180.0 million at December 31, 1996.

       FHLB borrowings were $85.9 million at December 31, 1997. There were no FHLB borrowings at December 31, 1996. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.


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

       Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table below.

       The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

       The following table presents a summary of the Bank's interest rate sensitivity GAP at December 31, 1997. For purposes of this table, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                       0-90     91-180   181-365      1-5     OVER 5
AT DECEMBER 31, 1997                   DAYS      DAYS     DAYS       YEARS     YEARS     TOTAL

                                                       (DOLLARS IN THOUSANDS)
Interest sensitive assets:
Securities and interest-bearing
   balances due from banks........   $ 21,370  $ 27,047  $ 34,448  $ 23,795  $ 41,796   $148,456
Loans receivable .................     88,876     5,298    15,561    51,762    48,502    209,999
                                     --------  --------  --------  --------  --------   --------
Total ............................    110,246    32,345    50,009    75,557    90,298    358,455
                                     --------  --------  --------  --------  --------   --------
Cumulative total .................   $110,246  $142,591  $192,600  $268,157  $358,455
                                     --------  --------  --------  --------  --------
 Interest sensitive liabilities:..
Demand interest-bearing(1)........    $ 4,294       $ 0       $ 0   $ 2,147   $ 2,146    $ 8,587
Savings accounts(1)...............      1,094         0         0         0     1,093      2,187
Money market accounts(1)..........     12,288         0         0     6,143     6,143     24,574
FHLB borrowings...................     37,187     3,125         0    45,600         0     85,912
Time deposits.....................     29,260    63,623    27,450    60,255         0    180,588
                                     --------  --------  --------  --------  --------   --------
Total.............................     84,123    66,748    27,450   114,145     9,382    301,848
                                     --------  --------  --------  --------  --------   --------
Cumulative total..................   $ 84,123  $150,871  $178,321  $292,466  $301,848
                                     --------  --------  --------  --------  --------
Interest rate sensitivity GAP.....   $ 26,123  $(34,403) $ 22,559  $(38,588) $ 80,916   $ 56,607
                                     ========  ========  ========  ========  ========   ========

Cumulative GAP....................   $ 26,123  $ (8,280) $ 14,279  $(24,309) $ 56,607
                                     ========  ========  ========  ========  ========

Interest sensitive assets/
   interest sensitive liabilities.       1.3x      0.9x      1.1x      0.9x      1.2x
Cumulative GAP....................       7.3%     -2.3%      4.0%     -6.8%     15.8%

Total earning Assets..............   $358,455
                                     ========

(1) For interest rate sensitivity purposes 50% of these deposits are assumed to reprice within one year.


CAPITAL RESOURCES

       The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The outstanding subordinated Debentures qualify as "Tier 2 capital" for purposes of the federal capital adequacy guidelines, although the Debentures are treated as debt rather than capital under Pennsylvania banking law. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 16.33% and 10.08% at December 31, 1997 and 1996, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 1997 and 1996 were 15.42% and 11.25%, respectively. At December 31, 1997, and 1996, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

       Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 1997 and 1996, the leverage ratio was 10.53% and 6.65%, respectively. Accordingly, at December 31, 1997 and 1996, the Company was considered "well capitalized" under FRB and FDIC regulations.

       The shareholders' equity of the Company as of December 31, 1997 totaled approximately $34,622,000 compared to approximately $18,371,000 as of December 31, 1996. This increase was attributable to net income for the year of approximately $3,551,000 and the issuance of 1,150,000 additional common stock of the Company during the fourth quarter of 1997 resulting in net proceeds of $12.6 million.

       Book value per share of the Company's common stock increased from $4.48 as of December 31, 1996 to $6.28 as of December 31, 1997. The increase was primarily attributable to net proceeds received from the secondary stock offering of approximately $12.6 million in addition to earnings for the year ended December 31, 1997 of $3,551,000.

REGULATORY CAPITAL REQUIREMENTS

       Federal banking agencies impose three minimum capital requirements on the Company's risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

       The following table presents the Bank's capital regulatory ratios at December 31, 1997 and 1996:

                                                                                 TO BE WELL
                                                          FOR CAPITAL        CAPITALIZED UNDER
                                     ACTUAL            ADEQUACY PURPOSES   FRB CAPITAL GUIDELINES
(DOLLARS IN THOUSANDS)          AMOUNT     RATIO        AMOUNT    RATIO       AMOUNT    RATIO
AS OF DECEMBER 31, 1997:
   Total  risk based capital..  $36,395    16.33%      $17,830    8.00%      $22,289    10.00%
   Tier I capital.............   34,367    15.42         8,915    4.00        13,372     6.00
   Tier I (leveraged) capital.   34,367    10.53        16,312    5.00        16,312     5.00

AS OF DECEMBER 31, 1996:
   Total  risk based capital..  $20,126    10.08%      $14,306    8.00%      $17,883    10.00%
   Tier I capital.............   18,034    11.25         7,153    4.00        10,730     6.00
   Tier I (leveraged) capital.   18,034     6.65        13,550    5.00        13,550     5.00


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

       The Company's capital-to-assets ratio increased from 6.71% as of December 31, 1996 to 9.22% as of December 31, 1997. The Company's daily average capital-to-assets ratio for calendar year 1997 was 7.17% compared to 6.84% for the same period in 1996. Management anticipates that its capital-to-assets ratio will be maintained at approximately the current level. The Company's average return on equity for 1997, 1996 and 1995 was 16.8%, 17.9% and 7.3%, respectively; and its average return on assets for 1997, 1996 and 1995 was 1.21%, 1.22%, 0.50%, respectively.

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

       The Company's liquid assets totaled $6.3 million at December 31, 1997 compared to $15.5 million at December 31, 1996. Maturing and repaying loans are another source of asset liquidity. At December 31, 1997, the Bank estimated that an additional $29.7 million of loans will mature or repay in the next year period ended December 31, 1998.

       Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At December 31, 1997, the Bank had $50.1 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $99 million at December 31, 1996. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

       At December 31, 1997, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $17.8 million. Certificates of deposit which are scheduled to mature within one year totaled $129.0 million at December 31, 1997, and borrowings that are scheduled to mature within the same period amounted to $21.7 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

       The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. Said lines of credit total $7 million in the aggregate. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $129.0 million. At December 31, 1997 and 1996, there was $85.9 million and $0, respectively, outstanding on the aforementioned lines. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

       Cash flows from operations have consistently provided a source of liquidity to the Bank for the last three years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 1997, 1996, and 1995 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1997 and 1996, as the Bank has grown its deposit base and increased its borrowings.

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

       Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be beneficial since the Bank has the ability to quickly increase yield on its interest-earning assets, primarily federal funds and floating rate commercial loans. However, a decrease in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of December 31, 1997, 21.7% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 29.5% were to mature, and be repriceable, within three to six months. Therefore, management believes that such an effect would be minimal.

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

SECURITIES PORTFOLIO

       The Company's securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while exposing the Company to reduced credit risk. As a result of the Merger, the securities portfolio has grown substantially. The securities portfolio has also grown through the use of leverage provided by FHLB advances.

       A summary of securities available for sale and securities held to maturity at December 31, 1997 , 1996, and 1995 follows.

                                                         SECURITIES AVAILABLE FOR SALE
                                                                 AT DECEMBER 31,
                                                            (DOLLARS IN THOUSANDS)
                                                        1997          1996          1995
          U.S. Treasury..........................          $ 0        $ 998           $ 0
          U.S. Government Agencies...............        2,943        4,128         4,320
          CMOs and Mortgage Backed Securities (1)            0          770             0
          Other securities (2)...................            0            0             0
                                                       -------      -------       -------
          Total amortized cost of securities.....      $ 2,943      $ 5,896       $ 4,320
                                                       -------      -------       -------
          Total fair value of securities.........      $ 2,950      $ 5,900       $ 4,348
                                                       -------      -------       -------

                                                        SECURITIES HELD TO MATURITY
                                                                AT DECEMBER 31,
                                                            (DOLLARS IN THOUSANDS)
                                                         1997         1996         1995
          U.S. Treasury..........................          $ 0          $ 0       $ 1,002
          U.S. Government Agencies...............       56,331       49,214         7,002
          CMOs and Mortgage Backed Securities (1)       83,028       23,682        25,215
          Other securities (2)...................        5,671        2,158           785
                                                       -------      -------       -------
          Total amortized cost of securities.....     $145,030      $75,054       $34,004
                                                       -------      -------       -------
          Total fair value of securities.........     $145,908      $75,307       $33,846
                                                       -------      -------       -------

       (1) All of these obligations consist of U.S. Government Agency issued securities.
       (2)    Comprised mostly of FHLB stock and Federal Reserve Bank stock.

       The following table presents the maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1997 and December 31, 1996.

                                                  AVAILABLE FOR SALE AT DECEMBER 31, 1997
                                                           (DOLLARS IN THOUSANDS)
                                           AFTER 1 YEAR BUT   AFTER 5 YEARS BUT    AFTER 10 YEARS OR
                           WITHIN 1 YEAR    WITHIN 5 YEARS     WITHIN 10 YEARS        NO MATURITY           TOTAL
                           AMOUNT  YIELD     AMOUNT  YIELD     AMOUNT   YIELD        AMOUNT  YIELD     AMOUNT   YIELD
Amortized cost:
U.S. Treasury............   $ 0    0.00%      $ 0   0.00%        $ 0    0.00%          $ 0    0.00%       $ 0    0.00%
U.S. Government Agencies.     0    0.00         0   0.00           0    0.00             0    0.00          0    0.00
Mortgage-backed securities    0    0.00         0   0.00       2,080    8.77           863    8.38      2,943    8.66
Other securities.........     0    0.00         0   0.00           0    0.00             0    0.00          0    0.00
                            ---    ----       ---   ----       ------    ----         ----    ----     ------    ----
Total securities
   available for sale....   $ 0    0.00%      $ 0   0.00%      $2,080    8.77%        $863    8.38%    $2,943    8.66%
                            ===    ====       ===   ====       ======    ====         ====    ====     ======    ====


                                                   HELD TO MATURITY AT DECEMBER 31, 1997
                                                           (DOLLARS IN THOUSANDS)

                                          AFTER 1 YEAR BUT    AFTER 5 YEARS BUT  AFTER 10 YEARS OR
                          WITHIN 1 YEAR    WITHIN 5 YEARS      WITHIN 10 YEARS      NO MATURITY            TOTAL
                          AMOUNT   YIELD    AMOUNT  YIELD      AMOUNT   YIELD     AMOUNT  YIELD        AMOUNT  YIELD
Amortized cost:
U.S. Treasury............   $ 0    0.00%       $ 0  0.00%         $ 0   0.00%        $ 0  0.00%           $ 0   0.00%
U.S. Government Agencies.     0    0.00     20,325  6.65       34,413   8.51      24,053  6.64         78,791   7.46
Mortgage-backed securities    0    0.00        573  7.00        7,010   6.94      52,978  7.20         60,561   7.17
Other securities.........   250    8.00        100  7.50          125   7.00       5,203  6.00          5,678   6.14
                           ----    ----    -------  ----      -------   ----     -------  ----       --------   ----
Total securities
   held to maturity......  $250    8.00%   $20,998  6.66%     $41,548   8.24%    $82,234  6.96%      $145,030   7.29%
                           ====    ====    =======  ====      =======   ====     =======  ====       ========   ====

LOAN PORTFOLIO

       The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans.
Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Bank's commercial loans average from $250,000 to $750,000 in amount.

       The Company's net loans increased $40.0 million, or 23.5%, to $210.0 million at December 31, 1997 from $170.0 million at December 31, 1996, which were funded by an increase in borrowed funds and proceeds from the stock offering.

       The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                              AT DECEMBER 31,
                                                         (DOLLARS IN THOUSANDS)
                                          1997        1996        1995       1994       1993
Commercial:
   Real estate secured ..............   $ 87,701   $ 62,016     $34,353    $22,979    $16,160
   Non-real estate secured/unsecured      42,519     45,007      23,183     27,429     29,653
     Total commercial ...............    130,220    107,023      57,536     50,408     45,813
Residential real estate .............     78,366     61,240      26,781     20,493     16,279
Consumer and other ..................      3,441      3,831       1,546      1,182        829
                                        --------   --------     -------    -------    -------
     Total loans, net of unearned
       income .......................   $212,027   $172,094     $85,863    $72,083    $62,921
                                        ========   ========     =======    =======    =======

LOAN MATURITY AND INTEREST RATE SENSITIVITY

       The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                              AT DECEMBER 31, 1997
                                                             (DOLLARS IN THOUSANDS)
                                         ONE YEAR   MORE THAN ONE YEAR
                                         OR LESS    THROUGH FIVE YEARS  OVER FIVE YEARS    TOTAL LOANS
Commercial ..........................    $24,369        $ 75,747            $30,104         $130,220
Residential real estate .............      9,677          43,737             24,952           78,366
Consumer and other ..................        545           1,749              1,147            3,441
                                         -------        --------            -------         --------
     Total ..........................    $34,591        $121,233            $56,203         $212,027
                                         =======        ========            =======         ========

Loans with fixed rate ...............     16,227          83,010             32,796          132,033
Loans with floating rate ............     18,364          38,223             23,407           79,994
                                         -------        --------            -------         --------
     Total ..........................    $34,591        $121,233            $56,203         $212,027
                                         =======        ========            =======         ========

Percent composition by maturity .....     16.31%          57.18%             26.51%          100.00%
Fixed rate loans as a percentage
   of total loans maturing ..........     46.91%          68.47%             58.35%           62.27%
Floating rate loans as a percentage
   of total loans maturing ..........     53.09%          31.53%             41.65%           37.73%

       In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

       At December 31, 1997, 62.27% of total loans were fixed rate compared to 51.82% at December 31, 1996.

CREDIT QUALITY

       The Bank's written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans monthly to ensure that proper standards are maintained.

       Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment or principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

       Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

       While a loan is classified as nonaccrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

       The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                 AT DECEMBER 31,
                                                           (DOLLARS IN THOUSANDS)
                                                  1997       1996       1995      1994      1993
Loans accruing, but past due 90 days or more .    $ 113      $ 27       $ 11     $ 196     $ 256
Nonaccrual loans .............................    1,800     1,892        526       878       274
                                                 ------    ------       ----    ------     -----
Total non-performing loans ...................    1,913     1,919        537     1,074       530
Foreclosed real estate .......................    1,944       295        295         0         0
                                                 ------    ------       ----    ------     -----
     Total non-performing assets(1) ..........   $3,857    $2,214       $832    $1,074     $ 530
                                                 ======    ======       ====    ======     =====

 Non-performing loans as a percentage of
   total loans, net of unearned income(1) ....    0.90%     1.12%      0.63%     1.49%     0.84%
Non-performing assets as a percentage
   of total assets ...........................    1.03%     0.81%      0.63%     1.01%     0.52%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

       At December 31, 1997, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $49 million, which represented 23% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

       Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, thereby establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

       Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1997, all identified potential problem loans are included in the preceding table.

       The Bank had no credit exposure to "highly leveraged transactions" at December 31, 1997, as defined by the FRB.

ALLOWANCE FOR LOAN LOSSES

       A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 1997, 1996, 1995, 1994 , and 1993 is as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                         (DOLLARS IN THOUSANDS)
                                          1997         1996        1995      1994        1993
Balance at beginning of period .....     $ 2,092      $ 680       $ 650      $ 460      $ 340
Charge-offs:
   Commercial ......................         383        293         162        136         64
   Real estate .....................          67          0          50          0          0
   Consumer ........................          31         98           0          8         23
                                        --------   --------    --------   --------   --------
     Total charge-offs .............         481        391         212        144         87
                                        --------   --------    --------   --------   --------
Recoveries:
   Commercial ......................          18        101          16          6          0
   Real estate .....................          67          0           2          0          0
   Consumer ........................          12         19           1          5          0
                                        --------   --------    --------   --------   --------
     Total recoveries ..............          97        120          19         11          0
                                        --------   --------    --------   --------   --------
Net charge-offs ....................         384        271         193        133         87
Acquisition of ExecuFirst ..........           0      1,528           0          0          0
Provision for loan losses ..........         320        155         223        323        207
                                        --------   --------    --------   --------   --------
   Balance at end of period ........     $ 2,028    $ 2,092       $ 680      $ 650      $ 460
                                        ========   ========    ========   ========   ========
   Average loans outstanding(1) ....    $183,246   $132,294    $ 78,489   $ 69,838   $ 62,489

As a percent of average loans(1):
   Net charge-offs .................       0.21%      0.20%       0.25%      0.19%      0.14%
   Provision for loan losses .......       0.17       0.12        0.28       0.46       0.33
   Allowance for loan losses .......       1.11       1.58        0.87       0.93       0.74
Allowance for possible loan losses to:
   Total loans, net of unearned income     0.96%      1.22%       0.79%      0.90%      0.73%
   Total non-performing loans ......     106.01     109.02      126.63      60.52      86.79

(1) Includes nonaccruing loans.

       Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate based upon the loan portfolio composition, classified problem loans, and general economic conditions. The Company's Board of Directors periodically reviews the status of all nonaccrual and impaired loans and loans criticized by the Bank's regulators and internal loan review officer. The internal loan review officer reviews both the loan portfolio and the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a supplemental reserve allocation as a measure of conservatism for any unforeseen loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

       The Company has an existing loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the finding of the loan review program on a monthly basis.

       Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

       The Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1997, approximately 22.6% or $459,000 of the allowance for loan losses is allocated to specific problem loans. The allocation is based upon historical experience. The remainder of the allowance for loan losses is available to absorb future loan losses in any loan category.

                                                                        AT DECEMBER 31,
                                                                    (DOLLARS IN THOUSANDS)
                                 1997                 1996                   1995              1994                 1993
                                     PERCENT               PERCENT               PERCENT            PERCENT            PERCENT
                                    OF LOANS              OF LOANS              OF LOANS           OF LOANS           OF LOANS
                                     IN EACH               IN EACH               IN EACH            IN EACH            IN EACH
                                   CATEGORY TO           CATEGORY TO           CATEGORY TO        CATEGORY TO        CATEGORY TO
                           AMOUNT   LOANS(1)     AMOUNT   LOANS(1)     AMOUNT    LOANS(1)   AMOUNT  LOANS(1)   AMOUNT  LOANS(1)
Allocation of allowance
 for loan losses:
   Commercial ..........  $1,595     61.42%      $1,573    62.19%       $161     67.01%      $146   69.93%      $203    66.34%
   Residential real
     estate ............      41     36.96           21    35.59          40     31.19         44   28.43        103    33.66
   Consumer and
     other .............      58      1.62           90     2.22           9      1.80          8    1.64          0        0
   Unallocated .........     334                    408                  470                  452                154
                          ------                 ------                 ----                 ----               ----
     Total .............  $2,028                 $2,092                 $680                 $650               $460
                          ======                 ======                 ====                 ====               ====


       The unallocated allowance decreased $74,000, or 18.1%, to $334,000 at December 31, 1997 from $408,000 at December 31, 1996, primarily as the result of a decline in non-performing loans.

(1) Gross loans net of unearned income

       The recorded investment in loans for which impairment has been recognized totaled $1,800,000 and $1,892,000 , at December 31, 1997 and 1996 respectively, of which $764,000 and $845,000 respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1997, 1996 and 1995 were $1,152,000, $1,047,000 and $516,000, respectively. For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans was approximately $1,809,000, $1,573,000, and $452,000 respectively. The Bank did not recognize any interest on impaired loans in 1997, 1996 or 1995.

       The   following   summary   shows  the  impact  on  interest   income  of
nonperforming loans for the periods indicated:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                    1997        1996        1995       1994        1993
Interest income that would have been
  recorded had the loans been in accordance
  with their original terms                       $279,000    $135,100    $48,000    $26,000     $12,000
Interest income included in net income                 $ 0    $ 60,000        $ 0    $75,000         $ 0


       The Bank had delinquent loans as follows; (i) 30 to 59 days past due, at December 31, 1997 and 1996, in the aggregate principal amount of $2,694,000 and $2,016,000 respectively, which were contractually overdue in the aggregate amount of approximately $42,000 and $69,000 respectively; and (ii) 60 to 89 days past due, at December 31, 1997 and 1996 in the aggregate principal amount of $340,000 and $1,053,000 respectively, which were contractually overdue in the amount of approximately $21,000 and $60,000 respectively.

       In addition, the Bank has classified certain loans as substandard and doubtful. At December 31, 1997 and 1996, substandard loans totaled approximately $2,402,000 and $1,514,000 respectively; and doubtful loans totaled approximately $16,000 and $207,000 respectively.

        The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 1997 and 1996.

                                                       1997             1996
              Balance at January 1, .............    $ 295,000       $295,000
              Additions, net ....................    1,649,000              0
              Charge-offs .......................            0              0
                                                    ----------       --------
              Balance at December 31, ...........   $1,944,000       $295,000
                                                    ==========       ========


DEPOSIT STRUCTURE

       Of the total daily average deposits of approximately $243.0 million held by the Bank during the year ended December 31, 1997, approximately $25.6 million, or 10.5%, represented non-interest-bearing deposits, compared to approximately $23.9 million, or 12.0%, of approximately $200.0 million total daily average deposits during 1996. Total deposits at December 31, 1997 consisted of approximately $32.9 million in non-interest-bearing demand deposits, approximately $8.6 million in interest-bearing demand deposits, approximately $26.3 million in savings deposits and money market accounts, approximately $152.0 million in time deposits under $100,000, and approximately $28.6 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period.

       The following table is a distribution of the average balances of the Bank's deposits and the average rates paid thereon, for the twelve month periods ended December 31, 1997, 1996 and 1995

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                             1997                     1996                  1995
                                      AVERAGE                 AVERAGE                AVERAGE
                                      BALANCE      RATE       BALANCE     RATE       BALANCE     RATE
                                                             (DOLLARS IN THOUSANDS)
Non-interest-bearing balances ....... $ 25,551      N/A      $ 23,909      N/A       $ 8,939      N/A
                                      ========    ====       ========    ====        =======    ====
Money market and savings deposits ... $ 34,141    2.88%      $ 21,594    3.12%       $13,878    3.72%
Time deposits .......................  174,887     5.92       148,834     5.82        81,404     6.15
Demand deposits, interest-bearing ...    8,428     2.50         5,623     2.49         1,504     2.19
                                      --------    ----       --------    ----        -------    ----
Total interest-bearing deposits ..... $217,456    5.31%      $176,051    5.38%       $96,786    5.74%
                                      ========    ====       ========    ====        =======    ====

       The following is a breakdown, by contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1997, 1996, and 1995.

                                                                 AT DECEMBER 31,
                                                         1997         1996          1995
                                                              (DOLLARS IN THOUSANDS)
Maturing in:
   Three months or less ............................   $ 9,896      $10,654       $1,700
   Over three months through six months ............     8,726        4,381          983
   Over six months through twelve months ...........     7,233        6,120        1,358
   Over twelve months ..............................     2,719        8,072        4,029
                                                       -------      -------       ------
     Total .........................................   $28,574      $29,227       $8,070
                                                       =======      =======       ======

       The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 1998 through 2002 and beyond.

                                  1998          1999         2000        2001       2001       TOTAL
Time certificates of deposit
(In thousands) ................. $128,963     $31,218      $17,112      $2,811      $484    $180,588
                                 --------     -------      -------      ------      ----    --------

COMMITMENTS

       In the normal course of its business, the Bank makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and are based on management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At December 31, 1997 and 1996, firm loan commitments approximated $17.3 million and $28.5 million respectively and commitments of standby letters of credit approximated $453,000 and $1,129,000, respectively.


EFFECTS OF INFLATION

       The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the Company's need and ability to react to changes in interest rates. As discussed previously, management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.


YEAR 2000 ISSUE

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations.

       In response to the year 2000 issue, the Company has adopted a comprehensive plan to be implemented this year, and completed by year end 1998. This plan identifies systems which could be affected by the year 2000 issue, and either internally tests potentially affected systems, or requests certification from the relevant software vendors to ascertain whether the system is in compliance. The Company's plan is to resolve potential problems which are identified, by the given target date. Although management believes that it has addressed the major areas with respect to Year 2000 compliance, there can be no assurances that the Company will not be impacted by Year 2000 complications. The Company estimates that the dollar cost to the Company to be in compliance with the year 2000 issue will range from $175,000 to $250,000 over the next two years. These costs include new equipment and software purchases in addition to testing applications prior to the year 2000.


RECENT ACCOUNTING PRONOUNCEMENTS:

    Transfers  and  Servicing  of  Financial  Assets  and   Extinguishments   of
Liabilities

       In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). This statement supersedes and amends certain existing standards by providing consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. Under Statement No. 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement No. 125 is required to be effective for transactions occurring after December 31, 1996 and is to be applied prospectively. The adoption of Statement No. 125 was not material to the results of operations, financial condition or stockholders' equity.

    Earnings Per Share

       In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share" ("Statement No. 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. The Company adopted Statement No. 128 "Earnings per Share" effective December 31, 1997. All prior period earnings per share presentations have been restated to conform to this pronouncement.

    Reporting Comprehensive Income

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

    Operating Segment Disclosure

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("Statement No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

    Employers' Disclosures about Pension and Other Postretirement Benefits

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132") which amends the disclosure requirements of Statements Nos. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" ("Statement No. 88"), and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 132 is
applicable to all entities. This Statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements Nos. 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

       The following tables are summary unaudited income statement information for each of the quarters ended during 1997 and 1996.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   FOR THE
                                                            QUARTER ENDED, 1997
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA   FOURTH        THIRD         SECOND       FIRST
INCOME STATEMENT DATA:
Total interest income                         $ 6,725      $ 5,939       $ 5,432      $ 5,437
Total interest expense                          3,853        3,330         2,883        2,846
                                              -------      --------      -------      -------
Net interest income                             2,872        2,609         2,549        2,591

Provision for loan losses                         180           30            80           30
Net non-interest income/(expense)              (1,899)      (1,780)       (1,790)         302
Federal income taxes                              246          274           204          859
                                              -------      --------      -------      -------

Net income                                    $   547      $   525       $   475      $ 2,004
                                              =======      =======       =======      =======

PER SHARE DATA:
Basic earnings per share                      $  0.11      $  0.13       $  0.12      $  0.49
                                              -------      -------       -------      -------
Diluted earnings per share                    $  0.11      $  0.12       $  0.11      $  0.45
                                              -------      -------       -------      -------

                                                                  FOR THE
                                                            QUARTER ENDED, 1996
                                              FOURTH        THIRD         SECOND       FIRST
INCOME STATEMENT DATA:
Total interest income .....................   $ 5,283      $ 4,972       $ 3,601      $ 3,256
Total interest expense ....................     2,854        2,687         2,077        2,097
                                              -------      -------       -------      -------
Net interest income .......................     2,429        2,285         1,524        1,159

Provision for loan losses .................       100           30            25            0
Net non-interest income/(expense) .........    (1,829)      (1,531)         (970)       1,154
Federal income taxes ......................       164          224           178          787
                                              -------      -------       -------      -------
Net income ................................   $   336      $   500       $   351      $ 1,526
                                              =======      =======       =======      =======

PER SHARE DATA:
Basic earnings per share ..................   $  0.08      $  0.12       $  0.13     $   0.66
                                              -------      -------       -------     --------
Diluted earnings per share ................   $  0.08      $  0.12       $  0.12     $   0.62
                                              -------      -------       -------     --------

ITEM 7:  FINANCIAL STATEMENTS

       The financial statements of the Company begin in Exhibit A on Page 37.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1998 annual meeting of shareholders scheduled for April 28, 1998.


ITEM 10: EXECUTIVE COMPENSATION

       The following table shows the annual compensation of the Chief Executive Officer of the Company and the Bank and the Bank's most highly compensated executive officers for the fiscal years 1997, 1996 and 1995.

                               SUMMARY COMPENSATION TABLE

                                                                            RESTRICTED SECURITIES
                                                                      OTHER   STOCK    UNDERLYING   LTIP     ALL OTHER
                                                                     ANNUAL   AWARDS     OPTIONS   PAYOUTS    ANNUAL
NAME & PRINCIPAL POSITION          YEAR       SALARY     BONUS        COMP     ($)      SARS (#)     ($)       COMP
Rolf A. Stensrud                   1997      $175,000   $50,000       $ 0       0            0        0    $ 8,950 (2)
Chief Executive Officer and        1996       175,000    50,000         0       0            0        0    $ 8,950 (2)
President of the Company           1995       165,000    50,000         0       0            0        0
and the Bank


Kevin J. Gallagher                 1997      $112,500   $35,000       $ 0       0            0        0
Executive Vice President and       1996       105,000    31,069         0       0        7,200        0
Chief Lending Officer              1995        95,000                   0       0            0        0
of the Bank

Jerome D. McTiernan                1997      $100,000   $10,000       $ 0       0            0        0
Executive Vice President           1996        95,000    10,000         0       0            0        0
of the Bank                        1995        90,000                   0       0            0        0

George S. Rapp                     1997      $112,500   $25,000       $ 0       0            0        0
Executive Vice President and       1996       105,000    15,000         0       0        7,200        0
Chief Financial Officer            1995           N/A       N/A       N/A     N/A          N/A
of the Company and the Bank

Zvi Muscal (1)                     1997        25,000       $ 0       $ 0       0            0        0
Former Chief Executive Officer     1996       220,000         0     9,000       0            0        0    $16,036 (2)
of the Company and the Bank        1995       220,000         0    15,000       0            0        0     16,036 (2)


(1) Mr. Zvi Muscal resigned his position as Chief Executive Officer of the Company and the Bank effective February 28, 1997.
(2) Represents premiums paid by the Bank for life and disability insurance for the benefit of the executive.

EMPLOYMENT AGREEMENTS

       Mr. Rolf A. Stensrud currently serves as President and Chief Executive Officer of the Company and the Bank under the terms and conditions of an employment agreement with the Company and the Bank dated June 7, 1996, (the "Stensrud Agreement"). Effective February 25, 1998, the terms of the contract were modified to include an increase in base salary, a more favorable bonus criteria and a change of the expiration date to December 31, 1998. Presently, under the Stensrud Agreement, as modified, Mr. Stensrud receives an annual base salary of $200,000 per year. In addition, Mr. Stensrud is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, including expenses for one lunch club and annual dues for one golf club;
(ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Bank or the Company for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) use of an automobile provided by the Bank. If Mr. Stensrud's employment is terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Stensrud will be entitled to receive compensation and benefits for certain specified periods of time. The Stensrud Agreement, as modified, provides for the non-disclosure by Mr. Stensrud of confidential information acquired by him in the context of his employment.

       George S. Rapp currently serves as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank under the terms of an employment agreement (the "Rapp Agreement"). The Rapp Agreement provides that Mr. Rapp is employed as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank at an annual base salary of $112,500, which may not be terminated by the Company and the Bank prior to March 31, 1998. Thereafter, the Company and the Bank may terminate the Rapp Agreement on one year's notice, and Mr. Rapp may terminate this Agreement upon 30 days' notice. Mr. Rapp is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in any executive or employee stock option, bonus or other compensation plan and all other employee benefit plans. The Company provides Mr. Rapp with an automobile allowance and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

       Kevin J. Gallagher currently serves as Executive Vice President and Chief Lending Officer of the Company and the Bank under the terms of an employment agreement (the "Gallagher Agreement"). The Gallagher Agreement has a one-year term at an annual base salary of $112,500. The term of the Agreement will be automatically extended for successive one-year periods unless terminated by either party upon 90 days written notice prior to the end of any such year. Mr. Gallagher is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in the Company's Stock Option Plan and all other employee benefit plans. The Company provides Mr. Gallagher with an automobile allowance and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

       Jerome D. McTiernan currently serves as Executive Vice President of the Company and the Bank under the terms of an employment agreement (the "McTiernan Agreement"). The McTiernan Agreement provides that Mr. McTiernan is employed as Executive Vice President at an annual base salary of $100,000, until terminated by the Bank or Mr. McTiernan. The Agreement may be terminated by the Bank on twelve months' written notice or by Mr. McTiernan on 30 days' notice. Mr. McTiernan is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in the Company's Stock Option Plan and all other employee benefit plans. The Company maintains a life insurance policy for the benefit of Mr. McTiernan's designated beneficiaries and provides him with use of an automobile and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       There were no options granted for the year ended December 31, 1997.

            AGGREGATED OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1997
                            AND FISCAL YEAR END OPTION VALUES

                                                                                (D)  # OF SECURITIES
                                                                               UNDERLYING UNEXERCISED
                             (B)  SHARES ACQUIRED         (C)  VALUE           OPTIONS AT FYI-END (#)
           (A)  NAME            ON EXERCISE (#)          REALIZED ($)        EXERCISABLE / UNEXERCISABLE
           Zvi Muscal              28,800                  105,000                43,200           0


       The Company's director compensation plan throughout 1997 provided that each director would receive $500 for each Board meeting and $250 for each Committee meeting attended. Pursuant to such plan, a total of $92,950 in director fees was accrued and a total of $83,200 was paid for services rendered during 1997; no director received more than $15,750.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Certain of the directors of the Company and/or their affiliates have loans outstanding from the Bank. All such loans were made in the ordinary course of the Bank's business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

       A. Financial Statements ..........................................Page 37

          (1) Report of Independent Accountants.

          (2) Consolidated Balance Sheets dated respectively, December 31, 1997 and December 31, 1996.

          (3) Consolidated Statements of Income for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

          (4) Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

          (5) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

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

     10       Amended and Restated Material Contracts - None

     10(a) Amended and Restated Employment Agreement between the Company and Zvi H. Muscal.*

     10(b) Agreement and Plan of Merger by and between the Company and Republic Bancorporation, Inc. dated November 17, 1996.*

     11       Computation of Per Share Earnings.
              See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

     21       Subsidiaries of the Company.
              First Republic Bank (the "Bank"), the Company's sole subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal ReserSystem and its primary federal regulator is the Federal Reserve Board of Governors.

     27       Financial Data Schedule.


       All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.


* Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.


REPORTS ON FORM 8-K

       Form 8-K was filed on January 8, 1998 announcing, subject to regulatory approval, the intention of its operating subsidiary, First Republic Bank, to purchase between 41% and 49% of Fidelity Bond and Mortgage Company.

       Form 8-K was filed on February 19, 1998 announcing a six for five stock split effected in the form of a 20% dividend, payable to all holders of the Company's common stock on the record date of March 2, 1998, payable March 27, 1998. Additionally, the Company and its President, Mr. Stensrud, agreed to amend certain terms of Mr. Stensrud's employment contract, including increasing the base salary under the agreement for 1998, setting more favorable bonus criteria for 1998, and establishing a new expiration date as of December 31, 1998 to coincide with the fiscal year of the Bank.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

Date: March 24, 1998               REPUBLIC FIRST BANCORP, INC.

                                   By: /s/ Rolf Stensrud
                                       Rolf Stensrud
                                       President and
                                       Chief Executive Officer

Date: March 24, 1998                By: /s/ George S. Rapp
                                       George S. Rapp,
                                       Executive Vice President and
                                       Chief Financial Officer


       In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 24, 1998   /s/ Eustace W. Mita                 /s/ Harry D. Madonna, Esq.
                       Eustace W. Mita, Director           Chairman of the Board

                       /s/ Harris Wildstein, Esq.          /s/ Kenneth Adelberg
                       Harris Wildstein, Esq., Director    Kenneth Adelberg, Director

                       /s/ Neal I. Rodin                   /s/ William Batoff
                       Neal I. Rodin, Director             William Batoff, Director

                       /s/ James E. Schleif                /s/ Daniel S. Berman
                       James E. Schleif, Director          Daniel S. Berman, Director

                       /s/ Steven J. Shotz                 /s/ Michael J. Bradley
                       Steven J. Shotz, Director           Michael J. Bradley, Director and
                                                           Vice Chairman of the Board

                       /s/ Rolf A. Stensrud                /s/ John F. D'Aprix
                       Rolf A. Stensrud, Director          John F. D'Aprix, Director

                       /s/ Sheldon E. Goldberg             /s/ Zeev Shenkman
                       Sheldon E. Goldberg, Director       Zeev Shenkman, Director

EXHIBIT A.  FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                          REPUBLIC FIRST BANCORP, INC.

                                                                            Page

Report of Independent Accountants .........................................  38

Consolidated Balance Sheets as of December 31, 1997, and December 31, 1996.  41

Consolidated Statements of Income for the years ended December 31, 1997
December 31, 1996 and December 31, 1995 ...................................  42

Consolidated Statements of Cash Flows for the years ended December 31, 1997
December 31, 1996 and December 31, 1995 ...................................  43

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 ..........  44

Notes to Consolidated Financial Statements ................................  45

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



/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 30, 1997 (except for the information in Note 2 related to the 1997 stock split effected in the form of a dividend, dated March 4, 1997, the information in Note 2 related to earnings per share, dated January 27, 1998 and the information in Note 17 related to the 1998 stock split effected in the form of a dividend dated February 19, 1998.)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Republic Bancorporation, Inc.:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Republic Bancorporation, Inc. and subsidiaries (the "Bank") for the year ended December 31, 1995. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Bank for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 1, 1996

(Except Note 1 related to the merger
 which is dated June 7, 1996,
 Note 2 related to the earnings per common share which is dated January 27, 1998, and Note 17 related to the 1998 stock split effected in the form of a dividend which is dated February 19, 1998)

Independent Auditors' Report

The Board of Directors
Republic First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express on opinion on the 1997 consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
January 27, 1998, except as to note 17,
  which is as of February 19, 1998

                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (dollars in thousands)

                                                                     1997            1996
ASSETS:
Cash and due from banks ........................................    $ 5,850         $ 7,716
Interest - bearing deposits with banks .........................        476             665
Federal funds sold .............................................          0           7,115
                                                                   --------        --------
    Total cash and cash equivalents ............................      6,326          15,496

Securities available for sale, at fair value ...................      2,950           5,900
Securities held to maturity, at amortized cost (fair value of
      $145,908 and $75,307, respectively) ......................    145,030          75,054

Loans receivable, (net of the allowance for loan losses
   of  $2,028 and $2,092, respectively) ........................    209,999         170,002
Premises and equipment, net ....................................      2,534             711
Real estate owned, net .........................................      1,944             295
Accrued income and other assets ................................      6,679           6,337
                                                                   --------        --------
Total Assets ...................................................   $375,462        $273,795
                                                                   ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
Demand-- non-interest-bearing ..................................   $ 32,885        $ 32,611
Demand-- interest-bearing ......................................      8,587          10,181
Money market and savings .......................................     26,341          27,240
Time ...........................................................    152,014         150,800
Time over $100,000 .............................................     28,574          29,227
                                                                   --------        --------
    Total Deposits .............................................    248,401         250,059

Other borrowed funds/Subordinated debt .........................     85,912               0
Accrued expenses and other liabilities .........................      6,527           5,365
                                                                   --------        --------
Total Liabilities ..............................................    340,840         255,424
                                                                   --------        --------
Commitments and contingencies (Note 10)


SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share; 20,000,000
  shares authorized; shares issued and outstanding
  5,515,571 and 4,101,010 as of December 31, 1997
  and 1996 respectively ........................................         55              41
Additional paid in capital .....................................     26,364          13,680
Retained earnings ..............................................      8,198           4,647
Unrealized gain on securities available for sale, net of taxes .          5               3
                                                                   --------        --------
Total Shareholders' Equity .....................................     34,622          18,371
                                                                   --------        --------
Total Liabilities and Shareholders' Equity .....................   $375,462        $273,795
                                                                   ========        ========


                    (See notes to consolidated financial statements)


                            CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (dollars in thousands, except for per share data)

                                                             1997          1996         1995

Interest income:
    Interest and fees on loans ........................    $16,869       $12,007       $7,710
    Interest on federal funds sold ....................        304         1,346          176
    Interest on deposits in banks .....................          0            20            0
    Interest on investments ...........................      6,360         3,739        2,016
                                                           -------       -------       ------
                                                            23,533        17,112        9,902
                                                           -------       -------       ------

Interest expense:
    Demand-- interest-bearing .........................        211           140           33
    Money market and savings ..........................        982           674          516
    Time ..............................................      8,708         7,069        4,485
    Time over $100,000 ................................      1,641         1,594          519
    Other borrowed funds/Subordinated debt ............      1,370           238          338
                                                           -------       -------       ------
                                                            12,912         9,715        5,891
                                                           -------       -------       ------


Net interest income ...................................     10,621         7,397        4,011
Provision for loan losses .............................        320           155          223
                                                           -------       -------       ------
Net interest income after provision for loan losses ...     10,301         7,242        3,788
                                                           -------       -------       ------

Non-interest income:
    Service fees ......................................        220           170          155
    Tax Refund Program revenue ........................      2,237         2,080            0
    Other income ......................................        168           155            0
                                                           -------       -------       ------
                                                             2,625         2,405          155
                                                           -------       -------       ------

Non-interest expenses:
    Salaries and employee benefits ....................      4,081         2,872        1,592
    Occupancy expenses ................................        702           696          470
    Equipment .........................................        513           205           94
    Professional fees .................................        503           282          327
    Other operating expenses ..........................      1,993         1,526          566
                                                           -------       -------       ------
                                                             7,792         5,581        3,049
                                                           -------       -------       ------
Income before income taxes ............................      5,134         4,066          894
Provision  for income taxes ...........................      1,583         1,353          291
                                                           -------       -------       ------
Net income ............................................    $ 3,551       $ 2,713        $ 603
                                                           =======       =======       ======

Earnings per share:
    Basic .............................................      $0.83         $0.82        $0.26
                                                           -------       -------       ------
    Diluted ...........................................      $0.76         $0.77        $0.24
                                                           -------       -------       ------


                    (See notes to consolidated financial statements)

                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND
                           1995 (dollars in thousands)

                                                                                1997              1996              1995
Cash flows from operating activities:
    Net income ......................................................        $   3,551         $   2,713         $     603
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Provision for possible loan losses ...........................              320               155               223
       Depreciation and amortization ................................              285                62                89
       Amortization of securities ...................................              140               131                57
       Realized gain on sale of real estate owned ...................                0               (18)                0
       Decrease (increase) in accrued income and other assets .......             (762)              824              (697)
       Increase (decrease) in accrued expenses and other  liabilities            1,160               693             1,354
                                                                             ---------         ---------         ---------
       Net cash provided by operating activities ....................            4,694             4,560             1,629
                                                                             ---------         ---------         ---------

 Cash flows from investing activities:
    Acquisition of ExecuFirst Bancorp, Inc. .........................                0            11,952                 0
    Purchase of securities:
       Available for sale ...........................................                0            (1,000)           (4,022)
       Held to maturity .............................................         (101,385)          (24,650)           (6,330)
    Proceeds from maturities and calls of securities:
       Available for sale ...........................................                0             1,500                 0
       Held to maturity .............................................           14,334             5,500                 0
    Principal collected on MBS's and CMO's:
       Available for sale ...........................................            2,950               691                 0
       Held to maturity .............................................           16,619             6,517               180
    Net increase in loans ...........................................          (40,860)          (11,927)          (14,043)
    Net increase in deferred fees ...................................              307               (10)                0
    Net proceeds (investment from acquisition of ) from sale
      (purchase) of real estate owned ...............................           (1,093)               86                 0
    Premises and equipment expenditures .............................           (2,108)             (556)             (401)
                                                                             ---------         ---------         ---------
    Net cash used in investing activities ...........................         (111,236)          (11,897)          (24,616)
                                                                             ---------         ---------         ---------

Cash flows from financing activities:
       Net proceeds from exercise of stock options ..................              105                 0                 0
       Net Proceeds from stock offering .............................           12,593                 0                 0
    Net increase (decrease) in demand and money market ..............           (1,799)            7,628             5,570
    Net increase in time deposits ...................................              561            14,749            22,888
    Redemption of subordinated debt .................................                0            (3,400)                0
    Net increase (decrease) in borrowed funds .......................           85,912                 0            (5,583)
                                                                             ---------         ---------         ---------
    Net cash provided by financing activities .......................           97,372            18,977            22,875
                                                                             ---------         ---------         ---------

Increase (decrease) in cash and cash equivalents ....................           (9,170)           11,640              (112)
                                                                             ---------         ---------         ---------

Cash and cash equivalents, beginning of period ......................           15,496             3,856             3,968
Cash and cash equivalents, end of period ............................            6,326         $  15,496         $   3,856
Supplemental disclosures:
    Interest paid ...................................................        $  12,393         $   8,409         $   4,571
    Income taxes paid ...............................................        $   1,183         $   1,105         $     290
Non-cash investing and financing activities:
    Acquisition of ExecuFirst Bancorp, Inc.:
       FMV of assets acquired .......................................        $       0         $(108,415)        $       0
       FMV of liabilities assumed ...................................                0           113,315                 0
       Stock issued .................................................                0             7,052                 0
                                                                             ---------         ---------         ---------
       Total cash received, net of merger related costs .............                0         $  11,952         $       0
                                                                             ---------         ---------         ---------
    Net non-cash transfers from loans to real estate owned ..........        $     839         $      68         $      70

                    (See notes to consolidated financial statements)

                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND
                           1995 (dollars in thousands)

                                                                                                      UNREALIZED
                                                                                                         GAIN
                                                                        ADDITIONAL                   ON SECURITIES         TOTAL
                                                          COMMON         PAID IN        RETAINED       AVAILABLE       SHAREHOLDERS'
                                                          STOCK          CAPITAL        EARNINGS        FOR SALE          EQUITY

Balance December 31, 1994 ......................        $     26        $  6,643        $  1,331        $      0         $  8,000

Net income for the year ........................               0               0             603               0              603

Unrealized gain on securities available for sale               0               0               0              19               19
                                                        --------        --------        --------        --------         --------

Balance December 31, 1995 ......................              26           6,643           1,934              19            8,622

Acquisition of Execufirst Bancorp, Inc. ........              15           7,037               0               0            7,052

Net income for the year ........................               0               0           2,713               0            2,713

Change in unrealized gain
  on securities available for sale .............               0               0               0             (16)             (16)
                                                        --------        --------        --------        --------         --------

Balance December 31, 1996 ......................              41          13,680           4,647               3           18,371
                                                        --------        --------        --------        --------         --------

Options exercised ..............................               0             106               0               0              106

Change in securities available for sale ........               0               0               0               2                2

Net income for the year ........................               0               0           3,551               0            3,551

Sale of common stock ...........................              14          12,578               0               0           12,592
                                                        --------        --------        --------        --------         --------

Balance December 31, 1997 ......................        $     55        $ 26,364        $  8,198        $      5         $ 34,622
                                                        ========        ========        ========        ========         ========

                    (See notes to consolidated financial statements)

                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION:

       Republic First Bancorp, Inc. (formerly known as "Republic Bancorporation") is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

       On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock, for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock, (the "Merger"). Effective upon the Merger, ExecuFirst changed its name to First Republic Bancorp, Inc. (the "Company"). Upon completion of the Merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. Therefore, the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, and the Consolidated Statements of Changes in Shareholders' Equity for 1995 are those of Republic only, and may not be comparable to subsequent periods. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the Merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the Merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

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

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                       YEAR ENDED DECEMBER 31,
                                                         1996         1995
              Net interest income                       $9,337       $9,404

              Net income                                $2,954       $1,454

              Basic earnings per share                   $0.89        $0.63
              Diluted earnings per share                 $0.84        $0.59

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiary, First Republic Bank ("the Bank"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

       Additionally, the Company derives fee income from the Bank's participation in a program (the "Tax Refund Program") which indirectly funds consumer loans collateralized by federal income tax refunds. Approximately $2.2 million in gross revenues were collected on these loans during 1997. The Company is participating in the program again in 1998, however, tax code changes, banking regulations, as well as business decisions by the parties involved in the program may affect future participation in the program.

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

       Significant estimates are made by management in determining the allowance for loan losses, deferred tax asset and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term. The level of future earnings could significantly effect the realization of the Company's deferred tax asset in future periods. However, management expects that the Company will have sufficient future earnings to realize the deferred tax asset, therefore, no valuation allowance exists at December 31, 1997.

    CASH AND CASH EQUIVALENTS:

       For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which included December 31, 1997 and 1996 were $850,000 and $798,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

    INVESTMENT SECURITIES:

       Debt and equity securities are classified in one of three categories, as applicable, and to be accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains or losses on the sale of securities during 1997, 1996 or 1995. Additionally, the Bank does not have any trading securities.

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

    LOANS:

       Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. The amortization of deferred loan fees and costs are accounted for by a method which approximates level yield. Any unamortized fees or costs associated with loans which paydown in full are immediately recognized in the Company's operations. Income is accrued on the principal amount outstanding.

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

    ALLOWANCE FOR LOAN LOSSES:

       The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

       The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay.

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

    REAL ESTATE OWNED:

       Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration on value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for those periods presented.

    INCOME TAXES:

       Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is probable that some portion or all of the deferred tax assets will not be realized.

    EARNINGS PER SHARE:

       Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents consist of dilutive stock options granted through the company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. There are no anti-dilutive common stock equivalents at December 31, 1997.

                                           1997           1996           1995
Net income for year ended
  (numerator, both calculations) ......  $3,551,000     $2,713,000     $603,000
                                         ==========     ==========     ========

                                                      PER                 PER                  PER
                                         SHARES      SHARE     SHARES    SHARE      SHARES    SHARE
Weighted average shares outstanding
   for period ........................  4,293,531            3,318,827           2,310,352
Basic EPS ............................              $ 0.83               $ 0.82               $ 0.26
Add common stock equivalents (CSE)
  representing diluted stock options..    355,249              200,091             174,279
Effect on basic EPS of  CSE ..........              $(0.07)              $(0.05)              $(0.02)
Equals total weighted  average shares
  and CSE (diluted) ..................  4,648,780            3,518,918           2,484,631
Diluted EPS ..........................              $ 0.76               $ 0.77               $ 0.24


RECLASSIFICATIONS:

       Certain items in the 1996 and 1995 financial statements and accompanying notes have been reclassified to conform to the 1997 presentation format. There was no effect to net income for the periods presented herein as a result of reclassifications.

       The Company paid a six for five stock split on April 15, 1997, effected in the form of a 20% stock dividend. All relevant financial data herein has been retroactively adjusted for this stock split.

REGULATORY MATTERS:

    Regulatory Restrictions on Dividends:

       Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $6.9 million of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration.

       State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company.

       Other regulatory requirements and policies may also affect the payment of dividends to the Company by the Bank. If, in the opinion of the FRB, the Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that the Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

RECENT ACCOUNTING PRONOUNCEMENTS:

    Transfers  and  Servicing  of  Financial  Assets  and   Extinguishments   of
Liabilities

       In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). This statement supersedes and amends certain existing standards by providing consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. Under Statement No. 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement No. 125 is required to be effective for transactions occurring after December 31, 1996 and is to be applied prospectively. The adoption of Statement No. 125 was not material to the results of operations, financial condition or stockholders' equity.

    Earnings Per Share

       In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share" ("Statement No. 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. The Company adopted Statement No. 128 effective December 31, 1997. All prior period earnings per share presentations have been restated to conform to this pronouncement.

    Comprehensive Income

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

    Operating Segment Disclosure

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The impact, if any, of this Statement on the Company would be to require additional disclosures in the Company's financial statements.

    Employers' Disclosures about Pension and Other Postretirement Benefits

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132") which amends the disclosure requirements of Statements Nos. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), 88, "Employers' Accounting for "Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" ("Statement No. 88"), and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 132 is
applicable to all entities. This Statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements Nos. 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. Management expects that upon adoption of this statement, the Company will require additional disclosures in their financial statements.


3.   INVESTMENT SECURITIES:

       Investment securities available for sale as of December 31, 1997 are as follows:

                                                               GROSS        GROSS      ESTIMATED
                                                            UNREALIZED    UNREALIZED     FAIR
                                          AMORTIZED COST       GAINS        LOSSES       VALUE
     U.S. Government Agencies ........       $2,943,000       $7,000          $0      $2,950,000
                                             ----------       ------          --      ----------
          Total ......................       $2,943,000       $7,000          $0      $2,950,000
                                             ----------       ------          --      ----------

       Investment securities held to maturity as of December 31, 1997 are as follows:

                                                                GROSS         GROSS      ESTIMATED
                                                              UNREALIZED   UNREALIZED      FAIR
                                           AMORTIZED COST       GAINS        LOSSES        VALUE
     CMOs and Mortgage Backed Securities    $ 83,028,000     $ 713,000     $(218,000) $ 83,523,000
     U.S. Government Agencies                 56,331,000       383,000             0    56,714,000
     Other Investment Securities               5,671,000             0             0     5,671,000
                                            ------------    ----------     ---------  ------------
          Total                             $145,030,000    $1,096,000     $(218,000) $145,908,000
                                            ------------    ----------     ---------  ------------

       Investment securities available for sale as of December 31, 1996 are as follows:

                                                               GROSS       GROSS       ESTIMATED
                                                            UNREALIZED   UNREALIZED      FAIR
                                            AMORTIZED COST     GAINS       LOSSES        VALUE
     U.S. Treasuries .....................    $ 998,000      $ 3,000           $ 0    $1,001,000
     U.S. Government Agencies ............    4,128,000        8,000       (5,000)     4,131,000
     CMOs and Mortgage Backed Securities .      770,000            0       (2,000)       768,000
                                             ----------      -------      -------     ----------
          Total ..........................   $5,896,000      $11,000      $(7,000)    $5,900,000
                                             ----------      -------      -------     ----------

       Investment securities held to maturity as of December 31, 1996 are as follows:

                                                                GROSS       GROSS      ESTIMATED
                                                              UNREALIZED  UNREALIZED     FAIR
                                            AMORTIZED COST      GAINS       LOSSES       VALUE
     U.S. Government Agencies ............   $49,214,000      $661,000   $(293,000)  $49,582,000
     CMOs and Mortgage Backed Securities .    23,682,000        14,000    (129,000)   23,567,000
     Other Investment Securities .........     2,158,000             0           0     2,158,000
                                             -----------      --------   ---------   -----------
          Total ..........................   $75,054,000      $675,000   $(422,000)  $75,307,000
                                             -----------      --------   ---------   -----------

       The Company held an investment in stock of the Federal Reserve Bank in accordance with regulatory requirements, with a carrying value of $409,000 and $521,000 as of December 31, 1997 and 1996, respectively, which are included in Other Investment Securities. Also included in Other Investment Securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $4.1 million and $318,000 at December 31, 1997 and 1996, respectively. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 1997 are as follows:

                                              AVAILABLE FOR SALE              HELD TO MATURITY
                                                              GROSS        GROSS       ESTIMATED
                                                           UNREALIZED    UNREALIZED      FAIR
                                           AMORTIZED COST     GAINS        LOSSES        VALUE
     Due in 1 year or less ...............          $ 0          $ 0          $ 250        $ 250
     After 1 year to 5 years .............            0            0     20,998,000   21,019,000
     After 5 years to 10 years ...........    2,080,000    2,087,000     41,548,000   41,603,000
     After 10 years or no maturity .......      863,000      863,000     82,234,000   83,036,000
                                             ----------   ----------   ------------ ------------
             Total .......................   $2,943,000   $2,950,000   $145,030,000 $145,908,000
                                             ==========   ==========   ============ ============

       Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations (CMOs) are shown separately due to the amortization and prepayment of principal accruing throughout the life of these instruments.

       At  December  31,   1997,   investment   securities   in  the  amount  of
approximately $6.75 million were pledged as collateral for public deposits and certain other deposits as required by law.


4.   LOANS RECEIVABLE:

       Loans receivable at December 31, consist of the following:

                                                      1997                1996
       Commercial and industrial .........       $ 42,519,000      $ 45,007,000
       Real estate-- commercial ..........         87,701,000        62,016,000
       Real estate-- residential .........         78,366,000        61,240,000
       Consumer and other ................          3,441,000         3,831,000
                                                 ------------      ------------
                                                  212,027,000       172,094,000

       Less allowance for loan losses ....         (2,028,000)       (2,092,000)
                                                 ------------      ------------
       Total loans receivable, net .......       $209,999,000      $170,002,000
                                                 ------------      ------------

       The recorded investment in loans for which impairment has been recognized totaled $1,800,000 and $1,892,000, at December 31, 1997 and 1996 respectively, of which $764,000 and $845,000 respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1997, 1996 and 1995 were $1,152,000, $1,047,000 and $516,000, respectively. For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans was approximately $1,809,000, $1,573,000, and $452,000 respectively. The Bank did not recognize any interest on impaired loans in 1997 or 1995. During 1996, the Bank recognized interest income of $60,000 on impaired loans.

       The   following   summary   shows  the  impact  on  interest   income  of
nonperforming loans for the periods indicated:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                    1997        1996        1995      1994         1993
Interest income that would have been recorded
   had the loans been in accordance
   with their original terms ...................  $279,000    $135,000    $48,000    $26,000     $12,000
Interest income included in net income .........       $ 0     $60,000        $ 0    $75,000         $ 0

       As of December 31, 1997, 1996 and 1995, there were loans of approximately $1,800,000, $1,892,000 and $526,000, respectively, which were nonperforming. If these loans were performing under their original contractual rate, interest income on such loans would have approximated $279,000, $135,000 and $48,000 for 1997, 1996 and 1995, respectively. Interest income that would have been earned on non-accrual loans increased from $135,000 for the year ended December 31, 1996 to $279,000 for the year ended December 31, 1997 as interest on the non-accrual loans acquired, as a result of the Merger would not have calculated for this purpose, until after the merger date of June 7, 1996.

       The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate and professional services. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties.

       Included in loans are loans due from directors and other related parties of $5,320,000 and $5,226,000 at December 31, 1997 and 1996, respectively. All loans made to directors and other related parties have substantially the same terms and interest rates as other Bank borrowers. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 1997.

                                                                    1997
         Balance at beginning of year ......................     $5,226,000
              Additions ....................................      1,260,000
              Repayments ...................................     (1,166,000)
                                                                 ----------
              Balance at end of year .......................     $5,320,000
                                                                 ==========

5.   ALLOWANCE FOR LOAN LOSSES:

       Changes in the allowance for loan losses for the years ended December 31, is as follows:

                                                             1997            1996          1995
        Balance at beginning of year ..................   $2,092,000     $ 680,000     $ 650,000
           Charge-offs ................................     (481,000)     (391,000)     (212,000)
           Recoveries .................................       97,000       120,000        19,000
           Acquisition of ExecuFirst ..................            0     1,528,000             0
           Provision for loan losses ..................      320,000       155,000       223,000
                                                          ----------    ----------     ---------
        Balance at end of year ........................   $2,028,000    $2,092,000     $ 680,000
                                                          ==========    ==========     =========

6.   PREMISES AND EQUIPMENT:

       A summary of premises and equipment is as follows:

                                                         1997            1996
        Furniture and equipment ................    $ 2,119,000      $1,122,000
        Bank building ..........................        883,000               0
        Leasehold improvements .................        632,000         404,000
                                                    -----------      ----------
                                                      3,634,000       1,526,000
        Less accumulated depreciation ..........     (1,100,000)       (815,000)
                                                    -----------      ----------
        Net premises and equipment .............    $ 2,534,000       $ 711,000
                                                    -----------      ----------

       Depreciation expense on premises and equipment amounted to $285,000, $166,000 and $89,000 in 1997, 1996 and 1995, respectively.

       The range of depreciable lives for Leasehold Improvements is five to ten years. The depreciable lives of the Bank building and furniture/equipment is forty years and five to seven years respectively.

       The Company has entered into non-cancelable lease agreements for its operations center and four branch facilities, expiring through July 31, 2007. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

                         YEAR ENDED                          AMOUNT
                            1998 ......................   $1,058,000
                            1999 ......................    1,000,000
                            2000 ......................      771,000
                            2001 ......................      544,000
                            2002 and beyond ...........      540,000
                                                          ----------
                            Total .....................   $3,913,000
                                                          ----------

       The Company incurred rent expense of $667,000, $613,000 and $427,000 in 1997, 1996 and 1995, respectively.


7.   OTHER BORROWED FUNDS/SUBORDINATED DEBT:

       The Company has two lines of credit totaling $7.0 million available for the purchase of federal funds from corresponding banks. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $ 129.0 million. This maximum borrowing capacity is subject to change on a quarterly basis. As of December 31, 1997 and 1996, there were $85.9 million and $0, respectively, outstanding of fixed rate borrowings on these lines of credit. The contractual maturity of the borrowings through Federal Home Loan Bank range from overnight to five years. With a portion of these borrowings, the Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate. When the borrowing level exceeds 75% of the maximum borrowing capacity on the Federal Home Loan Bank line of credit, the Company is required to deliver as collateral, securities in the amount of borrowings which exceed 75% of the line.

       At December 31, 1997, the Company had $85.9 million of outstanding borrowed funds at the Federal Home Loan Bank, $60.0 million of which were term funds and $25.9 million of which were overnight borrowed funds. The weighted average cost of the term borrowed funds was 5.74% at December 31, 1997. All term funds are due within five years.

       In 1994, the Bank issued $3,400,000 of subordinated debentures due in 2001 in a private placement with a broker. Interest on the debt accrued from their date of issuance and was paid semiannually at the annual rate of 8.15%. During the fourth quarter of 1996, all of the outstanding subordinated debt was redeemed at par value.

8.   DEPOSITS

       The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of December 31, 1997, 1996, and 1995.

                                                                       AT DECEMBER 31,
                                                               1997          1996          1995
                                                               CERTIFICATES OF $100,000 OR MORE
                                                                    (DOLLARS IN THOUSANDS)
     Maturing in:
       Three months or less ...............................  $ 9,896       $10,654       $ 1,700
       Over three months through six months ...............    8,726         4,381           983
       Over six months through twelve months ..............    7,233         6,120         1,358
       Over twelve months .................................    2,719         8,072         4,029
                                                             -------       -------       -------
          Total ...........................................  $28,574       $29,227       $ 8,070
                                                             =======       =======       =======

       The following is a breakdown, by contractual maturities of the Company's time deposits for the years 1998 through 2001.

                              1998      1999     2000    2001    2001    TOTAL
     Time deposits
     (In thousands)         $128,963  $31,218  $17,112  $2,811   $484  $180,588
                            --------  -------  -------  ------   ----  --------

9.   INCOME TAXES:

       The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 1997, 1996 and 1995.

                                                              1997           1996           1995
     Tax provision computed at statutory rate ............  $1,745,000   $1,383,000      $304,000
     State income taxes net of federal tax benefit .......           0      108,000             0
     Amortization of negative goodwill ...................    (103,000)    (170,000)            0
     Other ...............................................     (59,000)      32,000       (13,000)
                                                            ----------   ----------      --------
             Total provision for income taxes ............  $1,583,000   $1,353,000      $291,000
                                                            ==========   ==========      ========

       The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 1997 and 1996 are as follows:

                                                      1997                1996
       Allowance for loan losses ...............   $ 380,000          $ 320,000
       Net operating loss carryforward .........     433,000            503,000
       Deferred compensation ...................     356,000            199,000
       Depreciation ............................     151,000            164,000
       Real estate owned .......................      52,000             46,000
       Other ...................................      83,000            142,000
                                                  ----------          ---------
       Deferred tax asset ......................   1,455,000          1,374,000
                                                  ----------          ---------

       Negative goodwill allocated to
          deferred tax asset, net of
          amortization .........................    (412,000)          (515,000)
                                                  ----------          ---------
       Adjusted deferred tax assets ............  $1,043,000          $ 859,000
                                                  ----------          ---------

       Deferred tax liabilities:
          Unrealized gain on securities
             available for sale ................      (2,000)            (1,000)
          Deferred loan costs ..................    (178,000)                 0
          Prepaid expenses .....................     (95,000)                 0
          Joint venture ........................    (205,000)                 0
                                                  ----------          ---------
       Deferred tax liabilities ................    (480,000)            (1,000)
                                                  ----------          ---------
       Net deferred tax asset ..................   $ 563,000          $ 858,000
                                                  ==========          =========

       As discussed in Note 1 of the consolidated financial statements, the reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 1997 and 1996, the negative goodwill allocated to the deferred tax assets was amortized by $103,000 and $170,000, respectively, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill is being recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.

       At December 31, 1997, the Company has available approximately $1,275,000 of net operating loss carryforwards available for income tax reporting purposes which expire from 2004 through 2009.

       Based upon the Company's current and historical tax history and the anticipated level of future taxable income, management believes the existing net deferred tax asset will, more likely than not, be realized based on future taxable income.

       The following represents the components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                      1997           1996            1995
     Current provision
        Federal ..................................  $1,289,000    $ 950,000      $370,000
        State ....................................           0      163,000             0
     Deferred provision-- Federal ................     294,000      240,000       (79,000)
                                                    ----------   ----------      --------
            Total provision for income taxes .....  $1,583,000   $1,353,000      $291,000
                                                    ----------   ----------      --------

10.  DIRECTORS AND OFFICERS ANNUITY PLAN:

       The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of the Bank's Directors and certain officers, ranging from $15,000 to $25,000 per year for ten years. After five years of service, the Director or officer shall be 50% vested in his accrued benefit. For each additional year of service over five years, the Director or officer will be vested an additional 10% per year until he is 100% vested. The accrued benefits under the plan at December 31, 1997, 1996 and 1995 totaled $287,000, $224,000 and $146,000, respectively. The expense for the years ended December 31, 1997, 1996 and 1995 was $63,000, $72,000 and $56,000, respectively.
The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1,328,000, $1,277,000 and $1,181,000 at December 31, 1997,
1996 and 1995, respectively, which is included in accrued interest and other assets.

11.  COMMITMENTS AND CONTINGENCIES:

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

       Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $17.3 million and $28.5 million and standby letters of credit of approximately $453,000 and $1,129,000 at December 31, 1997 and 1996, respectively. Of the $17.4 million commitments to extend credit at December 31, 1997, $16.9 million were variable rate and $387,000 were fixed rate commitments.

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

       The Company has entered into an employment agreement with the President, Chief Operating Officer and Chief Lending Officer and Chief Financial Officer of the subsidiary Bank, which provides for the payment of base salary and certain benefits through the year 1998. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 1997 is approximately $525,000.

       The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Bank believes that it has a valid defense to this claim. In addition, one of these loans in the amount of $612,000, was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages. The Bank believes its actions were proper, that the lien is enforceable as a first lien, and it intends to vigorously defend these claims and, to the extent necessary, seek recourse from other parties who may have participated in this allegedly fraudulent scheme.

       The Bank participates in a partially self-insured health insurance plan (the "Plan"), for which employees of the Bank receive medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 1997, the Bank paid claims under the Plan of $158,000.

12.  SHAREHOLDERS' EQUITY/REGULATORY CAPITAL:

       During the fourth quarter of 1997, the Company sold 1,150,000 shares of common stock in a secondary offering. The price per share was $12.00, and the net proceeds to the Company after commissions and costs were approximately $12.6 million.

       In accordance with the Pennsylvania Banking Code, cash dividends by the Bank may be declared and only paid out of accumulated net earnings, as defined by the Code. At December 31, 1997, there were no dividends declared or paid.

       Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $6.9 million of dividends in 1997 plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration.

       State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends to the Company. Federal banking agencies impose three minimum capital requirements on the Company's risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure;
liquidity, funding and market risks; quality and level or earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

       The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items ) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%. At December 31, 1997, the aforementioned ratios are as follows:

       The following table presents the Bank's capital regulatory ratios at December 31, 1997 and 1996:

                                                                                TO BE WELL
                                                                             CAPITALIZED UNDER
                                                         FOR CAPITAL           FRB CAPITAL
                                   ACTUAL            ADEQUACY PURPOSES          GUIDELINES
(DOLLARS IN THOUSANDS)        AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT        RATIO
AS OF DECEMBER 31, 1997:
Total  risk based capital...  $36,395     16.33%    $17,830      8.00%     $22,289       10.00%
Tier I capital..............   34,367     15.42       8,915      4.00       13,372        6.00
Tier I (leveraged) capital..   34,367     10.53      16,312      5.00       16,312        5.00

AS OF DECEMBER 31, 1996:
Total  risk based capital...  $20,126     10.08%    $14,306      8.00%     $17,883       10.00%
Tier I capital..............   18,034     11.25       7,153      4.00       10,730        6.00
Tier I (leveraged) capital..   18,034      6.65      13,550      5.00       13,550        5.00

13.   RETIREMENT PLAN:

       The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year, commencing for a ten-year period upon retirement or death. A life insurance contract has been purchased to insure against all or a portion of the payments which may be required prior to the anticipated retirement date of the officer.

       The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Bank, limited to 3%. The total expense relating to the plan was $74,000 and $47,000 in 1997 and 1996, respectively.


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

       At December 31, 1997, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                            DECEMBER 31, 1997             DECEMBER 31, 1996
                                          CARRYING        FAIR          CARRYING         FAIR
                                           AMOUNT         VALUE          AMOUNT          VALUE
Balance Sheet Data:

    Financial Assets:
       Cash and cash equivalents        $ 6,326,000    $ 6,326,000   $ 15,496,000   $ 15,496,000
       Securities available for sale      2,950,000      2,950,000      5,900,000      5,900,000
       Securities held to maturity      145,030,000   145,908 ,000     75,054,000     75,307,000
       Loans receivable, net            209,999,000    211,524,000    170,002,000    170,513,000
       Accrued  interest receivable       2,654,000      2,654,000      2,171,000      2,171,000

    Financial Liabilities:
       Deposits:
       Demand, savings, and
          money market                  $68,233,000   $ 68,233,000   $ 70,032,000   $ 70,032,000
       Time                             180,588,000    182,140,000    180,027,000    181,167,000
       Accrued interest payable           4,402,000      4,402,000      3,802,000      3,802,000

                                            DECEMBER 31, 1997             DECEMBER 31, 1996
                                          NOTIONAL        FAIR          NOTIONAL         FAIR
                                           AMOUNT         VALUE          AMOUNT          VALUE

Off Balance Sheet:

    Commitments to extend credit        $17,300,000      $ 173,000    $28,500,000       $285,000
    Letters of Credit                       453,000          4,000      1,129,000         11,000

       The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements.

15.  PARENT COMPANY FINANCIAL INFORMATION

       The following financial statements for Republic First Bancorp, Inc. (formally known as Republic Bancorporation) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                          (dollar amounts in thousands)

                                                                      1997            1996

ASSETS:
Cash .....................................................        $  8,434        $     84
Investment in subsidiary, at equity ......................          26,188          18,287
                                                                  --------        --------
Total Assets .............................................        $ 34,622        $ 18,371
                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Total Liabilities ........................................        $      0        $      0

SHAREHOLDERS' EQUITY:
Common stock .............................................              55              41
Additional paid in capital ...............................          26,364          13,680
Retained earnings ........................................           8,198           4,647
Unrealized gain on securities available for sale,
     net of deferred tax .................................               5               3
                                                                  --------        --------
 Total Shareholders' Equity ..............................          34,622          18,371
                                                                  --------        --------
Total Liabilities and Shareholders' Equity ...............        $ 34,622        $ 18,371
                                                                  ========        ========



            STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                         (dollar amounts in thousands)

                                                                      1997            1996

Income ...................................................        $     44        $      0
Expenses .................................................               0               0
Equity in undistributed income of  subsidiary ............           3,507           2,713
                                                                  --------        --------

Net income ...............................................           3,551           2,713
Shareholders' equity, beginning of year ..................          18,371           8,622
Exercise of stock options ................................             106               0
Proceeds from stock offering .............................          12,592               0
Change in unrealized gain on securities available for sale               2             (16)
Acquisition of ExecuFirst Bancorp, Inc. ..................               0           7,052
                                                                  --------        --------
Shareholders' equity, end of year ........................        $ 34,622        $ 18,371
                                                                  --------        --------

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                          (dollar amounts in thousands)

                                                               1997             1996
Cash flows from operating activities:

Net income ........................................        $  3,551         $  2,713

    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Equity in undistributed income of  subsidiary .          (3,507)          (2,713)
                                                           --------         --------
Net cash provided by operating activities .........              44                0
                                                           --------         --------

Cash flows from investing activities:
    Purchase of  subsidiary common stock ..........          (4,392)              84
                                                           --------         --------
Net cash provided by investing activities .........          (4,392)              84
                                                           --------         --------

Cash from financing activities:
    Exercise of stock options .....................             106                0
    Proceeds from stock issuance ..................          12,592                0
Net cash provided by financing activities
Increase in cash ..................................           8,350               84

Cash, beginning of period .........................              84                0
                                                           --------         --------

Cash, end of period ...............................        $  8,434         $     84
                                                           ========         ========

16.  STOCK OPTIONS

       The Company maintains a Stock Option Plan (the "Plan") under which the Company grants options to its employees and directors. Under the terms of the plan, 500,000 shares of common stock are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Any option granted vests within one year and has a maximum term of ten years. All options are granted upon approval of the Stock Option Committee of the Board of Directors, consisting of three "disinterested members" (as defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended). Stock Options are issued to promote the interests of the Company by providing incentives to (i) designated officers and other employees of the Company or a Subsidiary Corporation (as defined herein), (ii) non-employee members of the Company's Board of Directors and (iii) independent contractors and consultants who may perform services for the Company. As of December 31, 1997, there were no options granted under the plan for independent contractors.

       Prior to the merger of Republic Bancorporation and ExecuFirst Bancorp, Inc., various grants of stock options were issued pursuant to the then existing plans of each Corporation.

       In addition to the shares reserved under the Plan, 122,427 options were granted outside of the Plan to a director of the Company, as a result of the merger between Republic Bancorporation and ExecuFirst Bancorp, Inc. These options have a grant date of June 7, 1996. The options will vest within one year of the grant date, and will expire on June 7, 2006.

       Shares outstanding under option and option price per share have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock. These options and option prices have also been restated as a result of two separate six for five stock splits effected in the form of 20% stock dividends. These dividends were paid on April 15, 1997 and March 27, 1998. Changes in total shares are as follows:

DECEMBER 31, 1997:                                                                        WEIGHTED
                                                                                          AVERAGE
                                                                          WEIGHTED       REMAINING
                                                          RANGE OF         AVERAGE      CONTRACTUAL
                                            SHARES     EXERCISE PRICES  EXERCISE PRICE  LIFE (YEARS)
     Outstanding at beginning of year....   451,835    $2.15 to $2.92      $2.75          5.3
                                            216,135     3.30 to 4.95        4.08          6.0
                                            141,120         5.34            5.34          8.8

     Granted during year.................         0          N/A             N/A

     Exercised during year...............    34,560     2.78 to 3.30        3.04

     Forfeited during year...............         0          N/A             N/A

------------------------------------------------------------------------------------------------------
     Outstanding at end of year..........   774,530     $2.15 to $5.34     $3.45

     Options exercisible at end of year..   774,530     $2.15 to $5.34     $3.45

DECEMBER 31, 1996:                                                                        WEIGHTED
                                                                                          AVERAGE
                                                                          WEIGHTED       REMAINING
                                                          RANGE OF         AVERAGE      CONTRACTUAL
                                            SHARES     EXERCISE PRICES  EXERCISE PRICE  LIFE (YEARS)
     Outstanding at beginning of year....   410,075    $2.15 to $2.92      $2.75          6.3
                                             41,868     3.30 to 3.44        3.44          2.4

     Granted during year:................   141,120         5.34            5.34         9.8
                                            122,427         4.42            4.42         9.4

     Acquisition of Execufirst...........    76,319     2.78 to 3.46        3.21          4.9
                                             17,280         4.26            4.26          2.0

     Exercised during year...............         0          N/A             N/A          N/A

     Forfeited during year...............         0          N/A             N/A          N/A

------------------------------------------------------------------------------------------------------
     Outstanding at end of year..........   809,089     $2.15 to $5.34     $3.45

     Options exercisible at end of year..   545,542     $2.15 to $4.26


       The proforma compensation expense is based upon the fair value of the options at grant date, reduced by the Company's statutory tax rate of 34%. The weighted average fair value price of the options granted in 1996 was $2.35.

       There were no options granted or exercised during and 1995.

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), "Accounting for Stock Based Compensation", but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations in accounting for its Plan". Accordingly, no compensation has been recognized for options granted under the Plan. If the Company had elected to recognize compensation based on the fair value at the grant dates for awards under its Plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                  YEAR ENDED DECEMBER 31, 1997     YEAR ENDED DECEMBER 31, 1996
                                   AS REPORTED     PRO FORMA        AS REPORTED    PRO FORMA
     Net income...................  $3,551,000    $3,282,000        $2,713,000    $2,119,000
     Basic earnings per share.....     $0.83         $0.76             $0.82         $0.64
     Diluted earnings per share...     $0.76         $0.71             $0.77         $0.60


     The fair value of each option granted (including the converted options under the Republic Bancorporation and ExecuFirst Bancorp, Inc. plans) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 1996; dividend yield of 0%, expected volatility 35%, risk-free interest rate of 6.6% and an expected life of 6.3 years. There were no options granted in 1995 under the previous existing plans of Republic Bancorporation and ExecuFirst Bancorp, Inc. There were also no options granted in 1997.

17.  SUBSEQUENT EVENTS

     On February 19, 1998, the Company announced that its Board of Directors approved a six for five stock split effected in the form of a 20% stock dividend for shareholders of record as of March 2, 1998 to be distributed on March 27, 1998. The stock split will represent an increase in outstanding shares of approximately 919,000, bringing the total outstanding shares to approximately
5.5 million. All relevant financial data herein has been retroactively adjusted for this stock split.