Form 10KSB/A
period 1996-12-31
REPUBLIC FIRST BANCORP INC
filed 1998-05-14
CIK 834285

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $23,867,490 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on January 31, 1997.

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

                                        FIRST REPUBLIC BANCORP, INC.


Date      May 14, 1998                  By: /s/Rolf Stensrud
                                            Rolf Stensrud
                                            Executive Vice President
                                            Chief Operating Officer

Date      May 14, 1998                  By: /s/ George S. Rapp
                                            George S. Rapp, Executive Vice
                                            President and Chief Financial
                                            Officer



         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date  May 14, 1998       /s/William Batoff             /s/ Harry D. Madonna, Esq.
                         William Batoff, Director      Director Chairman of the Board

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

                         /s/ Neal I. Rodin             /s/Daniel S. Berman
                         Neal I. Rodin, Director       Daniel S. Berman, Director

                         /s/James E. Schleif           /s/ Michael J. Bradley
                         James E. Schleif, Director    Michael J. Bradley, Director and Vice
                                                       Chairman of the Board

                         /s/Steven J. Shotz            /s/ John F. D'Aprix
                         Steven J. Shotz, Director     John F. D'Aprix, Director

                         /s/Rolf A. Stensrud           /s/Sheldon E. Goldberg
                         Rolf A. Stensrud, Director    Sheldon E. Goldberg, Director

                         /s/ Harris Wildstein, Esq.
                         Harris Wildstein, Esq.,
                         Director