Form 10QSB
period 1998-03-31
REPUBLIC FIRST BANCORP INC
filed 1998-05-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1998

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

              5,515,517 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 1998

                        Exhibit index appears on page 31

                                TABLE OF CONTENTS

                                                                           Page
Part I:  Financial Information

Item 1:  Financial Statements                                                 3

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              13

Part II: Other Information

Item 1:  Legal Proceedings                                                   30

Item 2:  Changes in Securities                                               30

Item 3:  Defaults Upon Senior Securities                                     30

Item 4:  Submission of Matters to a Vote of Security Holders                 30

Item 5:  Other Information                                                   31

Item 6:  Exhibits and Reports on Form 8-K                                    31

                         PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements


                                                                     Page Number


(1)      Consolidated Balance Sheets as of March 31, 1998 and
          December 31, 1997, respectively..................................4

(2)      Consolidated Statements of Operations for the three months ended
          March 31, 1998 and 1997..........................................5

(3)      Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997..........................................6

(4)      Notes to Consolidated Financial Statements........................7

                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   as of March 31, 1998 and December 31, 1997

ASSETS:                                                       1998              1997
                                                          (unaudited)
Cash and due from banks                                    $6,780,000       $5,850,000
Interest - bearing deposits with banks                         40,000          476,000
Federal funds sold                                                  0                0
                                                         ------------     ------------
    Total cash and cash equivalents                         6,820,000        6,326,000

Securities available for sale, at fair value                2,773,000        2,950,000
Securities held to maturity at amortized cost             205,104,000      145,030,000
    (fair value of $205,360,000 and
$145,908,000,
     respectively)

Loans receivable, (net of allowance for loan losses
of
    $2,128,000 and $2,028,000, respectively)              221,874,000      209,999,000
Premises and equipment, net                                 3,062,000        2,534,000
Real estate owned, net                                      1,944,000        1,944,000
Accrued income and other assets                            15,533,000        6,679,000
                                                         ------------     ------------

Total Assets                                             $457,110,000     $375,462,000
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                             $29,666,000      $32,885,000
Demand - interest-bearing                                   8,850,000        8,587,000
Money market and savings                                   35,265,000       26,341,000
Time                                                      161,359,000      152,014,000
Time over $100,000                                         26,951,000       28,574,000
                                                         ------------     ------------
    Total Deposits                                        262,091,000      248,401,000

Other borrowed funds                                      149,200,000       85,912,000
Accrued expenses and other liabilities                      8,817,000        6,527,000
                                                         ------------     ------------

Total Liabilities                                         420,108,000      340,840,000
                                                         ------------     ------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000
    shares authorized; shares issued and outstanding
    5,515,517 as of March 31, 1998
    and December 31, 1997                                      55,000           55,000

Additional paid in capital                                 26,364,000       26,364,000
Retained earnings                                          10,578,000        8,198,000
Accumulated other comprehensive income                          5,000            5,000
                                                         ------------     ------------
Total Shareholders' Equity                                 37,002,000       34,622,000
                                                         ------------     ------------
Total Liabilities and Shareholders' Equity               $457,110,000     $375,462,000
                                                         ============     ============

                (see notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (unaudited)


                                                1998           1997
Interest income:
       Interest and fees on loans           $4,796,000     $3,806,000
       Interest on federal funds sold          181,000        289,000
       Interest on investments               3,066,000      1,342,000
                                            ----------     ----------
       Total interest income                 8,043,000      5,437,000
                                            ----------     ----------
Interest expense:
       Demand - interest-bearing                55,000         65,000
       Money market and savings                232,000        215,000
       Time                                  2,372,000      1,032,000
       Time over $100,000                      402,000      1,457,000
       Other borrowed funds                  1,508,000         77,000
                                            ----------     ----------
Total  interestexpense                       4,569,000      2,846,000
                                            ----------     ----------
Net interest income                          3,474,000      2,591,000
Provision for loan losses                      130,000         30,000
                                            ----------     ----------
Net interest income after provision for
       loan losses                           3,344,000      2,561,000
                                            ----------     ----------
Non-interest income:
       Service fees                             95,000         79,000
       Tax Refund Program revenue            2,155,000      2,004,000
       Other income                             29,000         52,000
                                            ----------     ----------
                                             2,279,000      2,135,000
                                            ----------     ----------
Non-interest expenses:
       Salaries and benefits                 1,188,000        945,000
       Occupancy/Equipment                     362,000        252,000
       Other expenses                          514,000        636,000
                                            ----------     ----------
                                             2,064,000      1,833,000
                                            ----------     ----------
Income before income taxes                   3,559,000      2,863,000
                                            ----------     ----------
Provision for income taxes                   1,179,000        859,000
                                            ----------     ----------
Net income                                  $2,380,000     $2,004,000
                                            ==========     ==========

Net income per share:
           Basic                                 $0.43          $0.49
                                            ----------     ----------
           Diluted                               $0.40          $0.45
                                            ----------     ----------
Average common shares and CSE
    outstanding:
           Basic                             5,515,517      4,101,010
                                            ----------     ----------
           Diluted                           6,008,947      4,452,669
                                            ----------     ----------

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For Three Months Ended March 31,
                                   (unaudited)

                                                              1998              1997
Cash flows from operating activities:
     Net income                                           $2,380,000        $2,004,000
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Provision for loan losses                            130,000            30,000
        Depreciation and amortization                         62,000            48,000
        Increase in accrued income
           and other assets                               (8,854,000)      (10,472,000)
        Increase in accrued expenses
           and other liabilities                           2,290,000         1,347,000
                                                        ------------      ------------
     Net cash used in operating activities                (3,992,000)       (7,043,000)
                                                        ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                         0        (4,913,000)
        Held to Maturity                                 (71,522,000)                0
     Proceeds from principal receipts, sales, and
        maturities of securities                          11,604,000         5,343,000
     Net increase in loans                               (12,162,000)       (6,375,000)
     Net increase in deferred fees                           156,000            77,000
     Premises and equipment expenditures                    (568,000)         (677,000)
                                                        ------------      ------------

     Net cash used in investing activities               (72,492,000)       (6,545,000)
                                                        ------------      ------------

Cash flows from financing activities:
     Net increase in demand, money
        market, and savings deposits                       5,968,000         1,328,000
     Net increase in borrowed funds less than 90 days     13,288,000         8,095,000
     Net increase in borrowed funds greater than 90 days  50,000,000                 0
     Net increase (decrease) in time deposits              7,722,000        (4,753,000)
                                                        ------------      ------------
     Net cash provided by financing activities            76,978,000         4,670,000
                                                        ------------      ------------
Increase in cash and cash equivalents                        494,000        (8,918,000)
Cash and cash equivalents, beginning of period             6,326,000        15,496,000
                                                        ============      ============
Cash and cash equivalents, end of period                  $6,820,000        $6,578,000
                                                        ============      ============
Supplemental disclosure:
     Interest paid                                        $3,556,000        $2,803,000
                                                        ============      ============
Non-cash transactions:
     Changes in unrealized gain on securities
     available for sale                                           $0            $3,000
                                                        ============      ============

                (See notes to consolidated financial statements)

         REPUBLIC FIRST BANCORP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

         The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         In the opinion of Republic First Bancorp, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1997 annual report.


Note 2:  Summary of Significant Accounting Policies:

         Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of Republic First Bancorp. Inc. and its wholly-owned subsidiary, First Republic Bank. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Risks and Uncertainties and Certain Significant Estimates

         The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to changes in the interest rate environment.

       Additionally, the Company derives fee income from the Bank's participation in a Tax Refund Program which indirectly funds consumer loans collateralized by federal income tax refunds. Approximately $2.2 million and $2.0 million in gross revenues were collected on these loans during the first three months ended 1998 and 1997, respectively. The Company expects to participate in the program again in 1999, however, tax code changes, banking regulations, as well as business decisions by the parties involved in the program may affect future participation in the program.

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

         Significant estimates are made by management in determining the allowance for loan losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general condition of the local economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

         Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which included March 31, 1998 and December 31, 1997 were $850,000 for both periods. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

         Loans

         Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. The amortization of deferred loan fees and costs are accounted for by a method which approximates level yield. Any unamortized fees or costs associated with loans which pay down in full are immediately recognized in the Company's operations. Income is accrued on the principal amount outstanding.

         Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal and/or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

         Allowance for Loan Losses

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

         Premises and Equipment

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

         Real Estate Owned

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

         Income Taxes

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

         Reclassifications

         Certain items in the 1997 financial statements were reclassified to conform to 1998 presentation format. These reclassifications had no impact on net income.

         The Company declared two six for five stock splits effected in the form of a 20% dividend on March 4, 1997 and February 19, 1998, respectively, for shareholders of record on March 4, 1997 and March 2, 1998 prospetively. The dividends were paid on April 15, 1997 and March 27, 1998, respectively. Average common shares and common share equivalents, and all other presentations have been retroactively restated as if the dividends were declared at the beginning of each period.

         Earnings Per Share

         Earnings per common share, and common stock equivalent shares, are based on the weighted average number of common shares and common stock equivalent shares outstanding during the periods. Stock options are included as common stock equivalents when dilutive. These common stock equivalents had a dilutive effect for the three months ended March 31, 1998 and 1997.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. The Company adopted SFAS No. 128 effective December 31, 1997. All prior period earnings per share presentations have been restated to conform to this pronouncement.

         EPS consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents consist of dilutive stock options granted through the company's stock option plan.. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. There are no anti-dilutive common stock equivalents at March 31, 1998. The following table is a comparison of EPS for the three months ended March 31, 1998 and 1997.

                                                              1998                                     1997
Income for year ended (numerator, for
both calculations)                                $2,380,000                               $2,004,000
                                                    Shares                Per Share           Shares              Per Share
Weighted average shares
  for period                                       5,515,517                                4,101,010
Basic EPS                                                                   $0.43                                    $0.49
Add common stock equivalents
  representing dilutive stock options                493,430                                  351,659
Effect on basic EPS and CSE                                                $(0.03)                                  $(0.05)
Equals total weighted average
  shares and CSE (diluted)                         6,008,947                                4,452,669
Diluted EPS                                                                 $0.40                                    $0.45

         Investment Securities

         Debt and equity securities are classified in one of three categories, as applicable, and are accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains or losses on the sale of securities during 1998 or 1997. Additionally, neither the Bank nor the Company have any trading securities.

            Comprehensive Income

             On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS No. 115 available for sale securities.

For the three months ended March 31,                      1998       1997
(amount in thousands)
Net income                                               $2,380     $2,004
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains during the period            0          3
        Less:  Reclassification adjustment for gains
          included in net income                              0          0
                                                         ------     ------
Other comprehensive income                                    0          0
Comprehensive income                                     $2,380     $2,004
                                                         ======     ======



Note:  3 Legal Proceedings

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to March 31, 1997

Results of Operations:

Overview

         The Company's net income increased $376,000, or 18.8%, to $2.4 million for the quarter ended March 31, 1998, from $2.0 million for the quarter ended March 31, 1997. The earnings increased primarily due to an increase in the Bank's net interest income. Diluted earnings per share for the quarter ended March 31, 1998 was $0.40 compared to $0.45, for the quarter ended March 31, 1997, due to the increase in net income, offset by the effect of the stock offering during the fourth quarter of 1997, by which 1,150,000 additional shares were issued resulting in a materially larger number of average shares outstanding for the quarter ended March 31, 1998.

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

         The Bank's net interest income increased $883,000, or 34.1%, to $3.5 million for the quarter ended March 31, 1998 from $2.6 million for the quarter ended March 31, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due to the acquisition of investment securities primarily funded by borrowings, and also in part to increased business development. The Company's total interest income increased $2.6 million, or 47.9%, to $8.0 million for the quarter ended March 31, 1998 from $5.4 million for the quarter ended March 31, 1997. Interest and fees on loans increased $1.0 million, or 26.0%, to $4.8 million for the quarter ended March 31, 1998 from $3.8 million for the quarter ended March 31, 1997. This increase was due primarily to an increase in average loans outstanding for the period of $41.8 million. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1.7 million, or 128.5%, to $3.1 million for the quarter ended March 31, 1998 from $1.3 million for the quarter ended March 31, 1997. This increase in investment income was the result of an increase in the average balance of securities owned of $95.0 million, or 117.1%, to $176.1 million for the quarter ended March 31, 1998 from $81.1 million for the quarter ended March 31, 1997.

         The increase in the average balance of securities is the result of leveraged funding programs employed by the Bank that use Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of these programs is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time to time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

         The increase in average yield on interest-earning assets from 7.83% for the three months ended March 31, 1997 to 7.92% for the same period in 1998, was largely the result of the Bank's strategy to reduce its investment in overnight funds, better utilize its borrowing capacity with FHLB advances, and minimize lower yield assets needed for short-term liquidity needs.

         The Bank's total interest expense increased $1.7 million, or 60.5%, to $4.6 million for the quarter ended March 31, 1998 from $2.8 million for the quarter ended March 31, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $116.8 million, or 53.4%, to $335.4 million for the quarter ended March 31, 1998 from $218.6 million for the quarter ended March 31, 1997. The average rate paid on interest-bearing liabilities increased 24 basis points to 5.52% for the quarter ended March 31, 1998 from 5.28% for the quarter ended March 31, 1997 due primarily to the increase in average FHLB advances of $108.8 million which were borrowed at higher incremental rate than the Bank's existing interest-bearing liability base.

         Interest expense on time deposits increased $285,000, or 11.5%, to $2.8 million for the quarter ended March 31, 1998 from $2.5 million for the quarter ended March 31, 1997. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $7.5 million, or 4.2%, to $184.1 million for the quarter ended March 31, 1998 from $176.6 million for the quarter ended March 31, 1997.

         Interest expense on FHLB advances was $1.5 million for the quarter ended March 31, 1998. At March 31, 1998, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Bank utilized FHLB borrowings to fund the Tax Refund Program during the first quarter in 1998.


Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses increased $100,000, to $130,000 for the quarter ended March 31, 1998 from $30,000 for the quarter ended March 31, 1997 due to an increase in average loans outstanding of $41.8 million from March 31, 1997 to March 31, 1998.


Non-Interest Income

         Total non-interest income increased $144,000, or 6.74%, to $2.3 million for the quarter ended March 31, 1998 from $2.1 million for the quarter ended March 31, 1997. The increase was due primarily to a $151,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in 1998. Additionally, there was an increase in service fees of $16,000 to $95,000 for the quarter ended March 31, 1998 from $79,000 for the quarter ended March 31, 1997.


Non-Interest Expenses

         Total non-interest expenses increased $231,000, to $2,064,000 for the quarter ended March 31, 1998 from $1,833,000 for the quarter ended March 31, 1997. Salaries and benefits increased $243,000, or 25.7%, to $1.2 million for the quarter ended March 31, 1998 from $945,000 for the quarter ended March 31, 1997. The increase was due primarily to an increase in staff as a result of the expansion of the branches and business development staff.

         Occupancy and equipment expenses increased $110,000, or 43.7%, to $362,000 for the quarter ended March 31, 1998 from $252,000 for the quarter ended March 31, 1997 as a result of opening three additional branch offices.


Provision for Income Taxes

         The provision for income taxes increased $320,000, or 37.3%, to $1.2 million for the quarter ended March 31, 1998 from $859,000 for the quarter ended March 31, 1997. This increase is mainly the result of the increase in pre-tax income from 1997 to 1998. The effective tax rate in 1998 increased to 33.1% from 30.0% in 1997 primarily due to certain tax benefits recorded in 1996, and recognized in 1997, as a result of the merger with ExecuFirst in June of 1996.


Financial Condition:

March 31, 1998 Compared to December 31, 1997

         Total assets increased $81.6 million, or 21.7%, to $457.1 million at March 31, 1998 from $375.5 million at December 31, 1997. The increase in assets was the result of higher levels of loans and securities, which were funded by the public offering of stock, and a net increase in borrowings. Net loans increased $11.9 million, or 5.7%, to $221.9 million at March 31, 1998 from $210.0 million at December 31, 1997. Investment securities increased $59.9 million, or 40.5%, to $207.9 million at March 31, 1997 from $148.0 million at December 31, 1997. The increase was due primarily to the purchase of $60.0 million in securities from funds generated from the public offering, and other borrowings as part of the Company's leveraged funding strategy which is intended to increase earnings.

         Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $494,000, or 7.8%, to $6.8 million at March 31, 1998 from $6.3 million at December 31, 1997.

         Premises and equipment, net of accumulated depreciation, increased $528,000 to $3.1 million at March 31, 1998 from $2.5 million at December 31, 1997. The increase was attributable mainly to the renovations of the second floor at 1608 Walnut Street for the Bank's Operations Department, in addition to renovations to the 1601 Market Street Branch which replaced the 1515 Market Street Branch.

         Total liabilities increased $79.3 million, or 23.3%, to $420.1 million at March 31, 1998 from $340.8 million at December 31, 1997. Deposits, the Company's primary source of funds, increased $13.7 million, or 5.5%, to $262.1 million at March 31, 1998 from $248.4 million at December 31, 1997. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $6.0 million, or 8.8%, to $73.8 million at March 31, 1998 from $67.8 million at December 31, 1997. Certificates of deposit increased by $7.7 million, or 4.3%, to $188.3 million at March 31, 1998 from $180.6 million at December 31, 1997.

         Other borrowed funds were $149.2 million at March 31, 1998 as compared to $85.9 million at December 31, 1997. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.


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

         Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow which also considers prepayments based on historical data and current market trends. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the gap analysis, these deposits are not considered to reprice simultaneously. Accordingly, a portion of the deposits are moved into time brackets exceeding one year. A positive gap or a negative gap results when the amount of interest rate sensitive assets exceeds or lags, respectively, interest rate sensitive liabilities.

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

         Since the assets and liabilities of the Bank have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income. The Bank's finance committee acts as its asset/liability company.

         The following table presents a summary of the Bank's interest rate sensitivity GAP at March 31, 1998. For purposes of these tables, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

                                                        Republic First Bancorp
                                                       Interest Sensitivity Gap
                                                            March 31, 1998

                                          0 - 90        91 - 180     181 - 365        1 - 5         5 YRS &
                                           Days          Days           Days          Years           Over          Total
                                      ----------------------------------------------------------------------------------------
Interest Sensitive Assets:
Interest Bearing Balances
    Due From Banks                         $40             $0             $0             $0             $0            $40
Federal Funds Sold                          --             --             --             --             --             --
Investment Securities                   29,154         11,732         39,704         20,998        106,289        207,877
Loans                                   88,361          7,932         13,932         73,301         40,476        224,002
                                      -----------------------------------------------------------------------------------
Totals                                 117,555         19,664         53,636         94,299        146,765        431,919
                                      ===================================================================================


Cumulative Totals                     $117,555       $137,219       $190,855       $285,154       $431,919
                                      ===================================================================================

Interest Sensitive Liabilities:

Demand Interest Bearing                 $4,425      $      --      $      --         $2,213         $2,212         $8,850
Savings Accounts                         1,200             --             --          1,200          2,400
Money Market Accounts                   16,433             --             --          8,216          8,216         32,865
FHLB Borrowings                         50,475         16,325          1,800         80,600             --        149,200
Time Deposits                           34,184         48,820         48,819         56,487             --        188,310
                                      -----------------------------------------------------------------------------------

Totals                                $106,717        $65,145        $50,619       $147,516        $11,628       $381,625


Cumulative Totals                     $106,717       $177,379       $222,481       $369,997       $381,625
                                      ===================================================================================

GAP                                    $10,839       $(45,481)        $3,017       $(53,217)      $135,137        $50,294

Cumulative GAP                         $10,839       $(34,643)      $(31,626)      $(84,843)       $50,294      $      --

 .........................................................................................................................
Interest Sensitive Assets/
  Interest Sensitive Liabilities                          1.1            0.8            0.9            0.8            1.1


 .........................................................................................................................
Cumulative GAP/
  Total Earning Assets                                    2.5%         -8.0%          -7.3%         -19.6%           11.6%

Total Earning Assets                  $431,919

                                       18

Capital Resources

         The Bank is required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 12.22% and 12.56% at March 31, 1998 and December 31, 1997, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on March 31, 1998 and December 31, 1997 were 11.37% and 11.65%, respectively. At March 31, 1998, and December 31, 1997, the Bank exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total quarterly average assets") of at least 5%, a Tier l capital to risk-weighted assets ratio of at least 4%, and a total capital to weighted-risk assets ratio of at least 8%. At March 31, 1998 and December 31, 1997, the Bank's leverage ratio was 6.33% and 7.86% respectively. Accordingly, at March 31, 1998 and December 31, 1997, the Bank was considered "well capitalized" under FRB and FDIC regulations.

         Shareholders' equity in the Company as of March 31, 1998 totaled approximately $37,002,000 compared to approximately $34,622,000 as of December 31, 1997. This increase was attributable to net income for the quarter of approximately $2,380,000.

         Book value per share of the Company's common stock increased from $6.28 as of December 31, 1997 to $6.71 as of March 31, 1998. The increase was attributable to earnings for the three months ended March 31, 1998 of $2,380,000.


Regulatory Capital Requirements

         Federal banking agencies impose three minimum capital requirements on the Bank's risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

The following table presents the Bank's capital regulatory ratios at March 31, 1998 and December 31, 1997:

                                                                                      To be well
                                                                                   capitalized under
                                                                 For capital          FRB capital
                                           Actual             adequacy purposes       guidelines
         (Dollars in thousands)      Amount        Ratio    Amount        Ratio   Amount        Ratio
As of March 31, 1998:
 Total  risk based capital          $30,395        12.22%  $19,983        8.00%  $24,866        10.00%
 Tier I capital                      28,267        11.37%    9,947        4.00%   14,920         6.00%
 Tier I (leveraged) capital          28,267         6.33%   22,334        5.00%   22,334         5.00%


As of December 31, 1997:

     Total  risk based capital      $28,003        12.56%  $17,831        8.00%  $22,289        10.00%
     Tier I capital                  25,975        11.65%    8,916        4.00%   13,374         6.00%
     Tier I (leveraged) capital      25,975         7.86%   16,525        5.00%   16,525         5.00%

         The Bank's ability to maintain the required levels of capital is substantially dependent upon the success of the Bank's capital and business plans, the impact of future economic events on the Bank's loan customers, the Bank`s ability to manage its interest rate risk and control its growth and other operating expenses.

         In addition to the above minimum capital requirements, the FRB approved a rule that became effective on December 19, 1992 implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications which consideration could result in a downgrading in such classifications.

Liquidity

         Financial  institutions  must  maintain  liquidity  to meet  day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. The Bank's liquid assets totaled $6.8 million at March 31, 1998 compared to $6.3 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity.

         Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Bank utilizes a variety of these methods of liability liquidity. At March 31, 1998, the Bank had $94.8 million in unused lines of credit available to it under arrangements with correspondent banks compared to $50.1 million at December 31, 1997. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

         At March 31, 1998, the Bank had outstanding commitments (including unused lines of credit and letters of credit) of $18.1 million. Certificates of deposit which are scheduled to mature within one year totaled $131.8 million at March 31, 1998, and other borrowed funds that are scheduled to mature within the same period amounted to $68.6 million. The Bank anticipates that it will have sufficient funds available to meet its current commitments.

         The Bank's target and actual liquidity levels are determined and managed based on management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. These lines of credit total $10 million in the aggregate. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $234.0 million. An aggregate of $149.2 million was outstanding on the aforementioned lines of credit at March 31, 1998. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

         Cash flows from operations have consistently provided a source of liquidity to the Bank for the last three fiscal years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended March 31, 1998 and December 31, 1997 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1998 and 1997, as the Bank has grown its deposit base and increased its borrowings to fund anticipated loan growth.

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


Securities Portfolio

         The Company  classifies its securities  under one of these  categories:
"held-to-maturity" which is accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" which is accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which is accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Bank does not hold "trading" securities.

                  At March 31, 1998, the Bank had identified  certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Bank's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Bank's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale was $2,766,000 and $2,773,000 as of March 31, 1998. The net unrealized gain on securities available-for-sale, as of this date, was $7,000.

The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1998.

--------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                                     Gross             Gross
                                               Amortized        Unrealized        Unrealized
Available-for-Sale ($000)                           Cost              Gain              Loss       Fair Value
--------------------------------------- ----------------- ----------------- ----------------- ----------------
Mortgage-backed                                   $2,766                $9              $(2)           $2,773
--------------------------------------- ----------------- ----------------- ----------------- ----------------
Total Available-for-Sale                          $2,766                $9              $(2)           $2,773
--------------------------------------- ----------------- ----------------- ----------------- ----------------

--------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                                     Gross             Gross
                                               Amortized        Unrealized        Unrealized
Held-to-Maturity ($000)                             Cost              Gain              Loss       Fair Value
--------------------------------------- ----------------- ----------------- ----------------- ----------------

Mortgage-backed                                 $142,339              $584            $(545)         $142,378
US Government Agencies                            53,366               270              (53)           53,583
Other                                              9,399                 0                0             9,399
--------------------------------------- ----------------- ----------------- ----------------- ----------------
Total Held-to-Maturity                          $205,104              $854            $(598)         $205,360
--------------------------------------- ----------------- ----------------- ----------------- ----------------

Loan Portfolio

         The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans.
Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Bank's commercial loans generally average from $250,000 to $750,000 in amount.

         The Company's net loans increased $11.9 million, or 5.7%, to $221.9 million at March 31, 1998 from $210.0 million at December 31, 1997, which were primarily funded by an increase in borrowed funds and proceeds from the stock offering.

         The following table sets forth the Company's gross loans by major categories for the periods indicated:

                             As of March 31, 1998       As of December 31, 1997
                          Balance       % of Total     Balance       % of Total
Real Estate:
    1-4 Family            $88,300           39.4%       $71,241           33.6%
    Multi-Family            7,203            3.2%         7,125            3.4%
    Comm RE                87,451           39.1%        87,701           41.4%
                         --------          -----       --------          -----
Total Real Estate         182,954           81.7%       166,067           78.4%

Commercial                 38,952           17.4%        42,519           20.0%
Other                       2,096            0.9%         3,441            1.6%
                         --------          -----       --------          -----
Total Loans              $224,002          100.0%      $212,027          100.0%

Credit Quality

         The Bank's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans monthly to ensure that proper standards are maintained.

         Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal and/or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

         Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loan.

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


                     At March 31, 1998 and December 31, 1997
                             (Dollars in thousands)

                                                      March 31,    December 31,
                                                        1998           1997
Loans accruing, but past due 90 days or more .          $215           $113
Nonaccrual loans .............................         1,634          1,800
                                                      ------         ------
Total non-performing loans (1) ...............         1,849          1,913
Foreclosed real estate .......................         1,944          1,944
                                                      ------         ------
      Total non-performing assets(2) .........        $3,793         $3,857
                                                      ======         ======

Non-performing loans as a percentage of total
  loans, net of unearned income ..............          0.83%          0.90%

Non-performing assets as a percentage of total
   assets ....................................          0.83%          1.03%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

         At March 31, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $49.0 million, which represented 22.1% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 1998, all identified potential problem loans are included in the preceding table.

         The Bank had no credit exposure to "highly leveraged transactions" at March 31, 1998, as defined by the FRB.

Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the three months ended March 31, 1998, and 1997:

                                                   For the three months ended
                                                     March 31, 1998 and 1997
                                                     (Dollars in thousands)
                                                1998                      1997

Balance at beginning of period........         $2,028                    $2,092
Charge-offs:
   Commercial.........................             53                         6
   Real estate........................              0                         0
   Consumer...........................              0                         0
                                         --------------------------------------
      Total charge-offs...............             53                         6
                                         --------------------------------------
Recoveries:
   Commercial.........................             10                        34
   Real estate........................              0                        10
   Consumer...........................             13                         2
                                         --------------------------------------
      Total recoveries................             23                        46
                                         --------------------------------------
Net charge-offs.......................             30                      (40)
                                         --------------------------------------
Provision for loan losses.............            130                        30
                                         --------------------------------------

   Balance at end of period...........         $2,128                    $2,162
   Average loans outstanding(1).......       $216,420                  $174,603

As a percent of average loans(1):
   Net charge-offs....................          0.02%                   (0.02%)
   Provision for loan losses..........          0.06%                     0.02%
   Allowance for loan losses..........          0.98%                     1.24%
Allowance for possible loan losses to:
   Total loans, net of unearned income          0.96%                     1.23%
   Total non-performing loans.........        115.08%                   113.01%

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

         The Bank has an existing loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the finding of the loan review program on a monthly basis.

         Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

         The Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At March 31, 1998, approximately $574,000 or 27.0% of the allowance for loan losses is allocated to protect the Bank against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                                 At March 31, 1998 and December 31, 1997
                                                            (Dollars in thousands)
                                            1998                                         1997
                                       Amount    Percent                       Amount       Percent
                                                 Of Loans                                   Of Loans
                                                 In Each                                    In Each
                                                 Category                                   Category
                                               to Loans(1)                                to Loans(1)
Allocation of
  allowance for loan
  losses:
   Commercial...........              $1,554       56.50%                        $1,595       61.42%
   Residential real
    estate ............                  104       42.60%                            41       36.96%
   Consumer and other...                  67        0.90%                            58        1.62%
   Unallocated..........                 403                                        334
                                    ---------                                  ---------

      Total.............              $2,128                                     $2,028
                                    =========                                  =========

         The unallocated allowance increased $69,000 to $403,000 at March 31, 1998 from $334,000 at December 31, 1997, primarily as the result of a decline in non-performing loans.

(1)      Gross loans net of unearned income and allowance for loan loss.

The Bank had delinquent loans as of March 31, 1998 and December 31, 1997 as follows; (i) 30 to 59 days past due, consisted of commercial and consumer loans respectively in the aggregate principal amount of $3,144,000 and $2,694,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $230,000 and $340,000 respectively. In addition, the Bank has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At March 31, 1998 and December 31, 1997, substandard loans totaled approximately $1,618,000 and $2,402,000 respectively; and doubtful loans totaled approximately $16,000 and $16,000 respectively.


Deposit Structure

         Total deposits at March 31, 1997 consisted of approximately $29.7 million in non-interest-bearing demand deposits, approximately $8.9 million in interest-bearing demand deposits, approximately $35.3 million in savings deposits and money market accounts, approximately $161.4 million in time deposits under $100,000, and approximately $27.0 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Bank's average deposit balances and the average rates paid therein for the three months ended March 31, 1998 and the year ended December 31, 1997.

                                                     Average Deposit Table
                                                 For the three months ended
                                                 March 31, 1998 and the year
                                                   ended December 31, 1997
                                                    (Dollars in thousands)
                                          Balance      Rate       Balance      Rate
                                                 1998                       1997

Non-interest-bearing balances (1)          $40,361         N/A      $25,551        N/A
                                        ================================================

Money market and savings deposits            33,612        2.76%     34,141       2.88%
Time deposits................               184,106        6.03%    174,887       5.92%
Demand deposits, interest-bearing             8,922        2.46%      8,428       2.50%
                                        ------------------------------------------------

Total interest-bearing deposits            $226,640        5.48%   $217,456       5.31%
                                        ================================================

(1) Note that approximately $17.9 million of these balances during the three months ended March 31, 1998 are related to the Tax Refund Program and are expected to be disbursed during the second quarter of 1998.

         The following is a breakdown, by contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of March 31, 1998 and December 31, 1997.

                                                                          Certificates of $100,000 or More
                                                                                   (In thousands)
                                                                             March 31,      December 31,
                                                                                1998            1997
                                                                         --------------------------------
Maturing in:
   Three months or less................................................        $6,917          $9,896
   Over three months through six months................................        10,954           8,726
   Over six months through twelve months...............................         6,068           7,233
   Over twelve months..................................................         3,012           2,719
                                                                         -----------------------------
      Total............................................................       $26,951         $28,574
                                                                         =============================


Commitments

         In the normal course of its business, the Bank makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and are based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At March 31, 1998 and December 31, 1997, firm loan commitments approximated $17.7 million and $17.3 million respectively and commitments of standby letters of credit approximated $367,000 and $453,000, respectively.


Effects of Inflation

         The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the Bank's need and ability to react to changes in interest rates. As discussed previously, management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.


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

         In response to the year 2000 issue, the Company had adopted a comprehensive plan to be implemented during 1997, and completed by year end 1998. This plan identifies systems which could be affected by the year 2000 issue, and either internally tests potentially affected systems, or requests certification from the relevant software vendors to ascertain whether the system is in compliance. The Company's plan is to resolve potential problems which are identified, by the given target date. Although management believes that it has addressed the major areas with respect to Year 2000 compliance, there can be no assurances that the Company will not be impacted by Year 2000 complications. The Company estimates that the dollar cost to the Company to be in compliance with the year 2000 Issue will range from $175,000 to $250,000 over the next eighteen months. These costs include new equipment and software purchases in addition to testing applications prior to the year 2000.

Recent Accounting Pronouncements:

Earnings Per Share

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting EPS and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. The Company adopted Statement No. 128 "Earnings per Share" effective December 31, 1997. All prior period earnings per share presentations have been restated to conform to this pronouncement.

Reporting Comprehensive Income

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement has been adopted by the Company and is presented in footnote No. 2 to the consolidated financial statements.

Operating Segment Disclosure

         In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997.

Employers' Disclosures about Pension and Other Postretirement Benefits

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement No. 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (Statement No. 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" (Statement No. 88), and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106). Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required if the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The Company will present the required disclosures in its year end 1998 financial statements.

                           PART II - OTHER INFORMATION


          Item 1: Legal Proceedings

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


         Item 2:  Changes in Securities
                  None

         Item 3:  Defaults Upon Senior Securities
                  None

         Item 4:  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the election and re-election of certain directors of the Company was held on the 28th day of April, 1998 at 4:00 p.m., at the Pyramid Club, 1735 Market Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 33 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 4,596,309 shares of common stock, of which 4,596,309 shares were entitled to vote. A total of 3,638,477 shares were voted. No nominee received less than 99.3% of the voted shares. Therefore, pursuant to such approval, the following Directors were elected to the Company:

                   Michael Bradley                            Re-elected
                   Harry Madonna                              Re-elected
                   Neal I. Rodin                              Re-elected
                   Steven J. Shotz                            Re-elected

         The following directors continue to serve on the board of the Company:

                   Kenneth Adelberg                           Eustace Mita
                   William Batoff                             James Schleif
                   Daniel S. Berman                           Rolf A. Stensrud
                   John D'Aprix                               Harris Wildstein
                   Sheldon Goldberg


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

        4(b)(ii)Amended and Restated Bylaws of the Company.*

        10      Amended and Restated Material Contracts.- None

        10(a) Amended and Restated Employment Agreement between the Company and Zvi H. Muscal.*

        10(b) Agreement and Plan of Merger by and between the Company and Republic Bancorporation, Inc. dated November 17, 1996.*

        11 Computation of Per Share Earnings See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

        21      Subsidiaries of the Company.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

         Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.


Reports on Form 8-K

         The Company filed a form 8-K was filed on January 8, 1998 announcing, subject to regulatory approval, the intention of its operating subsidiary, First Republic Bank, to purchase between 41% and 49% of Fidelity Bond and Mortgage Company.

         The Company filed a form 8-K was filed on February 19, 1998 announcing a six for five stock split effected in the form of a 20% dividend, payable to all holders of the Company's common stock on the record date of March 2, 1998, payable March 27, 1998. Additionally, the Company and its President, Mr. Stensrud, agreed to amend certain terms of Mr. Stensrud's employment contract, including increasing the base salary under the agreement for 1998, setting more favorable bonus criteria for 1998, and establishing a new expiration date as of December 31, 1998 to coincide with the fiscal year of the Bank.

         The Company filed a form 8-K was filed on May 8, 1998 to announce the formation of a strategic alliance with Fidelity Bond and Mortgage Company ("Fidelity"), and Phoenix Mortgage Company ("Phoenix"). First Republic Bank acquired 47% of Fidelity Common Stock, the shareholders of Phoenix acquired 33% of Fidelity stock and the existing shareholders of Fidelity retained 20% of Fidelity common stock.

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


Dated:  May 14, 1998