Form 10QSB
period 1998-06-30
REPUBLIC FIRST BANCORP INC
filed 1998-08-03
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1998

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

                   YES  ___X___                       NO  ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              5,545,883 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 1998

                        Exhibit index appears on page 32

                                TABLE OF CONTENTS

                                                                            Page
Part I:  Financial Information

Item 1:  Financial Statements                                                3

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Part II: Other Information

Item 1:  Legal Proceedings                                                  31

Item 2:  Changes in Securities                                              31

Item 3:  Defaults Upon Senior Securities                                    31

Item 4:  Submission of Matters to a Vote of Security Holders                31

Item 5:  Other Information                                                  32

Item 6:  Exhibits and Reports on Form 8-K                                   32

                         PART I - FINANCIAL INFORMATION



Item 1:   Financial Statements


                                                                     Page Number


(1)  Consolidated Balance Sheets as of June 30, 1998 and December 31,
     1997, respectively...................................................4

(2)  Consolidated Statements of Operations for three and six months ended June 30, 1998 and 1997.........................................5

(3)  Consolidated Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997...............................................6

(4)  Notes to Consolidated Financial Statements...........................7

                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    as of June 30, 1998 and December 31, 1997

ASSETS:                                                     1998              1997
                                                         ------------     ------------
                                                         (unaudited)
Cash and due from banks                                  $ 10,239,000     $  5,850,000
Interest - bearing deposits with banks                        138,000          476,000
Federal funds sold                                          4,149,000                0
                                                         ------------     ------------
    Total cash and cash equivalents                        14,526,000        6,326,000

Securities available for sale, at fair value                2,725,000        2,950,000
Securities held to maturity at amortized cost             183,473,000      145,030,000
    (fair value of $184,316,000 and
     $145,908,000, respectively)

Loans receivable, (net of allowance for loan losses
of $2,235,000 and $2,028,000, respectively)               242,475,000      209,999,000
Premises and equipment, net                                 3,634,000        2,534,000
Real estate owned                                           1,944,000        1,944,000
Accrued income and other assets                            15,427,000        6,679,000
                                                         ------------     ------------

Total Assets                                             $464,204,000     $375,462,000
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                            $ 26,048,000     $ 32,885,000
Demand - interest-bearing                                  13,167,000        8,587,000
Money market and savings                                   40,154,000       26,341,000
Time                                                      163,866,000      152,014,000
Time over $100,000                                         24,889,000       28,574,000
                                                         ------------     ------------
    Total Deposits                                        268,124,000      248,401,000

Other borrowed funds                                      150,080,000       85,912,000
Accrued expenses and other liabilities                      8,035,000        6,527,000
                                                         ------------     ------------

Total Liabilities                                         426,239,000      340,840,000
                                                         ------------     ------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000
    shares authorized; shares issued and outstanding
    5,545,883 as of June 30, 1998
    and 5,515,517 as of December 31, 1997                      55,000           55,000

Additional paid in capital                                 26,524,000       26,364,000
Retained earnings                                          11,382,000        8,198,000
Accumulated other comprehensive income                          4,000            5,000
                                                         ------------     ------------
Total Shareholders' Equity                                 37,965,000       34,622,000
                                                         ------------     ------------
Total Liabilities and Shareholders' Equity               $464,204,000     $375,462,000
                                                         ============     ============

                (see notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
                  For the Three and Six Months Ended, June 30,

                                               Quarter to Date                Year  to Date
                                                  June 30,                        June 30,
                                            1998            1997           1998             1997
                                        ---------------------------     ---------------------------
Interest Income:
   Interest and fees on loans           $ 5,308,000     $ 4,146,000     $10,104,000     $ 7,952,000
   Interest on federal funds sold            25,000           1,000         207,000         290,000
   Interest on investments                3,458,000       1,285,000       6,459,000       2,627,000
                                        -----------     -----------     -----------     -----------
   Total Interest Income                  8,791,000       5,432,000      16,770,000      10,869,000
                                        -----------     -----------     -----------     -----------

Interest expense:
   Demand interest-bearing                   84,000          63,000         139,000         128,000
   Money market and savings                 403,000         226,000         572,000         441,000
   Time over $100,000                       380,000         400,000         782,000         824,000
   Time                                   2,516,000       2,023,000       4,888,000       4,088,000
   Other borrowed funds                   2,018,000         171,000       3,525,000         248,000
                                        -----------     -----------     -----------     -----------
Total interest expense                    5,401,000       2,883,000       9,906,000       5,729,000
                                        -----------     -----------     -----------     -----------
Net interest income                       3,390,000       2,549,000       6,864,000       5,140,000
                                        -----------     -----------     -----------     -----------
Provision for loan loss                      80,000          80,000         210,000         110,000
Net interest income after provision
    For loan losses                       3,310,000       2,469,000       6,654,000       5,030,000
                                        -----------     -----------     -----------     -----------

Non-interest income:
    Service fees                            113,000          83,000         218,000         188,000
    Tax Refund Program revenue              223,000         229,000       2,379,000       2,234,000
    Misc. Income                             23,000          27,000          40,000          52,000
                                        -----------     -----------     -----------     -----------
                                            359,000         339,000       2,637,000       2,474,000
                                        -----------     -----------     -----------     -----------
Non-interest expense:
   Salaries and benefits                  1,211,000       1,082,000       2,399,000       2,027,000
   Occupancy/Equipment                      370,000         300,000         722,000         552,000
   Other expenses                           888,000         747,000       1,411,000       1,383,000
                                        -----------     -----------     -----------     -----------
                                          2,469,000       2,129,000       4,532,000       3,962,000
                                        -----------     -----------     -----------     -----------

Income before income taxes                1,200,000         679,000       4,759,000       3,542,000
Provision for income taxes                  396,000         204,000       1,576,000       1,063,000
                                        -----------     -----------     -----------     -----------
 Net income                             $   804,000     $   475,000     $ 3,183,000     $ 2,479,000
                                        ===========     ===========     ===========     ===========

Net income per share:
    Basic                               $      0.15     $      0.12     $      0.58     $      0.60
                                        -----------     -----------     -----------     -----------
    Diluted                             $      0.14     $      0.11     $      0.54     $      0.55
                                        -----------     -----------     -----------     -----------

Average common shares CSE
    Outstanding:
    Basic                                 5,535,728       4,124,051       5,525,623       4,112,531
                                        -----------     -----------     -----------     -----------
    Diluted                               5,951,815       4,457,285       5,944,008       4,468,670
                                        -----------     -----------     -----------     -----------

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                          For Six Months Ended June 30,
                                   (unaudited)

                                                                 1998              1997
                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                              $  3,183,000      $  2,479,000
     Adjustments to reconcile net income
          To net cash provided by operating
          activities
        Provision for loan losses                                 210,000           110,000
        Depreciation and amortization                             260,000           182,000
        Increase in accrued income
           and other assets                                    (8,748,000)       (4,733,000)
        Increase in accrued expenses
           and other liabilities                                1,634,000           447,000
                                                             ------------      ------------
     Net cash used in operating activities                     (3,461,000)       (1,515,000)
                                                             ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                              0        (4,913,000)
        Held to Maturity                                      (74,360,000)      (20,023,000)
     Proceeds from principal receipts, sales, and
           maturities of securities                            35,774,000        10,833,000
     Net increase in loans                                    (32,717,000)      (11,730,000)
     Net increase/(decrease) in deferred fees                     241,000          (464,000)
     Premises and equipment expenditures                       (1,249,000)       (1,292,000)
                                                             ------------      ------------

     Net cash used in investing activities                    (72,311,000)      (27,589,000)
                                                             ------------      ------------

Cash flows from financing activities:
     Net increase in demand, money
          market, and savings deposits                         11,556,000        (1,233,000)
     Net increase/(decrease) in borrowed funds less than
         90 days                                               (5,832,000)       37,019,000
     Net increase in borrowed funds greater than 90 days       70,000,000                 0
     Net increase (decrease) in time deposits                   8,167,000       (12,678,000)
     Net proceeds from issued common stock                         81,000           106,000
                                                             ------------      ------------
     Net cash provided by financing activities                 83,972,000        23,214,000
                                                                               ------------
Increase in cash and cash equivalents                           8,200,000        (5,890,000)
Cash and cash equivalents, beginning of period                  6,326,000        15,496,000
                                                             ============      ============
Cash and cash equivalents, end of period                       14,526,000      $  9,606,000
                                                             ============      ============
Supplemental disclosure:
     Interest paid                                           $  8,308,000      $  6,298,000
                                                             ============      ============
Non-cash transactions:
     Changes in unrealized gain on securities
     available for sale                                      ($     2,000)     $      1,000
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

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the quarter and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1997 annual report.


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

     Risks and Uncertainties and Certain Significant Estimates

     The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and other borrowed funds. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to changes in the interest rate environment.

     Additionally, the Company derives fee income from the Bank's participation in a Tax Refund Program, which indirectly funds consumer loans collateralized by federal income tax refunds. Approximately $2.4 million and $2.2 million in gross revenues were collected on these loans during the six months ended June 30, 1998 and 1997, respectively. The Company expects to participate in the program again in 1999, however, tax code changes, banking regulations, as well as business decisions by the parties involved in the program may affect the Company's participation in the program in 1999.

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

     Significant estimates are made by management in determining the allowance for loan losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general condition of the local economy and other conditions that may be beyond the Company's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods, which included June 30, 1998 and December 31, 1997, were $886,000 and $850,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

     Loans

     Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. The amortization of deferred loan fees and costs are accounted for by a method, which approximates level yield. Any unamortized fees or costs associated with loans, which pay down in full, are immediately recognized in the Company's operations. Income is accrued on the principal amount outstanding.

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

     The Company considers residential mortgage loans and consumer loans, including home equity lines of credit, to be homogeneous loans. These loan categories are collectively evaluated for impairment. Commercial business loans and commercial real estate loans are individually measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair market value of the collateral.

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

     Real Estate Owned

     Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration on value of the properties is recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for those periods presented.

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

     Earnings Per Share

     Earnings per common share, and common stock equivalent shares, are based on the weighted average number of common shares and common stock equivalent shares outstanding during the periods. Stock options are included as common stock equivalents when dilutive. These common stock equivalents had a dilutive effect for the six months ended June 30, 1998 and 1997.

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

     EPS consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents consist of dilutive stock options granted through the company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. The following table is a comparison of EPS for the six months ended June 30, 1998 and 1997.

                                                    Year to Date                                   Quarter to Date
                                            1998                      1997                  1998                     1997
                                  ------------------------------------------------  ------------------------------------------------
Net Income  numerator,  for both
calculations)                      $3,183,000               $2,479,000                $804,000              $475,000
                                  --------------------------------------------------------------------------------------------------

                                     Shares      Per Share     Shares     Per Share    Shares   Per Share    Shares     Per Share
                                     ------      ---------     ------     ---------    ------   ---------    ------     ---------
Weighted average shares
  for period                        5,525,623                4,112,531               5,535,728             4,124,051
Basic EPS                                          $0.58                    $0.60                 $0.15                   $0.12
Add common stock equivalents
  representing dilutive stock
   options                            418,385                  356,139                 416,087               333,243
Effect on basic EPS and CSE                       $(0.04)                  $(0.05)               $(0.01)                 $(0.01)
Equals total weighted average
  shares and CSE (diluted)          5,944,008                4,468,670               5,951,815             4,457,285
Diluted EPS                                        $0.54                    $0.55                 $0.14                   $0.11


     Investment Securities

     Debt and equity securities are classified in one of three categories, as applicable, and are accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains or losses on the sale of securities during the six months ended June 30, 1998 or 1997. Additionally, neither the Bank nor the Company has any trading securities.

     Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS No. 115 available for sale securities.

For the six months ended June 30,                         1998         1997
                                                         -------     --------
(amount in thousands)
Net income                                               $ 3,183      $ 2,479
Other comprehensive income, net of tax:
    Unrealized gains on securities:
        Unrealized holding gains during the period            (1)           2
        Less:  Reclassification adjustment for gains
          Included in net income                               0            0
                                                         -------      -------
Other comprehensive income                                    (1)           2
Comprehensive income                                     $ 3,182      $ 2,481
                                                         =======      =======



Note: 3   Legal Proceedings

     The Company, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Company believes that it has a valid defense to this claim. In addition, one of these loans in the amount of $612,000, was sold by the Bank to a mortgage banker who is now alleging that the Company breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages. The Company believes its actions were proper, that the lien is enforceable as a first lien, and it intends to vigorously defend these claims and, to the extent necessary, seek recourse from other parties who may have participated in this allegedly fraudulent scheme.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to June 30, 1997

Results of Operations:

Overview

     The Company's net income increased $329,000, or 69.2%, to $804,000 for the quarter ended June 30, 1998, from $475,000 for the quarter ended June 30, 1997. The earnings increased primarily due to an increase in the Company's net interest income. Diluted earnings per share for the quarter ended June 30, 1998 was $0.14 compared to $0.11, for the quarter ended June 30, 1997, due to the increase in net income, partially offset by the effect of the stock offering during the fourth quarter of 1997, by which 1,150,000 additional shares were issued resulting in a materially larger number of average shares outstanding for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997.

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

     The Company's net interest income increased $841,000, or 33.0%, to $3.4 million for the quarter ended June 30, 1998 from $2.5 million for the quarter ended June 30, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due to the purchase of investment securities primarily funded by borrowings, and also in part to increased business development. The Company's total interest income increased $3.4 million, or 61.8%, to $8.8 million for the quarter ended June 30, 1998 from $5.4 million for the quarter ended June 30, 1997. Interest and fees on loans increased $1.2 million, or 28.0%, to $5.3 million for the quarter ended June 30, 1998 from $4.1 million for the quarter ended June 30, 1997. This increase was due primarily to an increase in average loans outstanding for the period of $54.9 million. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $2.2 million, or 169.1%, to $3.5 million for the quarter ended June 30, 1998 from $1.3 million for the quarter ended June 30, 1997. This increase in investment income was the result of an increase in the average balance of securities owned of $126.2 million, or 164.5%, to $202.9 million for the quarter ended June 30, 1998 from $76.7 million for the quarter ended June 30, 1997.

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

     The decrease in average yield on interest-earning assets from 8.41% for the quarter ended June 30, 1997 to 7.98% for the same period in 1998, was largely the result of the Company's strategy to increase its position in investment securities which have an incrementally lower yield than the existing interest earning asset base. Therefore, as a result, the total yield on interest earning assets declined.

     The Company's total interest expense increased $2.5 million, or 87.3%, to $5.4 million for the quarter ended June 30, 1998 from $2.9 million for the quarter ended June 30, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $176.5 million, or 80.8%, to $394.9 million for the quarter ended June 30, 1998 from $218.4 million for the quarter ended June 30, 1997. The average rate paid on interest-bearing liabilities increased 19 basis points to 5.49% for the quarter ended June 30, 1998 from 5.30% for the quarter ended June 30, 1997 due primarily to the increase in average FHLB advances of $138.2 million which were borrowed at higher incremental rate than the Company's existing interest-bearing liability base.

     Interest expense on time deposits increased $473,000, or 19.5%, to $2.9 million for the quarter ended June 30, 1998 from $2.4 million for the quarter ended June 30, 1997. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $21.1 million, or 12.6%, to $189.0 million for the quarter ended June 30, 1998 from $167.9 million for the quarter ended June 30, 1997.

     Interest expense on FHLB advances and overnight federal funds purchased was $2.0 million for the quarter ended June 30, 1998. At June 30, 1998, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $80,000 for the quarters ended June 30, 1998 and 1997.


Non-Interest Income

     Total non-interest income increased $20,000 or 5.9%, to $359,000 for the quarter ended June 30, 1998 from $339,000 for the quarter ended June 30, 1997. This was mainly attributable to an increase from service fee income related to loans.


Non-Interest Expenses

     Total non-interest expenses increased $340,000, or 16.0% to $2.5 million for the quarter ended June 30, 1998 from $2.1 million for the quarter ended June 30, 1997. Salaries and benefits increased $129,000, or 11.9%, to $1.2 million for the quarter ended June 30, 1998 from $1.1 million for the quarter ended June 30, 1997. The increase was due primarily to an increase in staff as a result of the expansion of the branches.

     Occupancy and equipment expenses increased $70,000, or 23.3%, to $370,000 for the quarter ended June 30, 1998 from $300,000 for the quarter ended June 30, 1997 as a result of opening three additional branch offices.

     Other non-interest expense increased $141,000, or 18.9%, to $888,000 for the quarter ended June 30, 1998 from $747,000 for the same period in 1997 as a result of additional legal and real estate costs allocated with non-performing assets, higher advertising expenses, as well as, insurance deductible costs related to a branch robbery and customer fraud.


Provision for Income Taxes

     The provision for income taxes increased $192,000, or 94.1%, to $396,000 for the quarter ended June 30, 1998 from $204,000 for the quarter ended June 30, 1997. This increase is mainly the result of the increase in pre-tax income from 1997 to 1998. The effective tax rate in 1998 increased to 33.0% from 30.0% in 1997 primarily due to the recognition of certain tax benefits in 1997, as a result of the merger with ExecuFirst Bancorp, Inc.


Six Months Ended June 30, 1998 Compared to June 30, 1997

Results of Operations:

Overview

     The Company's net income increased $704,000, or 28.4%, to $3.2 million for the six months ended June 30, 1998, from $2.5 million for the six months ended June 30, 1997. The earnings increased primarily due to an increase in the Company's net interest income. Diluted earnings per share for the six months ended June 30, 1998 was $0.54 compared to $0.55, for the six months ended June 30, 1997, due to the increase in net income, offset by the effect of the stock offering during the fourth quarter of 1997, by which 1,150,000 additional shares were issued resulting in a materially larger number of average shares outstanding for the six months ended June 30, 1998.

Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Company's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

     The Company's net interest income increased $1.8 million, or 33.5%, to $6.9 million for the six months ended June 30, 1998 from $5.1 million for the six months ended June 30, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due to the purchase of investment securities primarily funded by borrowings, and also in part to increased business development. The Company's total interest income increased $5.9 million, or 54.3%, to $16.8 million for the six months ended June 30, 1998 from $10.9 million for the six months ended June 30, 1997. Interest and fees on loans increased $2.2 million, or 27.1%, to $10.1 million for the six months ended June 30, 1998 from $8.0 million for the six months ended June 30, 1997. This increase was due primarily to an increase in average loans outstanding for the period of $48.1 million. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $3.8 million, or 145.9%, to $6.5 million for the six months ended June 30, 1998 from $2.6 million for the six months ended June 30, 1997. This increase in investment income was the result of an increase in the average balance of securities owned of $110.6 million, or 140.1%, to $189.5 million for the six months ended June 30, 1998 from $78.9 million for the six months ended June 30, 1997.

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

     The decrease in average yield on interest-earning assets from 8.21% for the six months ended June 30, 1997 to 8.03% for the same period in 1998, was largely the result of the Company's strategy to purchase investment securities as part of a leverage program, which has a lower yield than the existing asset base. Therefore, the overall yield on interest earning assets has decreased.

The Company's total interest expense increased $4.2 million, or 72.9%, to $9.9 million for the six months ended June 30, 1998 from $5.7 million for the six months ended June 30, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $146.6 million, or 67.1%, to $365.1 million for the six months ended June 30, 1998 from $218.5 million for the six months ended June 30, 1997. The average rate paid on interest-bearing liabilities increased 18 basis points to 5.50% for the six months ended June 30, 1998 from 5.32% for the six months ended June 30, 1997 due primarily to the increase in average FHLB advances of $121.2 million which were borrowed at higher incremental rate than the Company's existing interest-bearing liability base.

     Interest expense on time deposits increased $758,000, or 15.4%, to $5.7 million for the six months ended June 30, 1998 from $4.9 million for the six months ended June 30, 1997. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $14.3 million, or 8.3%, to $186.6 million for the six months ended June 30, 1998 from $172.3 million for the six months ended June 30, 1997.

     Interest expense on FHLB advances was $3.5 million for the six months ended June 30, 1998. At June 30, 1998, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program during the first quarter in 1998.


Provision for Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses increased $100,000, to $210,000 for the six months ended June 30, 1998 from $110,000 for the six months ended June 30, 1997 due to an increase in average loans outstanding of $48.1 million from June 30, 1997 to June 30, 1998.

Non-Interest Income

     Total non-interest income increased $163,000 or 6.6%, to $2.6 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997. The increase was due primarily to a $145,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in 1998. Additionally, there was an increase in service fees of $30,000 to $218,000 for the six months ended June 30, 1998 from $188,000 for the six months ended June 30, 1997, due to an average increase in core deposits of $14.5 million.


Non-Interest Expenses

     Total non-interest expenses increased $570,000, to $4.5 million for the six months ended June 30, 1998 from $4.0 million for the six months ended June 30, 1997. Salaries and benefits increased $373,000, or 18.4%, to $2.4 million for the six months ended June 30, 1998 from $2.0 million for the six months ended June 30, 1997. The increase was due primarily to an increase in staff as a result of the expansion of the branches.

     Occupancy and equipment expenses increased $170,000, or 38.3%, to $722,000 for the six months ended June 30, 1998 from $552,000 for the six months ended June 30, 1997 as a result of opening three additional branch offices.

     Other non-interest expense increased $28,000, or 2.0%, to $1,411,000 for the six months ended June 30, 1998 from $1,383,000 for the same period in 1997 as a result of additional legal and real estate costs associated with non-performing assets, higher advertising expenses, as well as, insurance deductible costs related to a branch robbery and customer fraud.


Provision for Income Taxes

     The provision for income taxes increased $512,000, or 48.2%, to $1.6 million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997. This increase is mainly the result of the increase in pre-tax income from 1997 to 1998. The effective tax rate in 1998 increased to 33.0% from 30.0% in 1997 primarily due to the recognition of certain tax benefits in 1997, as a result of the merger with ExecuFirst Bancorp, Inc.


Financial Condition:

June 30, 1998 Compared to December 31, 1997

     Total assets increased $88.7 million, or 23.6%, to $464.2 million at June 30, 1998 from $375.5 million at December 31, 1997. The increase in assets was the result of higher levels of loans and securities, which were funded by the increase in deposits and a net increase in other borrowed funds. Net loans increased $32.5 million, or 15.5%, to $242.5 million at June 30, 1998 from $210.0 million at December 31, 1997. This increase in loans was mainly attributable to the growth in residential mortgages of $27.5 million. Investment securities increased $38.2 million, or 25.8%, to $186.2 million at June 30, 1998 from $148.0 million at December 31, 1997. The increase was due primarily to the purchase of $60.0 million in securities from funds generated through other borrowed funds as part of the Company's leveraged funding strategy, which is intended to increase earnings.

     Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $8.2 million, or 129.6%, to $14.5 million at June 30, 1998 from $6.3 million at December 31, 1997.

     Premises and equipment, net of accumulated depreciation, increased $1.1 million to $3.6 million at June 30, 1998 from $2.5 million at December 31, 1997. The increase was attributable mainly to the renovations of the second floor at 1608 Walnut Street for the Company's Operations Department, in addition to renovations to the 1601 Market Street Branch, which replaced the 1515 Market Street Branch.

     Total liabilities increased $85.6 million, or 25.1%, to $426.4 million at June 30, 1998 from $340.8 million at December 31, 1997. Deposits, the Company's primary source of funds, increased $19.7 million, or 7.9% to $268.1 million at June 30, 1998 from $248.4 million at December 31, 1997. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $11.6 million, or 17.0%, to $79.4 million at June 30, 1998 from $67.8 million at December 31, 1997. Certificates of deposit increased by $8.2 million, or 4.5%, to $188.8 million at June 30, 1998 from $180.6 million at December 31, 1997.

     Other borrowed funds were $150.1 million at June 30, 1998 as compared to $85.9 million at December 31, 1997. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.


Interest Rate Risk Management

     Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Company typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less. Maintaining an appropriate match is a method of avoiding wide fluctuations in net interest margin during periods of changing interest rates.

     The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates and a positive GAP suggests the converse.

     Static Gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow, which also considers prepayments, based on historical data and current market trends. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the gap analysis, these deposits are not considered to reprice simultaneously. Accordingly, portions of the deposits are moved into time periods exceeding one year.

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

     The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

     Management presently believes that the effect on the Company of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the Company has generally more interest sensitive liabilities repricing during the next year, than interest earning assets. However, a decrease in interest rates generally could have a positive effect on the Company, due to the timing difference between repricing the Company's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets.

     Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates. The Finance Committee is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income. The Company's Finance Committee acts as its asset/liability committee.

     The following table presents a summary of the Company's interest rate sensitivity GAP at June 30, 1998. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

                               First Republic Bank
                             Interest Sensitive Gap
                                  June 30, 1998

                                     -----------------------------------------------------------------------------------
                                       0 - 90        91 - 180      181 - 365        1 - 5        5 Yrs &
                                        Days          Days            Days          Years          Over          Total
                                     -----------------------------------------------------------------------------------
Interest Sensitive Assets:

Interest Bearing Balances
    Due From Banks                        $138             $0             $0             $0             $0          $138
Federal Funds Sold                       4,149             --             --             --             --         4,149
Investment Securities                   19,527         29,639         24,011         66,274         46,747       186,198
Loans                                   88,876         21,864         10,018        105,568         18,384       244,710
                                     -----------------------------------------------------------------------------------

Totals                                 112,690         51,503         34,029        171,842         65,131       435,195
                                     ===================================================================================


Cumulative Totals                    $ 112,690      $ 164,193      $ 198,222      $ 370,064      $ 435,195
                                     =====================================================================


Interest Sensitive Liabilities:

Demand Interest Bearing              $   6,583      $      --      $      --      $   3,292      $   3,292     $  13,167
Savings Accounts                         1,475             --             --                         1,475         2,950
Money Market Accounts                   18,602             --             --          9,301          9,301        37,204
FHLB Borrowings                         42,680         26,800         30,600         50,000             --       150,080
Time Deposits                           62,929         28,685         35,976         61,160              5       188,755
                                     -----------------------------------------------------------------------------------

Totals                               $ 132,268      $  55,485      $  66,576      $ 123,753      $  14,073       392,155


Cumulative Totals                    $ 132,268      $ 187,753      $ 254,329      $ 378,082      $ 392,155
                                     =====================================================================

GAP                                  $ (19,578)     $  (3,982)     $ (32,547)     $  48,089      $  51,058     $  43,040


Cumulative GAP                       $ (19,578)     $ (23,560)     $ (56,107)     $  (8,018)     $  43,039     $      --

Interest Sensitive Assets/
  Interest Sensitive Liabilities           0.9            0.9            0.8            1.0           1.1

First Republic's Guideline                                        0.8 to 1.2

Cumulative GAP/
  Total Earning Assets                    -4.5%          -5.4%         -12.9%          -1.8%          9.9%

First Republic's Guideline                                         +/- 20.00%

Total Earning Assets                   435,195

Capital Resources

     The Bank is required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 12.16% and 12.56% at June 30, 1998 and December 31, 1997, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on June 30, 1998 and December 31, 1997 was 11.30% and 11.65%, respectively. At June 30, 1998, and December 31, 1997, the Bank exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania guidelines.

     Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total quarterly average assets") of at least 5%, a Tier l capital to risk-weighted assets ratio of at least 4%, and a total capital to weighted-risk assets ratio of at least 8%. At June 30, 1998 and December 31, 1997, the Bank's leverage ratio was 6.21% and 7.86% respectively. At June 30, 1998 and December 31, 1997, the consolidated company's leverage ratio was 8.07% and 10.40%, respectively. Accordingly, at June 30, 1998 and December 31, 1997, the Bank was considered "well capitalized" under FRB and FDIC regulations.

     Shareholders' equity in the Company as of June 30, 1998 totaled $37,965,000 compared to $34,622,000 as of December 31, 1997.

     Book value per share of the Company's common stock increased to $6.82 as of June 30, 1998 from $6.28 as of December 31, 1997.

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

The following table presents the Bank's capital regulatory ratios at June 30, 1998 and December 31, 1997:

                                                                                                                To be well
                                                                                                             capitalized under
                                                                                For capital                     FRB capital
                                                 Actual                      adequacy purposes                   guidelines
(Dollars in thousands)                   Amount          Ratio           Amount              Ratio          Amount         Ratio
                                        -----------------------------------------------------------------------------------------
As of June 30, 1998:

 Total  risk based capital              $31,232          12.16%          $20,557              8.00%        $25,695         10.00%
 Tier I capital                          29,047          11.30%           10,278              4.00%         15,417          6.00%
 Tier I (leveraged) capital              29,047           6.21%           23,357              5.00%         23,357          5.00%


As of December 31, 1997:

     Total  risk based capital          $28,003          12.56%          $17,831              8.00%         $22,289        10.00%
     Tier I capital                      25,975          11.65%            8,916              4.00%          13,374         6.00%
     Tier I (leveraged) capital          25,975           7.86%           16,525              5.00%          16,525         5.00%


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

Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. The Company's liquid assets totaled $14.5 million at June 30, 1998 compared to $6.3 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity.

     Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Company utilizes a variety of these methods of liability liquidity. At June 30, 1998, the Company had $79.1 million in unused lines of credit available to it under arrangements with correspondent banks compared to $50.1 million at December 31, 1997. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

     At June 30, 1998, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $17.1 million. Certificates of deposit which are scheduled to mature within one year totaled $131.5 million at June 30, 1998, and other borrowed funds that are scheduled to mature within the same period amounted to $14.4 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     The Company's target and actual liquidity levels are determined and managed based on management's comparison of the maturities and marketability of the Company's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Company's liquidity needs. The Company has established collateralized lines of credit from correspondents to assist in managing the Company's liquidity position. These lines of credit total $5 million in the aggregate. Additionally, the Company has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $234.2 million. An aggregate of $150.1 million was outstanding on the aforementioned lines of credit at June 30, 1998. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

     Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended June 30, 1998 and December 31, 1997 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1998 and 1997, as the Company has grown its deposit base and increased its other borrowed funds to fund anticipated loan growth.

     The Company's Finance Committee also acts as an Asset/Liability Management Committee, which is responsible for managing the liquidity, position and interest sensitivity of the Company. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Company's interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.


Securities Portfolio

     The  Company  classifies  its  securities  under  one of these  categories:
"held-to-maturity" which is accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; "available-for-sale" which is accounted for at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity; or "trading" which is accounted for at fair market value, with unrealized gains and losses reported as a component of net income. The Company does not hold "trading" securities.

     At June 30, 1998, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $2,720,000 and $2,725,000 as of June 30, 1998. The net unrealized gain on securities available-for-sale, as of this date, was $0.

The following table represents the carrying and estimated fair values of Investment Securities at June 30, 1998.

                                                                   Gross           Gross
                                             Amortized           Unrealized      Unrealized
Available-for-Sale                              Cost                Gain            Loss          Fair Value
                                        ---------------------------------------------------------------------
Mortgage-backed                               $2,720,000            $5,000                $0       $2,725,000
                                        ---------------------------------------------------------------------
Total Available-for-Sale                      $2,720,000            $5,000                $0       $2,725,000

                                                                   Gross           Gross
                                             Amortized           Unrealized      Unrealized
Held-to-Maturity                                Cost                Gain            Loss          Fair Value
                                        ---------------------------------------------------------------------

Mortgage-backed                             $116,334,000          $837,000        $(244,000)     $116,927,000
US Government Agencies                        49,663,000           192,000           (3,000)       49,852,000
Other                                         17,476,000            66,000           (5,000)       17,537,000
                                        ---------------------------------------------------------------------
Total Held-to-Maturity                      $183,473,000        $1,095,000        $(252,000)     $184,316,000

Loan Portfolio

     The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans.
Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Company's commercial loans generally range from $250,000 to $750,000 in amount.

     The Company's net loans increased $32.5 million, or 15.5%, to $242.5 million at June 30, 1998 from $210.0 million at December 31, 1997, which were primarily funded by an increase in other borrowed funds.

     The following table sets forth the Company's gross loans by major categories for the periods indicated:

                               As of June 30, 1998             As of December 31, 1997
                            Balance          % of Total       Balance          % of Total
                         --------------------------------------------------------------
Real Estate:
    1-4 Family           $108,325,000           44.3%      $ 71,241,000           33.6%
    Multi-Family            8,739,000            3.6%         7,125,000            3.4%
    Comm RE                87,346,000           35.7%        87,701,000           41.4%
                         --------------------------------------------------------------
Total Real Estate         204,410,000           83.6%       166,067,000           78.4%

Commercial                 38,208,000           15.6%        42,519,000           20.0%
Other                       2,092,000            0.8%         3,441,000            1.6%
                         --------------------------------------------------------------
Total Loans              $244,710,000          100.0%      $212,027,000          100.0%



Credit Quality

     The Company's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans monthly to ensure that proper standards are maintained.

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

     While a loan is classified as nonaccrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.


     The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                      June 30,      December 31,
                                                        1998            1997
                                                 ------------------------------



Loans accruing, but past due 90 days or more             $386,000     $113,000
Nonaccrual loans ..............................         1,518,000    1,800,000
                                                 ------------------------------
Total non-performing loans (1).................         1,904,000    1,913,000
Foreclosed real estate.........................         1,944,000    1,944,000
                                                 ------------------------------
      Total non-performing assets(2)...........        $3,848,000   $3,857,000
                                                 ==============================

Non-performing loans as a percentage of total
  loans, net of unearned income................              0.78%        0.90%
Non-performing assets as a percentage of total
   assets......................................              0.83%        1.03%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).


     At June 30, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $61.0 million, which represented 24.9% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

     Foreclosed real estate is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

     Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 1998, all identified potential problem loans are included in the preceding table.

     The Company had no credit exposure to "highly leveraged transactions" at June 30, 1998, as defined by the FRB.

Allowance for Loan Losses

     A detailed analysis of the Company's allowance for loan losses for the six months ended June 30, 1998, and 1997:

                                                     For the six months ended June 30,

                                                          1998                1997
                                                     --------------------------------
          Balance at beginning of period .......     $   2,028,000      $   2,092,000
          Charge-offs:
             Commercial ........................            53,000             54,000
             Real estate .......................                 0                  0
             Consumer ..........................                 0                  0
                                                     --------------------------------
                Total charge-offs ..............            53,000             54,000
                                                     --------------------------------
          Recoveries:
             Commercial ........................            32,000             47,000
             Real estate .......................                 0             19,000
             Consumer ..........................            18,000              3,000
                                                     --------------------------------
                Total recoveries ...............            50,000             69,000
                                                     --------------------------------
          Net charge-offs ......................             3,000            (15,000)
                                                     --------------------------------
          Provision for loan losses ............           210,000            110,000
                                                     --------------------------------
             Balance at end of period ..........     $   2,235,000      $   2,217,000
             Average loans outstanding(1) ......     $ 237,194,000      $ 174,603,000


          As a percent of average loans(1):
             Net charge-offs ...................              0.00%             (0.01%)
             Provision for loan losses .........              0.09%              0.06%
             Allowance for loan losses .........              0.94%              1.27%
          Allowance for possible loan losses to:
             Total loans, net of unearned income              0.91%              1.20%
             Total non-performing loans ........            117.38%            113.01%

(1)  Includes nonaccruing loans.

     Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate based upon the loan portfolio composition, classified problem loans, and general economic conditions. The Company's Board of Directors periodically reviews the status of all nonaccrual and impaired loans and loans criticized by the Company's regulators and internal loan review officer. The internal loan review officer reviews both the loan portfolio and the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a supplemental reserve allocation as a measure of conservatism for any unforeseen loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the finding of the loan review program on a monthly basis.

     Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Company's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At June 30, 1998, approximately $341,000 or 15.3% of the allowance for loan losses is allocated to protect the Company against potential yet undetermined losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb future loan losses in any loan category.

                                              At June 30, 1998 and December 31, 1997
                                                1998                                   1997
                                       Amount           Percent                Amount         Percent
                                                       Of Loans                              Of Loans
                                                        In Each                               In Each
                                                       Category                              Category
                                                      To Loans(1)                           to Loans(1)
Allocation of allowance
 for loan losses:
   Commercial.................         $1,634,000        51.30%              $1,595,000       61.42%
   Residential real estate ...            193,000        47.84%                  41,000       36.96%
   Consumer and other.........             67,000         0.86%                  58,000        1.62%
   Unallocated................            341,000                               334,000
                                    --------------                     -----------------
      Total...................         $2,235,000                            $2,028,000
                                    ==============                     =================

     The unallocated allowance increased $7,000 to $341,000 at June 30, 1998 from $334,000 at December 31, 1997.

(1) Gross loans net of unearned income and allowance for loan loss.


The Company had delinquent loans as of June 30, 1998 and December 31, 1997 as follows; (i) 30 to 59 days past due, consisted of commercial and consumer loans respectively in the aggregate principal amount of $297,000 and $2,694,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $932,000 and $340,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At June 30, 1998 and December 31, 1997, substandard loans totaled approximately $1,502,000 and $2,402,000 respectively; and doubtful loans totaled approximately $16,000 and $16,000 respectively.

Deposit Structure

     Total deposits at June 30, 1998 consisted of approximately $26.0 million in non-interest-bearing demand deposits, approximately $13.2 million in interest-bearing demand deposits, approximately $40.2 million in savings deposits and money market accounts, approximately $163.9 million in time deposits under $100,000, and approximately $24.9 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

     The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the six months ended June 30, 1998 and the year ended December 31, 1997.

                                                         Average Deposit Table
                                                 For the six months ended June 30, 1998
                                                  and the year ended December 31, 1997
                                             Balance       Rate         Balance     Rate
                                             -------       ----         -------     ----
                                                      1998                      1997
Non-interest-bearing balances (1) ....     $47,377,000      N/A       $25,551,000    N/A
                                        ==================================================

Money market and savings deposits ....      38,093,000     3.03%      34,141,000    2.88%
Time deposits.........................     186,570,000     6.13%     174,887,000    5.92%
Demand deposits, interest-bearing ....      11,207,000     2.51%       8,428,000    2.50%
                                        --------------------------------------------------

Total interest-bearing deposits ......    $235,870,000     5.49%    $217,456,000    5.31%
                                        ==================================================

(1) Note that approximately $8.2 million of these balances during the six months ended June 30, 1998 are related to the Tax Refund Program.


     The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of June 30, 1998 and December 31, 1997.

                                                         June 30,      December 31,
                                                           1998            1997
                                                       ---------------------------
          Maturing in:
             Three months or less ................     $11,526,000     $ 9,896,000
             Over three months through six months        6,334,000       8,726,000
             Over six months through twelve months       2,423,000       7,233,000
             Over twelve months ..................       4,606,000       2,719,000
                                                       ---------------------------
                Total ............................     $24,889,000     $28,574,000
                                                       ===========================

Commitments

     In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At June 30, 1998 and December 31, 1997, firm loan commitments approximated $17.1 million and $17.3 million respectively and commitments of standby letters of credit approximated $417,000 and $453,000, respectively.


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

     In response to the year 2000 issue, the Company had adopted a comprehensive plan implemented during 1997, and to be completed by year end 1998. This plan identifies systems which could be affected by the year 2000 issue, and either internally tests potentially affected systems, or requests certification from the relevant software vendors to ascertain whether the system is in compliance. The Company's plan is to resolve potential problems that are identified, by the given target date. Although management believes that it has addressed the major areas with respect to Year 2000 compliance, there can be no assurances that the Company will not be impacted by Year 2000 complications. The Company estimates that the dollar cost to the Company to be in compliance with the year 2000 Issue will range from $175,000 to $250,000 over the next eighteen months. These costs include new equipment and software purchases in addition to testing applications prior to the year 2000.

Recent Accounting Pronouncements:


Operating Segment Disclosure

     In June 1997, the Financial Accounting Standard Borad ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement of FASB No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of net investments in foreign operations. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. The statement eliminates the accounting provisions outlined in SFAS 52, "Foreign Currency Translation" related to forward contracts, as accounting for all foreign currency derivatives will be governed under SFAS 133.
Prospective application of Statement 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. The
Company has not yet determined the effect that Statement 133 will have on its balance sheet upon adoption.

                           PART II - OTHER INFORMATION


     Item 1: Legal Proceedings

     The Company, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Company believes that it has a valid defense to this claim. In addition, one of these loans in the amount of $612,000, was sold by the Company to a mortgage banker who is now alleging that the Company breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages. The Company believes its actions were proper, that the lien is enforceable as a first lien, and it intends to vigorously defend these claims and, to the extent necessary, seek recourse from other parties who may have participated in this allegedly fraudulent scheme.

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

          3(b)      Amended and Restated Bylaws of the Company.*

          4(b)(i) Amended and Restated Articles of Incorporation of the Company, as amended.*

          4(b)(ii)  Amended and Restated Bylaws of the Company.*

          10        Amended and Restated Material Contracts.- None

          10(a) Agreement and Plan of Merger by and between the Company and Republic Bancorporation, Inc. dated November 17, 1996.*

          11 Computation of Per Share Earnings See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

          21        Subsidiaries of the Company.

     All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

     *Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.

Reports on Form 8-K

     The   Company   filed  a  form  8-K  on  May  22,  1998   announcing   that
Jackson-Hewitt, Inc. has decided to review the structure of the Tax Refund Program with the Company and others, and pending this review, it has advised the Company that it is not renewing its agreement with the Company for the program for the year 2000. Under the existing agreement with Jackson-Hewitt, the program will remain in effect through October 1999 and will be effective for the 1999 tax season.

     The Company filed a form 8-K on June 17, 1998 announcing that the Board of Directors has elected Jere A. Young as President and Chief Executive Officer of the Company and as a Director of the Bank. Rolf A. Stensrud will continue to be President and Chief Executive Officer of the Bank and Executive Vice President of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            Republic First Bancorp, Inc.



                            ----------------------------------------------------
                            Jere A. Young
                            President and Chief Executive Officer



                            ----------------------------------------------------
                            George S. Rapp
                            Executive Vice President and Chief Financial Officer


Dated: July 31, 1998