Form 10QSB
period 1998-09-30
REPUBLIC FIRST BANCORP INC
filed 1998-11-16
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1998

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

              5,547,993 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 1998

                        Exhibit index appears on page 35

                                TABLE OF CONTENTS

                                                                           Page
Part I: Financial Information

Item 1: Financial Statements                                                 3

Item 2: Management's Discussion and Analysis of Financial Condition and     14
        Results of Operations

Part II: Other Information

Item 1: Legal Proceedings                                                   35

Item 2: Changes in Securities                                               35

Item 3: Defaults upon Senior Securities                                     35

Item 4: Submission of Matters to a Vote of Security Holders                 35

Item 5: Other Information                                                   35

Item 6: Exhibits and Reports on Form 8-K                                    36

                         PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements


                                                                     Page Number


(1)      Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997................................................  4

(2)      Consolidated  Statements of Operations for three and nine months ended
         September 30, 1998 and 1997......................................  5

(3)      Consolidated  Statements  of Cash  Flows  for the  nine  months  ended
         September 30, 1998 and 1997......................................  7

(4)      Notes to Consolidated Financial Statements.......................  8

                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 as of September 30, 1998 and December 31, 1997

ASSETS:                                                         1998                1997
                                                             (unaudited)
Cash and due from banks                                    $   9,801,000      $   5,850,000
Interest - bearing deposits with banks                           799,000            476,000
                                                           -------------      -------------
    Total cash and cash equivalents                           10,600,000          6,326,000

Securities available for sale, at fair value                 148,362,000          2,950,000
Securities held to maturity at amortized cost                 40,058,000        145,030,000
    (fair value of $40,137,000 and $147,303,000,
     respectively)

Loans receivable, (net of allowance for loan losses of
2,324,000 and $2,028,000, respectively)                      264,422,000        209,999,000
Premises and equipment, net                                    3,990,000          2,534,000
Real estate owned                                              2,673,000          1,944,000
Accrued income and other assets                               10,650,000          6,679,000
                                                           -------------      -------------

Total Assets                                               $ 480,755,000      $ 375,462,000
                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                              $  24,550,000      $  32,885,000
Demand - interest-bearing                                     13,141,000          8,587,000
Money market and savings                                      31,536,000         26,341,000
Time                                                         176,688,000        152,014,000
Time over $100,000                                            25,351,000         28,574,000
                                                           -------------      -------------
    Total Deposits                                           271,266,000        248,401,000

Other borrowed funds                                         162,136,000         85,912,000
Accrued expenses and other liabilities                         8,634,000          6,527,000
                                                           -------------      -------------

Total Liabilities                                          $ 442,036,000      $ 340,840,000
                                                           -------------      -------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000
    Shares authorized; shares issued and outstanding
    5,545,993 as of September 30, 1998
    And 5,515,517 as of December 31, 1997                         55,000             55,000
Treasury Stock                                                   (17,000)                 0
Additional paid in capital                                    26,409,000         26,364,000
Retained earnings                                             11,563,000          8,198,000
Accumulated other comprehensive income, net of tax               709,000              5,000
                                                           -------------      -------------
Total Shareholders' Equity                                    38,719,000         34,622,000
                                                           -------------      -------------
Total Liabilities and Shareholders' Equity                 $ 480,755,000      $ 375,462,000
                                                           =============      =============

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1998 and 1997

                                                              Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                            1998               1997            1998              1997
                                                        ------------      ------------     ------------     ------------
Interest income:
   Interest and fees on loans                           $  5,737,000      $  4,364,000     $ 15,841,000     $ 12,316,000
   Interest on federal funds sold                              7,000            10,000          214,000          300,000
   Interest on investments                                 3,070,000         1,565,000        9,530,000        4,192,000
                                                        ------------      ------------     ------------     ------------
   Total Interest Income                                   8,814,000         5,939,000       25,585,000       16,808,000
                                                        ------------      ------------     ------------     ------------

Interest expense:
   Demand interest-bearing                                    84,000            49,000          256,000          159,000
   Money market and savings                                  322,000           233,000          861,000          692,000
   Time over $100,000                                        373,000           390,000        1,155,000        1,214,000
   Time                                                    2,609,000         2,285,000        7,496,000        6,373,000
   Other borrowed funds                                    2,031,000           373,000        5,557,000          621,000
                                                        ------------      ------------     ------------     ------------
Total interest expense                                     5,419,000         3,330,000       15,325,000        9,059,000
                                                        ------------      ------------     ------------     ------------
Net interest income                                        3,395,000         2,609,000       10,260,000        7,749,000
                                                        ------------      ------------     ------------     ------------
Provision for loan loss                                       80,000            30,000          290,000          140,000
                                                        ------------      ------------     ------------     ------------
Net interest income after provision for loan losses        3,315,000         2,579,000        9,970,000        7,609,000
                                                        ------------      ------------     ------------     ------------

Non-interest income:
    Service fees                                             143,000           129,000          347,000          291,000
    Tax Refund Program revenue                                     0             5,000        2,383,000        2,239,000
    Miscellaneous Income                                      31,000            18,000           82,000           96,000
                                                        ------------      ------------     ------------     ------------
                                                             174,000           152,000        2,812,000        2,626,000
Non-interest expense:
    Salaries and benefits                                  1,390,000         1,056,000        3,788,000        3,083,000
    Occupancy/Equipment                                      369,000           315,000        1,101,000          867,000
    Loss from Mortgage Affiliate                           1,032,000                 0        1,145,000                0
    Other expenses                                         1,057,000           561,000        2,347,000        1,944,000
                                                        ------------      ------------     ------------     ------------
                                                           3,848,000         1,932,000        8,381,000        5,894,000
                                                        ------------      ------------     ------------     ------------

Income/(loss) before income taxes                           (359,000)          799,000        4,401,000        4,341,000
Provision/(benefit) for income taxes                        (118,000)          274,000        1,457,000        1,337,000
                                                        ------------      ------------     ------------     ------------
Income/(loss) before cumulative effect of a
    change in accounting principle                          (241,000)          525,000        2,944,000        3,004,000
                                                        ------------      ------------     ------------     ------------
Cumulative effect of a change in accounting                  421,000                 0          421,000                0
                                                        ------------      ------------     ------------     ------------
    principle (Note 4)

Net income                                              $    180,000      $    525,000     $  3,365,000     $  3,004,000
                                                        ============      ============     ============     ============

Net income per share:
Basic:
      Income (loss) before cumulative effect
           of a change in accounting principle          $      (0.04)     $       0.13     $       0.53     $       0.73
      Cumulative effect of a change in
           accounting principle (Note 4)                $       0.07      $       0.00     $       0.07     $       0.00
                                                        ------------      ------------     ------------     ------------
      Net income                                        $       0.03      $       0.13     $       0.60     $       0.73
                                                        ============      ============     ============     ============


Diluted:
     Income/(loss) before cumulative effect
          of a change in accounting principle           $      (0.04)     $       0.12     $       0.50     $       0.67
     Cumulative effect of a change in
          accounting principle (Note 4)                 $       0.07      $       0.00     $       0.07     $       0.00
                                                        ------------      ------------     ------------     ------------
     Net income                                         $       0.03      $       0.12     $       0.57     $       0.67
                                                        ============      ============     ============     ============

Average common shares and common
equivalent shares

    Outstanding:
    Basic                                                  5,546,553         4,134,371        5,520,810        4,119,811
                                                        ------------      ------------     ------------     ------------
    Diluted                                                5,882,499         4,497,028        5,893,468        4,465,608
                                                        ------------      ------------     ------------     ------------

                (See notes to consolidated financial statements)

                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                     For The Nine Months Ended September 30
                                   (unaudited)

                                                                                 1998               1997
                                                                            -------------      -------------
Cash flows from operating activities:
     Net income                                                             $   3,365,000      $   3,004,000
     Adjustments to  reconcile  net  income to net cash
        provided  by  operating activities:
        Provision for loan losses                                                 290,000            140,000
        Write down of other real estate owned                                           0             70,000
        Depreciation and amortization                                             482,000            302,000
        Proceeds from sale of trading securities                               35,143,000                  0
        Loss from Mortgage Affiliate                                           (1,145,000)                 0
        Increase in accrued income
           and other assets                                                    (3,860,000)          (147,000)
        Increase in accrued expenses
           and other liabilities                                                2,107,000          1,070,000
                                                                            -------------      -------------
     Net cash used in operating activities                                     36,382,000          4,439,000
                                                                            -------------      -------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                                   (116,664,000)        (1,950,000)
           Held to Maturity                                                    (4,083,000)       (37,386,000)
     Proceeds from principal receipts, and
           maturities of securities                                            46,021,000         19,074,000
     Net increase in loans                                                    (55,258,000)       (14,715,000)
     Net increase/(decrease) in deferred fees                                     466,000                  0
     Purchase of other real estate owned                                                0         (1,406,00)
     Premises and equipment expenditures                                       (1,743,000)        (1,448,000)
                                                                            -------------      -------------

     Net cash used in investing activities                                   (131,261,000)       (37,831,000)
                                                                            -------------      -------------

Cash flows from financing activities:
     Net increase in demand, money
          market, and savings deposits                                          1,414,000         (1,998,000)
     Net increase/(decrease) in borrowed funds less than 90 days              (12,476,000)        27,346,000
     Net increase in borrowed funds greater than 90 days                       88,700,000                  0
     Net increase (decrease) in time deposits                                  21,451,000           (157,000)
     Purchases of Treasury Stock                                                  (17,000)                 0
     Net proceeds from exercise of stock options                                   81,000                  0
                                                                            -------------      -------------
     Net cash provided by financing activities                                 99,153,000         25,191,000
                                                                            -------------      -------------
Increase in cash and cash equivalents                                           4,274,000         (8,201,000)
Cash and cash equivalents, beginning of period                                  6,326,000         15,496,000
                                                                            -------------      -------------
Cash and cash equivalents, end of period                                    $  10,600,000      $   7,295,000
                                                                            =============      =============
Supplemental disclosure:
     Interest paid                                                          $   8,901,000      $   8,699,000
                                                                            =============      =============
Non-cash transactions:
     Net transfers of loans to real estate owned                                  718,000            539,000
     Changes in unrealized gain on securities available for sale                1,059,000                  0
     Change in deferred tax liability due to change in unrealized gain
          on securities available for sale                                       (348,000)                 0
     Transfer of securities from held to maturity to available for sale
          and trading                                                         138,861,000                  0
                                                                            =============      =============

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

         In the opinion of the Company,  the  accompanying  unaudited  financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the quarter and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September, 1998 and 1997. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1997 annual report.

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

         Additionally, the Company derives fee income from the Bank's participation in a Tax Refund Program, which indirectly funds consumer loans collateralized by federal income tax refunds. Approximately $2.4 million and $2.2 million in gross revenues were collected on these loans during the nine months ended September 30, 1998 and 1997, respectively. The Company expects to participate in the program again in 1999, however, tax code changes, banking regulations, as well as business decisions by the parties involved in the program may affect the Company's participation in the program in 1999. Subsequently, the Company does not expect to participate in the program in 2000.

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

         Significant estimates are made by management in determining the allowance for loan losses and carrying values of real estate owned and carrying value of the Company's equity investment. In determining the allowance for loan losses, consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned are dependent, to a great extent, on the general condition of the local economy and other conditions that may be beyond the Company's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term. An allowance for the future deterioration of the market value of puchased mortage servicing rights owned by the Company's mortgage banking affiliate has been established as of September 30, 1998, in the amount of $688,000. No such reserves were established as of September 30, 1997. The market value of mortgage servicing rights fluctuates with interest rate changes, prepayment speeds of the underlying collateral, and market demand. The Company established a reserve, since it is resonably possible that changes in interest rate, prepayment speeds of underlying collateral and general market conditions could impair the value of its equity investment.

Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods, which included September 30, 1998 and December 31, 1997, were $801,000 and $850,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

         The Company considers residential mortgage loans and consumer loans, including home equity lines of credit, to be homogeneous loans. These loan categories are collectively evaluated for impairment. Impaired commercial business loans and commercial real estate loans are individually measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair market value of the collateral.

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

Income Taxes

         Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is probable that some portion or all of the deferred tax assets will not be realized. No such valuations exist for the periods presented herein.

Reclassifications

         Certain items in the 1997 financial statements were reclassified to conform to 1998 presentation format. These reclassifications had no impact on net income.

Earnings Per Share

         In February 1997, the FASB issued SFAS Statement No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented upon adoption. The Company adopted SFAS Statement No. 128 effective December 31, 1997. All prior period earnings per share presentations have been restated to conform to this pronouncement.

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

         The following table is a comparison of EPS for the nine months ended September 30, 1998 and 1997.

                                                 Quarter to Date               |                  Year to Date
                                           1998                   1997         |        1998                      1997
                                    -------------------------------------------|----------------------------------------------------
Income/(loss)  before  cummulative                                             |
effect of a change  in  accounting  $(241,000)              $525,000           | $2,944,000                $3,004,000
principle   (numerator   for  both                                             |
calculations)                                                                  |
                                    -------------------------------------------|----------------------------------------------------
                                                                               |
                                     Shares    Per Share    Shares   Per Share |  Shares   Per Share        Shares     Per Share
Weighted average shares                                                        |
  for period                        5,546,553              4,134,371           | 5,520,810                 4,119,811
Basic EPS                                        $(0.04)               $  0.13 |             $  0.53                    $  0.73
Add common stock equivalents                                                   |
                                                                               |
Representing dilutive stock options   335,946                362,657           |   372,658                   345,797
Effect on basic EPS and CSE                     $  0.00                $( 0.01)|               $(0.03)                    $(0.06)
Equals total weighted average                                                  |
  Shares and CSE (diluted)          5,882,499              4,497,028           | 5,893,468                 4,465,608
Diluted EPS                                      $(0.04)               $  0.12 |             $  0.50                    $  0.67

Investment Securities

         Debt and equity securities are classified in one of three categories, as applicable, and are accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. As described in Note 4, the Company transferred $127.8 million of securities from held to maturity to available for sale and $50.4 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting.

Treasury Stock

         During 1998, the Company purchased 2,000 shares of its own stock as part of the buyback program. The purchased stock is accounted for as a deduction to common stock, paid in capital and retained earnings.

Comprehensive Income

         On January 1, 1998, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income." The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(amount in thousands)                                            Three months ended                      Nine months ended
                                                                    September 30                            September 30
                                                                1998                1997                1998                1997
                                                         ----------------    ----------------    ---------------     --------------
Net income                                                    $  180,000          $  525,000         $3,365,000          $3,004,000

Other comprehensive income, net of tax:
    Unrealized gains on securities:
         Unrealized holding gains during the period              704,000          $   (3,000)           704,000                   0
         Less: Reclassification adjustment for gains
              Included in net income                                   0                   0                  0                   0
                                                         ----------------    ----------------    ---------------     --------------
Comprehensive income                                          $  884,000          $  522,000         $4,069,000          $3,004,000
                                                         ================    ================    ===============     ==============

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

Note: 4 Cumulative Change in Accounting Principle

         The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the company transferred $106.4 million of securities from held to maturity to available-for-sale and $32.5 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to September 30, 1997

Results of Operations:

Overview

         The Company's net income decreased $345,000, or 65.7%, to $180,000 for the quarter ended September 30, 1998, from $525,000 for the quarter ended September 30, 1997. The earnings decreased primarily due to a loss from the Company's mortgage banking affiliate of approximately $1.0 million, including the Company's estimate of the impact of the devaluation of the affiliate's servicing portfolio, resulting from a decline in market rates. Partially offsetting this loss was a gain of $628,000 from the sale of investment securities, as part of a portfolio restructuring program, which reduced the Company's exposure to rapid repayment risk on its mortgage backed securities portfolio. Diluted earnings per share for the quarter ended September 30, 1998 was $0.03 compared to $0.12, for the quarter ended September 30, 1997, due to the decrease in net income, and the effect of the stock offering during the fourth quarter of 1997, by which 1,150,000 additional shares were issued resulting in a materially larger number of average shares outstanding for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997.

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

         The Company's net interest income increased $786,000, or 30.1%, to $3.4 million for the quarter ended September 30, 1998 from $2.6 million for the quarter ended September 30, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due to the purchase of investment securities primarily funded by borrowings, and also in part to increased business development.

The Company's total interest income increased $2.9 million, or 48.4%, to $8.8 million for the quarter ended September 30, 1998 from $5.9 million for the quarter ended September 30, 1997. Interest and fees on loans increased $1.4 million, or 31.5%, to $5.7 million for the quarter ended September 30, 1998 from $4.4 million for the quarter ended September 30, 1997. This increase was due primarily to an increase in average loans outstanding for the period of $72.2 million. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $1.5 million, or 96.2%, to $3.1 million for the quarter ended September 30, 1998 from $1.6 million for the quarter ended September 30, 1997. This increase in investment income was the result of an increase in the average balance of securities owned of $90.9 million, or 98.3%, to $183.4 million for the quarter ended September 30, 1998 from $92.5 million for the quarter ended September 30, 1997.

         The increase in the average balance of securities is the result of leveraged funding programs employed by the Company that utilize Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of these programs is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time to time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

         The decrease in average yield on interest-earning assets from 8.61% for the quarter ended September 30, 1997 to 8.04% for the same period in 1998, was largely the result of the Company's strategy to increase its position in investment securities which have an incrementally lower yield than the existing interest earning asset base. Therefore, as a result, the total yield on interest earning assets declined. However, net interest income is benefited by this strategy, as net interest income increases due to increased volume of investment securities, net of other borrowings.

         The Company's total interest expense increased $2.1 million, or 62.7%, to $5.4 million for the quarter ended September 30, 1998 from $3.3 million for the quarter ended September 30, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $128.8 million, or 48.5%, to $394.2 million for the quarter ended September 30, 1998 from $265.4 million for the quarter ended September 30, 1997. The average rate paid on interest-bearing liabilities increased 48 basis points to 5.51% for the quarter ended September 30, 1998 from 5.03% for the quarter ended September 30, 1997 due primarily to the increase in average FHLB advances of $124.2 million which were borrowed at higher incremental rate than the Company's existing interest-bearing liability base.

         Interest expense on time deposits increased $307,000 or 11.4%, to $3.0 million for the quarter ended September 30, 1998 from $2.7 million for the quarter ended September 30, 1997. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $17.3 million, or 9.8%, to $193.8 million for the quarter ended September 30, 1998 from $176.5 million for the quarter ended September 30, 1997.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.0 million for the quarter ended September 30, 1998. At September 30, 1998, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses were $80,000 and $30,000 for the quarters ended September 30, 1998 and 1997, respectively. This increase is due primarily to an increase in loans outstanding of $80.0 million from September 30, 1997 to September 30, 1998.

Non-Interest Income

         Total non-interest income increased $22,000 or 14.5%, to $174,000 for the quarter ended September 30, 1998 from $152,000 for the quarter ended September 30, 1997. This was mainly attributable to an increase from service fee income related to loans.

Non-Interest Expenses

         Total non-interest expenses increased $1.9 million, to $3.8 million for the quarter ended September 30, 1998 from $1.9 million for the quarter ended September 30, 1997. Salaries and benefits increased $334,000, or 31.6%, to $1.4 million for the quarter ended September 30, 1998 from $1.1 million for the quarter ended September 30, 1997. The increase was due primarily to an increase in staff as a result of the expansion of the branches. Also included in salary expense for the quarter ended September 30, 1998 was non-recurring executive severance costs of approximately $258,000.

         Occupancy and equipment expenses increased $54,000, or 17.1%, to $369,000 for the quarter ended September 30, 1998 from $315,000 for the quarter ended September 30, 1997 as a result of opening an additional branch office, during the fourth quarter of 1997.

         Other non-interest expense increased $1.5 million, to $2.1 million for the quarter ended September 30, 1998 from $561,000 for the same period in 1997. The mortgage servicing portfolio of the Company's mortgage banking affiliate was impacted by rapid refinancing of mortgages due to declining interest rates, causing the Company to record a $1.0 million loss to reflect its share of the loss recorded by the affiliate in the third quarter as well as the Company's reserve for the estimate of the impact of the devaluation of the affiliate's servicing  portfolio  resulting  from the decline in market  rates.  The Company believes that the reserve is adequate to fully address this impact. Additionally, legal and real estate costs associated with non-performing assets, as well as higher advertising expenses contributed to the overall increase.

Provision for Income Taxes

         The provision for income taxes decreased $185,000, or 67.5%, to $89,000 for the quarter ended September 30, 1998 from $274,000 for the quarter ended September 30, 1997. This decrease is mainly the result of the decrease in pre-tax income from 1997 to 1998.

Cumulative Effect of a Change in Accounting Principle

         The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS No. 133, the company transferred $106.4 million of securities from held to maturity to available-for-sale and $32.5 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

Nine months ended September 30, 1998 Compared to September 30, 1997

Results of Operations:

Overview

         The Company's net income increased $361,000 or 12.0%, to $3.4 million for the nine months ended September 30, 1998, from $3.0 million for the nine months ended September 30, 1997. The earnings increased primarily due to an increase in the Company's net interest income. Included in the results of operation for the nine months ended September 30, 1998 was a loss from the
Company's mortgage banking affiliate of approximately $1.0 million, including the Company's estimate of the impact of the devaluation of the affiliate's servicing portfolio, resulting from a decline in market rates. Partially offsetting this loss was a gain of $628,000 from the sale of investment securities, as part of a portfolio restructuring program, which reduced the Company's exposure to rapid repayment risk on its mortgage backed securities portfolio. Diluted earnings per share for the nine months ended September 30, 1998 was $0.57 compared to $0.67, for the nine months ended September 30, 1997, due to the increase in net income, partially offset by the effect of the stock offering during the fourth quarter of 1997, by which 1,150,000 additional shares were issued resulting in a materially larger number of average shares outstanding for the nine months ended September 30, 1998.

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

         The Company's net interest income increased $2.5 million, or 32.4%, to $10.3 million for the nine months ended September 30, 1998 from $7.7 million for the nine months ended September 30, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due to the purchase of investment securities funded by borrowings, and also in part to increased business development. The Company's total interest income increased $8.8 million, or 52.2%, to $25.6 million for the nine months ended September 30, 1998 from $16.8 million for the nine months ended September 30, 1997. Interest and fees on loans increased $3.5 million, or 28.6%, to $15.8 million for the nine months ended September 30, 1998 from $12.3 million for the nine months ended September 30, 1997. This increase was due primarily to an increase in average loans outstanding for the period of $46.5 million. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $5.3 million, to $9.5 million for the nine months ended September 30, 1998 from $4.2 million for the nine months ended September 30, 1997. This increase in investment income was the result of an increase in the average balance of securities owned of $94.1 million, to $177.6 million for the nine months ended September 30, 1998 from $83.5 million for the nine months ended September 30, 1997. The average yield on interest-earning assets of 8.13% for the nine months ended September 30, 1998 was unchanged for the same period in 1997.

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

         The Company's total interest expense increased $6.3 million, or 69.2%, to $15.3 million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $139.1 million, or 60.5%, to $368.9 million for the nine months ended September 30, 1998 from $229.8 million for the nine months ended September 30, 1997. The average rate paid on interest-bearing liabilities increased 29 basis points to 5.62% for the nine months ended September 30, 1998 from 5.33% for the nine months ended September 30, 1997 due primarily to the increase in average FHLB advances of $120.3 million which were borrowed at higher incremental rate than the Company's existing interest-bearing liability base.

         Interest expense on time deposits increased $1.1 million, or 14.0%, to $8.7 million for the nine months ended September 30, 1998 from $7.6 million for the nine months ended September 30, 1997. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $15.3 million, or 8.8%, to $189.0 million for the nine months ended September 30, 1998 from $173.7 million for the nine months ended September 30, 1997.

         Interest expense on FHLB advances was $5.6 million for the nine months ended September 30, 1998. At September 30, 1998, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program during the first quarter in 1998.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses increased $150,000, to $290,000 for the nine months ended September 30, 1998 from $140,000 for the nine months ended September 30, 1997 primarily due to an increase in loans outstanding of $80.0 million from September 30, 1997 to September 30, 1998. Non-Interest Income

         Total non-interest income increased $186,000 or 7.1%, to $2.8 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. The increase was due primarily to a $144,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in 1998. Additionally, there was an increase in service fees of $56,000 to $347,000 for the nine months ended September 30, 1998 from $291,000 for the nine months ended September 30, 1997, due to an average increase in core deposits of $3.9 million.

Non-Interest Expenses

         Total non-interest expenses increased $2.5 million, to $8.4 million for the nine months ended September 30, 1998 from $5.9 million for the nine months ended September 30, 1997. Salaries and benefits increased $705,000, or 22.9%, to $3.8 million for the nine months ended September 30, 1998 from $3.1 million for the nine months ended September 30, 1997. The increase was due primarily to an increase in staff as a result of the expansion of the branches. Also included in salary expense for the quarter ended September 30, 1998 was non-recurring executive severance costs of approximately $258,000.

         Occupancy and equipment expenses increased $234,000, or 27.0%, to $1.1 million for the nine months ended September 30, 1998 from $867,000 for the nine months ended September 30, 1997 as a result of opening four additional branch offices, during 1997 and 1998.

         Other non-interest expense increased $1.6 million, to $3.5 million for the nine months ended September 30, 1998 from $1.9 million for the same period in 1997. The mortgage servicing portfolio of the Company's mortgage banking affiliate was impacted by rapid refinancing of mortgages due to declining interest rates, causing the Company to record a $1.0 million loss to reflect its share of the loss recorded by the affiliate in the third quarter as well as the Company's reserve for the estimate of the impact of the devaluation of the affiliate's servicing portfolio resulting from the decline in market rates. The company believes that the reserve is adequate to fully address this impact. Additionally, legal and real estate cost associated with non-performing assets, higher advertising expenses, as well as, insurance deductible costs related to a branch robbery and customer fraud, contributed to the overall increase.

Provision for Income Taxes

         The provision for income taxes increased $327,000, or 24.4%, to $1.7 million for the nine months ended September 30, 1998 from $1.3 million for the nine months ended September 30, 1997. This increase is mainly the result of the increase in pre-tax income from 1997 to 1998. The effective tax rate in 1998 increased to 33.1% from 30.8% in 1997 primarily due to an increase in permanent tax difference items, compared to the same period in 1997.

Cumulative Effect of a Change in Accounting Principle

         The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS No. 133, the company transferred $106.4 million of securities from held to maturity to available-for-sale and $32.5 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

Financial Condition:

September 30, 1998 Compared to December 31, 1997

         Total assets increased $105.3 million, or 28.0%, to $480.8 million at September 30, 1998 from $375.5 million at December 31, 1997. The increase in assets was the result of higher levels of loans and securities, which were funded by the increase in deposits and a net increase in other borrowed funds. Net loans increased $54.4 million, or 25.9%, to $264.4 million at September 30, 1998 from $210.0 million at December 31, 1997. This increase in loans was mainly attributable to the growth in residential mortgages of $45.2 million. Investment securities increased $40.4 million, or 27.3%, to $188.4 million at September 30, 1998 from $148.0 million at December 31, 1997. The increase was due primarily to the purchase of $50.0 million in securities from funds generated through other borrowed funds as part of the Company's leveraged funding strategy, which is intended to increase earnings.

         Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $4.3 million, or 67.5%, to $10.6 million at September 30, 1998 from $6.3 million at December 31, 1997. This increase is mainly due to the funding related to the Bank's off-site Automated Teller Machines (ATM) network deployment of 103 throughout Pennsylvania and New Jersey.

         Premises and equipment, net of accumulated depreciation, increased $1.5 million to $4.0 million at September 30, 1998 from $2.5 million at December 31, 1997. The increase was attributable mainly to the renovations of the second floor at 1608 Walnut Street for the Company's Operations Department, in addition to renovations to the 1601 Market Street Branch, which replaced the 1515 Market Street Branch and the addition of the 1818 Market Street Branch, in Philadelphia PA.

         Total liabilities increased $101.2 million, or 29.7%, to $442.0 million at September 30, 1998 from $340.8 million at December 31, 1997. Deposits, the Company's primary source of funds, increased $22.8 million, or 9.2% to $271.2 million at September 30, 1998 from $248.4 million at December 31, 1997. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $1.4 million, or 2.1%, to $69.2 million at September 30, 1998 from $67.8 million at December 31, 1997. Certificates of deposit increased by $21.5 million, or 11.9%, to $202.0 million at September 30, 1998 from $180.6 million at December 31, 1997.

         Other borrowed funds were $162.1 million at September 30, 1998 as compared to $85.9 million at December 31, 1997. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.

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

         Management presently believes that the effect on the Company of any future rise in interest rates would be beneficial since the Company has generally more interest sensitive assets repricing during the next year, than interest bearing liabilities. However, a decrease in interest rates generally could have a detrimental effect on the Company, due to the timing difference between repricing the Company's liabilities, primarily certificates of deposit, and other borrowings, and the largely automatic repricing of its existing interest-earning assets.

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

         The following table presents a summary of the Company's interest rate sensitivity GAP at September 30, 1998. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

                                                         First Republic Bank
                                                       Interest Sensitive Gap
                                                         September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                      0 - 90       91 - 180      181 - 365         1 - 5        5 YRS &
                                       Days         Days            Days           Years          Over          Total
Interest Sensitive Assets:

Interest Bearing Balances
Due From Banks                      $     799     $       0      $       0      $       0      $       0     $     799
Federal Funds Sold                          0             0              0              0              0             0
Investment Securities                  53,537         9,910         19,113         52,325         53,514       188,399
Loans                                  83,419        11,359         21,133        114,162         36,666       266,739

Totals                                137,755        21,269         40,246        166,487         90,180       455,937

Cumulative Totals                   $ 137,755     $ 159,024      $ 199,270      $ 365,757      $ 455,937

Interest Sensitive Liabilities:

Demand Interest Bearing             $   8,044     $     760      $   1,520      $   2,755      $     127     $  13,206
Savings Accounts                          640            61            121            968          1,254         3,044
Money Market Accounts                  11,887           875          1,750         13,945              0        28,457
FHLB Borrowings                        14,736             0          7,400         90,000         50,000       162,136
Time Deposits                          34,689        29,959         56,380         81,011              0       202,039

Totals                              $  69,996     $  31,655      $  67,171      $ 188,679      $  51,381     $ 408,899

Cumulative Totals                   $  69,996     $ 101,651      $ 168,822      $ 357,501      $ 408,882

GAP                                 $  67,759     $ (10,386)     $ (26,925)     $ (22,192)     $  38,799     $  47,055

Cumulative GAP                      $  67,759     $  57,373      $  30,448      $   8,256      $  47,055     $       0

Interest Sensitive Assets/
  Interest Sensitive Liabilities          2.0 x         1.6 x          1.2 x          1.0 x          1.1 x

Cumulative GAP/
  Total Earning Assets                   14.9%         12.6%           6.7%           1.8%          10.3%

Total Earning Assets                $ 455,937
----------------------------------------------------------------------------------------------------------------------------------

Capital Resources

         Shareholders' equity in the Company as of September 30, 1998 totaled $38,736,000 compared to $34,622,000 as of December 31, 1997.

         Book value per share of the Company's common stock increased to $6.98 as of September 30, 1998 from $6.28 as of December 31, 1997.

         The Company has implemented a stock repurchase program in which an aggregate amount not exceeding 4.9% or approximately 270,000 shares of the Company's stock will be repurchased from time to time through June 30, 1999. The Company will execute the program through open market purchases. As of September 30, 1998, the Company has repurchased 2,000 shares of stock at a cost of $8.50 per share, or $17,000.

Regulatory Capital Requirements

         The Bank is required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 11.55% and 12.56% at September 30, 1998 and December 31, 1997, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on September 30, 1998 and December 31, 1997 was 10.70% and 11.65%, respectively. At September 30, 1998, and December 31, 1997, the Bank exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total quarterly average assets") of at least 5%, a Tier l capital to risk-weighted assets ratio of at least 4%, and a total capital to weighted-risk assets ratio of at least 8%. At September 30, 1998 and December 31, 1997, the Bank's leverage ratio was 6.27% and 7.86% respectively. At September 30, 1998 and December 31, 1997, the consolidated company's leverage ratio was 8.13% and 10.40%, respectively.
Accordingly, at September 30, 1998 and December 31, 1997, the Bank was considered "well capitalized" under FRB and FDIC regulations.

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

         The following table presents the Bank's capital regulatory ratios at September 30, 1998 and December 31, 1997:

                                                                                                             To be well
                                                                                For capital            capitalized under FRB
                                                 Actual                      adequacy purposes           capital guidelines

 (Dollars in thousands)                 Amount           Ratio            Amount         Ratio         Amount        Ratio
 As of September 30, 1998:

 Total  risk based capital             $31,452           11.55%           $21,779         8.00%       $27,224        10.00%
 Tier I capital                         29,128           10.70%            10,889         4.00%        16,335         6.00%
 Tier I (leveraged) capital             29,128            6.27%            23,227         5.00%        23,227         5.00%

As of December 31, 1997:

Total  risk based capital              $28,003           12.56%           $17,831         8.00%       $22,289        10.00%
Tier I capital                          25,975           11.65%             8,916         4.00%        13,374         6.00%
Tier I (leveraged) capital              25,975            7.86%            16,525         5.00%        16,525         5.00%

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

Liquidity

         Financial  institutions  must  maintain  liquidity  to meet  day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by cash and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. The Company's liquid assets totaled $10.6 million at September 30, 1998 compared to $6.3 million at December 31,
1997. Maturing and repaying loans and securities are another source of asset liquidity, as well as securities designated as available for sale.

         Liability liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. The Company utilizes a variety of these methods of liability liquidity. At September 30, 1998, the Company had $81.4 million in unused lines of credit available to it under arrangements with correspondent banks compared to $50.1 million at December 31, 1997. These lines of credit enable the Company to purchase funds for short-term needs at current market rates.

         At  September  30,  1998,  the  Company  had  outstanding   commitments
(including unused lines of credit and letters of credit) of $16.7 million. Certificates of deposit which are scheduled to mature within one year totaled $121.0 million at September 30, 1998, and other borrowed funds that are scheduled to mature within the same period amounted to $22.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Company's target and actual liquidity levels are determined and managed based on management's comparison of the maturities and marketability of the Company's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Company's liquidity needs. The Company has established collateralized lines of credit from correspondents to assist in managing the Company's liquidity position. These lines of credit total $7.0 million in the aggregate. Additionally, the Company has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $236.0 million. An aggregate of $162.1 million was outstanding on the aforementioned lines of credit at September 30, 1998. The Company's Board of Directors has appointed a Finance Committee to assist Management in establishing parameters for investments.

         Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended September 30, 1998 and December 31, 1997 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1998 and 1997, as the Company has grown its deposit base and increased its other borrowed funds to fund anticipated loan growth.

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

         At September 30, 1998, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $147.3 million and $148.4 million as of September 30, 1998. The net unrealized gain on securities available-for-sale, as of this date, was $1,059,000.

         The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1998.

                                                  Gross            Gross
                               Amortized        Unrealized        Unrealized
Available-for-Sale               Cost             Gain              Loss           Fair Value
                             ------------     ------------     ------------      ------------
Mortgage-backed              $133,679,000     $    991,000     $    (99,000)     $134,571,000
U.S. Government Agencies       13,624,000          175,000           (8,000)       13,791,000
                             ------------     ------------     ------------      ------------
Total Available-for-Sale     $147,303,000     $  1,166,000     $   (107,000)     $148,362,000
                             ============     ============     ============      ============

                                                  Gross            Gross
                               Amortized        Unrealized        Unrealized
Held-to-Maturity                 Cost             Gain              Loss           Fair Value
                             ------------     ------------     ------------      ------------
Mortgage-backed              $  5,091,000     $     21,000     $    (13,000)     $  5,099,000
US Government Agencies         25,277,000           73,000           (2,000)       25,348,000
Other                           9,690,000                0                0         9,690,000
                             ------------     ------------     ------------      ------------
Total Held-to-Maturity       $ 40,058,000     $     94,000     $    (15,000)     $ 40,137,000
                             ============     ============     ============      ============

         The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the company transferred $106.4 million of securities from held to maturity to available-for-sale and $32.5 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

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

         The Company's net loans increased $54.4 million, or 25.9%, to $264.4 million at September 30, 1998 from $210.0 million at December 31, 1997, which were primarily funded by an increase in other borrowed funds.

         The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                             As of September 30, 1998                As of December 31, 1997
                                          Balance           % of Total           Balance           % of Total
                                    -------------------- ----------------- -------------------- -----------------
Real Estate:
    1-4 Family                             $110,398,000             41.4%         $ 71,241,000             33.6%
    Multi-Family                             20,997,000              7.9%            7,125,000              3.4%
    Commercial Real Estate                   95,593,000             35.8%           87,701,000             41.4%
                                    -------------------- ----------------- -------------------- -----------------
Total Real Estate                           226,988,000             85.1%          166,067,000             78.4%

Commercial                                   38,406,000             14.4%           42,519,000             20.0%
Other                                         1,352,000               .5%            3,441,000              1.6%
                                    -------------------- ----------------- -------------------- -----------------
Total Loans                                $266,746,000            100.0%         $212,027,000            100.0%

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

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                   September 30, 1998     December 31, 1997
                                                 ---------------------------------------------
Loans accruing, but past due 90 days or more                 $  543,000            $  113,000
Non-accrual loans                                             1,096,000             1,800,000
                                                 ---------------------------------------------
Total non-performing loans (1)                                1,639,000             1,913,000
Foreclosed real estate                                        2,673,000             1,944,000
                                                 ---------------------------------------------

Total non-performing assets (2)                              $4,312,000            $3,857,000
                                                 =============================================




Non-performing loans as a percentage of total
   Loans, net of unearned income                                  0.61%                 0.90%
Non-performing assets as a percentage of total
   assets                                                         0.90%                 1.03%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

         Total non-performing loans decreased due to the transfer of a non-accruing loan to other real estate in the amount of $718,000. This decrease was partially offset by a group of loans to the same borrower of approximately $500,000 migrating to a non-accrual status.

         At September 30, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $61.7 million, which represented 23.1% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Foreclosed real estate is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 1998, all identified potential problem loans are included in the preceding table.

         The Company had no credit exposure to "highly leveraged transactions" at September 30, 1998, as defined by the FRB.

Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the nine months ended September 30, 1998, and 1997 and the twelve months ended December 31, 1997:

                                             For the nine months      For the twelve months    For the nine months
                                                    ended                     ended                   ended
                                              September 30,1998         December 31, 1997       September 30 1997
                                                -------------            -------------           -------------
Balance at beginning of period                  $   2,028,000            $   2,092,000           $   2,092,000
Charge-offs:
   Commercial                                          55,000                  383.000                  26,000
   Real estate                                              0                   67,000                 300,000
   Consumer                                                 0                   31,000                  61,000
                                                -------------            -------------           -------------
      Total charge-offs                                55,000                  481,000                 387,000
                                                -------------            -------------           -------------
Recoveries:
   Commercial                                          48,000                   18,000                  15,000
   Real estate                                              0                   67,000                  60,000
   Consumer                                            13,000                   12,000                  11,000
                                                -------------            -------------           -------------
      Total recoveries                                 61,000                   97,000                  86,000
                                                -------------            -------------           -------------
Net charge-offs                                        (6,000)                 384,000                (301,000)
                                                -------------            -------------           -------------
Provision for loan losses                             290,000                  320,000                 140,000
                                                -------------            -------------           -------------
   Balance at end of period                     $   2,324,000            $   2,028,000           $   1,931,000
                                                =============            =============           =============
   Average loans outstanding (1)                $ 236,874,000            $ 183,246,000           $ 190,373,000
                                                =============            =============           =============

As a percent of average loans (1):
   Net charge-offs                                       0.00%                    0.21%                   0.17%
   Provision for loan losses                             0.12%                    0.17%                   0.07%
   Allowance for loan losses                             0.98%                    1.11%                   1.07%
Allowance for possible loan losses to:
   Total loans, net of unearned income                   0.87%                    0.96%                   1.04%
   Total non-performing loans                          141.79%                  106.01%                 117.24%
(1) Includes nonaccruing loans

         Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate based upon the loan portfolio composition, classified problem loans, and general economic conditions. The Company's Board of Directors periodically reviews the status of all nonaccrual and impaired loans and loans criticized by the Company's regulators and internal loan review officer. The internal loan review officer reviews both the loan portfolio and the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, the Board of Directors considers specific loans, pools of similar loans, and historical charge-off activity. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operations.

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

         The Company's management considers the entire allowance for loan losses to be adequate, however, to comply with regulatory reporting requirements, management has allocated the allowance for loan losses as shown in the table below into components by loan type at each period end. Through such allocations, management does not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                                                     (At September 30, 1998)             (At December 31, 1997)
                                                                1998                              1997
                                                                   Percent of Loans                   Percent of Loans
                                                                   In Each Category                   In Each Category
                                                      Amount         To Loans (1)         Amount        to Loans (1)
Allocation of allowance for loan losses:
   Commercial                                       $1,560,000            50.09%       $1,595,000            61.42%
   Residential real estate                             290,000            49.12%           41,000            36.96%
   Consumer and other                                   17,000             0.79%           58,000             1.62%
   Unallocated                                         457,000                            334,000
                                             ------------------                  -----------------


      Total                                         $2,324,000                         $2,028,000
                                             ==================                  =================

         The unallocated allowance increased $123,000 to $457,000 at September 30, 1998 from $334,000 at December 31, 1997.

(1)      Gross loans net of unearned income and allowance for loan loss.


         The Company had delinquent loans as of September 30, 1998 and December 31, 1997 as follows; (i) 30 to 59 days past due, consisted of commercial and consumer and home equity loans in the aggregate principal amount of $37,000 and $2,694,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $389,000 and $340,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At September 30, 1998 and December 31, 1997, substandard loans totaled approximately $1,573,000 and $2,402,000 respectively; and doubtful loans totaled approximately $0 and $16,000 respectively.

Deposit Structure

         Total deposits at September 30, 1998 consisted of approximately $24.6 million in non-interest-bearing demand deposits, approximately $13.1 million in interest-bearing demand deposits, approximately $31.5 million in savings deposits and money market accounts, approximately $176.7 million in time deposits under $100,000, and approximately $25.4 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the nine months ended September 30, 1998 and the year ended December 31, 1997.

                                                       Average Deposit Table

                                            For the nine months ended      For the twelve months ended
                                                September 30, 1998                 December 31, 1997
                                              Balance            Rate            Balance            Rate
Non-interest-bearing balances (1)               $ 36,079,000         N/A           $ 25,551,000          N/A
                                        ======================================================================

Money market and savings deposits                 33,377,000         3.28%           34,141,000         2.88%
Time deposits                                    189,019,000         6.19%          174,887,000         5.92%
Demand deposits, interest-bearing                 10,598,000         2.50%            8,428,000         2.50%
                                        ----------------------------------------------------------------------

Total interest-bearing deposits                 $232,993,000         5.61%         $217,456,000         5.31%
                                        ======================================================================

(1) Note that approximately $10.2 million of these balances during the nine months ended September 30, 1998 are related to the Tax Refund Program.


         The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of September 30, 1998 and December 31, 1997.


                                                September 30,      December 31,
                                                    1998               1997
                                                -----------        -----------
Maturing in:
   Three months or less                         $10,837,000        $ 9,896,000
   Over three months through six months          14,514,000          8,726,000
   Over six months through twelve months                  0          7,233,000
   Over twelve months                                     0          2,719,000
                                                -----------        -----------
Total                                           $25,351,000        $28,574,000
                                                ===========        ===========


Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on

Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At September 30, 1998 and December 31, 1997, firm loan commitments approximated $16.7 million and $17.3 million respectively and commitments of standby letters of credit approximated $208,000 and $453,000, respectively.

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

Year 2000 Issue

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the year 2000 issue could materially differ form that which is anticipated in the forward looking statements as a result of certain factors identified below.

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company is subject to various regulations and oversight by regulatory authorities, including the Federal Reserve Bank, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). These regulatory agencies have coordinated various regulatory examinations focusing on the year 2000 issues, and report their findings to the Company's management and the Board of Directors.

Company's State of Readiness

The Company's management is committed to ensuring that the Company's daily operations suffer little impact as a result of the date change at the end of the century. The Company is following the Federal Financial Institutions Examination Council's (FFIEC), Interagency Guidelines. The guidelines identify a process in which year 2000 issues are addressed, such as awareness, assessment, remediation, testing and implementation.

The Company has identified key areas for which management is focusing its efforts. These areas include data center, desktop environment and networks, branch environment and services, financial applications, facilities, legal, insurance, audit and outside services. For each of these areas identified, the Company is employing a process which will compile inventories of all identified areas which could be effected by the year 2000. A testing schedule is defined and the identified systems are tested, and results evaluated. A remedy process is then defined, and implemented and testing is performed again. The process is repeated until repairs are complete.

It is anticipated that all identified critical applications will be tested before December 31, 1998. Testing validation and repair is scheduled to be performed and completed during the first quarter of 1999.

The Company has relationships with third parties including its borrowers, which are also subject to the year 2000 uncertainties. Management has identified relationships which are considered material, and would have an adverse effect on the Bank and the Company if such third parties were not year 2000 compliant. Management has solicited year 2000 certifications from significant vendors, and have also completed their own year 2000 due diligence. No borrower or third party vendor has given the Company a response that indicates that they will not be Year 2000 compliant. It is anticipated that all identified third party vendors will be compliant, however, no assurance can be given with regard to their compliance with year 2000. Also, no assurances can be given that a third party vendor or borrower will not have a material effect on the Company or Bank, due to their non-compliance with he year 2000 issue.

Costs of Year 2000

The Company has spent approximately $50,000 and estimates that the future dollar cost to the Company to be in compliance with the year 2000 issue will range from $175,000 to $250,000 over the next fifteen months. These costs include new equipment and software purchases, in addition to testing applications prior to the year 2000.

Risks of the Company's Year 2000 Issues

Management believes that it has addressed the major areas with respect to Year 2000 compliance. Management also believes its progress of remedying year 2000 issues is being completed according to plan. However, there can be no assurances that the Company will not be impacted by Year 2000 complications.

Contingency Plans

The Company has prepared or is in the process of preparing contingency plans for each major area of business identified above. The plans will utilize other third party vendors and manual intervention, to compensate for the loss of certain computer system. All such plans will be completed by year end 1998.

Recent Accounting Pronouncements:

Operating Segment Disclosure

         In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement of FASB No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997. The Company will present the required disclosures in its year end 1998 financial statements.

Employers' Disclosures about Pension and Other Postretirement Benefits

         In February 1998, the FASB issued SFAS Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which amends the disclosure requirements of Statement No. 87, "Employers' Accounting for
Pensions", Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits", and Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required if the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The Company will present the required disclosures in its year end 1998 financial statements.

Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of net investments in foreign operations. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. The Company has adopted this statement effective July 1, 1998, which permitted the transfer of certain securities originally designated as held-to-maturity, to available-for-sale. A portion of these securities was subsequently sold during the third quarter of 1998. In accordance with SFAS No. 133, the Company recorded the gross gain of $628,000 as a cumulative change in accounting principle, net of a $207,000 provision for income tax.

Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, and equity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Company has not yet determined the impact, if any, of this Statement, including, if applicable, its provision for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.


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

                    3(b)      Amended and Restated Bylaws of the Company. *

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

Reports on Form 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Republic First Bancorp, Inc.


                          /s/ Jere A. Young
                           Jere A. Young
                           President and Chief Executive Officer


                          /s/ George S. Rapp
                           George S. Rapp
                           Executive Vice President and Chief Financial Officer

Dated:  November 16, 1998