Form 10-K405
period 1998-12-31
REPUBLIC FIRST BANCORP INC
filed 1999-03-25
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)
                   For the fiscal year ended December 31, 1998
          OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 (no fee required)

          For the transition period from ________________  to  _________________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $42,447,510 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on January 31, 1999.
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    Common Stock $0.01 Par Value                              5,889,500
             Title of Class                        Number of Shares Outstanding
                                                      as of January 31, 1999.

Documents incorporated by reference:
Part IV incorporates Selected Financial Data by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report"). Part III incorporates certain information by reference from the from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                          REPUBLIC FIRST BANCORP, INC.

                                    Form 10-K



                                      INDEX

PART I Page

Item 1    Description of Business............................................. 3
Item 2    Description of Properties........................................... 7
Item 3    Legal Proceedings................................................... 8
Item 4    Submission of Matters to a Vote of Security Holders.................10

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................ 11
Item 6    Selected Financial Data............................................ 12
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 12
Item 8    Financial Statements and Supplementary Data........................ 34
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................. 34

PART III

Item 10   Directors and Executive Officers of the Registrant................. 34
Item 11   Executive Compensation............................................. 34
Item 12   Security Ownership of Certain Beneficial Owners and Management..... 37
Item 13   Certain Relationships and Related Transactions..................... 37

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 37

--------------------------------------------------------------------------------
2   Republic First Bancorp, Inc.

                                     PART I

Item 1:   Description of Business

Republic First Bancorp, Inc.

          Republic First Bancorp, Inc. (the "Company") is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and is a registered bank holding company for its wholly-owned subsidiary, First Republic Bank (the "Bank"). The Bank offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its eight branches in Philadelphia and Montgomery Counties.

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

          The Company and the Bank have a total of 99 employees.

First Republic Bank

          The Bank commenced operations on November 3, 1988 as First Executive Bank. Concurrent with the merger on June 7, 1996, its name was changed to First Republic Bank. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured up to applicable limits, by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). It presently conducts its principal banking activities through its five Philadelphia offices and three suburban offices in Ardmore, East Norriton and Abington, all of which are located in Montgomery County, Pennsylvania.

          As of December 31, 1998, the Bank had total assets of approximately $516,361,000, total shareholders' equity of approximately $36,622,000, total deposits of approximately $283,084,000 and net loans receivable outstanding of approximately $306,768,000. The majority of such loans were made for commercial purposes.

          The Bank offers many consumer and commercial banking services, money orders, travelers' checks and access to an automated teller network, with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area.

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

--------------------------------------------------------------------------------
                                                Republic First Bancorp, Inc.   3

          Management attempts to minimize the Bank's credit risk through loan application evaluation, approval and monitoring procedures. Since its inception, the Bank has had a senior officer monitor compliance with the Bank's lending policies and procedures, by the Bank's loan officers.

          The Bank also maintains an investment securities portfolio. Investment securities are purchased by the Bank within strict standards of the Bank's Investment Policy, which is approved annually by the Bank's board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 1998 and 1997, approximately 94% and 96%
respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities are minimal, with risk-based capital weighting factors of 0% and 20%, respectively. Additionally, the Bank invests in collateralized mortgage obligations (CMOs). These CMOs are fixed and variable rate debt securities, with average lives between one and three years after principal payments commence.

          The Bank's regulatory authorities have required the Bank to maintain certain liquidity ratios to insure that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed an Asset/Liability Committee, comprised of certain members of the Bank's board of directors and senior management, which determines such ratios. The purpose of the committee is, in part, to monitor the Bank's liquidity and adherence to the ratios in addition to assessing the relative interest rate risk to the Bank. The Asset/Liability Committee meets at least quarterly. The Bank is currently in compliance with all required liquidity ratios.

          The Bank's lending activities are focused on small businesses within the professional community. Real estate mortgage and commercial loans are the most significant categories of the Bank's lending activities, representing approximately 86% and 14% respectively, of total loans outstanding at December 31, 1998. Repayment of these loans is, in part, dependent on general economic conditions affecting the community, and the various businesses within the community. Although the majority of the Bank's loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. The unsecured portion of the portfolio represents the greatest risk of loss to the Bank, but is only 2% of the loan portfolio. Although management continues to follow strict underwriting policies, and monitors loans through the Bank's loan review officer, credit risk is still inherent in the portfolio. Management has further mitigated credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

Republic First Bank of Delaware

          Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle Delaware. The Delaware Bank is scheduled to open for business on May 1, 1999. The Delaware Bank will offer many of the same services and financial products as First Republic Bank, described above, and will serve to expand the Company's market penetration into Delaware.

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

          In 1998, the Bank entered into an alliance with MBM/ATM Group Ltd., to deploy offsite Automated Teller Machines (ATMs) to provide cash dispensers to service the greater Philadelphia region and parts of Southern New Jersey.

          The Bank is a leading provider of Tax Refund Products, discussed below, (see "Products and Services"). Such services are provided to customers of Jackson Hewitt on a national basis.

--------------------------------------------------------------------------------
4   Republic First Bancorp, Inc.

Competition

          There is substantial competition among financial institutions in the Bank's service area. The Bank competes with new and established local commercial banks, as well as numerous regionally-based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, the Bank competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

          Many of the banks with which the Bank competes have more established depositor and borrower relationships and greater financial resources than the Bank, offer a wider range of deposit and lending instruments and possess greater depth of management than the Bank. The Bank is subject to potential intensified competition from new branches of established banks in the area as well as new banks which could open in its market area. Several de novo banks with business strategies similar to those of the Bank have opened since the Bank's inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Bank anticipates a continued increase in competition in its market area.

Operating Strategy

          The Company's objective is for the Bank to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

          Providing Attentive and Personalized Service. The Company believes that a very attractive niche exists serving small-to medium-sized business customers not adequately served by the Bank's larger competitors. The Company believes this segment of the market responds very positively to the attentive
and  highly  personalized   service  provided  by  the  Bank.  The  Bank  offers
individuals and small to medium-sized businesses a wide array of banking products, informed and friendly service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation and many local branches have been acquired by large out-of-market institutions. The ensuing changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide to their customers. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

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

          Capitalizing on Market Dynamics. In the past two years, banks controlling nearly half of the deposits in the Bank's primary market areas have been acquired by large and super-regional bank holding companies. The ensuing

--------------------------------------------------------------------------------
                                                Republic First Bancorp, Inc.   5
cultural changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result, the Company believes it has a tremendous opportunity to increase its market share.

Products and Services

          Traditional Banking Products and Services. The Bank offers a range of commercial and retail banking services to its customers, including commercial loans, commercial loans secured by real estate, personal and business checking and savings accounts, certificates of deposit, residential mortgages and consumer loans. The Bank's commercial loan customers typically borrow between $250,000 and $1,000,000. The Bank attempts to offer a high level of personalized service to both its commercial and consumer customers. In addition, the Bank provides travelers' checks, money orders and other typical banking services. The Bank is a member of the MAC(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Bank currently has seven proprietary automated teller machines at its branch locations, and 103 offsite automated teller machines, throughout Pennsylvania and southern New Jersey, through its affiliation with MBM/ATM Group Ltd.

          Tax Refund Products. The Company has a contractual relationship with Jackson Hewitt, Inc. ("Jackson Hewitt"), one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Jackson Hewitt prepares and electronically files federal income tax returns (the "Tax Refund Program"). The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") (collectively, "Tax Refund Products"). There are a limited number of banks that provide this service nationwide. The Bank generates significant revenue from the Tax Refund Program. In September 1997, the Company and Jackson Hewitt extended the Tax Refund Program through October 31, 1999, subject to automatic renewal provisions. Effective April 1998 Jackson Hewit had notified the Company that it would not renew the agreement beyond October 31, 1999. As such, the Bank will not participate in the program beyond the 1999 tax preparation season.

          The Tax Refund Products, ACRs and RALs, enable taxpayers to receive tax refunds faster than if they filed their tax returns by mail. An ACR enables a taxpayer to have a refund directly deposited into a bank account, established by the Bank solely for this purpose, within two to three weeks after filing a tax return. A RAL is a recourse loan secured by the taxpayer's federal income tax refund and is made within one or two days after filing a tax return. During the 1998 tax season, the Bank provided approximately 266,000 ACRs and 97,000 RALs to Jackson Hewitt customers.

          The Bank receives a processing fee for each ACR and RAL it provides. When the Bank provides a RAL, it receives an additional fee that is equal to 4% of the RAL. If the Internal Revenue Service (the "IRS") does not deposit the expected refund into the bank account established for its receipt because, among other reasons, the taxpayer owes back taxes, the amount due under a RAL will not be paid without instituting individual collection actions against the taxpayer. The risk of RAL default in excess of 4% is apportioned between the Bank and Jackson Hewitt on a 35%/65% basis, respectively. The default rate was 5.02% in 1998, and did not exceed 4% in 1997 and 1996.

          The Bank participated in the Tax Refund Program in 1998, 1997 and 1996. The Tax Refund Program generated $2.4 million, $2.2 million and $2.1 million in net revenue during 1998, 1997 and 1996, respectively. The Tax Refund Program earnings are realized primarily in the first quarter of the year. These pretax earnings constituted approximately 61%, 70% and 89% of the Company's first quarter 1998, 1997 and 1996 pretax earnings, respectively, and 42.1%, 43.6% and 51.2% of the Company's pretax earnings for the year ended December 31, 1998, 1997 and 1996, respectively. Revenue generated by the Tax Refund Program accounted for 6.2%, 8.6% and 10.7% of total revenues in the year ended December 31, 1998, 1997 and 1996, respectively. The Bank will not participate in the Tax Refund Program beyond the 1999 tax season.

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

--------------------------------------------------------------------------------
6   Republic First Bancorp, Inc.

Branch Expansion Plans and Growth Strategy

          The Company plans to achieve growth and market penetration by expanding the Bank's branch network into markets with a significant number of commercial businesses. The Bank has budgeted to open three branches in 1999 including the newly chartered Bank in the State of Delaware. Management's goal when establishing a new branch is to achieve deposits of at least $35.0 million in three years or less. The Bank opened its first suburban office in Ardmore, Montgomery County in November 1995. This was followed by three additional suburban branches on City Line Avenue, East Norriton and Abington in March 1997, May 1997 and November 1997, respectively. As of December 31, 1998, these branches had $14 million, $14 million and $22 million in deposits, respectively. In 1998, the Bank opened an additional branch located at 1818 Market Street in the heart of the Philadelphia business district.


Item 2:   Description of Properties

          The Company leases approximately 26,810 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial lending. Management believes that its present space is adequate, but that future staffing needs may require the Bank to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $316,980 payable monthly.

          In addition to the base rent and building operation expenses, the Company is required to pay all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises.

          The Bank leases approximately 1,800 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the Bank's main office. The initial ten year term of the lease expires March 2008, and contains two five year renewal options. The annual rent for such location is $77,712, payable monthly.

          The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires July 2006 and contains one renewal option of five years. The annual rent for such location is $42,600, payable monthly.

          The Bank leases approximately 780 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease has a five-year term, and one five year renewal option. The annual rental at such location is $20,412, payable monthly.

          The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial five-year term of the lease expires in September 2005, and contains one renewal option for five years. The annual rental at such location is $41,652, payable monthly.

          The Bank leases an approximately 2,200 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial 10 year term of the lease expires January 2007, and contains two five year renewal options. The annual rent for such location is $63,996, payable monthly.

          The Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial 10 year term contains two five year renewal options and the lease expires in December 2006. The annual rent for such location is $66,732, payable monthly.

          The Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and additional space for a possible loan administration office.

          The Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial 10 year term of the lease expires in December 2008, and contains two five year renewal options. The annual rent for such location is $63,768, payable monthly.

--------------------------------------------------------------------------------
                                                Republic First Bancorp, Inc.   7

          Republic First Bank of Delaware, a wholly owned subsidiary bank of Republic First Bancorp, has a land lease on approximately 2,000 sq. feet of ground for its future site for branch operations and headquarters. The building is currently under construction, and the office is scheduled to open for business on May 1, 1999. The initial 20 year term of the lease expires June 2018. The annual rent for such location is $60,804, payable monthly.


Item 3:   Legal Proceedings

          The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Bank believes that it has a valid defense to this claim. In addition, one of these loans was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages, and as a result, has asserted a claim of $800,000 against the Bank. The Bank believes that its actions were proper, that the lien is enforceable as a first lien, and or it intends to vigorously defend these claims and, to the extent necessary, seek recourse form other parties who may have participated in this alleged scheme.

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

--------------------------------------------------------------------------------
8   Republic First Bancorp, Inc.

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

     Regulatory Restrictions on Dividends

          Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $7.0 million of dividends in 1998 plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration.

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

          Over the last two years, FDIC insurance assessments have seen several changes for both Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") institutions. The most recent change occurred on March 31, 1997, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of December 31, 1996. This assessment, which was 65.7 cents per $100 in deposits, raised $4.7 billion to bring the SAIF up to its required 1.25% reserve ratio. This special assessment, paid on November 30, 1997, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FDIC interest. For 1998 through 1999, the banking industry will help pay the FDIC interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FDIC assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FDIC interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1998, the Company estimated the FDIC interest assessment to be $36,000 for 1999. For the year ended December 31, 1998, the Company paid FDIC expenses of approximately $33,000.

--------------------------------------------------------------------------------
                                                Republic First Bancorp, Inc.   9

     Capital Adequacy

          The FRB adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

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

          Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1998; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1998. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1996, Pennsylvania adopted "opt-in" legislation which allows such transactions.

Profitability, Monetary Policy and Economic Conditions

          The Bank's profitability is principally dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest received by a bank on loans and securities held in its investment portfolio comprise the major portion of a bank's earnings. Thus, the earnings and growth of First Republic Bank will be subject to the influence of economic conditions, both domestic and foreign, on the levels of and changes in interest rates. In addition to being affected by general economic conditions, the earnings and growth of the Bank will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".


Item 4:   Submission of Matters to a Vote of Security Holders

          Not applicable.

--------------------------------------------------------------------------------
10   Republic First Bancorp, Inc.

                                    PART II

Item 5:   Market for Common Equity and Related Stockholder Matters

Market Information

          Shares of the Common Stock are traded in the over-the-counter market and are quoted on the Nasdaq/NMS under the symbol "FRBK." The Common Stock began trading on Nasdaq/NMS on December 4, 1997. Prior to that date, the Common Stock was quoted on the Nasdaq SmallCap Market. The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq/NMS or on the Nasdaq SmallCap Market, as the case may be, for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. All price information in the following table has been adjusted retroactively to reflect the recent 10% stock dividend for distribution on March 18, 1999, as well as two 20% stock dividends distributed on March 27, 1998 and April 15, 1997. As of December 31, 1998, there were 300 holders of record of the Common Stock. On
February 28, 1999, the closing price of a share of Common Stock on the Nasdaq/NMS was $11.50. For periods prior to the Merger, the prices disclosed in the table are those of ExecuFirst.

             Year                      Quarter         High           Low
             ----                      -------         ----           ---

             1998...............         4th          $ 9.89         $7.85
                                         3rd           10.28          7.62
                                         2nd           12.05          9.55
                                         1st           12.12          9.56

             1997...............         4th          $10.42         $8.34
                                         3rd            8.90          8.05
                                         2nd            9.09          6.44
                                         1st            7.76          5.91

             1996...............         4th          $ 6.75         $4.73
                                         3rd            5.29          3.53
                                         2nd            4.66          3.55
                                         1st            4.10          2.85

Stock Repurchase Program

          Effective August 24, 1998, the Company implemented a stock repurchase program, which will be in effect from time to time for varying periods after August 25, 1998, through and including June 30, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's outstanding stock, or approximately 297,000 shares. As of December 31, 1998, there was 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There was also an additional 164,688 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18.

Dividend Policy

          The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Bank. The Company paid a 10% Stock Dividend on March 18, 1999 as well as 20% stock dividends on March 27, 1998 and April 15, 1997. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Bank, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Bank. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Bank. Various federal and state laws, regulations and policies limit the ability of the Bank to pay cash dividends to the Company. For certain limitations on the Bank's ability to pay cash dividends to the Company, see item 3 "Supervision and Regulation".

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   11

Item 6:   Selected Financial Data

          The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following is management's discussion and analysis of the significant changes in the Company's results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in
conjunction   with  the  accompanying   notes  to  the  consolidated   financial
statements.

          Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; the inability of the Company to accurately estimate the cost of systems preparation for Year 2000 compliance; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, Quarterly Reports on Form 10-QSB filed by the Company in 1998, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 1999.

1998 Compared to 1997

Results of Operations

     Overview

          The Company's net income increased $247,000, or 7.0%, to $3.8 million for the year ended December 31, 1998, from $3.6 million for the year ended December 31, 1997. The earnings increased primarily due to an increase in net interest income and gains on the sale of investment securities, partially offset by a non-recurring loss on the Company's mortgage banking affiliate as well as an increase in other operating expenses. Diluted earnings per share for the year ended December 31, 1998 was $0.59 compared to $0.69, for the year ended December 31, 1997, due to the effect of the Company's secondary stock offering, which took place in the fourth quarter of 1997, which resulted in a materially larger number of average shares outstanding for the year ended December 31, 1998. This effect was partially offset by higher net income during 1998 compared to 1997.

     Analysis of Net Interest Income

          Historically, the Company's earnings have depended primarily upon the Bank's net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Bank's net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Non-accrual loans are included in average loans receivable.

--------------------------------------------------------------------------------
12   Republic First Bancorp, Inc.

                                           Interest                        Interest                        Interest
                               Average     Income/   Yield/     Average    Income/   Yield/     Average    Income/     Yield/
                               Balance     Expense   Rate (1)   Balance    Expense   Rate (1)   Balance    Expense     Rate (1)
                               -------     -------   --------   -------    -------   --------   -------    -------     --------
                                       For the Year                     For the Year                    For the Year
                                           Ended                            Ended                           Ended
(Dollars in thousands)               December 31, 1998                December 31, 1997               December 31, 1996
                                     -----------------                -----------------               -----------------
Interest-earning assets:
  Federal funds sold........    $ 3,948     $ 216     5.47%      $ 5,452     $ 304     5.58%    $ 26,488    $ 1,346    5.08%
  Securities................    185,976    12,348     6.64%       94,047     6,360     6.76%      60,389      3,759    6.23%
  Loans receivable (3)......    248,479    21,840     8.79%      183,246    16,869     9.21%     132,294     12,007    9.08%
                                -------   -------                -------    ------              --------    -------

  Total-interest earning
    assets..................    438,403    34,404     7.85%      282,745    23,533     8.32%     219,171     17,112    7.81%
  Other assets..............     28,548                           11,440                           3,029
                                -------                          -------                        --------

Total assets................   $466,951                         $294,185                        $222,200
                               ========                         ========                        ========

Interest bearing liabilities:
  Demand - non
   interest bearing.........   $ 31,260   $    --               $ 25,551   $    --              $ 23,909    $    --
  Demand - interest bearing.     13,727       343     2.50%        8,428       211     2.50%       5,623        140    2.49%
  Money market & savings....     41,157     1,173     2.85%       34,141       982     2.88%      21,594        674    3.12%
  Time deposits.............    191,829    11,687     6.09%      174,887    10,349     5.92%     148,834      8,663    5.82%
                                -------   -------                -------    ------              --------    -------
  Total deposits............    277,973    13,203     4.75%      243,007    11,542     4.75%     199,960      9,477    4.74%

Total interest-bearing
   deposits.................    246,713    13,203     5.35%      217,456    11,542     5.31%     176,051      9,477    5.38%
Other borrowings............    143,094     7,642     5.34%       23,832     1,370     5.75%       2,920        238    8.15%

Total interest-bearing
   liabilities..............    389,807    20,845     5.35%      241,288    12,912     5.35%     178,971      9,715    5.43%

Total deposits and
   other borrowings.........    421,067    20,845     4.95%      266,839    12,912     4.84%     202,880      9,715    4.79%
                                -------   -------                -------    ------              --------    -------

Non-interest bearing
   liabilities..............      8,666                            6,255                           4,124
                                -------                          -------                        --------

Shareholders' equity........     37,218                           21,091                          15,196
                                -------                          -------                        --------

Total liabilities and
   Shareholders' equity.....   $466,951                         $294,185                       $ 222,200
                               ========                         ========                       =========

Net interest income.........              $13,559                          $10,621                           $7,397
                                          =======                          =======                           ======

Net interest spread.........                          2.90%                            3.48%                           3.02%
                                                      ====                             ====                            ====

Net interest margin (2).....                          3.09%                            3.76%                           3.37%
                                                      ====                             ====                            ====

(1)  Yields on investments are calculated based on amortized cost.
(2) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)  Includes loans held for sale.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   13

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

                                               Year Ended December 31,                        Year Ended December 31,
                                                    1998 vs. 1997                                  1997 vs. 1996
                                                    Change due to                                  Change due to
                                               (Dollars in thousands)                         (Dollars in thousands)
                                          ----------------------------------             ---------------------------------
                                          Average      Average     Increase              Average     Average     Increase
                                          Volume        Rate      (Decrease)             Volume       Rate      (Decrease)
                                          ------        ----      ----------             ------       ----      ----------
Interest earned on:
   Federal funds sold..................   $   (82)    $     (6)     $   (88)             $(1,162)     $ 120      $(1,042)
   Securities..........................     8,604       (2,616)       5,988                2,252        349        2,601
   Loans receivable (1)................    20,652      (15,681)       4,971                4,688        174        4,862
                                          -------     --------      -------              -------      -----      -------
Total interest income..................    29,174      (18,303)      10,871                5,778        643        6,421
                                          -------     --------      -------              -------      -----      -------

Interest paid on:
   Demand deposits, money
    market and savings deposit.........       700         (377)         323                  433        (54)         379
   Time deposits.......................     1,025          313        1,338                1,540        146        1,686
   Other borrowed funds................     8,485       (2,213)       6,272                1,222        (90)       1,132
                                          -------     --------      -------              -------      -----      -------
Total interest expense.................    10,210       (2,277)       7,933                3,195          2        3,197
                                          -------     --------      -------              -------      -----      -------
   Net interest income.................   $18,964     $(16,026)     $ 2,938              $ 2,583      $ 641      $ 3,224
                                          =======     ========      =======              =======      =====      =======

___________
(1)   Includes loans held for sale.

          The Company's net interest margin decreased 67 basis points to 3.09% for the year ended December 31, 1998 from 3.76% for the year ended December 31, 1997. This decease was primarily due to a decrease in the yield on interest-earning assets. The average yield on interest-earning assets decreased 47 basis points to 7.85% for the year ended December 31, 1998 from 8.32% for the year ended December 31, 1997. The average rate on interest-bearing liabilities remained unchanged at 5.35% from the year ended December 31, 1997 to December 31, 1998.

          The Company's net interest income increased $2.9 million, or 27.7%, to $13.6 million for the year ended December 31, 1998 from $10.6 million for the year ended December 31, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due, in part, to a series of structured leveraged investment securities transactions amounting to $100 million and also as a result of increased business development. These securities transactions were made possible through borrowings at the Federal Home Loan Bank of Pittsburgh. The Bank continues to be well capitalized, from the leveraged and risk based capital guidelines. The Company's total interest income increased $10.9 million, or 46.2%, to $34.4 million for the year ended December 31, 1998 from $23.5 million for the year ended December 31, 1997. Interest and fees on loans increased $5.0 million, or 29.5%, to $21.8 million for the year ended December 31, 1998 from $16.9 million for the year ended December 31, 1997, largely as a result of an increase in average loan balances of $65.2 million, or 35.6%, to $248.5 million for the year ended December 31, 1998 from $183.2 million for the year ended December 31, 1997. The yield on the loan portfolio decreased 42 basis points to 8.79% for the year ended December 31, 1998 from 9.21% for the year ended December 31, 1997. This decrease was due primarily to the decrease in the prime rate of 75 basis points. Additionally, the Banks residential mortgage portfolio increased approximately $68.0 million during 1998. These loans generally have a lower yield than the existing loan portfolio, therefore, incremental growth in the residential mortgage portfolio has had a negative impact on the yield on total loans. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $6.0 million, or 94.1%, to $12.3 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $91.9 million, or 97.8%, to $186.0 million for the year ended December 31, 1998 from $94.0 million for the year ended December 31, 1997, partially offset by a decrease in yield

--------------------------------------------------------------------------------
14   Republic First Bancorp, Inc.

on securities held of 12 basis points to 6.64% for the year ended December 31, 1998 from 6.76% for the year ended December 31, 1997. This was due in part to the sale of certain higher yielding investment securities during the third and fourth quarters of 1998, as well as accelerated prepayments on higher yielding mortgage backed securities throughout 1998, as a result of the decline in mortgage interest rates. The sale of these investment securities will have a negative impact on future security investment yields, if the securities sold are not replaced with equal or higher yielding securities.

          The increase in the average balance of securities is the result of leveraged funding programs employed by the Company that uses Federal Home Loan Bank ("FHLB") advances to fund securities purchases. The purpose of these programs is to target growth in net interest income while managing liquidity, credit, market and interest rate risk. From time to time, a specific leveraged funding program may attempt to achieve current earnings benefits by funding security portfolio increases partially with short-term FHLB advances with the expectation that future growth in deposits will replace the FHLB advances at maturity.

          The Company's total interest expense increased $7.9 million, or 61.4%, to $20.8 million for the year ended December 31, 1998 from $12.9 million for the year ended December 31, 1997. This increase was due to an increase in the volume of average interest-bearing liabilities of $148.5 million, or 61.6%, to $389.8 million for the year ended December 31, 1998 from $241.3 million for the year ended December 31, 1997. The average rate paid on interest-bearing liabilities remained unchanged at 5.35% for the year ended December 31, 1998 and 1997. The average rate paid on deposits and other borrowings increased slightly from 4.84% for the year ended December 31, 1997, to 4.95% for the year ended December 31, 1998 as other borrowed funds, which have a higher cost than the Bank's deposit base, became a greater percentage of interest bearing liabilities.

          Interest expense on time deposits increased $1.3 million, or 12.8%, to $11.7 million for the year ended December 31, 1998 from $10.3 million for the year ended December 31, 1997. This increase was due to an increase in the average volume of certificates of deposit in the amount of $16.9 million, or 9.7%, to $191.8 million for the year ended December 31, 1998 from $174.9 million for the year ended December 31, 1997.

          Interest expense on other borrowings, which include federal funds purchased and FHLB advances increased $6.3 million to $7.6 million for the year ended December 31, 1998, from $1.4 million for the year ended December 31, 1997. In 1998, $94.6 million of FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program in 1998 and 1997. The Company used brokered certificates of deposit to fund the Tax Refund Program in 1996.

     Provision for Loan Losses

          The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses increased $50,000, or 15.6%, to $370,000 for the year ended December 31, 1998 from $320,000 for the year ended December 31, 1997 due to an increase in total loans outstanding of $97.1 million as of December 31, 1998 compared to the prior year amount. Non-performing assets were 0.36% of total assets or $1,841,000 at December 31, 1998, compared to 1.03% of total assets or $3,857,000 at December 31, 1997. Delinquency loans past due 30 to 89 days were 0.59% of total loans or $1,832,000 at December 31, 1998, compared to 1.43% of total loans or $3,032,000 at December 31, 1997.

     Non-Interest Income

          Total other income increased $520,000, or 19.8%, to $3.1 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997. The increase was due primarily to a $148,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1998 tax return season compared to the 1997 tax return season and an increase in service fees and other income of $184,000 from $388,000 for the year ended December 31, 1997 to $572,000 for the year ended December 31, 1998 as a result of higher service charges on deposit accounts and prepayment penalty fees on loans. Additionally, the Company realized gains on the

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   15
sale of investment securities of $188,000 for the year ended December 31, 1998, not including gains of $628,000 realized during the third quarter of 1998, which are presented as a cumulative effect of a change in accounting principle, upon the adoption of Statement of Financial Accounting Standards No. 133. There were no gains realized during 1997.

     Non-Interest Expenses

          Total other expenses increased $3.5 million, or 45.0%, to $11.3 million for the year ended December 31, 1998 from $7.8 million for the year ended December 31, 1997. The Company recorded a loss on its mortgage banking affiliate of $1,617,000. This loss was primarily due to the devaluation of the affiliate mortgage banking company's mortgage servicing portfolio as a result of significant prepayment of the underlying loans. Salaries and benefits increased $898,000 or 22.0%, to $5.0 million for the year ended December 31, 1998 from $4.1 million for the year ended December 31, 1997. The increase was due primarily to an increase in staff associated with the expansion of the branches and business development staff, as well as the accrual of severance for the Company's former Chief Executive Officer. Occupancy expenses increased $322,000, or 45.9%, to $1.0 million for the year ended December 31, 1998 from $702,000 for the year ended December 31, 1997 as a result of opening an additional branch office, and the relocation of the Bank's main office during 1998. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, advertising costs, printing and supplies, insurance and other miscellaneous expenses. The increases in other operating expenses of $433,000 was due to overall growth of the Bank and increased expenses related to the operations of new branch offices. Professional fees increased $273,000 from $503,000 for the year ended December 31, 1997 to $776,000 for the year ended December 31, 1998. This was primarily due to legal expenses associated with credit workouts and certain fraud and branch robbery expenses.

     Provision for Income Taxes

          The provision for income taxes increased $72,000, or 4.5%, to $1.7 million for the year ended December 31, 1998 from $1.6 million for the year ended December 31, 1997. This increase is mainly the result of the increase in pre-tax income from 1997 to 1998. The Company also recorded $207,000 of tax expense in connection with the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 133.

Results of Operations for the Years ended December 31, 1997 and 1996

     Overview

          For the year ended December 31, 1997, the Company reported net income of $3.6 million, or $0.75 in basic earnings per share and $0.69 in diluted earnings per share, compared to net income of $2.7 million, or $0.74 in basic earnings per share and $0.70 in diluted earnings per share, for the year ended December 31, 1996. The increase in the Company's results during 1997 was primarily the result of an increase in the Bank's net interest income, partially offset by higher operating expenses.

          The Company's total interest income increased $6.4 million, or 37.5%, to $23.5 million for the year ended December 31, 1997 from $17.1 million for the year ended December 31, 1996. The average balance of interest-earning assets increased $63.6 million, or 29.0%, to $282.7 million for the year ended December 31, 1997 from $219.2 million for the year ended December 31, 1996. The yield on interest-earning assets increased 51 basis points to 8.32% for the year ended December 31, 1997 from 7.81% for the year ended December 31, 1996. Total interest expense increased $3.2 million, or 32.9%, to $12.9 million for the year ended December 31, 1997 from $9.7 million for the year ended December 31, 1996. The average balance of interest-bearing liabilities increased $62.3 million, or 34.8%, to $241.3 million for the year ended December 31, 1997 from $179.0 million for the year ended December 31, 1996. The average rate on interest-bearing liabilities decreased 8 basis points to 5.35% for the year ended December 31, 1997 from 5.43% for the year ended December 31, 1996. The increases in interest income and interest expense were principally the result of a higher volume of interest-earning assets and interest-bearing liabilities in 1997 as a result of the full year effect of the Merger. The ratio of interest expense to interest income was 54.9% for the year ended December 31, 1997 compared to a ratio of 56.8% for the year ended December 31, 1996.

--------------------------------------------------------------------------------
16   Republic First Bancorp, Inc.

     Provision for Loan Losses

          The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Bank's loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses increased $165,000, to $320,000 for the year ended December 31, 1997 from $155,000 for the year ended December 31, 1996. Non-performing assets were 1.03% of total assets at December 31, 1997, compared to 0.81% at December 31, 1996. Delinquencies were 1.43% of total loans at December 31, 1997, compared to 1.78% at December 31, 1996.

     Non-Interest Income

          Total other income increased $220,000, or 9.1%, to $2.6 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996. The increase was due primarily to a $157,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1997 tax return season compared to the 1996 tax return season . Additionally, there was an increase in service fees of $50,000 from $170,000 for the year ended December 31, 1996 to $220,000 for the year ended December 31, 1997. This was the result of the Merger, with a full year in 1997 compared to seven months in 1996.

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

Financial Condition

     December 31, 1998 Compared to December 31, 1997

          Total assets increased $140.9 million, or 37.5%, to $516.4 million at December 31, 1998 from $375.5 million at December 31, 1997. The increase in assets was the result of higher levels of loans and securities, which were funded by net increases in borrowings and deposits in the year ended December 31, 1998. Net loans, including loans held for sale, increased $96.8 million, or 46.1%, to $306.8 million at December 31, 1998 from $210.0 million at December 31, 1997. Investment securities increased $29.6 million, or 20.0%, to $177.6 million at December 31, 1998 from $148.0 million at December 31, 1997. The increase was due primarily to the purchase of $50 million in securities as part of the Company's leveraged funding strategy which is intended to increase earnings.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   17

          Cash and due from banks, interest-bearing deposits which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $12.0 million, to $18.3 million at December 31, 1998 from $6.3 million at December 31, 1997.

          Bank premises and equipment, net of accumulated depreciation, increased $1.5 million to $4.0 million at December 31, 1998 from $2.5 million at December 31, 1997. The increase was mainly attributable to the addition of a new branch office, and the relocation of the Bank's main office.

          Total liabilities increased $138.9 million, or 40.8%, to $479.7 million at December 31, 1998 from $340.8 million at December 31, 1997. During the year ended December 31, 1998, deposits, the Company's primary source of funds, increased $34.7 million, or 14.0%, to $283.1 million at December 31, 1998 from $248.4 million at December 31, 1997. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $20.1 million, or 29.7%, to $87.9 million at December 31, 1998 from $67.8 million at December 31, 1997. Certificates of deposit increased by $14.6 million, or 8.1%, to $195.1 million at December 31, 1998 from $180.6 million at December 31, 1997.

          Other borrowings increased $102.1 million, to $188.0 million at December 31, 1998 from $85.9 million at December 31, 1997. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.

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

          Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow which also considers prepayments based on historical data and current market trends. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the gap analysis, these deposits are not considered to reprice simultaneously. Accordingly, a portion of the deposits are moved into time brackets exceeding one year

          Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table below.

          The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

--------------------------------------------------------------------------------
18   Republic First Bancorp, Inc.

          The following tables present a summary of the Bank's interest rate sensitivity GAP at December 31, 1998. For purposes of these tables, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

Interest Rate Sensitivity Analysis

                              0-90    91-180   181-365      1-2      2-3       3-4        4-5     Over 5               Fair
At December 31, 1998          Days     Days      Days      Years     Years     Years      Years    Years      Total    Value
--------------------          ----     ----      ----      -----     -----     -----      -----    -----      -----    -----
Interest sensitive assets:
Securities and interest
  bearing balances due
  from banks .............. $ 32,862 $ 10,185  $ 18,202  $ 28,690 $ 20,906   $ 15,855  $ 12,038  $ 38,940  $177,678  $177,662
  Average interest rate ...    6.50%    6.87%     6.88%     6.90%    6.91%      6.90%     6.89%     6.81%
Loans receivable (1) ......   91,885    9,453    18,526    39,278   33,195     31,220    29,488    53,723   306,768   311,775
  Average interest rate ...    8.59%    8.39%     8.39%     8.25%    8.26%      8.29%     8.33%     7.18%
Total .....................  124,747   19,638    36,728    67,968   54,101     47,075    41,526    92,663   484,446   485,613
                            -------- --------  --------  -------- --------   --------  --------  --------  --------  --------

Cumulative total .......... $124,747 $144,385  $181,113  $249,081 $303,182   $350,257  $391,783  $484,446
                            -------- --------  --------  -------- --------   --------  --------  --------

Interest sensitive liabilities:
Demand interest bearing ...  $ 2,320    $ 457   $ 1,476   $ 1,829  $ 1,829    $ 1,829   $ 1,829   $ 8,586  $ 20,155  $ 20,155
  Average interest rate ...    2.50%    2.50%     2.50%     2.50%    2.50%      2.50%     2.50%     2.50%
Savings accounts ..........      675       63       128       255      255        255       255     1,280     3,166     3,166
  Average interest rate ...    2.50%    2.50%     2.50%     2.50%    2.50%      2.50%     2.50%     2.50%
Money market accounts .....   19,687      652     1,305     2,610    2,610      2,610     2,610         0    32,084    32,084
  Average interest rate ...    4.42%    2.75%     2.75%     2.75%    2.75%      2.75%     2.75%     0.00%
Time deposits .............   35,549   26,134    86,620    39,424    2,885      2,262     2,262         6   195,142   197,007
  Average interest rate ...    5.51%    5.70%     5.82%     6.43%    5.93%      5.92%     5.92%     5.30%
FHLB borrowings ...........   40,609    7,400         0         0        0     40,000    50,000    50,000   188,009   191,684
                                                                                                           --------  --------
  Average interest rate ...    5.00%    6.32%     0.00%     0.00%    0.00%      5.59%     4.99%     5.15%
                            -------- --------  --------  -------- --------   --------  --------  --------

Totals .................... $ 98,840 $ 34,706  $ 89,529  $ 44,118 $ 7,579    $ 46,956  $ 56,956  $ 59,872  $438,556
                            -------- --------  --------  -------- --------   --------  --------  --------

Cumulative total .......... $ 98,840 $133,546  $223,075  $267,193 $274,772   $321,728  $378,684  $438,556
                            -------- --------  --------  -------- --------   --------  --------  --------

Interest rate
  sensitivity GAP ......... $ 25,907 $(15,068) $(52,801) $ 23,850 $ 46,522      $ 119  $(15,430) $ 32,791  $ 45,890
                            ======== ========  ========  ======== ========   ========  ========  ========

Cumulative GAP ............ $ 25,907 $ 10,839  $(41,962) $(18,112)$ 28,410   $ 28,529  $ 13,099  $ 45,890
                            ======== ========  ========  ======== ========   ========  ========  ========

Interest sensitive assets/
  Interest sensitive
  liabilities .............     1.3x     1.1x      0.8x       0.9      1.1        1.1      1.0x      1.1x

Cumulative GAP ............     5.3%     2.2%     -8.7%     -3.7%     5.9%       5.9%      2.7%      9.5%

-----------------------------------------------------------------------------------------------------------------------------
Off balance sheet items
  notional value:
Commitments to
  extend credit ...........    $ 430 $ 21,534                                                              $ 21,964     $ 220
Average interest rate .....    7.75%    8.25%

_____________
(1)    Includes loans held for sale

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   19

Capital Resources

          The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 12.54% and 16.33% at December 31, 1998 and 1997, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 1998 and 1997 was 11.76% and 15.42%, respectively. At December 31, 1998, and 1997, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

          Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 1998 and 1997, the leverage ratio was 7.50% and 10.53%, respectively. Accordingly, at December 31, 1998 and 1997, the Company was considered "well capitalized" under FRB and FDIC regulations.

          The shareholders' equity of the Company as of December 31, 1998 totaled approximately $36,622,000 compared to approximately $34,622,000 as of December 31, 1997. This increase was attributable to net income for the year of approximately $3,798,000, partially offset by the stock repurchase program which bought back approximately $1.9 million of the Company's stock.

          Book value per share of the Company's common stock increased from $5.71 as of December 31, 1997 to $6.22 as of December 31, 1998. The increase was primarily attributable to earnings for the year ended December 31, 1998 of $3,798,000.

Regulatory Capital Requirements

          Federal banking agencies impose three minimum capital requirements on the Company's risk-based capital ratios based on total capital, "Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

          The following table presents the Company's capital regulatory ratios at December 31, 1998 and 1997:

                                                                                                         To be well
                                                                            For capital               capitalized under
                                                 Actual                   adequacy purposes        FRB capital guidelines
                                           ------------------           -------------------        ----------------------
(Dollars in thousands)                     Amount       Ratio           Amount        Ratio          Amount        Ratio
                                           ------       -----           ------        -----          ------        -----
As of December 31, 1998:
   Total risk based capital............    $38,784      12.54%           $24,746      8.00%           $30,932     10.00%
   Tier I capital......................     36,389      11.76             12,373      4.00             18,559      6.00
   Tier I (leveraged) capital..........     36,389       7.50             24,263      5.00             24,263      5.00

As of December 31, 1997:
   Total risk based capital............    $36,395      16.33%           $17,830      8.00%           $22,289     10.00%
   Tier I capital......................     34,367      15.42              8,915      4.00             13,372      6.00
   Tier I (leveraged) capital..........     34,367      10.53             16,312      5.00             16,312      5.00

--------------------------------------------------------------------------------
20   Republic First Bancorp, Inc.

          Management believes that the Bank meets as of December 31, 1998 and 1997, all capital adequacy requirements to which it is subject. As of December 31, 1998 and 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of section 3b of the Federal deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Bank's category.

          The Bank's ability to maintain the required levels of capital is substantially dependent upon the success of the Bank's capital and business plans, the impact of future economic events on the Bank's loan customers, the Bank`s ability to manage its interest rate risk and control its growth and other operating expenses.

          In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992 implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Bank currently exceeds the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications, which consideration could result in a downgrading in such classifications.

          The Company's capital-to-assets ratio decreased from 9.22% as of December 31, 1997 to 7.09% as of December 31, 1998. The Company's daily average capital-to-assets ratio for calendar year 1998 was 7.97% compared to 7.17% for the same period in 1997. Management anticipates that its capital-to-assets ratio will be maintained at approximately the current level. The Company's average return on equity for 1998, 1997 and 1996 was 10.2%, 16.8% and 17.9%, respectively; and its average return on assets for 1998, 1997 and 1996 was 0.81%, 1.21% and 1.22%, respectively.

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

          The Company's liquid assets totaled $18.3 million at December 31, 1998 compared to $6.3 million at December 31, 1997. Maturing and repaying loans are another source of asset liquidity. At December 31, 1998, the Bank estimated that an additional $13.5 million of loans will mature or repay in the next six-month period ended June 30, 1999.

          Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At December 31, 1998, the Bank had $55.5 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $50.1 million at December 31, 1997. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

          At  December  31,  1998,  the  Company  had  outstanding   commitments
(including unused lines of credit and letters of credit) of $20.1 million. Certificates of deposit which are scheduled to mature within one year totaled $148.3 million at December 31, 1998, and borrowings that are scheduled to mature within the same period amounted to $48.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

          The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. Such lines of credit total $7.5 million in the aggregate. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $236.0 million. As of December 31, 1998 and 1997, the Company had borrowed $180.5 and $85.9, respectively, under its line of credit with the FHLB. The Company's Board of Directors has appointed an Asset/Liability Committee to assist Management in establishing parameters for investments.
--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   21

          Cash flows from operations have consistently provided a source of liquidity to the Bank for the last three years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 1998, 1997, and 1996 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1998 and 1997, as the Bank has grown its deposit base and increased its borrowings to fund anticipated loan growth.

          The Bank's Asset/Liability Committee is responsible for managing the liquidity position and interest sensitivity of the Bank. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Bank's interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

          Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be beneficial since the Bank has the ability to quickly increase yield on its interest earning assets, primarily federal funds and floating rate commercial loans. However, a decrease in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of December 31, 1998, 24.5% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 16.0% were to mature, and be repriceable, within three to six months. Therefore, management believes that such an effect would be minimal.

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

          Securities Portfolio The Company's securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while reducing the Company's exposure credit risk. The securities portfolio has grown substantially through the use of leverage provided by FHLB advances.

          A summary of securities available for sale and securities held to maturity at December 31, 1998, 1997, and 1996 follows.

                                                                       Securities Available for Sale at December 31,
                                                                       ---------------------------------------------
                                                                                  (Dollars in thousands)
                                                                         1998              1997              1996
                                                                       ---------------------------------------------
            U.S. Treasury......................................         $      0           $    0            $  998
            U.S. Government Agencies...........................            3,000            2,943             4,128
            CMOs and Mortgage Backed Securities (1)............          157,579                0               770
                                                                        --------           ------            ------
            Total amortized cost of securities.................         $160,579           $2,943            $5,896
                                                                        --------           ------            ------
            Total fair value of securities.....................         $160,554           $2,950            $5,900
                                                                        --------           ------            ------

                                                                        Securities Held to Maturity at December 31,
                                                                       ---------------------------------------------
                                                                                  (Dollars in thousands)
                                                                         1998              1997              1996
                                                                       ---------------------------------------------
            U.S. Government Agencies...........................          $ 1,300         $ 56,331           $49,214
            CMOs and Mortgage Backed Securities (1)............            5,601           83,028            23,682
            Other securities (2)...............................           10,097            5,671             2,158
                                                                        --------         --------           -------
            Total amortized cost of securities.................          $16,998         $145,030           $75,054
                                                                        --------         --------           -------
            Total fair value of securities.....................          $16,982         $145,908           $75,307
                                                                        --------         --------           -------

(1)  All  of  these  obligations   consist  of  U.S.  Government  Agency  issued
     securities.
(2)  Comprised mostly of FHLB stock and Federal Reserve Bank stock.

--------------------------------------------------------------------------------
22   Republic First Bancorp, Inc.

          The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1998. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                                          Securities Available for Sale at December 31, 1998
                                 -------------------------------------------------------------------------------------------
                                                  After 1 Year But  After 5 Years But    After 10 Years or
                                 Within 1 Year     Within 5 Years     Within 10 Years       No Maturity           Total
                                 -------------     --------------     ---------------     --------------     ---------------
                                 Amount   Yield    Amount   Yield      Amount   Yield     Amount   Yield     Amount    Yield
                                 ------   -----    ------   -----      ------   -----     ------   -----     ------    -----
Amortized cost:                                                   (Dollars in thousands)
U.S. Government Agencies.........   $ 0   0.00%    $    0  0.00%       $3,000   7.15%    $      0   0.00%    $  3,000  7.15%
Mortgage-backed securities.......     0   0.00      1,915  6.97         2,537   7.00      153,127   6.61      157,579  6.62
Other securities.................     0   0.00          0  0.00             0   0.00            0   0.00            0  0.00
                                    ---   ----     ------  ----        ------   ----     --------   ----     --------  ----

Total securities
   available for sale............   $ 0   0.00%    $1,915  6.97%       $5,537   7.10%    $153,127   6.61%    $160,579  6.63%
                                    ===   ====     ======  ====        ======   ====     ========   ====     ========  ====


                                                                Held to Maturity at December 31, 1998
                                 -------------------------------------------------------------------------------------------
                                                  After 1 Year But  After 5 Years But    After 10 Years or
                                 Within 1 Year     Within 5 Years     Within 10 Years       No Maturity           Total
                                 -------------     --------------     ---------------     --------------     ---------------
                                 Amount   Yield    Amount   Yield      Amount   Yield     Amount   Yield     Amount    Yield
                                 ------   -----    ------   -----      ------   -----     ------   -----     ------    -----
Amortized cost:                                                   (Dollars in thousands)
U.S. Government Agencies.........   $ 0   0.00%     $   0  0.00%       $    0   0.00%     $ 1,300   6.27%     $ 1,300  6.27%
Mortgage-backed securities.......     0   0.00          0  0.00             0   0.00        5,601   6.89        5,601  6.89
Other securities.................   510   6.00        495  6.00         1,425   6.50        7,667   6.00       10,097  6.07
                                    ---   ----     ------  ----        ------   ----     --------   ----     --------  ----

Total securities
   held to maturity..............  $510   6.00%     $ 495  6.00%       $1,425   6.50%     $14,568   6.37%     $16,998  6.36%
                                   ====   ====     ======  ====        ======   ====     ========   ====     ========  ====

Loan Portfolio

          The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans. Commercial loans are primarily term loans made to small- to medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Bank's commercial loans average from $250,000 to $1,000,000 in amount.

          The Company's net loans increased $96.8 million, or 46.1%, to $306.8 million at December 31, 1998 from $210.0 million at December 31, 1997, which were funded by an increase in borrowed funds and proceeds form the stock offering.

          The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                                 At December 31,
                                                      ------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                        1998          1997            1996         1995            1994
                                                      --------       --------      --------        -------       -------
Commercial:
Real estate secured (1) .........................     $132,185       $ 87,701      $ 62,016        $34,353       $22,979
   Non-real estate secured/unsecured ............       41,980         42,519        45,007         23,183        27,429
                                                      --------       --------      --------        -------       -------
      Total commercial ..........................      174,165        130,220       107,023         57,536        50,408
Residential real estate .........................      133,158         78,366        61,240         26,781        20,493
Consumer and other ..............................        1,840          3,441         3,831          1,546         1,182
                                                      --------       --------      --------        -------       -------
      Total loans, net of unearned income .......     $309,163       $212,027      $172,094        $85,863       $72,083
                                                      ========       ========      ========        =======       =======

____________
(1) Includes loans held for sale

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   23

Loan Maturity and Interest Rate Sensitivity

          The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates.

                                                                                  At December 31, 1998
                                                      ------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                      One Year       More Than One Year          Over             Total
                                                       or Less       Through Five Years       Five Years          Loans
                                                       -------       ------------------       ----------          -----
Commercial (1) ..................................      $45,214            $ 81,711             $ 47,240         $174,165
Residential real estate .........................       12,758              45,845               74,555          133,158
                                                           720               1,120                    0            1,840
                                                       -------            --------             --------         --------
   Total ........................................      $58,692            $128,676             $121,795         $309,163
                                                       =======            ========             ========         ========

Loans with fixed rate ...........................      $33,919            $ 79,719             $110,987         $224,625
Loans with floating rate ........................       24,773              48,957               10,808           84,538
                                                       -------            --------             --------         --------
   Total ........................................      $58,692            $128,676             $121,795         $309,163
                                                       =======            ========             ========         ========

Percent composition by maturity .................       18.98%              41.62%               39.40%          100.00%
Fixed rate loans as a percentage of
  total loans maturing ..........................       57.79%              61.95%               91.13%           72.66%
Floating rate loans as a percentage of
  total loans maturing ..........................       42.21%              38.05%                8.87%           27.34%

_________
(1) Includes loans held for sale

          In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

          At December 31, 1998, 67.9% of total loans were fixed rate compared to 62.27% at December 31, 1997.

Credit Quality

          The Bank's written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans monthly to ensure that proper standards are maintained.

          Loans,   including   impaired  loans,  are  generally   classified  as
non-accrual if they are past due as to maturity or payment or principal of interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

          Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

          While a loan is classified as non-accrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

--------------------------------------------------------------------------------
24   Republic First Bancorp, Inc.

          The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                                 At December 31,
                                                           ----------------------------------------------------------
                                                            1998         1997          1996         1995         1994
                                                            ----         ----          ----         ----         ----
                                                                                 (Dollars in thousands)
Loans accruing, but past due 90 days or more ..........    $  121       $  113       $   27        $  11        $  196
Non-accrual loans .....................................     1,002        1,800        1,892          526           878
Total non-performing loans ............................     1,123        1,913        1,919          537         1,074
Foreclosed real estate ................................       718        1,944          295          295             0
                                                           ------       ------       ------        -----        ------

      Total non-performing assets(1) ..................    $1,841       $3,857       $2,214        $ 832        $1,074
                                                           ======       ======       ======        =====        ======


Non-performing loans as a percentage of
  total loans, net of unearned income(1)(2) ...........     0.36%        0.90%        1.12%        0.63%         1.49%
                                                           ------       ------       ------        -----        ------

Non-performing assets as a percentage of
  total assets ........................................     0.36%        1.03%        0.81%        0.63%         1.01%
                                                           ------       ------       ------        -----        ------
___________

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(2)  Includes loans held for sale.

          Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1998, all identified potential problem loans are included in the preceding table.

          The  following   summary  shows  the  impact  on  interest  income  of
non-performing loans for the periods indicated:

                                                                             For the Year Ended December 31,
                                                           ------------------------------------------------------------
                                                             1998         1997          1996         1995         1994
                                                             ----         ----          ----         ----         ----
Interest income that would have been recorded
  had the loans been in accordance with
  their original terms .................................   $79,000      $279,000     $135,100      $48,000      $26,000
Interest income included in net income .................    55,000             0       60,000            0       75,000

          At December 31, 1998, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $71.2 million, which represented 23.1% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

          Foreclosed real estate is initially recorded at fair value, net of estimated selling costs at the date of foreclosure, thereby establishing a new carrying basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

          The Bank had no credit exposure to "highly leveraged transactions" at December 31, 1998, as defined by the FRB.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   25

Allowance for Loan Losses

          A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 1998, 1997, 1996, 1995 , and 1994 is as follows:

                                                                            For the Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                        1998          1997           1996          1995           1994
                                                        ----          ----           ----          ----           ----
Balance at beginning of period ....................    $ 2,028        $ 2,092         $ 680          $ 650         $ 460
Charge-offs:
   Commercial .....................................         76            383           293            162           136
   Real estate ....................................          0             67             0             50             0
   Consumer .......................................         34             31            98              0             8
                                                       -------        -------         -----          -----         -----
      Total charge-offs ...........................        110            481           391            212           144
                                                       -------        -------         -----          -----         -----

Recoveries:
   Commercial .....................................         13             18           101             16             6
   Real estate ....................................          0             67             0              2             0
   Consumer .......................................         94             12            19              1             5
                                                       -------        -------         -----          -----         -----
      Total recoveries ............................        107             97           120             19            11
                                                       -------        -------         -----          -----         -----

Net charge-offs ...................................          3            384           271            193           133
                                                       -------        -------         -----          -----         -----

Acquisition of ExecuFirst .........................          0              0         1,528              0             0
Provision for loan losses .........................        370            320           155            223           323
                                                       -------        -------         -----          -----         -----
   Balance at end of period .......................    $ 2,395        $ 2,028       $ 2,092          $ 680         $ 650
                                                       =======        =======       =======          =====         =====

   Average loans outstanding(1) ...................   $248,479       $183,246      $132,294       $ 78,489      $ 69,838

As a percent of average loans(1):
   Net charge-offs ................................      0.00%          0.21%         0.20%          0.25%         0.19%
   Provision for loan losses ......................      0.15           0.17          0.12           0.28          0.46
   Allowance for loan losses ......................      0.96           1.11          1.58           0.87          0.93
Allowance for possible loan losses to:
   Total loans, net of unearned income(2) .........      0.77%          0.96%         1.22%          0.79%         0.90%
   Total non-performing loans .....................    213.27%        106.01%       109.02%        126.63%        60.52%

_______________
(1) Includes non-accruing loans.
(2) Includes loans held for sale.

          Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans criticized by the Bank's regulators or internal loan review officer, who reviews both the loan portfolio and the overall adequacy of the allowance for loan loss. During the review of the allowance for loan losses, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a reserve allocation to provide for imperfections in the methodology used by management in determining the loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

          The Company has an existing loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the findings of the loan review program on a monthly basis. Based on the recommendations of this program, past performance of the Bank's loan portfolio and general economic conditions, management believes that the reserve for loan losses is reasonable and would be adequate to absorb known and inherent losses.

--------------------------------------------------------------------------------
26   Republic First Bancorp, Inc.

          Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was adequate at December 31, 1998. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

          The Bank's management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1998, approximately 90.7% of the allowance for loan losses is allocated to protect the Bank against known and inherent losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category.

                                                                       At December 31,
                           ---------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                  1998                  1997                1996                 1995               1994
                           -------------------  ------------------   ------------------- ------------------   ----------------
                                      Percent              Percent              Percent            Percent            Percent
                                     Of Loans             Of Loans             Of Loans           Of Loans           Of Loans
                                      In Each              In Each              In Each            In Each            In Each
                                    Category to          Category to          Category to        Category to        Category to
                            Amount    Loans(1)   Amount    Loans(1)   Amount    Loans(1)  Amount   Loans(1)   Amount  Loans(1)
                            ------    --------   ------    --------   ------    --------  ------   --------   ------  --------
Allocation of allowance
 for loan losses:
   Commercial (2)..........  $1,638   56.33%     $1,595    61.42%     $1,573    62.19%      $161    67.01%     $146   69.93%
   Residential real
    estate ................     391   43.07          41    36.96          21    35.59         40    31.19        44   28.43
   Consumer and other .....      71    0.60          58     1.62          90     2.22          9     1.80         8    1.64
   Unallocated ............     295                 334                  408                 470                452
                             ------              ------               ------                ----               ----
      Total ...............  $2,395              $2,028               $2,092                $680               $650
                             ======              ======               ======                ====               ====

___________
(1)  Gross loans net of unearned income and allowance for loan loss.
(2)  Includes loans held for sale.

          The unallocated allowance decreased $39,000, or 11.7%, to $295,000 at December 31, 1998 from $334,000 at December 31, 1997. Management determined a lower level of unallocated allowance at December 31, 1998 was required primarily as the result of the decline in non-performing loans.

          The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,002,000 and $1,800,000 at December 31, 1998 and 1997 respectively, of which $576,000, $764,000 and $845,000, respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1998, 1997 and 1996 were $426,000, $1,152,000 and
1,047,000, respectively, and the amount of such valuation allowance was $143,000, $231,000 and $118,000, respectively. For the years ended December 31, 1998 1997 and 1996, the average recorded investment in impaired loans was approximately $1,441,000, $1,809,000, and $1,573,000 respectively. During 1998 and 1996, the Bank recognized interest income of $55,000 on impaired loans. The Bank did not recognize any interest on impaired loans in 1997 and 1996.

          The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 1998 and 1997, in the aggregate principal amount of $1,297,000 and $2,694,000 respectively; and (ii) 60 to 89 days past due, at December 31, 1998 and 1997 in the aggregate principal amount of $386,000 and $340,000 respectively.

          In addition, the Bank has classified certain loans as substandard and doubtful, in accordance with definitions used by banking regulatory agencies. At December 31, 1998 and 1997, substandard loans totaled approximately $1,382,000 and $2,402,000 respectively; and doubtful loans totaled approximately $0 and $16,000 respectively.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   27

          The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 1998 and 1997.


                                                      1998                1997
                                                 -----------          ----------
              Balance at January 1, ..........   $ 1,944,000           $ 295,000
              Additions, net .................       718,000           1,649,000
              Sales ..........................    (1,944,000)                  0
                                                 -----------          ----------
              Balance at December 31, ........   $   718,000          $1,944,000
                                                 ===========          ==========


Deposit Structure

          Of the total daily average deposits of approximately $278.0 million held by the Bank during the year ended December 31, 1998, approximately $31.3 million, or 11.3%, represented non-interest bearing deposits, compared to approximately $25.6 million, or 10.5%, of approximately $243.0 million total daily average deposits during 1997. Total deposits at December 31, 1998 consisted of approximately $32.5 million in non-interest-bearing demand deposits, approximately $20.2 million in interest-bearing demand deposits, approximately $35.3 million in savings deposits and money market accounts, approximately $169.8 million in time deposits under $100,000, and approximately $25.4 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Bank's deposit liabilities may fluctuate from period-to-period.

          The following table is a distribution of the average balances of the Bank's deposits and the average rates paid thereon, for the twelve month periods ended December 31, 1998, 1997 and 1996.

                                                                     For the Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                     1998                         1997                           1996
                                             -------------------          -------------------           -------------------
                                              Average                      Average                       Average
                                              Balance       Rate           Balance       Rate            Balance      Rate
                                              -------       ----           -------       ----            -------      ----
Money market and savings deposits .......    $ 41,157      2.85%          $ 34,141       2.88%          $ 21,594      3.12%
Time deposits ...........................     191,829      6.09            174,886       5.92            148,834      5.82
Demand deposits, interest-bearing .......      13,727      2.50              8,428       2.50              5,623      2.49
                                             --------      ----          ---------       ----           --------      ----
Total interest-bearing deposits .........    $246,713      5.35%         $217,455        5.31%          $176,051      5.38%
                                             ========      ====          =========       ====           ========      ====


         The following is a breakdown, by contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1998, 1997, and 1996.

                                                                                      At December 31,
                                                                             Certificates of $100,000 or More
                                                                         ------------------------------------------
                                                                                  (Dollars in thousands)
                                                                           1998            1997               1996
                                                                         -------          -------           -------
Maturing in:
   Three months or less ..................................               $14,229          $ 9,896           $10,654
   Over three months through six months ..................                 7,756            8,726             4,381
   Over six months through twelve months .................                 3,365            7,233             6,120
   Over twelve months ....................................                     0            2,719             8,072
                                                                         -------          -------           -------
      Total ..............................................               $25,350          $28,574           $29,227
                                                                         =======          =======           =======

--------------------------------------------------------------------------------
28   Republic First Bancorp, Inc.

          The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 1998 through 2002 and beyond.

                                             1999            2000            2001         2002          2003       Totals
                                             ----            ----            ----         ----          ----       ------
                                                                          (Dollars in thousands)
Time certificates of deposit ...........     $148,303        $39,424        $2,885        $2,263       $2,267      $195,142
                                             ========        =======        ======        ======       ======      ========


Commitments

          In the normal course of its business, the Bank makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At December 31, 1998 and 1997, firm loan commitments approximated $20.1 million and $17.3 million respectively and commitments of standby letters of credit approximated $1,912,000 and $453,000, respectively.

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

Year 2000 Issue

          The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the year 2000 issue could materially differ from that which is anticipated in the forward looking statements as a result of certain factors identified below.

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

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   29

          The Company has identified key areas for which management is focusing its efforts. These areas include data center, desktop environment and networks, branch environment and services, financial applications, facilities, legal, insurance, and outside services. For each of these areas identified, the Company is employing a process which will compile inventories of all identified areas which could be affected by the year 2000, including information technology ("IT") systems and non-information technology systems such as phone systems, fax machines and alarm systems. A testing schedule is defined and the identified systems are tested, and results evaluated. A remedy process is then defined, and implemented and testing is performed again. The process is repeated until repairs are complete.

          All identified critical applications have been tested. Non-critical testing validation and repair is scheduled to be performed and completed during the first quarter of 1999.

          The Company has relationships with third parties including its borrowers, which are also subject to the year 2000 uncertainties. Management has identified relationships which are considered material, and would have an adverse effect on the Bank and the Company if such third parties were not year 2000 compliant. Management has solicited year 2000 certifications from significant vendors, and also completed its own year 2000 due diligence. No borrower or third party vendor has given the Company a response that indicates that they will not be year 2000 compliant. It is anticipated that all identified third party vendors will be compliant, however, no assurance can be given with regard to their compliance with year 2000. Also, no assurances can be given that a third party vendor or borrower will not have a material effect on the Company or Bank, due to their non-compliance with the year 2000 issue.

          While no assurance can be given to actual system operations upon the turn of the century, based upon information currently known to it, and upon consideration of its testing efforts to date, management believes that in the worse case scenario, the Company will suffer only a slight interruption of business, as a result of minor application failures of its IT and non-IT systems and software as a result of the year 2000. However, if the appropriate modifications are not made, or are not completed on a timely basis, the year 2000 issue could have a material impact on the operations of the Bank and the Company.

     Costs of Year 2000

          The Company has spent approximately $150,000 and estimates that the future dollar cost to the Company to be in compliance with the year 2000 issue will range from $50,000 to $75,000 by December 31, 1999. These costs include new equipment and software purchases, in addition to testing applications prior to the year 2000.

     Risks of the Company's Year 2000 Issues

          Management believes that it has addressed the major areas with respect to Year 2000 compliance. Management also believes its progress of remedying year 2000 issues is being completed according to plan. However, there can be no assurances that the Company will not be impacted by Year 2000 complications.

     Contingency Plans

          The Company has prepared or is in the process of preparing contingency plans for each major area of business identified above. The plans will utilize in part alternative procedures, other third party vendors and manual intervention, to compensate for the loss of certain computer system. All such plans will be completed by the second quarter 1999.

--------------------------------------------------------------------------------
30   Republic First Bancorp, Inc.

Recent Accounting Pronouncements:

     Comprehensive Income

          In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 on January 1, 1998 and has presented the required disclosures in the Company's financial statements.

     Operating Segment Disclosure

          In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The Company adopted Statement No. 131 on January 1, 1998 and has presented the required disclosures in the Company's financial statements.

     Employers' Disclosures about Pension and Other Postretirement Benefits

          In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13 Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement No. 132") which amends the disclosure requirements of Statements No. 87, Employers' Accounting for Pensions (Statement No. 87), No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits (Statement No. 88), and No. 106, Employers' Accounting for Postretirement
Benefits Other Than Pensions (Statement No. 106). Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other Postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The Company has adopted this statement effective January 1, 1998 and has presented the required disclosures in their financial statements.

     Accounting for Derivative Instruments and Hedging Activities

          In June 1998,  the FASB  issued  Statement  No. 133,  "Accounting  for
Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments, nor does it engage in any hedging activities. The Company adopted this statement effective July 1, 1998, which permitted the Company to transfer certain securities originally designated as held-to-maturity, to available-for-sale and trading. A portion of these securities were subsequently sold during the third quarter of 1998. In accordance

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   31
with Statement No. 133, the Company recorded the gross gain of $628,000 as a cumulative change in accounting principle, net of a $207,000 provision for income tax.

     Reporting on the Costs of Start-Up Activities

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). This statement requires costs of startup activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for the Company's financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998 the Company had deferred costs relating to start-up activities of $94,000, remaining in the balance of other assets in the Consolidated Balance Sheets. The Company adopted SOP 98-5 effective January 1, 1999, and accordingly, expensed $94,000 of costs of start-up activities in the first quarter of 1999.

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

          The  following   tables  are  summary   unaudited   income   statement
information for each of the quarters ended during 1998 and 1997.

--------------------------------------------------------------------------------
32   Republic First Bancorp, Inc.

Summary Selected Consolidated Financial Data
                                                                             For the Quarter Ended, 1998
                                                           -------------------------------------------------------------
Dollars in thousands, except per share data                 Fourth             Third            Second            First
                                                            ------             -----            ------            -----
Income Statement Data:
Total interest income ..............................       $   8,723        $   8,814         $   8,791        $   8,076
Total interest expense .............................           5,456            5,419             5,401            4,569
                                                           ---------        ---------         ---------        ---------
Net interest income ................................           3,267            3,395             3,390            3,507

Provision for loan losses ..........................              80               80                80              130
Net non-interest income/(expense) ..................          (2,554)          (3,675)           (2,110)             182
Federal income tax expense/(benefit) ...............             199             (119)              396            1,179
Net income/(loss) before a cumulative change in
  in accounting principle ..........................             434             (241)              804            2,380
                                                           ---------        ---------         ---------        ---------

Cumulative effect of a change in accounting
  principle (net of tax) ...........................               0              421                 0                0
                                                           ---------        ---------         ---------        ---------

Net income .........................................        $    434         $    180          $    804        $   2,380
                                                            ========         ========          ========        =========


Per Share Data:
Basic:
Income/(loss) before cumulative change in
  accounting principle .............................       $    0.07          $ (0.04)        $    0.14         $   0.39
Cumulative effect of change in accounting
  principle ........................................            0.00             0.07              0.00             0.00
                                                           ---------        ---------         ---------         --------
Net income .........................................       $    0.07        $    0.03         $    0.14         $   0.39
                                                           =========        =========         =========         ========

Diluted:
Income/(loss) before cumulative change in
  accounting principle .............................       $    0.07          $ (0.04)        $    0.13         $   0.37
Cumulative effect of change in accounting
  principle ........................................            0.00             0.07              0.00             0.00
                                                           ---------        ---------         ---------         --------
Net income .........................................       $    0.07        $    0.03         $    0.13         $   0.37
                                                           =========        =========         =========         ========


                                                                             For the Quarter Ended, 1997
                                                           -------------------------------------------------------------
                                                            Fourth             Third            Second            First
                                                            ------             -----            ------            -----
Income Statement Data:
Total interest income ..............................         $ 6,725          $ 5,939           $ 5,432          $ 5,437
Total interest expense .............................           3,853            3,330             2,883            2,846
                                                             -------          -------           -------          -------
Net interest income ................................           2,872            2,609             2,549            2,591

Provision for loan losses ..........................             180               30                80               30
Net non-interest income/(expense) ..................          (1,899)          (1,780)           (1,790)             302
Federal income taxes ...............................             246              274               204              859
                                                             -------          -------           -------          -------
Net income .........................................         $   547          $   525           $   475          $ 2,004
                                                             =======          =======           =======          =======

Per Share Data:
Basic earnings per share ...........................         $  0.10          $  0.12           $  0.11          $  0.45
                                                             -------          -------           -------          -------
Diluted earnings per share .........................         $  0.10          $  0.11           $  0.10          $  0.41
                                                             -------          -------           -------          -------

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   33

Item 8:   Financial Statements

          The financial statements of the Company begin on Page 40.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

                                    PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of shareholders scheduled for April 27, 1999.


Item 11:  Executive Compensation

          The following table shows the annul compensation of the Chief Executive Officer of the Company and the Bank and the Bank's most highly compensated executive officers for the fiscal years 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                   Restricted Securities
                                                                Other                 Stock   Underlying    LTIP    All Other
                                                               Annual                Awards     Options    Payouts   Annual
Name & Principal Position         Year   Salary      Bonus      Comp      Options      ($)     SARs (#)      ($)      Comp
-------------------------         ----   ------      -----      ----      -------  ---------- ----------   -------  --------
Rolf A. Stensrud                  1998  $200,000   $75,000       $ 0          0        $ 0         0                $8,950
Former Chief Executive Officer    1997   175,000    50,000         0          0          0         0                 8,950(1)
 and President of the Company     1996   175,000    50,000         0          0          0         0                 8,950(1)
 and the Bank

Kevin J. Gallagher                1998  $125,000   $49,950       $ 0      6,600        $ 0         0
Executive Vice President and      1997   112,500    35,000         0          0          0         0
 Chief Lending Officer of the     1996   105,000    31,069         0      7,920          0         0
 Company and the Bank

Jerome D. McTiernan               1998  $110,000   $15,000       $ 0      2,640        $ 0         0
Executive Vice President of       1997   100,000    10,000         0          0          0         0
 the Company and the Bank         1996    95,000    10,000         0          0          0         0

George S. Rapp                    1998  $125,000   $30,000       $ 0      6,600        $ 0         0
Executive Vice President and      1997   112,500    25,000         0          0          0         0
 Chief Financial Officer of the   1996   105,000    15,000         0      7,920          0         0
 Company and the Bank

Jere A. Young                     1998  $ 68,750   $     0       $ 0     41,250        $ 0         0
Chief Executive Officer and       1997       N/A       N/A         0        N/A        N/A       N/A
 President of the Company         1996       N/A       N/A         0        N/A        N/A       N/A

Robert Mazzei                     1998  $126,800   $34,245       $ 0          0        $ 0         0
Vice Chairman of the Bank         1997   120,750     8,087         0          0          0         0
                                  1996   115,000         0         0          0          0         0

_____________
(1) Represents premiums paid by the Bank for life and disability insurance for the benefit of the executive.

--------------------------------------------------------------------------------
34   Republic First Bancorp, Inc.

Employment Agreements

          Rolf A. Stensrud former President and Chief Executive Officer of the Company and the Bank, under the terms and conditions of his severance agreement with the Company and the Bank amended February 1998 (the "Stensrud Agreement"), is eligible to receive severance of $250,000 over a 12 month period, paid out in monthly installments during 1999. Effective February 25, 1998, the terms of his contract were modified to include an increase in base salary, a more favorable bonus criteria and a change of the expiration date to December 31, 1998. Under the Agreement, Mr. Stensrud received an annual base salary of $200,000 per year. In addition, Mr. Stensrud was entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, including expenses for one lunch club and annual dues for one golf club; (ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Bank or the Company for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) use of an automobile provided by the Bank. Under the Stensrud Agreement, if Mr. Stensrud's employment were terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Stensrud was entitled to receive his salary and benefits for certain specified periods of time. Mr. Stensrud's agreement was not renewed at the expiration date of December 31, 1998. The Stensrud Agreement, as modified, provides for the non-disclosure by Mr. Stensrud of confidential information acquired by him in the context of his employment.

          George S. Rapp currently serves as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank under the terms of an employment agreement (the "Rapp Agreement"). The Rapp Agreement provides that Mr. Rapp is employed as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank at an annual base salary of $125,000, which may not be terminated by the Company and the Bank prior to March 31, 1998. Thereafter, the Company and the Bank may terminate the Rapp Agreement on one year's notice, and Mr. Rapp may terminate this Agreement upon 30 days' notice. Mr. Rapp is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in any executive or employee stock option, bonus or other compensation plan and all other employee benefit plans. The Company provides Mr. Rapp with an automobile allowance and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

          Kevin J. Gallagher currently serves as Executive Vice President and Chief Lending Officer of the Company and the Bank under the terms of an employment agreement (the "Gallagher Agreement"). The Gallagher Agreement provides that Mr. Gallagher is employed as Executive Vice President and Chief Lending Officer of the Company and the Bank at an annual base salary of $125,000, which may not be terminated by the Company and the Bank prior to March 31, 1998. Thereafter, the Company and the Bank may terminate the Gallagher Agreement on one year's notice, and Mr. Gallagher may terminate this Agreement upon 30 days' notice. Mr. Gallagher is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in any executive or employee stock option, bonus or other compensation plan and all other employee benefit plans. The Company provides Mr. Gallagher with an automobile allowance and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

          Jerome D. McTiernan currently serves as Executive Vice President of the Bank under the terms of an employment agreement (the "McTiernan Agreement"). The McTiernan Agreement provides that Mr. McTiernan is employed as Executive Vice President at an annual base salary of $110,000, until terminated by the Bank or Mr. McTiernan. The Agreement may be terminated by the Bank on twelve months' written notice or by Mr. McTiernan on 30 days' notice. Mr. McTiernan is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in the Company's Stock Option Plan and all other employee benefit plans. The Company maintains a life insurance policy for the benefit of Mr. McTiernan's designated beneficiaries and provides him with use of an automobile and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

          Jere A. Young currently serves as President and Chief Executive Officer of the Company under the terms of an employment agreement (the "Young Agreement"). The Young Agreement provides that Mr. Young is employed as President and Chief Executive Officer at an annual base salary of $125,000, until terminated by the Company or Mr. Young. The Agreement may be terminated by the Company or by Mr. Young on six months' written notice or by

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   35

Mr. Young on 30 days' notice. In addition, Mr. Young is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, (ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Company or for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) a monthly automobile allowance. Mr. Young is also eligible to receive an annual bonus at the discretion of the Board of Directors. The Company maintains a life insurance policy for the benefit of Mr. Young's designated beneficiaries. If Mr. Young's employment is terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Young will be entitled to receive his annual salary for six months and benefits for certain specified periods of time. The Young
Agreement, as modified, provides for the non-disclosure by Mr. Young of confidential information acquired by him in the context of his employment

          Harry D. Madonna currently serves as Chairman of the Board and the Executive Committee of both the Company and the Bank. Under the terms of an Agreement, as amended December 22, 1998, (the "Madonna Agreement"). The Madonna Agreement provides that Mr. Madonna will serve as the Chairman of the Board and the Executive Committee of both the Company and the Bank, respectively, for a term equal to the lesser of three (3) years or his current term as a director of the Company, or until terminated by the Company or Mr. Madonna. In addition, under the terms of the Madonna Agreement, Mr. Madonna is entitled to reimbursement of certain fees and expenses relating to the discharge of his responsibilities as Chairman of the Company and to participate in any bonus, stock option, compensation or other benefit plans now or hereafter available for any other member of the Board or previously granted to Mr. Madonna. Upon the occurrence of certain fundamental changes in the Company, as set forth in the Madonna Agreement, Mr. Madonna will have the right for a period of ninety (90) days following the date the fundamental changes occur, to terminate the Madonna Agreement. Such termination will be effective ten (10) days after such notification, at which time Mr. Madonna will be entitled to receive a payment of $250,000, to be paid within fifteen (15) days of such notification, together with the transfer of the automobile then made available to Mr. Madonna, free of all liabilities, liens and encumbrances. In addition, all stock options previously granted to Mr. Madonna will become fully vested on the date of such termination. The Madonna Agreement provides for the non-disclosure by Mr. Madonna of confidential information acquired by him in the context of his services to the Company and the Bank.

--------------------------------------------------------------------------------
36    Republic First Bancorp, Inc.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

        AGGREGATED OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1998
                        AND FISCAL YEAR END OPTION VALUES

                                                                                                (d)  # of Securities
                                                                                               Underlying Unexercised
                                   (b)  Shares Acquired              (c)  Value                Options at FYI-End (#)
              (a)  Name               on Exercise (#)               Realized ($)             Exercisable / Unexercisable
              ---  ----               ---------------               ------------             ---------------------------
            Daniel Berman                 30,316                       80,890                      0          1,320

          The Company's director compensation plan throughout 1998 provided that each director would receive $500 for each Board meeting and $250 for each Committee meeting attended. Pursuant to such plan, a total of $ 101,238 in director fees was accrued and a total of $90,738 was paid for services rendered during 1998; no director received more than $14,850.

          Other information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of shareholders scheduled for April 27, 1999.


Item 13:  Certain Relationships and Related Transactions

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


Item 14:  Exhibits and Reports on Form 8-K

     A.   Financial Statements Page .......................................40

          (1)  Report of Independent Accountants.

          (2) Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.

          (3) Consolidated Statements of Income for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

          (4) Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

          (5) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

          (6)  Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   37

     B.   Exhibits

          The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

      Exhibit No.

     3(a)       Amended and Restated Articles of Incorporation of the Company,
                as amended.*
     3(a)       Amended and Restated Articles of Incorporation of the Company,
                as amended.*
     3(b)       Amended and Restated Bylaws of the Company.*
     4(b)(i)    Amended and Restated Articles of Incorporation of the Company,
                as amended.*
     4(b)(ii)   Amended and Restated Bylaws of the Company.*
     10         Amended and Restated Material Contracts.
     10(a)      Amended and Restated Employment Agreement between the Company and Zvi H. Muscal.*
     10(b)      Agreement and Plan of Merger by and between the Company and
                Republic Bancorporation, Inc. dated November 17, 1997.*
     10(c)      Employment agreement between the Company and Jere A. Young.
     10(d)      Employment agreement between the Company and Robert D. Davis.
     10(e)      Agreement between the Company and Harry D. Madonna.
     11         Computation of Per Share Earnings
                See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.
     21         Subsidiaries of the Company.

                First  Republic Bank (the "Bank"),  a  wholly-owned  subsidiary, commenced  operations  on  November  3,  1988.  The  Bank  is  a
                commercial   bank   chartered   pursuant  to  the  laws  of  the
                Commonwealth  of  Pennsylvania.  Republic First Bank of Delaware
                (the "Delaware  Bank") is also a wholly-owned  subsidiary of the
                Company, and is expected to commence operations in May 1999. The
                Delaware  Bank is a commercial  bank  chartered  pursuant to the laws of the State of Delaware.  The Bank and the  Delaware  Bank
                are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.
      23.1      Consent of Independent Certified Public Accountants.
                (a) Consent of KPMG LLP
                (b) Consent of PricewaterhouseCoopers LLP
      27        Financial Data Schedule.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.

__________________
* Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.

Reports on Form 8-K

          Form 8-K was filed on March 3, 1999 announcing a 10% stock dividend for shareholders of record on March 2, 1999 for distribution on March 18, 1999.

          Form 8-K was filed on March 3, 1999  announcing  the  hiring of Robert
Davis as the President and Chief Executive Officer of the Bank, effective February 16, 1999.

--------------------------------------------------------------------------------
38   Republic First Bancorp, Inc.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

                                       REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 22, 1999                   By: /s/ Jere A. Young
                                           -------------------------------
                                           Jere A. Young
                                           President and
                                           Chief Executive Officer

Date: March 22, 1999                   By: /s/ George S. Rapp
                                           --------------------------------
                                           George S. Rapp,
                                           Executive Vice President and
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date: March 22, 1999

          /s/ Eustace W. Mita                     /s/ Harry D. Madonna, Esq.
          --------------------------------        ------------------------------
          Eustace W. Mita, Director               Harry D. Madonna, Esq.,
                                                  Chairman of the Board


          /s/ Harris Wildstein, Esq.              /s/ Kenneth Adelberg
          --------------------------------        ------------------------------
          Harris Wildstein, Esq., Director        Kenneth Adelberg, Director


          /s/ Neal I. Rodin                       /s/ William Batoff
          --------------------------------        ------------------------------
          Neal I. Rodin, Director                 William Batoff, Director


          /s/ James E. Schleif                    /s/ Daniel S. Berman
          --------------------------------        ------------------------------
          James E. Schleif, Director              Daniel S. Berman, Director


          /s/ Steven J. Shotz                     /s/ Michael J. Bradley
          --------------------------------        ------------------------------
          Steven J. Shotz, Director               Michael J. Bradley, Director
                                                  and Vice Chairman of the Board


          /s/ Sheldon E. Goldberg                 /s/ John F. D'Aprix
          --------------------------------        ------------------------------
          Sheldon E. Goldberg, Director           John F. D'Aprix, Director


--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   39

Item 8:   Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                          REPUBLIC FIRST BANCORP, INC.

                                                                            Page


Report of Independent Accountants ......................................41 - 42

Consolidated Balance Sheets as of December 31, 1998,
     and December 31, 1997 ..................................................43

Consolidated Statements of Income
     for the years ended December 31, 1998, December 31, 1997
     and December 31, 1996 ..................................................44

Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, December 31, 1997
     and December 31, 1996 ..................................................45

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1998, December 31, 1997
     and December 31, 1996 ..................................................47

Notes to Consolidated Financial Statements ..................................48

--------------------------------------------------------------------------------
40   Republic First Bancorp, Inc.

PRICEWATERHOUSECOOPERS

                                                     PricewaterhouseCoopers LLP
                                                     2400 Eleven Penn Center
                                                     Philadelphia, PA 19103-2962
                                                     Telephone (215) 963 8000
                                                     Facsimile (215) 963 8700

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
of First Republic Bancorp, Inc.

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the year ended December 31, 1996 of First Republic Bancorp, Inc. and Subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all materials respects, the consolidated results of First Republic Bancorp, Inc. and Subsidiary's operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

January 30, 1997 (except for the information in Note 2 related to the 20% stock dividend paid on April 15, 1997, dated March 4, 1997; the information in Note 2 related to earnings per share, dated January 27, 1998; the information in Note 2 related to the 20% stock dividend paid on March
27, 1998, dated February 19, 1998; the information in Note
17 related to comprehensive income, the information in Note
18 related to segment reporting and the information in Note
19 related to the 10% stock dividend, all of which is dated
March 8, 1999)

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   41

KPMG
     1600 Market Street
     Philadelphia, PA 19103-7212


Independent Auditors' Report

The Board of Directors
Republic First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express on opinion on the 1998 and 1997 consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As more fully described in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 1998.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 26, 1999, except as to note 19,
  which is as of February 18, 1999

--------------------------------------------------------------------------------
42   Republic First Bancorp, Inc.

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (dollars in thousands)

                                                                                  1998                 1997
                                                                               ---------           ---------
ASSETS:
Cash and due from banks .............................................          $  18,169           $   5,850
Interest-- bearing deposits with banks ..............................                126                 476
                                                                               ---------           ---------
    Total cash and cash equivalents .................................             18,295               6,326

Securities available for sale, at fair value ........................            160,554               2,950
Securities held to maturity, at amortized cost
  (fair value of $16,982 and $145,908, respectively) ................             16,998             145,030

Loans receivable, (net of the allowance for loan losses of $2,395 and
  $2,028, respectively) .............................................            299,564             203,309
Premises and equipment, net .........................................              3,990               2,534
Loans held for sale .................................................              7,204               6,690
Real estate owned, net ..............................................                718               1,944
Accrued income and other assets .....................................              9,038               6,679
                                                                               ---------           ---------
    Total Assets ....................................................          $ 516,361           $ 375,462

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
Demand-- non-interest-bearing .......................................          $  32,537           $  32,885
Demand-- interest-bearing ...........................................             20,155               8,587
Money market and savings ............................................             35,250              26,341
Time ................................................................            169,792             152,014
Time over $100,000 ..................................................             25,350              28,574
                                                                               ---------           ---------
    Total Deposits ..................................................            283,084             248,401

Other borrowings ....................................................            188,009              85,912
Accrued expenses and other liabilities ..............................              8,646               6,527
                                                                               ---------           ---------
    Total Liabilities ...............................................            479,739             340,840
                                                                               ---------           ---------

Commitments and contingencies (Note 11)

Shareholders' Equity:
Common stock, par value $.01 per share; 20,000,000 shares authorized;
     shares issued and outstanding 5,883,188 and 6,067,068 as of
     December 31, 1998 and 1997, respectively .......................                 59                  61
Additional paid in capital ..........................................             26,510              26,358
Retained earnings ...................................................             11,996               8,198
Treasury stock at cost (219,604 shares at December 31, 1998) ........             (1,927)                  0
Accumulated other comprehensive income ..............................                (16)                  5
                                                                               ---------           ---------
    Total Shareholders' Equity ......................................             36,622              34,622
                                                                               ---------           ---------
    Total Liabilities and Shareholders' Equity ......................          $ 516,361           $ 375,462
                                                                               =========           =========

                (See notes to consolidated financial statements)
--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   43

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1998, 1997 and 1996
                (dollars in thousands, except for per share data)

                                                                                      1998             1997              1996
                                                                                     -------          -------          -------
Interest income:
     Interest and fees on loans ...........................................          $21,840          $16,869          $12,007
     Interest on federal funds sold .......................................              216              304            1,346
     Interest on deposits in banks ........................................                3                0               20
     Interest on investments ..............................................           12,345            6,360            3,739
                                                                                     -------          -------          -------
                                                                                      34,404           23,533           17,112
                                                                                     -------          -------          -------

Interest expense:
     Demand-- interest-bearing ............................................              343              211              140
     Money market and savings .............................................            1,173              982              674
     Time .................................................................           10,165            8,708            7,069
     Time over $100,000 ...................................................            1,522            1,641            1,594
     Other borrowings .....................................................            7,642            1,370              238
                                                                                     -------          -------          -------
                                                                                      20,845           12,912            9,715
                                                                                     -------          -------          -------
Net interest income .......................................................           13,559           10,621            7,397
Provision for loan losses .................................................              370              320              155
                                                                                     -------          -------          -------
Net interest income after provision for loan losses .......................           13,189           10,301            7,242
                                                                                     -------          -------          -------

Non-interest income:
     Service fees .........................................................              238              220              170
     Gain on securities sold ..............................................              188                0                0
     Tax Refund Program revenue ...........................................            2,385            2,237            2,080
     Other income .........................................................              334              168              155
                                                                                     -------          -------          -------
                                                                                       3,145            2,625            2,405
                                                                                     -------          -------          -------

Non-interest expenses:
     Salaries and employee benefits .......................................            4,979            4,081            2,872
     Occupancy expenses ...................................................            1,024              702              696
     Equipment ............................................................              480              513              205
     Professional fees ....................................................              776              503              282
     Loss on mortgage banking affiliate ...................................            1,617                0                0
     Other operating expenses .............................................            2,426            1,993            1,526
                                                                                     -------          -------          -------
                                                                                      11,302            7,792            5,581
                                                                                     -------          -------          -------
Income before income taxes ................................................            5,032            5,134            4,066
Provision for income taxes ................................................            1,655            1,583            1,353
                                                                                     -------          -------          -------
Income before cumulative effect of a change in accounting principle .......          $ 3,377          $ 3,551          $ 2,713
Cumulative effect of a change in accounting principle (Note 3) ............              421                0                0
                                                                                     -------          -------          -------
Net income ................................................................          $ 3,798          $ 3,551          $ 2,713
                                                                                     =======          =======          =======

Net income per share:
Basic:
  Income before cumulative effect of a change in accounting principle                $  0.56          $  0.75          $  0.74
  Cumulative effect of a change in accounting principle (Note 3) ..........             0.07             0.00             0.00
                                                                                     -------          -------          -------
Net income ................................................................          $  0.63          $  0.75          $  0.74
                                                                                     =======          =======          =======

Diluted:
  Income before cumulative effect of a change in accounting principle $0.52                           $  0.69          $  0.70
  Cumulative effect of a change in accounting principle (Note 3) ..........             0.07             0.00             0.00
                                                                                     -------          -------          -------
Net income ................................................................          $  0.59          $  0.69          $  0.70
                                                                                     =======          =======          =======

                (See notes to consolidated financial statements)

--------------------------------------------------------------------------------
44   Republic First Bancorp, Inc.

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                                                  1998             1997              1996
                                                                                 -------           -------          -------
Cash flows from operating activities:
   Net income .....................................................          $   3,798           $   3,551           $   2,713
   Adjustments to reconcile net income to net cash
    Provided by operating activities:
      Provision for possible loan losses ..........................                370                 320                 155
      Depreciation and amortization ...............................                432                 285                  62
      Proceeds from sale of trading securities ....................             46,108                   0                   0
      Gain on sale of securities sold .............................               (816)                  0                   0
      Amortization of securities ..................................                192                 140                 131
      Increase in loans held for sale .............................             (7,204)             (6,690)                  0
      Sales of loans held for sale ................................              6,690                   0                   0
      Realized gain on sale of real estate owned ..................                  0                   0                 (18)
      Loss on mortgage affiliate ..................................              1,617                   0                   0
      Decrease (increase) in accrued income and other assets ......             (2,359)               (762)                824
      Increase (decrease) in accrued expenses and other liabilities              2,601               1,160                 693
                                                                             ---------           ---------           ---------
      Net cash provided by (used in) operating activities .........             51,429              (1,996)              4,560
                                                                             ---------           ---------           ---------

Cash flows from investing activities:
   Acquisition of ExecuFirst Bancorp, Inc. ........................                  0                   0              11,952
   Purchase of securities:
      Available for sale ..........................................           (112,097)                  0              (1,000)
      Held to maturity ............................................            (74,386)           (101,385)            (24,650)
   Proceeds from maturities and calls of securities:
      Available for sale ..........................................                  0                   0               1,500
      Held to maturity ............................................             56,192              14,334               5,500
   Proceeds from sale of securities:
      Available for sale ..........................................             25,402                   0                   0
      Held to maturity ............................................                  0                   0                   0
   Principal collected on MBS's and CMO's:
      Available for sale ..........................................             19,732               2,950                 691
      Held to maturity ............................................             10,083              16,619               6,517
   Net increase in loans ..........................................            (97,738)            (34,170)            (11,927)
   Net increase in deferred fees ..................................                333                 307                 (10)
   Net proceeds (investment from acquisition of)
      from sale (purchase) of real estate owned ...................              1,585              (1,093)                 86
   Investment in mortgage affiliate ...............................             (1,617)                  0                   0
   Premises and equipment expenditures ............................             (1,888)             (2,108)               (556)
                                                                             ---------           ---------           ---------
   Net cash used in investing activities ..........................           (174,399)           (104,546)            (11,897)
                                                                             ---------           ---------           ---------

Cash flows from financing activities:
   Net proceeds from exercise of stock options ....................                 87                 105                   0
   Net Proceeds from stock offering ...............................                  0              12,593                   0
   Purchases of treasury stock ....................................             (1,929)                  0                   0
   Net increase (decrease) in demand, money market and savings ....             20,129              (1,799)              7,628
   Net increase in time deposits ..................................             14,554                 561              14,749
   Redemption of subordinated debt ................................                  0                   0              (3,400)
   Net increase (decrease) in borrowed funds less than 90 days ....                297              37,187                   0
   Increase in borrowed funds greater than 90 days ................            103,125              48,725                   0
   Repayment of borrowed funds ....................................             (1,325)                  0                   0
                                                                             ---------           ---------           ---------
   Net cash provided by financing activities ......................            134,938              97,372              18,977
                                                                             ---------           ---------           ---------

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   45

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS of CASH FLOWS (Continued)
              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                                               1998               1997                1996
                                                                             -------             -------             -------
Increase (decrease) in cash and cash equivalents .................          $  11,968           $  (9,170)          $  11,640
Cash and cash equivalents, beginning of period ...................              6,326              15,496               3,856
Cash and cash equivalents, end of period .........................             18,294           $   6,326              15,496
Supplemental disclosures:
     Interest paid ...............................................             12,342              12,393               8,409
     Income taxes paid ...........................................              1,500               1,183               1,105
Non-cash investing and financing activities:
     Acquisition of ExecuFirst Bancorp, Inc.:
         FMV of assets acquired ..................................                  0                   0            (108,415)
         FMV of liabilities assumed ..............................                  0                   0             113,315
         Stock issued ............................................                  0                   0               7,052
                                                                            ---------           ---------           ---------
         Total cash received, net of merger related costs ........          $       0           $       0           $  11,952
                                                                            ---------           ---------           ---------

     Change in income tax payable due to exercise of stock options               (107)                  0                   0
     Change in unrealized gain on securities available for sale ..                (25)                  3                 (25)
     Change in deferred taxes due to change in unrealized gain
         on securities available for sale ........................                 10                  (1)                  9
     Transfer of securities from held to maturity to
         available for sale and trading ..........................            136,143                   0                   0
     Non-monetary transfers from loans to real estate owned ......               $718                $839                 $68

                (See notes to consolidated financial statements)

--------------------------------------------------------------------------------
46   Republic First Bancorp, Inc.

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                                                                     Accumulated
                                                                  Additional                           Other          Total
                                          Comprehensive  Common     Paid in     Retained  Treasury  Comprehensive  Shareholders'
                                             Income       Stock     Capital     Earnings    Stock      Income         Equity
                                          -------------  ------     -------     --------  --------  -------------  -------------
Balance December 31, 1995................                 $ 32       $ 6,637    $ 1,934      $ 0        $ 19          $ 8,622
                                                          ----       -------    -------    ------      -----          -------

Comprehensive income:
Other comprehensive income,
   net of tax:
      Unrealized losses on securities....    $ (16)
      Less: Reclassification
       adjustment for losses
       included in net income............        0
Total other comprehensive income.........      (16)          0             0          0       0          (16)             (16)
Net Income for the year..................    2,713           0             0      2,713       0            0            2,713
                                            ------        ----       -------    -------    ------      -----          -------
Total comprehensive income...............    2,697
                                            ======

Acquisition of
   ExecuFirst Bancorp, Inc...............                   15         7,037          0       0            0            7,052
                                                          ----       -------    -------    ------      -----          -------
Balance December 31, 1996................                   47        13,674      4,647       0            3           18,371
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Other comprehensive income,
    net of tax:
      Unrealized losses on securities ...        2
      Less: Reclassification
       adjustment for losses
       included in net income............        0
Total other comprehensive income.........        2           0             0          0       0            2                2
Net Income for the year..................    3,551           0             0      3,551       0            0            3,551
                                             -----
Total comprehensive income...............    3,553
                                             =====

Sale of common stock.....................                   14        12,578          0       0            0           12,592
Options exercised........................                    0           106          0       0            0              106
                                                          ----       -------    -------    ------      -----          -------
Balance December 31, 1997................                   61        26,358      8,198       0            5           34,622
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Other comprehensive income,
    net of tax:
      Unrealized losses on
        securities.......................      (32)
      Less: Reclassification
       adjustment for losses
       included in net income............       11
Total other comprehensive income.........      (21)          0             0          0       0          (21)             (21)
Net Income for the year..................    3,798           0             0      3,798       0            0            3,798
                                           -------
Total comprehensive income...............  $ 3,777
                                           =======
Options exercised........................                    0           152          0       0            0              152
                                                          ----       -------    -------    ------      -----          -------
Treasury stock purchases.................                   (2)            0          0    (1,927)         0           (1,929)
                                                          ----       -------    -------    ------      -----          -------
Balance December 31, 1998................                 $ 59       $26,510    $11,996    (1,927)     $ (16)         $36,622
                                                          ====       =======    =======    ======      =====          =======

                (See notes to consolidated financial statements)
--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   47

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company is also in the process of opening another banking subsidiary in the state of Delaware. The newly formed Bank, Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle Delaware. The Delaware Bank is scheduled to open for business on May 1, 1999, and will offer many of the same services and financial products as First Republic Bank, described in Part I Item I of the Company's 1998 Form 10-K.

          On June 7, 1996 Republic Bancorporation, ("Republic") parent company of Republic Bank, its sole subsidiary, merged with and into ExecuFirst Bancorp, Inc., ("ExecuFirst") parent company of First Executive Bank, its sole subsidiary. Republic exchanged all of its common stock for approximately 1,604,411 shares (approximately 56% of the combined total) of ExecuFirst's common stock. Effective upon the merger, ExecuFirst changed its name to First Republic Bancorp, Inc. Subsequently, in July 1997, the Company again changed its name to Republic First Bancorp, Inc. (The "Company"), to avoid confusion with First Republic Bancorp, Inc. of California. Upon completion of the merger, Republic's shareholders owned a majority of the outstanding shares of the consolidated company's stock. As a result, the transaction was accounted for as a reverse acquisition of ExecuFirst by Republic solely for accounting and financial reporting purposes. The operations of ExecuFirst have been included in the Company's financial statements since the date of acquisition. Historical shareholders' equity and earnings per share of Republic prior to the merger have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the respective stock of ExecuFirst and Republic.

          The purchase price calculated for accounting purposes amounted to $7,052,000, which is the result of multiplying the $5.75 per share market value of ExecuFirst by the outstanding shares of ExecuFirst of approximately 1,226,000 at the announcement date of the merger, plus acquisition expenses incurred by Republic, as a result of the merger, in the amount of $1,193,000. The purchase price has been allocated to the respective assets acquired and the liabilities based on their estimated fair market values, net of applicable income tax effects. Negative goodwill in the amount of $1,045,000 was generated for purchase accounting purposes and was applied against (i) bank premises and equipment in the amount of $276,000, (ii) other real estate owned in the net amount of $84,000, and (iii) the net deferred tax asset in the amount of $685,000

          The following unaudited pro forma information presents a summary of the consolidated results if the merger had occurred at the beginning of 1996.

               (Dollar amounts in thousands, except for per share data)

                                                   Year ended December 31, 1996
                                                   ----------------------------

               Net interest income ..............              $9,337

               Net income .......................              $2,954

               Basic earnings per share .........               $0.81
               Diluted earnings per share .......               $0.76


          The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier date, nor are they necessarily indicative of future operating results.

--------------------------------------------------------------------------------
48   Republic First Bancorp, Inc.

          As a result of the merger, supervisory agreements between ExecuFirst and the Federal Reserve Bank and the PA Department of Banking were terminated. The Bank is subject to examination and extensive regulation by the Pennsylvania Banking Department and the Federal Reserve Board. Deposits are insured by the FDIC to the individual deposit limits established by law.

2.        Summary of Significant Accounting Policies:

   Principles of Consolidation:

          The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiary, First Republic Bank ("the Bank"). Such statements have been presented in accordance with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

          Additionally, the Company derives fee income from the Bank's participation in a program (the "Refant" program) which indirectly funds consumer loans collateralized by federal income tax refunds, and provides accelerated check refunds. Approximately $2.4 million in gross revenues were collected on these loans during 1998. The Company is participating in the program again in 1999, but does not anticipate participating in the program beyond 1999.

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

          Significant estimates are made by management in determining the allowance for loan losses, carrying values of real estate owned and deferred tax assets. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

   Cash and Cash Equivalents:

          For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include December 31, 1998 and 1997 were $872,000 and $850,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

   Investment Securities:

          Debt and equity securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   49
tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized gains on the sale of securities in 1998 of $816,000, $628,000 of which was accounted for as a cumulative effect of a change in accounting principle (see note 3). The Company did not realize any gains or losses on the sale of securities during 1997 or 1996. The Bank had no securities classified as trading securities, as of the end of any period reported herein.

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

          Loans,   including   impaired  loans,  are  generally   classified  as
non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

          Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower, in accordance with the contractual terms.

          While a loan is classified as non-accrual or as an impaired loan and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

   Loans Held for Sale:

          Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on loans held for sale are included in non-interest income. The Bank currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

--------------------------------------------------------------------------------
50   Republic First Bancorp, Inc.

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

   Real Estate Owned:

          Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented.

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

   Earnings Per Share:

          Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents. Common stock equivalents (CSE) consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At December 31, 1998, there were $59,730 CSEs which were antidilutive. These shares may be dilutive in the future. There were no antidilutive shares as of December 31, 1997 or 1996.

          The Company paid a 10% Stock Dividend on March 18, 1999 as well as a 20% stock dividends on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been retroactively restated as if the dividend and splits had occurred at the beginning of each period presented.


--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   51

                                                                        1998                1997               1996
                                                                      ----------         ----------         ----------
Income before cumulative effect of a change in
   accounting principle (numerator for basic
   and diluted Earnings per share) .............................      $3,377,000         $3,551,000         $2,713,000
                                                                      ==========         ==========         ==========

                                                                 Per                        Per                        Per
                                                   Shares       Share         Shares       Share        Shares        Share
                                                   ------       -----         ------       -----        ------        -----
Weighted average shares outstanding
   For the period (denominator for basic
   Earnings per share) ........................   6,059,572                  4,722,884                 3,650,710
Earnings per share-- basic ....................                 $0.56                      $0.75                      $0.74
Add common stock equivalents (CSE)
   Representing diluted stock options .........     402,192                    390,774                   242,780
                                                  ---------                  ---------                 ---------

Effect on basic earnings
   per share and CSE ..........................                 (0.04)                     (0.06)                     (0.04)
                                                                -----                      -----                      -----


Equals total weighted average shares and
   CSE (denominator for diluted
   earnings per share) ........................   6,461,764                  5,113,658                 3,893,490
                                                  =========                  =========                 =========


Earnings per share-- diluted ..................                 $0.52                      $0.69                      $0.70
                                                                =====                      =====                      =====


   Reclassifications:

          Certain items in the 1997 and 1996 financial statements and accompanying notes have been reclassified to conform to the 1998 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.

   Accounting for Assets with Premiums and Discounts:

          The Company accounts for amortization of premiums and accretion of discounts related to loans purchased and investment securities based upon the effective interest method. If a loan prepays in full before the contractual maturity date, any unamortized premium, discount or fees are recognized immediately as interest income.

   Investments in Affiliate

          Investment in affiliates not controlled, are recorded at cost, adjusted for the Company's share in the earnings or losses of the affiliate, net of any distributions received. At December 31, 1998, the Company had a 47% equity investment in Fidelity Bond and Mortgage Company. The investment had an original cost basis of $1,617,000. During 1998, the Company wrote the investment down to $0, as the value of the mortgage affiliate's servicing rights was reduced due to the accelerated prepayments of the underlying loans.

   Recent Accounting Pronouncements:

     Comprehensive Income

          In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 on January 1, 1998 and has presented the required disclosures in the Company's financial statements.

--------------------------------------------------------------------------------
52    Republic First Bancorp, Inc.

     Operating Segment Disclosure

          In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The Company adopted Statement No. 131 January 1, 1998 and has presented the required disclosures in the Company's financial statements

     Employers' Disclosures about Pension and Other Postretirement Benefits

          In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement No. 132") which amends the disclosure requirements of Statements No. 87, Employers' Accounting for Pensions (Statement No. 87), No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits (Statement No. 88), and No. 106, Employers' Accounting for Postretirement
Benefits Other Than Pensions (Statement No. 106). Statement No. 132 is applicable to all entities. This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other Postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. Management has adopted this statement effective January 1, 1998 and has presented the required disclosures in these 1998 annul financial statements.

     Accounting for Derivative Instruments and Hedging Activities

          In June 1998,  the FASB  issued  Statement  No. 133,  "Accounting  for
Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. Currently, the Company does not use any derivative instruments, nor does it engage in any hedging activities. The Company has adopted this statement effective July 1, 1998, which permitted the transfer of certain securities originally designated as held-to-maturity, to available-for-sale and trading. A portion of these securities was subsequently sold during the third quarter of 1998. In accordance with Statement No. 133, the Company recorded the gross gain of $628,000 as a cumulative change in accounting principle, net of a $207,000 provision for income tax.

     Reporting on the Costs of Start-Up Activities

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). This statement requires costs of startup activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for the Company's financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998 the Company had deferred costs relating to start-up activities of $94,000, remaining in the balance of other assets in the Consolidated Balance Sheets. The Company adopted SOP 98-5 effective January 1, 1999, and accordingly, expensed $94,000 of costs of start-up activities in the first quarter of 1999.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   53

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

3.        Investment Securities:

          Investment securities available for sale as of December 31, 1998 are as follows:

                                                                                   Gross           Gross          Estimated
                                                                                Unrealized      Unrealized          Fair
                                                           Amortized Cost          Gains          Losses            Value
                                                           --------------       ----------      ----------      ------------
      U.S. Government Agencies ...........................   $ 3,000,000         $ 23,000             $ (0)      $ 3,023,000
      CMOs and Mortgage Backed Securities ................   157,579,000          246,000         (294,000)      157,531,000
                                                            ------------         --------        ---------      ------------
           Total .........................................  $160,579,000         $269,000        $(294,000)     $160,554,000
                                                            ============         ========        =========      ============

          Investment securities held to maturity as of December 31, 1998 are as follows:

                                                                                   Gross           Gross           Estimated
                                                                                Unrealized      Unrealized           Fair
                                                           Amortized Cost          Gains           Gains             Value
                                                           --------------       ----------      ----------      ------------
      U.S. Government Agencies ...........................   $ 1,300,000           $     0        $ (3,000)      $ 1,297,000
      CMOs and Mortgage Backed Securities ................     5,601,000            17,000         (30,000)        5,588,000
      Other Investment Securities ........................    10,097,000                 0               0        10,097,000
                                                             -----------           -------        --------       -----------
          Total ..........................................   $16,998,000           $17,000        $(33,000)      $16,982,000
                                                             ===========           =======        ========       ===========

          Investment securities available for sale as of December 31, 1997 are as follows:

                                                                                   Gross           Gross          Estimated
                                                                                Unrealized      Unrealized          Fair
                                                          Amortized Cost           Gains          Losses            Value
                                                          --------------        ----------       ---------      ------------
      U.S. Government Agencies ...........................   $2,943,000           $7,000              $ 0        $2,950,000
                                                             ----------           ------              ---        ----------
          Total ..........................................   $2,943,000           $7,000              $ 0        $2,950,000
                                                             ==========           ======              ===        ==========

          Investment securities held to maturity as of December 31, 1997 are as follows:

                                                                                   Gross           Gross          Estimated
                                                                                Unrealized      Unrealized          Fair
                                                          Amortized Cost           Gains          Losses            Value
                                                          --------------        ----------       ---------      ------------
      CMOs and Mortgage Backed Securities ................  $ 83,028,000         $ 713,000       $(218,000)     $ 83,523,000
      U.S. Government Agencies ...........................    56,331,000           383,000               0        56,714,000
      Other Investment Securities ........................     5,671,000                 0               0         5,671,000
                                                            ------------        ----------       ---------      ------------
          Total ..........................................  $145,030,000        $1,096,000       $(218,000)     $145,908,000
                                                            ============        ==========       =========      ============

--------------------------------------------------------------------------------
54   Republic First Bancorp, Inc.

          The Company held an investment in stock of the Federal Reserve Bank in accordance with regulatory requirements, with a carrying value of $541,000 and $409,000 as of December 31, 1998 and 1997, respectively, which is included in other investment securities. Also included in other investment securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $9.2 million and $4.1 million at December 31, 1998 and 1997, respectively. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.

          The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 1998 are as follows:

                                             Held to Maturity                      Available for Sale
                                     --------------------------------        --------------------------------
                                                           Estimated                              Estimated
                                      Amortized              Fair             Amortized             Fair
                                         Cost                Value              Cost                Value
                                     ------------        ------------        ------------        ------------
Due in 1 year or less ...........    $    510,000        $    509,000        $          0        $          0
After 1 year to 5 years .........         495,000             495,000           1,915,000           1,927,000
After 5 years to 10 years .......       1,425,000           1,421,000           5,537,000           5,548,000
After 10 years or no maturity....      14,568,000          14,557,000         153,127,000         153,079,000
                                     ------------        ------------        ------------        ------------
    Total .......................    $ 16,998,000        $ 16,982,000        $160,579,000        $160,554,000
                                     ============        ============        ============        ============


          The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the Company transferred $90.6 million of securities from held to maturity to available for sale and $45.5 million of securities from held to maturity to the trading category. The amortized cost of securities transferred from held to maturity to available for sale and trading was $136.1 million, which had gross unrealized gains of $115,000 and $533,000 respectively on the date transferred. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes of $207,000, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

          Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations (CMOs) are shown separately due to the amortization and prepayment of principal accruing throughout the life of these instruments.

          At  December  31,  1998,   investment  securities  in  the  amount  of
approximately $4.3 million were pledged as collateral for public deposits and certain other deposits as required by law.

4.   Loans Receivable:

          Loans receivable at December 31, consist of the following:

                                                        1998                   1997
                                                    -------------         -------------
          Commercial and industrial ...........     $  41,980,000         $  42,519,000
          Real Estate - commercial (1).........       132,185,000            87,701,000
          Real estate - residential ...........       133,158,000            78,366,000
          Consumer and other ..................         1,840,000             3,441,000
                                                    -------------         -------------
                                                      309,163,000           212,027,000
                                                    -------------         -------------
          Less allowance for loan losses ......        (2,395,000)           (2,028,000)
                                                    -------------         -------------
          Total loans receivable, net (1)(2)...     $ 306,768,000         $ 209,999,000
                                                    =============         =============

_____________
(1)  Includes loans held for sale.
(2) Net of deferred loan fees of $631,000 and $297,000 at December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   55

          The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,002,000 and $1,800,000 at December 31, 1998 and 1997 respectively, of which $576,000, $764,000 and $845,000 respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1998, 1997 and 1996 were $426,000, $1,152,000 and
1,047,000, respectively and the amount of such valuation allowance was $143,000, $231,000 and $118,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans was approximately $1,441,000, $1,809,000, and $1,573,000,respectively. During 1998 and 1996, the
Bank recognized interest income of $55,000 on impaired loans. The Bank did not recognize any interest income on impaired loans during 1997 and 1996. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

          As of December 31, 1998, 1997 and 1996, there were loans of approximately $1,002,000, $1,800,000 and $1,892,000 respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have approximated $79,000, $279,000 and $135,000 for 1998, 1997 and 1996, respectively.

          The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties. The Company had loan concentrations exceeding 10% of total loans extended to real estate agents and managers in the aggregate amount of $71.2 million, which represented 23.1% of gross loans receivable.

          Included in loans are loans due from directors and other related parties of $3,909,000 and $5,320,000 at December 31, 1998 and 1997,
respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 1998.

                                                  1998
                                              -----------

          Balance at beginning of year.....   $ 5,320,000
             Additions ....................       251,000
             Repayments ...................    (1,662,000)
                                              -----------
             Balance at end of year .......   $ 3,909,000
                                              ===========


5.   Allowance for Loan Losses:

          Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                  1998                1997                1996
                                              -----------         -----------         -----------
          Balance at beginning of year.....   $ 2,028,000         $ 2,092,000         $   680,000
             Charge-offs ..................      (110,000)           (481,000)           (391,000)
             Recoveries ...................       107,000              97,000             120,000
             Acquisition of ExecuFirst.....             0                   0           1,528,000
             Provision for loan losses.....       370,000             320,000             155,000
                                              -----------         -----------         -----------
          Balance at end of year ..........   $ 2,395,000         $ 2,028,000         $ 2,092,000
                                              ===========         ===========         ===========

--------------------------------------------------------------------------------
56  Republic First Bancorp, Inc.

6.   Premises and Equipment:

          A summary of premises and equipment is as follows:

                                                   1998                1997
                                               -----------         -----------
          Furniture and equipment .........    $ 2,984,000         $ 2,119,000
          Bank building ...................        971,000             883,000
          Leasehold improvements ..........      1,567,000             632,000
                                               -----------         -----------
                                                 5,522,000           3,634,000
          Less accumulated depreciation ...     (1,532,000)         (1,100,000)
                                               -----------         -----------
          Net premises and equipment ......    $ 3,990,000         $ 2,534,000
                                               ===========         ===========


          Depreciation expense on premises, equipment and leasehold improvements
amounted  to  $432,000,   $285,000   and  $166,000  in  1998,   1997  and  1996,
respectively.

          The range of depreciable lives for leasehold improvements is five to ten years. The depreciable lives of the Bank's building, furniture/equipment is forty years and, five to seven years, respectively.

          During 1998, the Company has entered into non-cancelable lease agreements for its operations center, seven First Republic Bank branch facilities and one Republic First Bank of Delaware branch, expiring through June 30, 2018. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:


               Year Ended                                  Amount
               ---------------                           ----------
               1999 ..................................    $ 755,000
               2000 ..................................      755,000
               2001 ..................................      755,000
               2002 ..................................      755,000
               2003 and beyond .......................    4,161,000
                                                         ----------
               Total .................................   $7,181,000
                                                         ==========

          The Company incurred rent expense of $747,000, $667,000 and $613,000 in 1998, 1997 and 1996, respectively.

          The Company and MBM/ATM Group Ltd. have entered into non-cancelable lease agreements for its offsite automated teller cash dispenser machines, expiring through December 2003, whereas the Company is responsible for 50% of the lease expenses and MBM/ATM Group Ltd. (an unrelated third party), is responsible for the remaining 50% of the lease payments. The leases are accounted for as operating leases. The total minimum annual rental payments required under these leases for both the Company and MBM/ATM Group Ltd. are as follows:


               Year Ended                                  Amount
               ---------------                           ----------
               1999 ..................................    $ 324,000
               2000 ..................................      324,000
               2001 ..................................      324,000
               2002 ..................................      324,000
               2003 and beyond .......................      188,000
                                                         ----------
               Total .................................   $1,484,000
                                                         ==========

          The Company incurred rent expense of $136,000 during 1998. There was no rent incurred during 1997 and 1996.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   57

7.   Other Borrowings:

          The Company has a line of credit totaling $7.5 million available for the purchase of federal funds from its corresponding bank relationships. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $236 million as of December 31, 1998. This maximum borrowing capacity is subject to change on a quarterly basis. As of December 31, 1998 and 1997, there were $180.5 million and $85.9 million, respectively outstanding of fixed rate borrowings on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from overnight to ten years. With a portion of these borrowings, the Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate. The following table represents the contractual maturity of the Company's borrowings at December 31, 1998.

                                                                                    Weighted
                                                               Amount             Average Rate
                                                               ------             ------------
          Maturing in:
             Three months or less ......................   $ 40,609,000               4.78%
             Over three months through one year ........      7,400,000               6.27
             1 - 2 years ...............................              0               0.00
             2 - 3 years ...............................              0               0.00
             3 - 4 years ...............................     40,000,000               5.59
             4 - 5 years ...............................     50,000,000               5.00
             Over five years ...........................     50,000,000               5.15
                                                           ------------               ----
          Totals .......................................   $188,009,000               5.17%
                                                           ============               ====

8.   Deposits

          The following represents the contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more, as of December 31, 1998, 1997 and 1996.

                                                                             At December 31,
                                                             ----------------------------------------------
                                                               1998               1997                1996
                                                               ----               ----                ----
                                                                    Certificates of $100,000 or More
                                                                         (Dollars in thousands)
          Maturing in:
             Three months or less .........................   $14,229            $ 9,896            $10,654
             Over three months through six months .........     7,756              8,726              4,381
             Over six months through twelve months ........     3,365              7,233              6,120
             Over twelve months ...........................         0              2,719              8,072
                                                              -------            -------            -------
                Total .....................................   $25,350            $28,574            $29,227
                                                              =======            =======            =======

          The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 1999 through 2003 and beyond.

                                             1999            2000            2001         2002          2003       Totals
                                             ----            ----            ----         ----          ----       ------
      Time Certificates of Deposit
       (In thousands) ...................  $148,303         $39,424         $2,885       $2,263        $2,267     $195,142
                                           ========         =======         ======       ======        ======     ========

--------------------------------------------------------------------------------
58   Republic First Bancorp, Inc.

9.   Income Taxes:

          The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 1998, 1997 and 1996.

                                                                   1998                1997                 1996
                                                               -----------         -----------         -----------
          Tax provision computed at statutory rate .........   $ 1,711,000         $ 1,745,000         $ 1,383,000
          State income taxes net of federal tax benefit ....             0                   0             108,000
          Amortization of negative goodwill ................      (103,000)           (103,000)           (170,000)
          Other ............................................        47,000             (59,000)             32,000
                                                               -----------         -----------         -----------
                Total provision for income taxes ...........   $ 1,655,000         $ 1,583,000         $ 1,353,000
                                                               ===========         ===========         ===========

          The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 1998 and 1997 are as follows:

                                                                         1998                1997
                                                                     -----------         -----------
          Allowance for loan losses ............................     $   485,000         $   380,000
          Net operating loss carryforward ......................         158,000             433,000
          Deferred compensation ................................         403,000             356,000
          Depreciation .........................................          31,000             151,000
          Real estate owned ....................................          52,000              52,000
          Other ................................................          70,000              83,000
          Unrealized loss on securities available for sale .....           8,000                   0
          Investment mortgage banking affiliate ................         493,000                   0
          Start-up expenditures ................................          57,000                   0
                                                                     -----------         -----------
          Deferred tax asset ...................................       1,757,000           1,455,000
                                                                     -----------         -----------
          Negative goodwill allocated to deferred tax asset,
             net of amortization ...............................        (309,000)           (412,000)
                                                                     -----------         -----------
          Adjusted deferred tax assets .........................     $ 1,448,000         $ 1,043,000
                                                                     -----------         -----------

          Deferred tax liabilities:
             Unrealized gain on securities available for sale ..               0              (2,000)
             Deferred loan costs ...............................        (260,000)           (178,000)
             Prepaid expenses ..................................         (61,000)            (95,000)
             Tax refund program ................................        (205,000)           (205,000)
                                                                     -----------         -----------
          Deferred tax liabilities .............................        (526,000)           (480,000)
                                                                     -----------         -----------
          Net deferred tax asset ...............................     $   922,000         $   563,000
                                                                     ===========         ===========

          In  addition,   the  Company  recorded  $207,000  of  tax  expense  in
connection with the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 133.

          The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes that it is more likely than not that the Company will realize the benefits of these deferred tax assets.

          As discussed in Note 1 of the consolidated financial statements, the reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 1998, 1997 and 1996, the negative goodwill allocated to the deferred tax assets was amortized by an amount of $103,000, $103,000, and $170,000 respectively, thereby resulting in a corresponding reduction to the

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   59
provision for income taxes. The amortization of negative goodwill is being recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.

          At December 31, 1998, the Company has available approximately $465,000 of net operating loss carryforwards available for income tax reporting purposes which expire from 2004 through 2009.

          The  following   represents  the  components  of  income  tax  expense
(benefit) for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                        1998             1997               1996
                                                                      ----------       ----------        ----------
      Current provision
         Federal .................................................    $2,004,000       $1,289,000         $ 950,000
         State ...................................................             0                0           163,000
      Deferred provision - Federal ...............................      (349,000)         294,000           240,000
                                                                      ----------       ----------        ----------
            Total provision for income taxes .....................    $1,655,000       $1,583,000        $1,353,000
                                                                      ==========       ==========        ==========

10.  Directors and Officers Annuity Plan:

         The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Bank's Directors and officers, ranging from $15,000 to $25,000 per year for ten years. After five years of service, certain Directors or officers shall be 50% vested in their accrued benefit. For each additional year of service over five years, the Director or officer will be vested an additional 10% per year until he is 100% vested. The accrued benefits under the plan at December 31, 1998, 1997 and 1996 totaled $355,000, $287,000 and $224,000 respectively. The expense for the years ended December 31, 1998, 1997 and 1996 was $68,000, $63,000 and $72,000
respectively. The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1,391,000, $1,328,000 and $1,277,000 at December 31, 1998, 1997 and 1996, respectively, which is included in accrued income and other assets.

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

          Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $20.1 million and $17.3 million and standby letters of credit of approximately $1,912,000 and $453,000 at December 31, 1998 and 1997, respectively. Of the $20.1 million commitments to extend credit at December 31, 1998, $19.7 million were variable rate and 430,000 were fixed rate commitments.

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

--------------------------------------------------------------------------------
60   Republic First Bancorp, Inc.

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

          The Company has entered into employment agreements with the President of the Company, and the Chief Operating Officer, the Chief Financial Officer and the Chief Lending Officer of the subsidiary Bank, which provide for the payment of base salary and certain benefits through the year 1999. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 1998 is approximately $485,000. The Bank has not renewed an employment contract with the Bank's former president, which was amended in February 1998. Consequently, the Bank has accrued the full severance for the contract during 1998 for approximately $258,000, which is to be paid out during 1999.

          The Bank participates in a partially self-insured health plan (the "Plan"), for which employees of the Bank receive medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 1998 and 1997, the Bank paid claims under the plan of $464,000 and $158,000, respectively. There were no payments made under the plan during 1996, as the plan commenced in February 1997.

          The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. The Bank believes that it has a valid defense to this claim. In addition, one of these loans was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages, and as a result, has asserted a claim of $800,000 against the Bank. The Bank believes that its actions were proper, that the lien is enforceable as a first lien, and or it intends to vigorously defend these claims and, to the extent necessary, seek recourse form other parties who may have participated in this alleged scheme.

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

          Effective August 24, 1998, the Company implemented a stock repurchase program, which will be in effect from time to time for varying periods after August 25, 1998, through and including June 30, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's outstanding stock, or approximately 297,000 shares as of June 30, 1999. As of December 31, 1998, there was 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There was also an additional 164,688 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18.

          In accordance with the Pennsylvania Banking Code, cash dividends by the Bank may only be declared and paid out of accumulated net earnings, as defined by the Code. At December 31, 1998, there were no cash dividends declared or paid.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   61

          Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured Bank may pay no dividends if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking law, the Bank would be limited to 7.0 million of dividends in 1998, plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration.

          State and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Federal banking agencies impose three minimum capital requirements on the Company's risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit; quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

          Management believes that the Bank meets, as of December 31, 1998 and 1997, all capital adequacy requirements to which it is subject. As of December 31, 1998 and 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Bank's category.

          The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%. At December 31, 1998, the aforementioned ratios are as follows:

          The following table sets forth the capital ratios of the Company at December 31, 1998.

                                                                                                         To be well
                                                                                                      capitalized under
                                                                           For capital                   FRB capital
                                               Actual                   adequacy purposes                guidelines
                                        ---------------------        --------------------         -----------------------
(Dollars in thousands)                  Amount          Ratio        Amount         Ratio         Amount            Ratio
----------------------                  ------          -----        ------         -----         ------            -----
As of December 31, 1998:
Total risk based capital............    $38,784        12.54%         $24,746       8.00%          $30,932          10.00%
Tier I capital......................     36,389        11.76           12,373       4.00            18,559           6.00
Tier I (leveraged) capital..........     36,389         7.50           24,263       5.00            24,263           5.00

As of December 31, 1997:
Total risk based capital............    $36,395        16.33%         $17,830       8.00%          $22,289          10.00%
Tier I capital......................     34,367        15.42            8,915       4.00            13,372           6.00
Tier I (leveraged) capital..........     34,367        10.53           16,312       5.00            16,312           5.00

--------------------------------------------------------------------------------
62   Republic First Bancorp, Inc.

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

          The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Bank, limited to 3%. The total expense relating to the plan was $103,000, $74,000 and $47,000 in 1998, 1997 and 1996, respectively.

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

   Loans:

          For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is the carrying value. For other categories of loans such as commercial and industrial loans, real estate mortgage and consumer loans, fair value is estimated based on using the present value of the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar collateral and credit ratings and for similar remaining maturities.

   Loans Held for Sale:

          Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses on loans held for sale are included in non-interest income. The Bank currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

   Deposit Liabilities:

          For checking, savings and money market accounts, fair value is the amount payable on demand at the reporting date. For time deposits, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

   Borrowings:

          Fair values on borrowings are based on using the present value of estimated cash flows, using current rates, at which similar borrowings could be obtained by the Bank with similar maturities.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   63

   Commitments to Extend Credit and Standby Letters of Credit:

          The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar arrangements.

          At December 31, 1998, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                             December 31, 1998                      December 31, 1997
                                                      -------------------------------        -------------------------------
                                                        Carrying              Fair             Carrying            Fair
                                                         Amount               Value             Amount             Value
                                                      -------------------------------        -------------------------------
Balance Sheet Data:
     Financial Assets:
         Cash and cash equivalents ................   $ 18,295,000       $ 18,295,000        $ 6,326,000        $ 6,326,000
         Securities available for sale ............    160,554,000        160,554,000          2,950,000          2,950,000
         Securities held to maturity ..............     16,998,000         16,982,000        145,030,000        145,908,000
         Loans receivable, net ....................    299,564,000        304,571,000        203,309,000        204,834,000
         Loans held for sale ......................      7,204,000          7,204,000          6,690,000          6,690,000
         Accrued interest receivable ..............      3,765,000          3,765,000          2,654,000          2,654,000

     Financial Liabilities:
         Deposits:
           Demand, savings and
             money market .........................   $ 87,942,000       $ 87,942,000       $ 67,813,000       $ 67,813,000
           Time ...................................    195,142,000        197,007,000        180,588,000        182,140,000
           Borrowings .............................    188,009,000        191,684,000         85,912,000         86,140,000
           Accrued interest payable ...............      5,661,000          5,661,000          4,402,000          4,402,000

                                                             December 31, 1998                      December 31, 1997
                                                      -------------------------------        -------------------------------
                                                        Notional              Fair             Notional            Fair
                                                         Amount               Value             Amount             Value
                                                      -------------------------------        -------------------------------
Off Balance Sheet Data:
     Commitments to extend credit                      $20,100,000          $201,000         $17,300,000          $173,000
     Letters of credit                                   1,912,000            19,000             453,000             4,000

--------------------------------------------------------------------------------
64   Republic First Bancorp, Inc.

15.   Parent Company Financial Information

         The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                          (dollar amounts in thousands)

                                                                       1998             1997
                                                                     --------         --------
ASSETS:
Cash ..........................................................      $  6,880         $  8,434
Investment in subsidiary ......................................        29,742           26,188
                                                                     --------         --------
Total Assets ..................................................      $ 36,622         $ 34,622
                                                                     ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Total Liabilities .............................................      $      0         $      0

Shareholders' Equity:
Common stock ..................................................            59               61
Additional paid in capital ....................................        26,510           26,358
Retained earnings .............................................        11,996            8,198
Treasury Common at cost (219,604 shares at December 31, 1998) .        (1,927)               0
Accumulated other comprehensive income ........................           (16)               5
                                                                     --------         --------
Total Shareholders' Equity ....................................        36,622           34,622
                                                                     --------         --------
Total Liabilities and Shareholders' Equity ....................      $ 36,622         $ 34,622
                                                                     ========         ========



            STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                 For the years ended December 31, 1998 and 1997
                          (dollar amounts in thousands)

                                                                    1998             1997            1996
                                                                  --------         --------        --------
Income ........................................................   $    265         $     44        $      0
Expenses ......................................................          0                0               0
Equity in undistributed income of subsidiary ..................      3,533            3,507           2,713
                                                                  --------         --------        --------

Net income ....................................................      3,798            3,551           2,713
Shareholders' equity, beginning of year .......................     34,622           18,371           8,622
Exercise of stock options .....................................        152              106               0
Proceeds from stock offering ..................................          0           12,592               0
Purchase of treasury stock ....................................     (1,929)               0               0
Acquisition of ExecuFirst Bancorp, Inc. .......................          0                0           7,052
Change in unrealized gain on securities available for sale ....        (21)               2             (16)
                                                                  --------         --------        --------

Shareholders' equity, end of year .............................   $ 36,622         $ 34,622        $ 18,371
                                                                  ========         ========        ========

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   65

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997
                          (dollar amounts in thousands)

                                                            1998             1997             1996
                                                          --------         --------         --------
Cash flows from operating activities:
Net income                                                $  3,798         $  3,551         $  2,713
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
      Equity in undistributed income of subsidiary          (3,533)          (3,507)          (2,713)
                                                          --------         --------         --------

Net cash provided by operating activities                      265               44                0
                                                          --------         --------         --------


Cash flows from investing activities:
   Purchase of subsidiary common stock                           0           (4,392)               0
   Acquisition of ExecuFirst                                     0                0               84
                                                          --------         --------         --------

   Net cash provided by investing activities                     0           (4,392)             (84)
                                                          --------         --------         --------

Cash from Financing Activities:
   Exercise of stock options                                   108              106                0
   Proceeds from stock issuance                                  0           12,592                0
   Purchase of treasury stock                               (1,927)               0                0
                                                          --------         --------         --------

Net cash provided by financing activities                   (1,819)          12,698                0
                                                          --------         --------         --------

Increase/(decrease) in cash                                 (1,554)           8,350               84
Cash, beginning of period                                    8,434               84                0
                                                          --------         --------         --------

Cash, end of period                                       $  6,880         $  8,434         $     84
                                                          ========         ========         ========


16.  Stock Options

          The Company maintains a Stock Option Plan (the "Plan") under which the Company grants options to its employees and directors. Under the terms of the plan, 792,000 shares of common stock are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. All options are granted upon approval of the Stock Option Committee of the Board of Directors, consisting of three disinterested members (as defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended). Stock Options are issued to promote the interests of the Company by providing incentives to (i) designated officers and other employees of the Company or a Subsidiary Corporation (as defined herein),
(ii) non-employee members of the Company's Board of Directors and (iii) independent contractors and consultants who may perform services for the Company. The Company believes that the Plan causes participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders.

          Prior to the merger of Republic Bancorporation and ExecuFirst Bancorp, Inc., various grants of stock options were issued pursuant to the then existing plans of each Corporation.

          In addition to the shares reserved under the Plan, 134,669 options were granted outside of the Plan to a director of the Company, as a result of the merger between Republic Bancorporation and ExecuFirst Bancorp, Inc. These options have a grant date of June 7, 1996. These options are fully vested, and will expire on June 7, 2006.

--------------------------------------------------------------------------------
66   Republic First Bancorp, Inc.

          Shares outstanding under option and option price per share have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock. These options and option prices have also been restated as a result of the recent 10% stock dividend to be paid on March 18, 1999 as well as two separate six for five stock splits effected in the form of 20% stock dividends. These dividends were paid on April 15, 1998 and March 27, 1997. Changes in total shares are as follows:

December 31, 1998:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)
                                                           ------        ---------------     --------------     ------------
      Outstanding at beginning of year...............      478,010       $1.95 to $2.65           $2.50              5.3
                                                           218,740       $3.00 to $4.50           $3.77              6.0
                                                           155,232            $4.85               $4.85              8.8

      Granted during year............................       63,030       $9.55 to $10.45         $10.26

      Exercised during year..........................       35,721       $1.95 to $4.85           $2.44

      Forfeited during year..........................            0             N/A                  N/A
-----------------------------------------------------------------------------------------------------------------------------
      Outstanding at end of year.....................      425,649       $1.95 to $2.65          $ 2.31              4.3
                                                           236,958       $3.00 to $4.02            3.68              5.1
                                                           153,648            $4.85                4.85              7.8
                                                            63,030       $9.55 to $10.45          10.26              9.4
                                                           -------                               ------
                                                           879,285                               $ 3.69

      Options exercisable at end of year.............      425,649       $1.95 to $2.65           $2.31              4.3
                                                           236,958       $3.00 to $4.02            3.68              5.1
                                                           153,648            $4.85                4.85              7.8
                                                           -------                               ------             ----
                                                           816,255                                $3.18              5.2


December 31, 1997:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)
                                                           ------        ---------------     --------------     ------------

      Outstanding at beginning of year...............      497,018       $1.95 to $2.65           $2.50              6.3
                                                           237,748       $3.00 to $4.50           $3.71              7.0
                                                           155,232            $4.85               $4.85              9.8

      Granted during year............................            0             N/A                  N/A

      Exercised during year..........................       38,016       $2.53 to $3.00           $2.76

      Forfeited during year..........................            0             N/A                  N/A
-----------------------------------------------------------------------------------------------------------------------------

      Outstanding at end of year.....................      851,982       $1.95 to $4.85           $3.14

      Options exercisable at end of year.............      478,010       $1.95 to $2.65           $2.50              5.3
                                                           218,740       $3.00 to $4.50           $3.77              6.0
                                                           155,232            $4.85               $4.85              8.8
                                                           -------                               ------             ----

                                                           851,982                                $3.14              6.2

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   67

December 31, 1996:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)
                                                           ------        ---------------     --------------     ------------
      Outstanding at beginning of year...............      451,084       $1.95 to $2.65           $2.50              6.3
                                                            46,055       $3.00 to $3.13           $3.13              2.4

      Granted during year............................      155,233            $4.85               $4.85              9.8
                                                           134,669            $4.02               $4.02              9.4

      Acquisition of ExecuFirst                             83,950       $2.53 to $3.15           $2.92              4.9
                                                            19,008            $3.87               $3.87              2.0

      Exercised during year..........................            0             N/A                  N/A              N/A

      Forfeited during year..........................            0             N/A                  N/A              N/A
---------------------------------------------------------------------------------------------------------------------------
      Outstanding at end of year.....................      497,018       $1.95 to $2.65           $2.50              6.3
                                                           237,748       $3.00 to $4.50           $3.71              7.0
                                                           155,233            $4.85               $4.85              9.8

      Options exercisable at end of year.............      600,096       $1.95 to $3.87


                                         Year ended                       Year ended                      Year ended
                                      December 31, 1998                December 31, 1997               December 31, 1996
                                  -------------------------       -------------------------        ------------------------
                                  As Reported     Pro Forma       As Reported     Pro Forma        As Reported    Pro Forma
                                  -----------     ---------       -----------     ---------        -----------    ---------
Net income......................  $3,798,000     $3,675,000       $3,551,000     $3,143,000        $2,713,000    $1,813,000

Basic earnings per share........     $0.63          $0.61            $0.75          $0.67             $0.74         $0.50

Diluted earnings per share......     $0.59          $0.57            $0.69          $0.61             $0.70         $0.47


          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), "Accounting for Stock Based Compensation", but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations in accounting for its Plan. Accordingly, no compensation has been recognized for options granted under the Plan. If the Company had elected to recognize compensation based on the fair value at the grant dates for awards under its Plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated above:

          The proforma compensation expense is based upon the fair value of the option at grant date. The weighted average fair value of the options granted in 1998 and 1996 were $4.63 and $2.14, respectively. The fair value of each option granted (including the converted options under the Republic Bancorporation and ExecuFirst Bancorp, Inc. plans) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 1998 and 1996, respectively; dividend yield of 0% for both periods, expected volatility 35% for both periods, risk-free interest rate of 5.3% and 6.6% and an expected life of 6.3 years for both periods. There were no options granted in 1997.

--------------------------------------------------------------------------------
68   Republic First Bancorp, Inc.

17.   Comprehensive Income

          The tax effects allocated to each component of "Comprehensive Income" are as follows:

         For the year ended December 31, 1998
         (dollars in thousands)
                                                                                            Tax
                                                                        Before           (Expense)          Net of
                                                                      Tax Amount          Benefit         Tax Amount
                                                                      ----------          -------         ----------
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................        $ (48)             $ 16            $ (32)
               Less: Reclassification adjustment for gains
                  included in net income.........................           16                (5)              11
                                                                         -----              ----            -----
            Other comprehensive income...........................        $ (32)             $ 11            $ (21)
                                                                         =====              ====            =====


         For the year ended December 31, 1997
                                                                                            Tax
                                                                        Before           (Expense)          Net of
                                                                      Tax Amount          Benefit         Tax Amount
                                                                      ----------          -------         ----------
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................       $    3             $  (1)          $    2
               Less: Reclassification adjustment for gains
                  included in net income.........................            0                 0                0
                                                                        ------             -----           ------

            Other comprehensive income...........................       $    3             $  (1)          $    2
                                                                        ======             =====           ======


         For the year ended December 31, 1996
                                                                                            Tax
                                                                        Before           (Expense)          Net of
                                                                      Tax Amount          Benefit         Tax Amount
                                                                      ----------          -------         ----------
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................       $  (25)             $  9           $  (16)
               Less: Reclassification adjustment for gains
                  included in net income.........................            0                 0                0
                                                                        ------              ----           ------

            Other comprehensive income...........................       $  (25)             $  9           $  (16)
                                                                        ======              ====           ======

18.   Segment Reporting

          The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

          Republic First Bancorp has three reportable segments; community banking, its mortgage banking affiliate and the Tax Refund Program. The community banking segment is primarily comprised of the results of operation and financial condition of the Company's wholly owned banking subsidiary, First Republic Bank. The mortgage banking segment represents the Company's equity investment in Fidelity Bond and Mortgage, a mortgage banking operation which services and originates residential mortgage loans. Such investment is accounted for as an equity investment as the Company does not have control over Fidelity Bond and Mortgage. The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   69

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates the performance of the community banking segment based upon income before the provision for income taxes, return on equity and return on average assets. The mortgage banking segment is evaluated based upon return on average equity and the Tax Refund Program is evaluated based upon income before provision for taxes.

          The Company has no intersegment revenues.

          The Tax Refund Program and the mortgage banking affiliate were developed as business segments to further expand the Company's products and services offered to consumers and businesses. The Company made an investment in a mortgage banking affiliate during 1998 and accordingly segment information is not applicable for this segment as of and for the years ended December 31, 1997 and 1996.

          Segment information for the years ended December 31, 1998, 1997 and 1996 is as follows:

As of and for the years ended December 31,
(dollars in thousands)
                                             1998                               1997                            1996

                                        Tax     Mortgage                         Tax                             Tax
                                      Refund     Banking                       Refund                          Refund
                             Bank     Program   Affiliate    Total    Bank     Program     Total     Bank      Program    Total
                             ----     -------   ---------    -----    ----     -------     -----     ----      -------    -----
External customer revenues:
  Interest Income          $ 34,404   $    0     $    0   $ 34,404  $ 23,533   $    0   $ 23,533   $ 17,112    $    0   $ 17,112
  Other Income                  760    2,490          0      3,250       388    2,312      2,700        325     2,130      2,455
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------

Total external customer
  revenues                   35,164    2,490          0     37,654    23,921    2,312     26,233     17,437     2,130     19,567

Intersegment revenues:
  Interest Income                 0        0          0          0         0        0          0          0         0          0
  Other Income                    0        0          0          0         0        0          0          0         0          0
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------

Total intersegment revenues       0        0          0          0         0        0          0          0         0          0
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------


Total Revenue                35,164    2,490          0     37,654    23,921    2,312     26,233     17,437     2,130     19,567
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------

Depreciation and amortization            432          0          0       432      285          0        285       166          0
  166
Other operating expenses -
  external                   30,468      105          0     30,573    20,739       75     20,814     15,285        50     15,335
Equity interest in mortgage
  banking affiliate               0        0      1,617      1,617
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------

Other operating expenses -
  intersegment                    0        0          0          0         0        0          0          0         0          0
                           --------   ------     ------   --------  --------   ------   --------   --------    ------   --------

Segment expenses             30,900      105      1,617     32,622    21,024       75     21,099     15,451        50     15,501

Segment income before taxes
  and extraordinary items   $ 4,264   $2,385    $(1,617)   $ 5,032   $ 2,897  $ 2,237    $ 5,134    $ 1,986   $ 2,080    $ 4,066
                            =======   ======    =======    =======   =======  =======    =======    =======   =======    =======

Segment assets              516,361        0          0    516,361   375,462        0    375,462    273,795         0    273,795

Capital expenditures          1,888        0      1,617      3,505     2,108        0      2,108        556         0        556

--------------------------------------------------------------------------------
70   Republic First Bancorp, Inc.

19.  Subsequent Events

          On February 18, 1999, the Company announced that its board of directors approved a 10% stock dividend for shareholders of record as of March 2, 1999 to be distributed on March 18, 1999. The stock dividend will represent an increase in outstanding shares of approximately 535,000, bringing the total outstanding shares to approximately 5.9 million shares. All relevant financial data included herein has been retroactively adjusted for the dividend.

--------------------------------------------------------------------------------
                                               Republic First Bancorp, Inc.   71