Form 10QSB
period 1999-03-31
REPUBLIC FIRST BANCORP INC
filed 1999-05-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1999

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

              5,889,500 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 1999

                        Exhibit index appears on page 33

                                TABLE OF CONTENTS

                                                                                                  Page
Part I:   Financial Information

Item 1:   Financial Statements                                                                      3

Item 2:   Management's Discussion and Analysis of Financial Condition and                          15
          Results of Operations

Part II:  Other Information

Item 1:   Legal Proceedings                                                                        32


Item 2:   Changes in Securities and Use of Proceeds                                                32

Item 3:   Defaults Upon Senior Securities                                                          32

Item 4:   Submission of Matters to a Vote of Security Holders                                      32

Item 5:   Other Information                                                                        33

Item 6:   Exhibits and Reports on Form 8-K                                                         33


                         PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements (unaudited)

                                                                                                          Page
Number


(1)       Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998..................................................................................4

(2)       Consolidated Statements of Operations for three months ended March 31,
          1999 and 1998......................................................................................5

(3)       Consolidated Statements of Cash Flows for the three months ended March
          31, 1999 and 1998..................................................................................6

(4)       Notes to Consolidated Financial Statements.........................................................7


                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   as of March 31, 1999 and December 31, 1998
                                   (unaudited)

ASSETS:                                                                              1999                                1998
                                                                           -------------------------         -----------------------
Cash and due from banks                                                                  $9,852,000                    $18,169,000
Interest  bearing deposits with banks                                                       125,000                        126,000
                                                                           -------------------------         -----------------------
    Total cash and cash equivalents                                                       9,977,000                     18,295,000

Securities available for sale, at fair value                                            184,842,000                    160,554,000
Securities held to maturity at amortized cost                                            14,528,000                     16,998,000
    (fair value of $14,545,000 and
$16,982,000,
     respectively)

Loans receivable, (net of allowance for loan losses of
     $2,653,000 and $2,395,000, respectively)                                           309,795,000                    299,564,000
Loans held for sale                                                                       2,787,000                      7,204,000
Premises and equipment, net                                                               4,114,000                      3,990,000
Real estate owned                                                                           643,000                        718,000
Accrued income and other assets                                                           9,884,000                      9,038,000
                                                                           -------------------------         -----------------------

Total Assets                                                                           $536,570,000                   $516,361,000
                                                                           =========================         =======================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                           $29,375,000                    $32,537,000
Demand - interest-bearing                                                                14,713,000                     20,155,000
Money market and savings                                                                 44,449,000                     35,250,000
Time                                                                                    145,277,000                    169,792,000
Time over $100,000                                                                       42,915,000                     25,350,000
                                                                           -------------------------         -----------------------
    Total Deposits                                                                      276,729,000                    283,084,000

Other borrowed funds                                                                    214,174,000                    188,009,000
Accrued expenses and other liabilities                                                    8,643,000                      8,646,000
                                                                           -------------------------         -----------------------

Total Liabilities                                                                       499,546,000                    479,739,000
                                                                           -------------------------         -----------------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000
    shares authorized; shares issued and outstanding
    5,889,500 as of March 31, 1999
    and 5,883,188 as of December 31, 1998                                                    59,000                         59,000
Treasury stock at cost (213,292 and 219,604 shares at March 31, 1999 and
    December 31, 1998,
respectively)                                                                           (1,882,000)                     (1,927,000)
Additional paid in capital                                                               31,306,000                     26,510,000
Retained earnings                                                                         8,558,000                     11,996,000
Accumulated other comprehensive income/(loss), net of tax                               (1,017,000)                        (16,000)
                                                                           -------------------------         -----------------------
Total Shareholders' Equity                                                               37,024,000                     36,622,000
                                                                           -------------------------         -----------------------
Total Liabilities and Shareholders' Equity                                             $536,570,000                   $516,361,000
                                                                           =========================         =======================

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (unaudited)

                                                       1999                    1998
                                               ----------------------   --------------------
Interest income:
   Interest and fees on loans                             $6,275,000             $4,796.000
   Interest on federal funds sold                              1,000                181,000
   Interest on investments                                 2,858,000              3,066,000

                                               ----------------------   --------------------
   Total Interest Income                                   9,134,000              8,043,000
                                               ----------------------   --------------------

Interest expense:
   Demand interest-bearing                                    70,000                 55,000
   Money market and savings                                  371,000                232,000
   Time over $100,000                                        344,000                402,000
   Time under $100,000                                     2,464,000              2,372,000
   Other borrowed funds                                    2,426,000              1,508,000
                                               ----------------------   --------------------
Total interest expense                                     5,675,000              4,569,000
                                               ----------------------   --------------------
Net interest income                                        3,459,000              3,474,000
                                               ----------------------   --------------------
Provision for loan losses                                    250,000                130,000
                                               ----------------------   --------------------
Net interest income after provision
    for loan losses                                        3,209,000              3,344,000
                                               ----------------------   --------------------

Non-interest income:
    Service fees                                             155,000                 95,000
    Tax Refund Program revenue                             2,715,000              2,155,000
    Miscellaneous income                                      26,000                 29,000
                                               ----------------------   --------------------
                                                           2,896,000              2,279,000
Non-interest expense:
   Salaries and benefits                                   1,431,000              1,188,000
   Occupancy/Equipment                                       418,000                362,000
   Other expenses                                          1,005,000                514,000
                                               ----------------------   --------------------
                                                           2,854,000              2,064,000
                                               ----------------------   --------------------
Income before income taxes                                 3,251,000              3,559,000
                                               ----------------------   --------------------
Provision for income taxes                                 1,071,000              1,179,000
   Income before cumulative effect of a
      change in accounting principle                       2,180,000              2,380,000
    Cumulative effect of a change in
       accounting principle (Note 5)                        (63,000)                      0
                                               ----------------------   --------------------
Net income                                                $2,117,000             $2,380,000
                                               ======================   ====================

  Net income per share - basic:
   Income before cumulative effect of a
      change in accounting principle                           $0.37                  $0.39
    Cumulative effect of a change in
       accounting principle (Note 5)                           (0.01)                  0.00
                                               ----------------------   --------------------
  Net income                                                   $0.36                  $0.39

  Net income per share - diluted:
   Income before cumulative effect of a
      change in accounting principle                           $0.35                  $0.37
    Cumulative effect of a change in
       accounting principle (Note 5)                          (0.01)                   0.00
                                               ----------------------   --------------------
Net income                                                     $0.34                  $0.37

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For Three Months Ended March 31,
                                   (unaudited)

                                                                  1999              1998
                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                              $  2,117,000      $  2,380,000
     Adjustments to reconcile net income
          to net cash provided by operating activities
        Provision for loan losses                                 250,000           130,000
        Write down of other real estate owned                      75,000                 0
        Depreciation and amortization                             256,000            62,000

        Decrease in loans held for sale                         4,417,000           465,000
        Increase in accrued income
          and other assets                                       (406,000)       (8,854,000)
        Decrease in accrued expenses
          and other liabilities                                    (3,000)        2,290,000
                                                             ------------      ------------
     Net cash used in operating activities                      6,706,000        (3,527,000)
                                                             ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                    (34,913,000)                0
        Held to Maturity                                       (2,553,000)      (71,522,000)
     Proceeds from principal receipts, sales, and
          maturities of securities                             14,039,000        11,604,000
     Net increase in loans                                    (10,455,000)      (12,627,000)
     Net increase/(decrease) in deferred fees                      31,000           156,000
     Purchase of other real estate owned                                0                 0
     Premises and equipment expenditures                         (271,000)         (568,000)
                                                             ------------      ------------

     Net cash used in investing activities                    (34,122,000)      (72,957,000)
                                                             ------------      ------------

Cash flows from financing activities:
     Net increase in demand, money
          market, and savings deposits                            595,000         5,968,000
     Net increase/(decrease) in borrowed funds less than        8,565,000        13,288,000
          90 days
     Net increase in borrowed funds greater than 90 days       17,600,000        50,000,000
     Net increase (decrease) in time deposits                  (6,950,000)        7,722,000
     Purchase of Treasury Stock                                (1,028,000)                0
     Net proceeds from exercise of stock options                  315,000                 0
                                                             ------------      ------------
     Net cash provided by financing activities                 19,098,000        76,978,000
                                                             ------------      ------------
Increase in cash and cash equivalents                          (8,318,000)          494,000
Cash and cash equivalents, beginning of period                 18,295,000         6,326,000
                                                             ------------      ------------
Cash and cash equivalents, end of period                        9,977,000         6,820,000
                                                             ============      ============
Supplemental disclosure:
     Interest paid                                              5,541,000         3,556,000
                                                             ============      ============
Non-cash transactions:
     Changes in unrealized gain/(loss) on securities
          available for sale                                   (1,516,000)                0
                                                             ============      ============

                (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

         Republic First Bancorp, Inc., is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         The Company is also in the process of opening another banking subsidiary in the state of Delaware. The newly formed Bank, Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank is scheduled to open for business on May 31, 1999, and will offer many of the same services and financial products as First Republic Bank, described in Part I, Item I of the Company's 1998 Form 10-K.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

Note 2:  Summary of Significant Accounting Policies:

    Principles of Consolidation:

         The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiary, First Republic Bank. Such statements have been presented in accordance with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

         Additionally, the Company derives fee income from the Bank's participation in a program (the "Tax Refund Program") which indirectly funds consumer loans collateralized by federal income tax refunds, and provides accelerated check refunds. Approximately $2.4 million in gross revenues were collected on these loans during 1998. The Company is participating in the program again in 1999, and has recorded approximately $2.7 million in revenues for the three months ended March 31, 1999, however, the Bank does not anticipate participating in the program beyond 1999.

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

         Significant estimates are made by management in determining the allowance for loan losses, carrying values of real estate owned and deferred tax assets. Consideration is given to a variety of factors in establishing the allowance for loan losses, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

   Cash and Cash Equivalents:

         For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include March 31, 1999 and December 31, 1998 were $957,000 and $872,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

   Investment Securities:

         Debt and equity securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains during the first quarter of 1999 or 1998. Additionally, the Bank had no securities classified as trading securities, as of the end of any period reported herein.

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

         The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination and current economic conditions and trends that may affect the borrower's ability to pay.

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

   Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents. Common stock equivalents (CSE) consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At March 31, 1999 and 1998, there were 41,250 and zero CSEs which were antidilutive, respectively. These shares may be dilutive in the future.

         The Company paid a 10% Stock Dividend on March 18, 1999 as well as a 20% stock dividends on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been retroactively restated as if the dividend and splits had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three months ended March 31, 1999 and 1998.

                                                       Quarter to Date
                                                1999                      1998
                                      ---------------------------------------------------
Income before  cumulative  effect of
a  change  in  accounting  principle
(numerator for both calculations)       $2,180,000                $2,380,000
                                      ---------------------------------------------------

                                           Shares     Per Share      Shares     Per Share
Weighted average shares
   for period                            5,889,500                 6,067,069
Basic EPS                                                $0.37                     $0.39
Add common stock equivalents
  representing dilutive stock options      395,821                   402,208
Effect on basic EPS and CSE                            $(0.02)                   $(0.02)
Equals total weighted average
     Shares and CSE (diluted)            6,285,321                 6,469,277
Diluted EPS                                              $0.35                     $0.37

  Treasury Stock

         Effective August 24, 1998, the Company implemented a stock repurchase program, which will be in effect from time to time for varying periods after August 25, 1998, through and including June 30, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's outstanding stock, or approximately 297,000 shares. As of March 31, 1999, there were 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There were also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. The exercise of 120,712 options were funded from such block transaction purchases.


  Comprehensive Income

   The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(dollar amounts in thousands)                                      Three months ended
                                                                        March 31
                                                                 1999               1998
                                                           ---------------    ----------------
Net income                                                         $2,117              $2,380

Other comprehensive income, net of tax:
    Unrealized gains on securities:
         Unrealized holding losses during the period              (1,001)                (21)
         Less: Reclassification adjustment for gains
              included in net income                                    0                   0
                                                           ---------------    ----------------
Comprehensive income                                               $1,116              $2,359
                                                           ===============    ================

Note: 3 Legal Proceedings

         The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. In addition, one of these loans was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages, and as a result, has asserted a claim of $800,000 against the Bank. The Company has since reached a tentative settlement to the suit, and has been advised that all parties involved have consented with the terms set forth in the settlement agreement. As a result of this agreement, the Company has recorded a liability for $233,000, which is reflected in the results of operation for the quarter ended March 31, 1999.

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

Note 4: Recent Accounting Pronouncements:

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

     Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, and equity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this statement, as it does not currently engage in the securitization of mortgage loans held for sale.

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


Note 5: Cumulative Effect of a Change in Accounting Principle

         During the first quarter of 1999, the Company expensed $94,000 which represented all of its business startup costs, upon the adoption of the Statement of Position 98-5 "Reporting on the Costs of Startup Activities", on January 1, 1999. This resulted in a $63,000 charge, net of an income tax provision of $31,000.

Note 6: Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has two reportable segments; community banking and the Tax Refund Program. The community banking segment is primarily comprised of the results of operation and financial condition of the Company's wholly owned banking subsidiary, First Republic Bank. The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

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

         Segment information for the quarters ended March 31, 1999 and 1998 is as follows:

                                  As of and for the three months ended March 31,
                                              (dollars in thousands)

                                                    1999                                                      1998

                                                   Tax                                                         Tax
                                                 Refund                                                      Refund
                                       Bank      Program     Total                                 Bank      Program     Total
----------------------------------------------------------------------------------------------------------------------------------
External customer revenues:

  Interest Income                   $ 9,134        $0    $ 9,134                                  $8,043         $0     $8,043

  Other Income                          181     2,715      2,896                                     124      2,155      2,279


Total external customer
  revenues                            9,315     2,715     12,030                                   8,167      2,155     10,322

Intersegment revenues:

  Interest Income                         0         0          0                                       0          0          0

  Other Income                            0         0          0                                       0          0          0


Total intersegment revenues               0         0          0                                       0          0          0

Total Revenue                         9,315     2,715     12,030                                   8,167      2,155     10,322



Depreciation and amortization           146         0        146                                      90          0         90

Other operating expenses -
  external                            8,483       150      8,633                                   6,568        105      6,673


Other operating expenses -
  intersegment                            0         0          0                                       0          0          0


Segment expenses                      8,629       150      8,779                                   6,658        105      6,763

Segment income before taxes
  and extraordinary items             $ 686    $2,565    $ 3,251                                 $ 1,509     $2,050    $ 3,559



Segment assets                     $536,570        $0   $536,570                                $457,110         $0   $457,110

Capital expenditures                   $271        $0       $271                                    $568         $0       $568

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to March 31, 1998

Results of Operations:

Overview

         The Company's net income decreased $263,000, or 11.1%, to $2,117,000 for the quarter ended March 31, 1999, from $2,380,000 for the quarter ended March 31, 1998. Diluted earnings per share for the quarter ended March 31, 1999 was $0.34 compared to $0.37, for the quarter ended March 31, 1998, due to the decrease in net income.

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

         The Company's net interest income decreased $15,000, or 0.4%, to $3,459,000 for the quarter ended March 31, 1999 from $3,474,000 for the quarter ended March 31, 1998. The decrease in net interest income was primarily due to a decrease in the average rate of interest bearing assets of 47 basis points, from 7.97% as of March 31, 1998 to 7.50% as of March 31, 1999. This decrease was mainly due to the reduction in prime rate, upon which many of the Bank's loan products are priced.

The Company's total interest income increased $1.1 million, or 13.6%, to $9.1 million for the quarter ended March 31, 1999 from $8.0 million for the quarter ended March 31, 1998. Interest and fees on loans increased $1.5 million, or 30.8%, to $6.3 million for the quarter ended March 31, 1999 from $4.8 million for the quarter ended March 31, 1998. This increase was due primarily to an increase in average loans outstanding for the period of $93.4 million. Interest and dividend income on securities decreased $208,000, or 6.8%, to $2.9 million for the quarter ended March 31, 1999 from $3.1 million for the quarter ended March 31, 1998. This decrease in investment income was the result of a decrease in yield on the securities portfolio of 55 basis points, partially offset by an increase in the average balance of securities owned of $4.9 million, or 2.8%, to $181.0 million for the quarter ended March 31, 1999 from $176.1 million for the quarter ended March 31, 1998.

         The Company's total interest expense increased $1.1 million, or 24.2%, to $5.7 million for the quarter ended March 31, 1999 from $4.6 million for the quarter ended March 31, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $103.2 million, or 30.8%, to $438.6 million for the quarter ended March 31, 1999 from $335.4 million for the quarter ended March 31, 1998. The average rate paid on interest-bearing liabilities decreased 27 basis points to 5.25% for the quarter ended March 31, 1999 from 5.52% for the quarter ended March 31, 1998 due primarily to the decrease in average rates paid on other borrowings and certain deposit accounts.

         Interest expense on time deposits increased $34,000 or 1.2%. This increase was primarily due to an increase in the average volume of certificates of deposit in the amount of $7.8 million, or 4.3%, to $191.9 million for the quarter ended March 31, 1999 from $184.1 million for the quarter ended March 31, 1998.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.4 million for the quarter ended March 31, 1999 compared to $1.5 million for the quarter ended March 31, 1998. At March 31, 1999, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $250,000 and $130,000 for the quarters ended March 31, 1999 and 1998, respectively. This increase is due primarily to an increase in loans outstanding of $91.2 million from March 31, 1998 to March 31, 1999.

Non-Interest Income

         Total non-interest income increased $617,000 or 27.1%, to $2.9 million for the quarter ended March 31, 1999 from $2.3 million for the quarter ended March 31, 1998. This was mainly attributable to an increase in revenues related to the Tax Refund Program, as well as an increase from service fee income related to loans.

Non-Interest Expenses

         Total non-interest expenses increased $790,000, to $2.9 million for the quarter ended March 31, 1999 from $2.1 million for the quarter ended March 31, 1998. Salaries and benefits increased $243,000, or 20.5%, to $1.4 million for the quarter ended March 31, 1999 from $1.2 million for the quarter ended March 31, 1998. The increase was due primarily to an increase in staff as a result of the addition of a branch and hiring lending staff.

         Occupancy and equipment expenses increased $56,000, or 15.5%, to $418,000 for the quarter ended March 31, 1999 from $362,000 for the quarter ended March 31, 1998 as a result of opening an additional branch office during in the third quarter of 1998.

         Other non-interest expense increased $491,000, to $1.0 million for the quarter ended March 31, 1999 from $514,000 for the same period in 1998. This was mainly due to the accrual of a legal settlement (discussed in Part II, Other Information, [Item 1 Legal Proceedings], in this form 10-Q), for $233,000. The Company also recorded a write-down of its only property held in other real estate owned, of $75,000 The remaining increase in expenses were due to growth of the Company and business development costs.

Provision for Income Taxes

         The provision for income taxes decreased $108,000, or 9.2%, to $1,071,000 for the quarter ended March 31, 1999 from $1,179,000 for the quarter ended March 31, 1998. This decrease is mainly the result of the decrease in pre-tax income from 1998 to 1999.

Financial Condition:

March 31, 1999 Compared to December 31, 1998

         Total assets increased $20.2 million, or 3.9%, to $536.6 million at March 31, 1999 from $516.4 million at December 31, 1998. The increase in assets was the result of higher levels of loans and securities, which were funded by a net increase in other borrowed funds. Net loans increased $5.8 million, or 1.9%, to $312.6 million at March 31, 1999 from $306.8 million at December 31, 1998. This increase in loans was attributable to the growth in residential mortgages of $5.3 million. Investment securities increased $21.8 million, or 12.3%, to $199.4 million at March 31, 1999 from $177.6 million at December 31, 1998.

         Cash and due from banks, interest-bearing deposits, which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $8.3 million, or 45.5%, to $10.0 million at March 31, 1999 from $18.3 million at December 31, 1998.

         Premises and equipment, net of accumulated depreciation, increased $124,000 to $4.1 million at March 31, 1999 from $4.0 million at December 31, 1998. The increase was attributable mainly to the construction of the Delaware Bank, scheduled to open in May 1999.

         Total liabilities increased $19.8 million, or 4.1%, to $499.5 million at March 31, 1999 from $479.7 million at December 31, 1998. Deposits, the Company's primary source of funds, decreased $6.4 million, 2.2% to $276.7 million at March 31, 1999 from $283.1 million at December 31, 1998. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $595,000, or 0.7%, to $88.5 million at March 31, 1999 from $87.9 million at December 31, 1998. Certificates of deposit decreased by $7.0 million, or 3.6%, to $188.2 million at March 31, 1999 from $195.1 million at December 31, 1998.

         Other borrowed funds were $214.2 million at March 31, 1999 as compared to $188.0 million at December 31, 1998. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.

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

         The following tables present a summary of the Bank's interest rate sensitivity GAP at March 31, 1999. For purposes of these tables, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                                          First Republic Bank
                                                                         Interest Sensitive Gap
(dollars in thousands)                                                    as of March 31, 1999
                                      ---------------------------------------------------------------------------------------------
                                           0 - 90            91 - 180          181 - 365            1 - 2              2 - 3
                                            Days               Days              Days               Years              Years
                                      ---------------------------------------------------------------------------------------------
Interest Sensitive Assets:

Securities and interest
    bearing balances due
    from banks                                $ 18,056            $ 6,000          $ 12,417            $ 20,413           $ 21,024
              Average interest rate              6.61%              6.53%             6.53%               6.53%              6.54%
Loans receivable (1)                            98,186             20,708            11,202              31,621             29,774
              Average interest rate              8.65%              8.80%             9.47%               7.50%              7.88%

Total                                          116,242             26,708            23,619              52,034             50,798
                                      ---------------------------------------------------------------------------------------------
Cumulative Totals                            $ 116,242          $ 142,950         $ 166,569           $ 218,603          $ 269,401
                                      =============================================================================================

Interest Sensitive Liabilities:

Demand Interest Bearing                        $ 1,694              $ 334           $ 1,077             $ 1,335            $ 1,335
              Average interest rate              1.75%              1.75%             1.75%               1.75%              1.75%
Savings Accounts                                   761                 71               144                 288                288
              Average interest rate              2.00%              2.00%             2.00%               2.00%              2.00%
Money Market Accounts                           25,082                831             1,663               3,325              3,325
              Average interest rate              4.69%              2.75%             2.75%               2.75%              2.75%
Time Deposits                                   29,721             54,864            68,640              29,565                789
              Average interest rate              5.44%              5.64%             5.87%               5.97%              5.84%
FHLB Borrowings                                 49,174                  -                 -              12,500             12,500
              Average interest rate              5.19%              0.00%             0.00%               5.32%              5.39%

Total                                          103,232             56,099            71,525              47,013             18,237
                                      ---------------------------------------------------------------------------------------------
Cumulative Totals                            $ 103,232          $ 162,531         $ 234,056           $ 281,069          $ 299,306
                                      =============================================================================================

Interest Rate
    sensitivity GAP                            $ 9,810          $ (29,391)        $ (47,906)            $ 5,021           $ 32,561

Cumulative GAP                                 $ 9,810          $ (19,581)        $ (67,487)          $ (62,466)         $ (29,905)

Interest Sensitive Assets/
  Interest Sensitive Liabilities               109.22%             87.95%            71.17%              77.78%             90.01%

Cumulative GAP/
  Total Earning Assets                           1.90%             -3.79%           -13.07%             -12.10%             -5.79%

Total Earning Assets                         $ 516,271
                                      =================

Off balance sheet items notional value:
Commitments to
    extend credit                                $ 404           $ 24,058
                                      ------------------------------------
Average interest rate                            7.75%              8.25%





(dollars in thousands)
                                      ---------------------------------------------------------------------------------------------
                                              3 - 4              4 - 5          More than 5
                                              Years              Years             Years              Total            Fair Value
                                      ---------------------------------------------------------------------------------------------
Interest Sensitive Assets:

Securities and interest
    bearing balances due
    from banks                                  $ 21,287           $ 21,087           $ 80,753          $ 201,036        $ 199,387
              Average interest rate                6.52%              6.55%              6.54%
Loans receivable (1)                              40,195             45,458             38,090            315,235          320,300
              Average interest rate                8.38%              8.09%              7.08%

Total                                             61,482             66,544            118,843            516,271          519,687
                                      ---------------------------------------------------------------------------------------------
Cumulative Totals                              $ 330,883          $ 397,427          $ 516,271
                                      =========================================================

Interest Sensitive Liabilities:

Demand Interest Bearing                          $ 1,335            $ 1,335            $ 6,268           $ 14,713         $ 14,713
              Average interest rate                1.75%              1.75%              1.75%
Savings Accounts                                     288                288              1,444              3,572            3,572
              Average interest rate                2.00%              2.00%              2.00%
Money Market Accounts                              3,325              3,325                  -             40,877           40,877
              Average interest rate                2.75%              2.75%              2.75%
Time Deposits                                        914              3,694                  5            188,192          189,910
              Average interest rate                6.23%              5.81%              5.25%
FHLB Borrowings                                   40,000             50,000             50,000            214,174          218,420
              Average interest rate                5.59%              5.00%              5.15%

Total                                             45,862             58,642             57,717            461,527          467,491
                                      ---------------------------------------------------------------------------------------------
Cumulative Totals                              $ 345,168          $ 403,810          $ 461,527
                                      =========================================================

Interest Rate
    sensitivity GAP                             $ 15,621            $ 7,902           $ 61,126

Cumulative GAP                                 $ (14,285)          $ (6,383)          $ 54,744

Interest Sensitive Assets/
  Interest Sensitive Liabilities                  95.86%             98.42%            111.86%

Cumulative GAP/
  Total Earning Assets                            -2.77%             -1.24%             10.60%

Total Earning Assets

Off balance sheet items notional value:
Commitments to
    extend credit                                                                                        $ 24,462            $ 245
                                                                                                 -----------------
Average interest rate

              (1)  Includes loans held for sale.

Capital Resources

         The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 12.88% and 12.54% at March 31, 1999 and December 31, 1998 , respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on March 31, 1999 and December 31, 1998 was 12.03% and 11.76%, respectively. At December 31, 1998, and 1997, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At March 31, 1999 and December 31, 1998 , the leverage ratio was 7.39% and 7.50%, respectively. Accordingly, at March 31, 1999 and December 31, 1998, the Company was considered "well capitalized" under FRB and FDIC regulations.

         The Company's shareholders' equity as of March 31, 1999 and December 31, 1998 was $37,024,000 and $36,622,000, respectively. Book value per share of the Company's common stock increased from $6.22 as of December 31, 1998 to $6.29 as of March 31, 1999. These increases were attributable to net income for the quarter of approximately $2,117,000, partially offset by the unrealized loss on available for sale securities, and stock repurchases of $1.0 million during the quarter.


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

         The following table presents the Bank's capital regulatory ratios at March 31, 1999 and December 31, 1998:

                                                                                                             To be well
                                                                                For capital            capitalized under FRB
                                                 Actual                      adequacy purposes           capital guidelines

(dollars in thousands)                   Amount           Ratio             Amount        Ratio         Amount        Ratio
                                      -----------------------------------------------------------------------------------------
As of March 31, 1999:
Total  risk based capital                  $40,445            12.88%          $25,125          8.00%      $31,406         10.00%
Tier I capital                              37,792            12.03            12,562          4.00        18,844          6.00
Tier I (leveraged) capital                  37,792             7.39            25,557          5.00        25,557          5.00

As of December 31, 1998:

Total  risk based capital                  $38,784            12.54%          $24,746          8.00%      $30,932         10.00%
Tier I capital                              36,389            11.76            12,373          4.00        18,559          6.00
Tier I (leveraged) capital                  36,389             7.50            24,263          5.00        24,263          5.00

         Management believes that the Bank meets as of March 31, 1999 and December 31, 1998, all capital adequacy requirements to which it is subject. As of March 31, 1999 and December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of section 3b of the Federal deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Bank's category.

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

         The Company's liquid assets totaled $10.0 million at March 31, 1999 compared to $18.3 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At March 31, 1999, the Bank estimated that an additional $20.4 million of loans will mature or repay in the next six-month period ending September 30, 1999.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At March 31, 1999, the Bank had $35.0 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $55.5 million at December 31, 1998. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

         At March 31, 1999, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $24.5 million. Certificates of deposit which are scheduled to mature within one year totaled $153.2 million at March 31, 1999, and borrowings that are scheduled to mature within the same period amounted to $46.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Bank's target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established collateralized lines of credit from correspondents to assist in managing the Bank's liquidity position. Such lines of credit total $12.5 million in the aggregate. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $234.0 million. As of March 31, 1999 and December 31, 1998, the Company had borrowed $214.2 and $180.5, respectively, under its line of credit with the FHLB. The Company's Board of Directors has appointed an Asset/Liability Committee to assist Management in establishing parameters for investments.

         The Bank's Asset/Liability Committee is responsible for managing the liquidity position and interest sensitivity of the Bank. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Bank's interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

         Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the amount of the Bank's interest bearing liabilities which would reprice, are greater than the Bank's interest earning assets which would reprice, over the next twelve months. However, a decrease in interest rates generally could have a positive effect on the Bank, due again to the timing difference between repricing the Bank's liabilities, primarily certificates of deposit, and the largely automatic repricing of its existing interest-earning assets. As of March 31, 1999, 23.2% of the Bank's interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 22.3% were to mature, and be repriceable, within three to six months. Therefore, management believes that such an effect would be minimal.

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

Securities Portfolio

         At March 31, 1999, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $186.4 million and $184.8 million as of March 31, 1999. The net unrealized loss on securities available-for-sale, as of this date, was $1.5 million.

         The following table represents the carrying and estimated fair values of Investment Securities at March 31, 1999.

                                                  Gross            Gross
                                Amortized      Unrealized       Unrealized
Available-for-Sale                 Cost           Gain             Loss           Fair Value
                             ---------------------------------------------------------------
Mortgage-backed              $183,133,000     $     88,000     $  1,595,000     $181,626,000
U.S. Government Agencies        3,250,000            5,000           39,000        3,216,000
                             ------------     ------------     ------------     ------------
Total Available-for-Sale     $186,383,000     $     93,000     $  1,634,000     $184,842,000
                             ------------     ------------     ------------     ------------



                                                  Gross            Gross
                                Amortized      Unrealized       Unrealized
Held-to-Maturity                   Cost           Gain             Loss           Fair Value
                             ---------------------------------------------------------------
Mortgage-backed              $    944,000     $     23,000     $          0     $    967,000
US Government Agencies            534,000                0            6,000          528,000
Other                          13,050,000                0                0       13,050,000
                             ------------     ------------     ------------     ------------
Total Held-to-Maturity       $ 14,528,000     $     23,000     $      6,000     $ 14,545,000
                             ------------     ------------     ------------     ------------

Loan Portfolio

         The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans. Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Company's commercial loans generally range from $250,000 to $1,000,000 in amount.

         The Company's net loans increased $5.8 million, or 1.9%, to $312.6 million at March 31, 1999 from $306.8 million at December 31, 1998, which were primarily funded by an increase in other borrowed funds.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                        As of March 31, 1999                 As of December 31, 1998
                                      ------------------------------------- --------------------------------------
                                            Balance          % of Total           Balance           % of Total
                                      -------------------- ---------------- -------------------- -----------------
Real Estate:
    1-4 Family                                   $139,403            44.2%             $133,158             43.1%
    Multi-Family                                   20,652              6.6               21,800               7.0
    Commercial Real Estate                        112,738             35.8              110,385              35.7
                                      -------------------- ---------------- -------------------- -----------------
Total Real Estate                                 272,793             86.6              265,343              85.8

Commercial                                         39,730             12.6               42,644              13.8
Other                                               2,712              0.8                1,176               0.4
                                      -------------------- ---------------- -------------------- -----------------
Total Loans (1)                                   315,235           100.0%              309,163            100.0%

Less allowance for loan losses                    (2,653)                               (2,395)
                                      --------------------                  --------------------

Net loans                                        $312,582                              $306,768
                                      ====================                  ====================

(1)      Includes loans held for sale

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

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                        March 31, 1999       December 31, 1998
                                                 ---------------------------------------------
Loans accruing, but past due 90 days or more                   $176,000              $121,000
Non-accrual loans                                             1,015,000             1,002,000
                                                 ---------------------------------------------
Total non-performing loans (1)                                1,191,000             1,123,000
Foreclosed real estate                                          643,000               718,000
                                                 ---------------------------------------------

Total non-performing assets (2)                              $1,834,000            $1,841,000
                                                 =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   income (3)                                                     0.39%                 0.36%
Non-performing assets as a percentage of total
   assets                                                         0.34%                 0.36%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)      Includes loans held for sale

         Total non-performing loans increased $68,000 to 1,191,000 at March 31, 1999 from $1,123,000 at December 31, 1998. Total non performing assets decreased $7,000 at March 31, 1999 to $1,834,000 from $1,841,000 at December 31, 1998.


         At March 31, 1999, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $81.0 million, which represented 25.7% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 1999, all identified potential problem loans are included in the preceding table.

         The Company had no credit exposure to "highly leveraged transactions" at March 31, 1999, as defined by the FRB.


Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the three months ended March 31, 1999, and 1998 and the twelve months ended December 31, 1998:

                                            For the three       For the twelve     For the three
                                             months ended        months ended       months ended
                                            March 31,1999     December 31, 1998    March 31,1998
                                            -------------       -------------      -------------
Balance at beginning of period ........     $   2,395,000       $   2,028,000      $   2,208,000
Charge-offs:
   Commercial .........................            12,000              76,000             53,000
   Real estate ........................             1,000                   0                  0
   Consumer ...........................                 0              34,000                  0
                                            -------------       -------------      -------------
      Total charge-offs ...............            13,000             110,000             53,000
                                            -------------       -------------      -------------
Recoveries:
   Commercial .........................            20,000              13,000             10,000
   Real estate ........................                 0                   0                  0
   Consumer ...........................             1,000              94,000             13,000
                                            -------------       -------------      -------------
      Total recoveries ................            21,000             107,000             23,000
                                            -------------       -------------      -------------
Net charge-offs .......................            (8,000)              3,000             30,000
                                            -------------       -------------      -------------
Provision for loan losses .............           250,000             370,000            130,000
                                            -------------       -------------      -------------
   Balance at end of period ...........     $   2,653,000       $   2,395,000      $   2,128,000
                                            =============       =============      =============
   Average loans outstanding(1)........     $ 309,771,000       $ 248,479,000      $ 216,420,000
                                            =============       =============      =============


As a percent of average loans (1):
   Net charge-offs ....................             (2.58%)              0.00%              0.02%
   Provision for loan losses ..........              0.08                0.15               0.06
   Allowance for loan losses ..........              0.86                0.96               0.98
Allowance for possible loan losses to:
   Total loans, net of unearned income               0.84%               0.77%              1.23%
   Total non-performing loans .........            144.66%             213.27%            113.01%

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

                                                      At March 31, 1999                 At December 31, 1998
                                                      -----------------                 --------------------
                                                                Percent of Loans                  Percent of Loans
                                                                In Each Category                  In Each Category
                                                  Amount          To Loans (1)         Amount       to Loans (1)
                                                  ------          ------------         ------       ------------
Allocation of allowance for loan losses:
   Commercial                                       $1,695,000              54.92%     $1,638,000            56.33%
   Residential real estate                             419,000               44.23        391,000             43.07
   Consumer and other...                                71,000                0.86         71,000              0.60
   Unallocated                                         468,000                            295,000
                                             ------------------                    ---------------

      Total                                          2,653,000             100.00%     $2,395,000           100.00%
                                             ==================                    ===============

         The unallocated allowance increased $173,000 to $468,000 at March 31, 1999 from $295,000 at December 31, 1998, mainly due to a decrease in substandard loans.

(1)      Included loans held for sale

         The Company had delinquent loans as of March 31, 1999 and December 31, 1998 as follows; (i) 30 to 59 days past due, consisted of commercial and consumer and home equity loans in the aggregate principal amount of $4.7 million and $1.2 million respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $295,000 and $386,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At March 31, 1999 and December 31, 1998, substandard loans totaled approximately $972,000 and $1,382,000 respectively; and doubtful loans totaled approximately $43,000 and $0 respectively.

Deposit Structure

         Total deposits at March 31, 1999 consisted of approximately $29.4 million in non-interest-bearing demand deposits, approximately $14.7 million in interest-bearing demand deposits, approximately $44.4 million in savings deposits and money market accounts, approximately $145.3 million in time deposits under $100,000, and approximately $42.9 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the three months ended March 31, 1999 and the year ended December 31, 1998.

                                                                 Average Deposit Table

                                                For the three months ended         For the three months ended
                                                      March 31, 1999                     March 31, 1998
                                             ---------------------------------------------------------------------
                                                   Balance               Rate            Balance            Rate
Non-interest-bearing balances (1)                    $28,850,000         0.00%          $40,361,000          0.00%
                                             =====================================================================
Money market and savings deposits                    $40,883,000         3.67%          $33,612,000          2.76%
Time deposits                                        191,939,000         5.93           184,106,000          6.03
Demand deposits, interest-bearing                     15,255,000         1.87             8,922,000          2.46
                                             ---------------------------------------------------------------------
Total interest-bearing deposits                      248,077,000         5.31%         $226,640,000          5.48%
                                             =====================================================================

(1) Note that approximately $17.9 million and $0 of these balances during the three months ended March 31, 1998 and 1999, respectively, were related to the Tax Refund Program.


         The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of March 31, 1999 and December 31, 1998.

                                                    March 31,         December 31,
                                                       1999                1998
                                             ---------------------------------------
Maturing in:
   Three months or less                             $10,062,000         $14,229,000
   Over three months through six months              14,039,000           7,756,000
   Over six months through twelve months             11,849,000           3,365,000
   Over twelve months                                 6,965,000                   0
                                             ---------------------------------------
Total                                               $42,915,000         $25,350,000
                                             =======================================

Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At March 31, 1999 and December 31, 1998, firm loan commitments approximated $24.1 million and $20.1 million respectively and commitments of standby letters of credit approximated $404,000 and $1,912,000, respectively.


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

         All identified critical applications have been tested. Non-critical testing validation and repair were performed and completed during the first quarter of 1999.

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

     Costs of Year 2000

         The Company has spent approximately $175,000 and estimates that the future dollar cost to the Company to be in compliance with the year 2000 issue will range from $25,000 to $50,000 by December 31, 1999. These costs include new equipment and software purchases, in addition to testing applications prior to the year 2000.

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

Recent Accounting Pronouncements:

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

     Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, and equity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this statement, as it does not currently engage in the securitization of mortgage loans held for sale.

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

Part II  Other Information

 Item 1: Legal Proceedings

         The Bank, along with a number of other financial institutions, has been made a party to a lawsuit brought by a New Jersey bank claiming damages of approximately $200,000 arising out of a series of mortgage loans made to a borrower who apparently procured one or more of these loans fraudulently. In addition, one of these loans was sold by the Bank to a mortgage banker who is now alleging that the Bank breached its warranty obligations when it sold this loan to the mortgage banker because the lien of the loan is possibly inferior to other mortgages, and as a result, has asserted a claim of $800,000 against the Bank. The Company has since reached a tentative settlement to the suit, and has been advised that all parties involved have consented with the terms set forth in the settlement agreement. As a result of this agreement, the Company has recorded a liability for $233,000, which is reflected in the results of operation for the quarter ended March 31, 1999.

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

Item 2:  Changes in Securities
                  None

Item 3:  Defaults upon Senior Securities
                  None

Item 4:  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the re-election of certain directors of the Company was held on the 27th day of April, 1999 at 4:00 p.m., at the Pyramid Club, 1735 Market Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to received notice of said meeting, 33 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 5,547,993 shares of common stock, of which 5,547,993 shares were entitled to vote. A total of 4,718,598 shares were voted. No nominee received less than 88.5% of the voted shares. Therefore, pursuant to such approval, the following Directors were re-elected to the Company:

         William W. Batoff
         Sheldon E. Goldberg
         Kenneth J. Adelberg

The following directors continue to serve on the board of the Company:

         Daniel S. Berman           Neal I. Rodin
         Michael J. Bradley         James E. Schleif
         John F. D'Aprix            Steven J. Shotz
         Harry D. Madonna           Harris Wildstein
         Eustace W. Mita

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

          4(b)(ii)  Amended and Restated Bylaws of the Company.*

          10        Amended and Restated Material Contracts.- None

          10(a) Agreement and Plan of Merger by and between the Company and Republic Bancorporation, Inc. dated November 17, 1996.*

          11 Computation of Per Share Earnings See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

          21        Subsidiaries of the Company.

                        First Republic Bank (the "Bank"), a wholly-owned
                    subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. Republic First Bank of Delaware (the "Delaware Bank") is also a wholly-owned subsidiary of the Company, and is expected to commence operations in May 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors

         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

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



                           Republic First Bancorp, Inc.


                           /s/ Jere A. Young
                           President and Chief Executive Officer




                           /s/ George S. Rapp
                           Executive Vice President and Chief Financial Officer

Dated:  May 12, 1999