Form 10QSB
period 1999-06-30
REPUBLIC FIRST BANCORP INC
filed 1999-08-16
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1999

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

              6,086,293 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 1999

                        Exhibit index appears on page 38

                                TABLE OF CONTENTS

                                                                                                Page
Part I:  Financial Information

Item 1: Financial Statements                                                                      3

Item 2:   Management's Discussion and Analysis of Financial Condition and                        17
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk                              22

Part II: Other Information

Item 1: Legal Proceedings                                                                        38

Item 2: Changes in Securities and Use of Proceeds                                                38

Item 3: Defaults Upon Senior Securities                                                          38

Item 4: Submission of Matters to a Vote of Security Holders                                      38

Item 5: Other Information                                                                        38

Item 6: Exhibits and Reports on Form 8-K                                                         38


                         PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements (unaudited)


                                                                                                  Page Number


(1)      Consolidated Balance Sheets as of June 30,1999 and December 31, 1998................          4

(2)      Consolidated Statements of Operations for three and six months ended
          June 30, 1999 and 1998.............................................................          5

(3)      Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998.............................................................          7

(4)      Notes to Consolidated Financial Statements..........................................          8



                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    as of June 30, 1999 and December 31, 1998
                                   (unaudited)

ASSETS:                                                            1999               1998
                                                              -------------      -------------
Cash and due from banks                                       $  14,134,000      $  18,169,000
Interest  bearing deposits with banks                               114,000            126,000
                                                              -------------      -------------
    Total cash and cash equivalents                              14,248,000         18,295,000

Securities available for sale, at fair value                    185,602,000        160,554,000
Securities held to maturity at amortized cost                    15,932,000         16,998,000
    (fair value of $15,939,000 and $16,982,000,
     respectively)

Loans receivable, (net of allowance for loan losses of
     $2,878,000 and $2,395,000, respectively)                   321,042,000        299,564,000
Loans held for sale                                                 609,000          7,204,000
Premises and equipment, net                                       4,631,000          3,990,000
Real estate owned                                                   643,000            718,000
Accrued income and other assets                                  11,179,000          9,038,000
                                                              -------------      -------------

Total Assets                                                  $ 553,886,000      $ 516,361,000
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                 $  29,156,000      $  32,537,000
Demand - interest-bearing                                        12,552,000         20,155,000
Money market and savings                                         44,360,000         35,250,000
Time under $100,000                                             156,456,000        169,792,000
Time over $100,000                                               27,336,000         25,350,000
                                                              -------------      -------------
    Total Deposits                                              269,860,000        283,084,000

Other borrowed funds                                            237,621,000        188,009,000
Accrued expenses and other liabilities                           10,361,000          8,646,000
                                                              -------------      -------------

Total Liabilities                                               517,842,000        479,739,000
                                                              -------------      -------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000
    shares authorized; shares issued and outstanding
    6,086,293 as of June 30, 1999
    and 5,883,188 as of December 31, 1998                            62,000             59,000
Treasury stock at cost (175,172 and 219,604 shares
    at June 30, 1999 and December 31, 1998, respectively)        (1,542,000)        (1,927,000)
Additional paid in capital                                       31,554,000         26,510,000
Retained earnings                                                 9,315,000         11,996,000
Accumulated other comprehensive income/(loss), net of tax        (3,345,000)           (16,000)
                                                              -------------      -------------
Total Shareholders' Equity                                       36,044,000         36,622,000
                                                              -------------      -------------
Total Liabilities and Shareholders' Equity                    $ 553,886,000      $ 516,361,000
                                                              =============      =============

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   For the Three and Six Months Ended June 30,
                                   (unaudited)

                                                  Quarter to Date                      Year to Date
                                                      June 30,                           June 30,
                                                1999              1998            1999              1998
                                            ------------     ------------     ------------      ------------
Interest income:
   Interest and fees on loans               $  6,540,000     $  5,308,000     $ 12,814,000      $ 10,104,000
   Interest on federal funds sold                  1,000           26,000            2,000           207,000
   Interest on investments                     3,210,000        3,458,000        6,068,000         6,459,000
                                            ------------     ------------     ------------      ------------
   Total interest income                       9,751,000        8,792,000       18,884,000        16,770,000
                                            ------------     ------------     ------------      ------------

Interest expense:
   Demand interest-bearing                        42,000           84,000          112,000           139,000
   Money market and savings                      430,000          403,000          801,000           571,000
   Time over $100,000                            308,000          380,000          653,000           782,000
   Time under $100,000                         2,370,000        2,516,000        4,833,000         4,888,000
   Other borrowed funds                        2,852,000        2,019,000        5,278,000         3,526,000
                                            ------------     ------------     ------------      ------------
   Total interest expense                      6,002,000        5,402,000       11,677,000         9,906,000
                                            ------------     ------------     ------------      ------------
Net interest income                            3,749,000        3,390,000        7,207,000         6,864,000
                                                                              ------------      ------------
                                                                              ------------      ------------
Provision for loan losses                        210,000           80,000          460,000           210,000
                                            ------------     ------------     ------------      ------------
Net interest income after provision
    for loan losses                            3,539,000        3,310,000        6,747,000         6,654,000
                                            ------------     ------------     ------------      ------------

Non-interest income:
    Service fees                                 172,000          105,000          328,000           200,000
    Tax Refund Program revenue                         0          223,000        2,715,000         2,379,000
    Miscellaneous income                          26,000           31,000           51,000            58,000
                                            ------------     ------------     ------------      ------------
                                                 198,000          359,000        3,094,000         2,637,000
Non-interest expense:
   Salaries and benefits                       1,251,000        1,211,000        2,682,000         2,399,000
   Occupancy/Equipment                           427,000          370,000          845,000           721,000
   Other expenses                                943,000          888,000        1,948,000         1,412,000
                                            ------------     ------------     ------------      ------------
                                               2,621,000        2,469,000        5,475,000         4,532,000
                                            ------------     ------------     ------------      ------------

Income before income taxes                     1,116,000        1,200,000        4,366,000         4,759,000
                                            ------------     ------------     ------------      ------------
Provision for income taxes                       366,000          396,000        1,436,000         1,575,000
   Income before cumulative effect of a
     change in accounting principle              750,000          804,000        2,930,000         3,184,000
   Cumulative effect of a change in
     accounting principle (Note 5)                     0                0          (63,000)                0
                                            ------------     ------------     ------------      ------------
Net income                                  $    750,000     $    804,000     $  2,867,000      $  3,184,000
                                            ============     ============     ============      ============

Net income per share-basic:
   Income before cumulative effect of a
     change in accounting principle         $       0.13     $       0.14     $       0.49      $       0.53
   Cumulative effect of a change in
     accounting principle (Note 5)                  0.00             0.00            (0.01)             0.00
                                            ------------     ------------     ------------      ------------
Net Income                                  $       0.13     $       0.14     $       0.48      $       0.53
                                            ============     ============     ============      ============

Net income per share-diluted:
   Income before cumulative effect of a
     change in accounting principle         $       0.12     $       0.13     $       0.47      $       0.50


                                                  Quarter to Date                      Year to Date
                                                      June 30,                           June 30,
                                                1999              1998            1999              1998
                                            ------------     ------------     ------------      ------------

   Cumulative effect of a change in
     Accounting principle (Note 5)                  0.00             0.00            (0.01)             0.00
                                            ------------     ------------     ------------      ------------
Net Income                                  $       0.12     $       0.13     $       0.46      $       0.50
                                            ============     ============     ============      ============

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (unaudited)

                                                                  1999              1998
                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                              $  2,867,000      $  3,184,000
     Adjustments to reconcile net income
          to net cash provided by operating activities
        Provision for loan losses                                 460,000           210,000
        Write down of other real estate owned                      75,000                 0
        Depreciation and amortization                             458,000           260,000

        Decrease in loans held for sale                         6,595,000                 0
        Increase in accrued income
           and other assets                                      (545,000)       (8,747,000)
        Increase in accrued expenses
           and other liabilities                                1,715,000         1,634,000
                                                             ------------      ------------
     Net cash provided by/(used in) operating activities       11,625,000        (3,461,000)
                                                             ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                    (44,978,000)                0
           Held to Maturity                                    (3,987,000)      (74,360,000)
     Proceeds from principal receipts, sales, and
           Maturities of securities                            19,853,000        35,774,000
     Net increase in loans                                    (21,996,000)      (32,717,000)
     Net increase in deferred fees                                100,000           241,000
     Purchase of other real estate owned                                0                 0
     Premises and equipment expenditures                         (939,000)       (1,249,000)
                                                             ------------      ------------

     Net cash used in investing activities                    (51,947,000)      (72,311,000)
                                                             ------------      ------------

Cash flows from financing activities:
     Net increase/(decrease) in demand, money
          Market, and savings deposits                         (1,874,000)       11,556,000
     Net increase/(decrease) in borrowed funds less than       22,014,000        (5,832,000)
     90 days
     Net increase in borrowed funds greater than 90 days       27,600,000        70,000,000
     Net increase (decrease) in time deposits                 (11,350,000)        8,167,000
     Net proceeds from issued common stock                              0            81,000
     Purchase of Treasury Stock                                (1,028,000)                0
     Net proceeds from exercise of stock options                  913,000                 0
                                                             ------------      ------------
     Net cash provided by financing activities                 36,275,000        83,972,000
                                                             ------------      ------------
(Decrease)/increase in cash and cash equivalents               (4,047,000)        8,200,000
Cash and cash equivalents, beginning of period                 18,295,000         6,326,000
                                                             ------------      ------------
Cash and cash equivalents, end of period                     $ 14,248,000      $ 14,526,000
                                                             ============      ============
Supplemental disclosure:
     Interest paid                                           $ 10,740,000      $  8,308,000
                                                             ============      ============
     Taxes paid                                              $    875,000      $  1,500,000
                                                             ============      ============

Non-cash transactions:
       Change in unrealized loss on securities
      available for sale, net                                ($ 3,329,000)     ($     2,000)
     of tax                                                  ============      ============

                (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization
         Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

         The Company opened a second wholly-owned banking subsidiary in the state of Delaware. The newly formed Bank, Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank opened for business on June 1, 1999 and offers many of the same services and financial products as First Republic Bank, described in
Part I, Item I of the Company's 1998 Form 10-K.

                  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. These interim financial statements have been prepared in accordance with instructions to Form 10-Q. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

Note 2:  Summary of Significant Accounting Policies:
    Principles of Consolidation:
         The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and Republic First Bank of Delaware, (the "Banks"). Such statements have been presented in accordance with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   Risks and Uncertainties and Certain Significant Estimates:
         The earnings of the Company depend on the earnings of the Banks. The Banks are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

         Additionally, the Company derives fee income from First Republic Bank's participation in a program (the "Tax Refund Program") which indirectly funds consumer loans collateralized by federal income tax refunds, and provides accelerated check refunds. Approximately $2.7 million and $2.4 million in gross revenues were collected on these loans during the six months ended June 30, 1999 and 1998, respectively. The Bank will not participate in the program beyond 1999.

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

         Significant estimates are made by management in determining the allowance for loan losses, carrying values of real estate owned and deferred tax assets. Consideration is given to a variety of factors in establishing the allowance for loan losses, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

   Cash and Cash Equivalents:
         For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include June 30, 1999 and December 31, 1998 were $806,000 and $872,000, respectively. These requirements were satisfied through the restriction of vault cash and balances at the Federal Reserve Bank of Philadelphia.

   Investment Securities:
         Debt and equity securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company did not realize any gains during the first or second quarters of 1999 or 1998. Additionally, the Bank had no securities classified as trading securities, as of the end of any period reported herein.

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

   Loans Held for Sale:
         Loans held for sale are carried at the lower of aggregate cost or market value. The Bank currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Gains and losses on loans held for sale are included in non-interest income. Additionally, the Company did not realize any gains or losses during the first and second quarters of 1999 or 1998.

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

         The Company considers residential mortgage loans with balances less than $250,000 and consumer loans, including home equity lines of credit, to be small balance homogeneous loans. These loan categories are collectively evaluated for impairment. Jumbo mortgage loans, those with balances greater than $250,000, commercial business loans and commercial real estate loans are individually measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair market value of the collateral.

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

   Earnings Per Share:
         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At June 30, 1999 and 1998, there were 104,610 and zero CSEs which were antidilutive, respectively. These shares may be dilutive in the future.

         The Company paid a 10% stock dividend on March 18, 1999 as well as a six for five stock split effected in the form of a 20% stock dividend on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been retroactively restated as if the dividend and splits had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three and six months ended June 30, 1999 and 1998.

                                                      Quarter to Date                                  Year to Date
                                               1999                    1998                     1999                      1998
                                      ---------------------------------------------------------------------------------------------
Income before  cumulative  effect of
a  change  in  accounting  principle
(numerator for both calculations)       $750,000                $804,000                 $2,930,000                $3,184,000

                                        Shares    Per Share     Shares  Per Share          Shares   Per Share      Shares  Per Share
Weighted average shares
   for period                          5,937,124               5,980,838                  5,999,803              6,023,954
Basic EPS                                           $0.13                 $0.14                      $0.49                   $0.53
Add common stock equivalents
  representing dilutive stock options    270,017                 387,520                    257,217                412,788
                                         -------                 -------                    -------                -------
Effect on basic EPS and CSE                         (0.01)                (0.01)                     (0.02)                  (0.03)
                                                    -----                 -----                      -----                   -----
Equals total weighted average
     Shares and CSE (diluted)          6,207,141               6,368,358                  6,257,020              6,436,742
                                       =========               =========                  =========              =========
Diluted EPS                                         $0.12                 $0.13                      $0.47                   $0.50
                                                    =====                 =====                      =====                   =====


         The impact of the cumulative effect of a change in accounting principle on the year-to-date 1999 EPS was to lower the numerator by $63,000 and the resulting basic and diluted EPS by $0.01.

  Treasury Stock
         Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999 has been extended to December 31, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's issued and outstanding stock, or approximately 297,000 shares. As of June 30, 1999, there were 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There were also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. The exercise of 158,832 options were funded from such block transaction purchases.


  Comprehensive Income

   The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(dollar amounts in thousands)                                  Three months ended                       Six months ended
                                                                    June 30,                                June 30,
                                                                                               -----------------------------------
                                                            1999                1998                1999                1998
                                                       ----------------    ----------------    ---------------     ---------------
Net income                                                        $750                $804             $2,867              $3,184

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
         Unrealized holding losses during the period           (2,328)                 (1)            (3,329)                 (2)
         Less:    Reclassification   adjustment   for
gains
              included in net income                                 0                   0                  0                   0
                                                       ----------------    ----------------    ---------------     ---------------
Comprehensive (loss)/income                                   ($1,578)                $803             ($462)              $3,182
                                                       ================    ================    ===============     ===============

Note 3:  Legal Proceedings
         The Company and the Banks are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Banks, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Banks.

Note 4:  Recent Accounting Pronouncements:
     Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended by Statement No. 137, is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. Currently, the Company does not use any derivative instruments, nor does it engage in any hedging activities. The Company adopted Statement No. 133 effective July 1, 1998, which permitted the Company to transfer certain securities originally designated as held-to-maturity, to available-for-sale and trading. A portion of these securities were subsequently sold during the third quarter of 1998. In accordance with Statement No. 133, the Company recorded the gross gain of $628,000 as a cumulative change in accounting principle, net of a $207,000 provision for income tax.

     Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise
         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, an equity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this statement, as it does not currently engage in the securitization of mortgage loans held for sale.

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


Note 5: Cumulative Effect of a Change in Accounting Principle

During the first quarter of 1999, the Company expensed $94,000 which represented all of its business start-up costs, upon the adoption of the Statement of Position 98-5 "Reporting on the Costs of Startup Activities", on January 1, 1999. This resulted in a $63,000 charge, net of an income tax benefit of $31,000.

Note 6: Segment Reporting
         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has four reportable segments; two community banking segments, its mortgage banking affiliate and the Tax Refund Program. The community banking segment are primarily comprised of the results of operation and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and Republic First Bank of Delaware. The mortgage banking segment represents the Company's equity investment in Fidelity Bond and Mortgage, a mortgage banking operation which services and originates residential mortgage loans. Such investment is accounted for as an equity investment as the Company does not have control over Fidelity Bond and Mortgage. The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates the performance of the community banking segments based upon income before the provision or benefit for income taxes, return on equity and return on average assets. The mortgage banking segment is evaluated based upon return on average equity and the Tax Refund Program is evaluated based upon income before provision for income taxes.

         The Tax Refund Program and the mortgage banking affiliate were developed as business segments to further expand the Company's products and services offered to consumers and businesses.

         The segment information presented below reflects that the Delaware Bank originated in 1999, and the Company's investment in their Mortgage Banking Affiliate was reduced to $0 as of December 31, 1998. Accordingly, the Mortgage Banking Affiliate no longer represents a segment in 1999.

                   As of and for the six months ended June 30,
                             (dollars in thousands)

                                                      1999                                                 1998
                                  First                     Tax                         First       Mortgage      Tax
                                 Republic     Delaware     Refund                      Republic      Banking    Refund
                                   Bank         Bank       Program      Total            Bank       Affiliate   Program      Total
External customer revenues:
   Interest Income                $18,851          $33          $0     $18,884         $16,770           $0          $0     $16,770
   Other Income                       379            0       2,715       3,094             258            0      $2,379       2,637
Total external customer
 revenues                          19,230           33       2,715      21,978          17,028            0       2,379      19,407

Intersegment revenues:
   Interest Income                      0            0           0           0               0            0           0           0
   Other Income                         6            0           0           6               0            0           0           0
Total intersegement
 revenues                               6            0           0           6               0            0           0           0

Total Revenue                      19,236           33       2,715      21,984          17,028            0       2,379      19,407

Depreciation and amortization         455            3           0         458             260            0           0         260

Other operating expenses-
external                           16,809          195         150      17,148          14,333           50         105      14,388

Other operating expenses-
intersegment                            0            6           0           6               0            0           0           0

Segment expenses                   17,264          204         150      17,612          14,593           50         105      14,748

Segment income before
taxes and
extraordinary items                $1,972       ($171)      $2,565      $4,366          $2,435         (50)      $2,274      $4,659

Segment assets                   $550,232       $3,654          $0    $553,886        $462,486       $1,718          $0    $464,204

Capital expenditures                 $102         $837          $0        $939          $1,249           $0          $0      $1,249



                  As of and for the three months ended June 30,
                             (dollars in thousands)

                                                      1999                                                 1998
                                  First                     Tax                         First       Mortgage      Tax
                                 Republic     Delaware     Refund                      Republic      Banking    Refund
                                   Bank         Bank       Program      Total            Bank       Affiliate   Program      Total
External customer revenues:
   Interest Income                 $9,717          $33          $0      $9,751          $8,727           $0          $0      $8,727
   Other Income                       192            0           0         192             134            0         224         358
Total external customer revenues    9,909           33           0       9,943           8,861            0         224       9,085

Intersegment revenues:
   Interest Income                      0            0           0           0               0            0           0           0
   Other Income                         6            0           0           6               0            0           0           0
Total intersegement revenues            6            0           0           6               0            0           0           0

Total Revenue                       9,915           33           0       9,949           8,861            0         224       9,085

Depreciation and amortization         149            3           0         152              50            0           0          50

Other operating expenses -
external                            8,486          189           0       8,675           7,785           50           0       7,835

Other operating expenses -
intersegment                            0            6           0           6               0            0           0           0

Segment expenses                    8,635          198           0       8,833           7,835           50           0       7,885

Segment income before taxes and
extraordinary items                $1,280       ($165)          $0      $1,116          $1,026        ($50)        $224      $1,200

Segment assets                   $550,232       $3,654          $0    $553,886        $462,486       $1,718          $0    $464,204

Capital expenditures                  $48         $631          $0        $679            $681           $0          $0        $681


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to June 30, 1998

Results of Operations:

Overview

         The Company's net income decreased $54,000, or 6.7%, to $750,000 for the quarter ended June 30, 1999, from $804,000 for the quarter ended June 30, 1998. This decrease was primarily the result of a decrease in the Tax Refund Program revenue of $149,000 on an after tax basis. Diluted earnings per share for the quarter ended June 30, 1999 was $0.12 compared to $0.13, for the quarter ended June 30, 1998, primarily due to this decrease in net income.

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

         The Company's net interest income increased $359,000, or 10.6%, to $3.7 million for the quarter ended June 30, 1999 from $3.4 million for the quarter ended June 30, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets of $77.0 million due primarily to increased commercial and real estate loan production. This increase was partially offset by a decrease in the average rate of interest earning assets of 44 basis points, from 7.97% as of June 30, 1998 to 7.53% as of June 30, 1999. This decrease was mainly due to a reduction in the prime rate, upon which many of the Banks' loan products are priced.

         The Company's total interest income increased $959,000, or 10.9%, to $9.8 million for the quarter ended June 30, 1999 from $8.8 million for the quarter ended June 30, 1998. Interest and fees on loans increased $1.2 million, or 23.2%, to $6.5 million for the quarter ended June 30, 1999 from $5.3 million for the quarter ended June 30, 1998. This increase was due primarily to an increase in average loans outstanding for the period of $81.0 million. Interest and dividend income on securities decreased $248,000, or 7.2%, to $3.2 million for the quarter ended June 30, 1999 from $3.5 million for the quarter ended June 30, 1998. This decrease in investment income was primarily the result of a decrease in the yield on the securities portfolio of 42 basis points. Additionally, as a result of the sale of higher yielding investment securities during the third and fourth quarters of 1998 the average balance of securities owned decreased by $2.3 million, or 1.2%, to $200.5 million for the quarter ended June 30, 1999 from $202.8 million for the quarter ended June 30, 1998.

         The Company's total interest expense increased $600,000, or 11.1%, to $6.0 million for the quarter ended June 30, 1999 from $5.4 million for the quarter ended June 30, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $71.3 million, or 18.1%, to $466.2 million for the quarter ended June 30, 1999 from $394.9 million for the quarter ended June 30, 1998. The average rate paid on interest-bearing liabilities decreased 33 basis points to 5.16% for the quarter ended June 30, 1999 from 5.49% for the quarter ended June 30, 1998 due primarily to the decrease in average rates paid on other borrowings and deposit accounts.

         Interest expense on time deposits decreased $218,000 or 7.5%. This decrease was primarily due to a decrease in the average rate paid on time deposit of 28 basis points from 6.14% at June 30, 1998 to 5.86% at June 30, 1999. Additionally, the average volume of certificates of deposit decreased by $5.9 million, or 3.1%, to $183.2 million for the quarter ended June 30, 1999 from $189.0 million for the quarter ended June 30, 1998.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.9 million for the quarter ended June 30, 1999 compared to $2.0 million for the quarter ended June 30, 1998. This increase was due to an increase in the average volume of other borrowed funds of $71.9 million to $221.6 million for the quarter ended June 30, 1999 from $149.8 million for the quarter ended June 30, 1998. This increase was partially offset by a decrease in the average rate of interest paid on other borrowed funds 25 basis points from $5.41% at June 30, 1998 to 5.16% at June 30, 1999. At June 30, 1999, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $210,000 and $80,000 for the quarters ended June 30, 1999 and 1998, respectively. This increase is due primarily to an increase in loans outstanding of $79.8 million from June 30, 1998 to June 30, 1999, as well as a recent increase in the non-performing loans of $611,000 to $1.7 million at June 30, 1999 from $1.1 million at December 31, 1998.

Non-Interest Income

         Total non-interest income decreased $161,000 to $198,000 for the quarter ended June 30, 1999 from $359,000 for the quarter ended June 30, 1998. This was mainly attributable to a decrease in revenues related to the Tax Refund Program of $233,000, partially offset by an increase in service fee income related to deposits.

Non-Interest Expenses

         Total non-interest expenses increased $152,000, to $2.6 million for the quarter ended June 30, 1999 from $2.5 million for the quarter ended June 30, 1998. Salaries and benefits increased $40,000, or 3.3%, to $1.3 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998. The increase was due primarily to an increase in staff as a result of costs related to the addition of the Delaware Bank.

         Occupancy and equipment expenses increased $57,000, or 15.4%, to $427,000 for the quarter ended June 30, 1999 from $370,000 for the quarter ended June 30, 1998 as a result of the opening of the Delaware Bank on June 1, 1999.

         Other non-interest expense increased $55,000, to $943,000 for the quarter ended June 30, 1999 from $888,000 for the same period in 1998. This was mainly due to an increase in advertising costs and executive search fees associated with the opening of the Delaware Bank. The remaining increase in expenses were due to growth of the Company and business development costs, partially offset by a reduction in insurance deductible costs related to a branch robbery and customer fraud which occurred during the second quarter of 1998.

Provision for Income Taxes

         The provision for income taxes decreased $30,000, or 7.6%, to $366,000 for the quarter ended June 30, 1999 from $396,000 for the quarter ended June 30, 1998. This decrease is mainly the result of the decrease in pre-tax income from 1998 to 1999.


Six Months Ended June 30, 1999 Compared to June 30, 1998

Results of Operations:

Overview

         The Company's net income decreased $317,000, or 10.0%, to $2.9 million for the six months ended June 30, 1999, from $3.2 million for the six months ended June 30, 1998. This was primarily the result of higher non-interest expenses associated with a write down of other real estate owned, the adoption of SOP 98-5 (see Note 5 in the consolidated financial statements) and the accrual of a settlement in a lawsuit, all during the first quarter of 1999. Diluted earnings per share for the six months ended June 30, 1999 was $0.46 compared to $0.50, for the six months ended June 30, 1998, due to the decrease in net income.

Analysis of Net Interest Income

         Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

         The Company's net interest income increased $343,000, or 5.0%, to $7.2 million for the six months ended June 30, 1999 from $6.9 million for the six months ended June 30, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets os $81.2 million due to increased commercial and real estate loan production. This increase was partially offset by a decrease in the average rate of interest earning assets of 44 basis points, from 7.96% as of June 30, 1998 to 7.52% as of June 30, 1999. This decrease was mainly due to a reduction in prime rate, upon which many of the Banks' loan products are priced.

         The Company's total interest income increased $2.1 million, or 12.6%, to $18.9 million for the six months ended June 30, 1999 from $16.8 million for the six months ended June 30, 1998. Interest and fees on loans increased $2.7 million, or 26.8%, to $12.8 million for the six months ended June 30, 1999 from $10.1 million for the six months ended June 30, 1998. This increase was due primarily to an increase in average loans outstanding for the period of $87.5 million. Interest and dividend income on securities decreased $391,000, or 6.1%, to $6.1 million for the six months ended June 30, 1999 from $6.5 million for the six months ended June 30, 1998. This decrease in investment income was the result of a decrease in yield on the securities portfolio of 46 basis points due primarily to the sale of higher yielding investment securities during the third and fourth quarters of 1998, partially offset by an increase in the average balance of securities owned of $1.2 million, to $190.7 million for the six months ended June 30, 1999 from $189.5 million for the six months ended June 30, 1998.

         The Company's total interest expense increased $1.8 million, or 17.9%, to $11.7 million for the six months ended June 30, 1999 from $9.9 million for the six months ended June 30, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $87.3 million, or 23.9%, to $452.5 million for the six months ended June 30, 1999 from $365.1 million for the six months ended June 30, 1998. The average rate paid on interest-bearing liabilities decreased 27 basis points to 5.20% for the six months ended June 30, 1999 from 5.47% for the six months ended June 30, 1998 due primarily to the decrease in average rates paid on other borrowings and certain deposit accounts.

         Interest expense on time deposits decreased $184,000 or 3.2%. This decrease was primarily due to a decrease in the average volume of certificates of deposit in the amount of $961,000, or 0.5%, to $187.5 million for the six months ended June 30, 1999 from $186.6 million for the six months ended June 30, 1998.

         Interest expense on FHLB advances and overnight federal funds purchased was $5.3 million for the six months ended June 30, 1999 compared to $3.5 million for the six months ended June 30, 1998. This increase was due to an increase in the average volume of other borrowed funds of $76.9 million to $206.2 million for the six months ended June 30, 1999 from $129.3 million for the six months ended June 30, 1998. This increase was partially offset by a decrease in the average rate of interest paid on other borrowed funds 32 basis points from $5.50% at June 30, 1998 to 5.18% at June 30, 1999. At June 30, 1999, FHLB
advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $460,000 and $210,000 for the six months ended June 30, 1999 and 1998, respectively. This increase is due primarily to an increase in loans outstanding of $79.8 million from June 30, 1998 to June 30, 1999, as well as a recent increase in the non-performing loans of $611,000 to $1.7 million at June 30, 1999 from $1.1 million at December 31, 1998.


Non-Interest Income

         Total non-interest income increased $457,000 or 17.3%, to $3.1 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. This was mainly attributable to an increase in revenues related to the Tax Refund Program, as well as an increase in service fee income related to deposits.

Non-Interest Expenses

         Total non-interest expenses increased $943,000, to $5.5 million for the six months ended June 30, 1999 from $4.5 million for the six months ended June 30, 1998. Salaries and benefits increased $283,000, or 11.8%, to $2.7 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. The increase was due primarily to an increase in staff as a result of the addition of a branch banking office, as well as the opening of the Delaware Bank.

         Occupancy and equipment expenses increased $124,000, or 17.2%, to $845,000 for the six months ended June 30, 1999 from $721,000 for the six months ended June 30, 1998 as a result of the opening an additional branch office during the third quarter of 1998 as well as the opening of the Delaware Bank on June 1, 1999.

         Other non-interest expense increased $536,000, to $1.9 million for the six months ended June 30, 1999 from $1.4 million for the same period in 1998. This was mainly due to the accrual of a legal settlement (discussed in Part II, Other Information, [Item 1 Legal Proceedings], in this form 10-Q), for $233,000. The Company also recorded a write-down of its only property held in other real estate owned, of $75,000. Additionally, the Company adopted SOP-5 which had a pre-tax effect of increasing non-interest expenses by $94,000 (see note 5 of the consolidated financial statements). The remaining expenses were due to growth of the Company and business development costs.



Provision for Income Taxes

         The provision for income taxes decreased $139,000, or 8.8%, to $1.4 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998. This decrease is mainly the result of the decrease in pre-tax income from 1998 to 1999.


Financial Condition:

June 30, 1999 Compared to December 31, 1998

         Total assets increased $37.5 million, or 7.3%, to $553.9 million at June 30, 1999 from $516.4 million at December 31, 1998. The increase in assets was the result of higher levels of loans and securities, which were funded by a net increase in other borrowed funds. Net loans (including loans held for sale) increased $14.9 million, or 4.9%, to $321.7 million at June 30, 1999 from $306.8 million at December 31, 1998. Investment securities increased $24.0 million, or 13.5%, to $201.5 million at June 30, 1999 from $177.6 million at December 31, 1998.

         Cash and due from banks, interest-bearing deposits, and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $4.0 million, or 22.1%, to $14.2 million at June 30, 1999 from $18.3 million at December 31, 1998.

         Premises and equipment, net of accumulated depreciation, increased $641,000 to $4.6 million at June 30, 1999 from $4.0 million at December 31, 1998. The increase was attributable mainly to the construction and furnishing of the Delaware Bank.

         Total liabilities increased $38.1 million, or 7.9%, to $517.8 million at June 30, 1999 from $479.7 million at December 31, 1998. Deposits, the Company's primary source of funds, decreased $13.2 million, 4.7% to $269.9 million at June 30, 1999 from $283.1 million at December 31, 1998. The aggregate of transaction accounts, which include demand, money market and savings accounts, decreased $1.9 million, or 2.1%, to $86.1 million at June 30, 1999 from $87.9 million at December 31, 1998. Certificates of deposit decreased by $11.3 million, or 5.8%, to $183.8 million at June 30, 1999 from $195.1 million at December 31, 1998.

         Other borrowed funds were $237.6 million at June 30, 1999 as compared to $188.0 million at December 31, 1998. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.



ITEM 3:           QUANTITAVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

         The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Management uses gap analysis and simulation models to attempt to monitor the effect of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

         The following tables present a summary of the Bank's interest rate sensitivity GAP at June 30, 1999. For purposes of these tables, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                                Republic First Bancorp
                                                                Interest Sensitive Gap
(dollars in thousands)                                            as of June 30, 1999
                        --------------------------------------------------------------------------------------------------------
                         0 - 90    91 - 180  181 - 365   1 - 2      2 - 3      3 - 4     4 - 5  More than 5
                          Days      Days       Days      Years      Years      Years     Years     Years      Total    Fair Value
                        -----------------------------------------------------------------------------------  --------- ---------
Interest Sensitive Assets:

Securities and interest
    bearing balances due
    from banks          $ 38,943    $ 6,000  $ 12,417   $ 20,970   $ 20,463   $ 21,550  $ 21,187  $ 63,118   $204,649  $204,655
     Average interest rate  6.53%      6.53%     6.53%      6.54%      6.53%      6.52%     6.55%     6.39%
Loans receivable (1)     102,774     18,638     9,995     37,157     36,026     47,320    54,200    18,418    324,528   317,718
     Average interest rate  8.63%      9.07%     9.52%      7.55%      7.97%      7.95%     7.83%     2.42%

Total                    141,718     24,638    22,412     58,127     56,489     68,871    75,387    81,536    529,177   522,373
                        -----------------------------------------------------------------------------------  --------- ---------
Cumulative Totals       $141,718   $166,356  $188,768  $ 246,895   $303,384   $372,254  $447,641  $ 529,177
                        ===================================================================================

Interest Sensitive Liabilities:

Demand Interest Bearing  $ 1,506      $ 251     $ 879    $ 1,130    $ 1,130    $ 1,130   $ 1,130   $ 5,397   $ 12,551  $ 12,551
    Average interest rate   1.25%      1.25%     1.25%      1.25%      1.25%      1.25%     1.25%     1.25%
Savings Accounts             769         70       140        280        280        280       280     1,398      3,495     3,495
    Average interest rate   2.00%      2.00%     2.00%      2.00%      2.00%      2.00%     2.00%     2.00%
Money Market Accounts     25,336        817     1,635      3,269      3,269      3,269     3,269         -     40,865    40,865
    Average interest rate   3.70%      3.70%     3.70%      3.70%      3.70%      3.70%     3.70%     3.70%
Time Deposits             48,655     54,345    49,755     24,996      1,609        894     3,532         5    183,791   184,472
    Average interest rate   5.57%      5.59%     5.88%      5.74%      5.71%      5.96%     5.70%     5.25%
FHLB Borrowings           62,621          -         -     42,500     17,500     65,000         -    50,000    237,621   243,681
    Average interest rate   5.25%      0.00%     0.00%      5.09%      5.58%      5.43%     0.00%     5.15%

Total                    138,888     55,483    52,408     72,175     23,787     70,572     8,210    56,800    478,324   485,064
                        -----------------------------------------------------------------------------------  --------- ---------
Cumulative Totals       $138,888   $194,371  $246,779  $ 318,953   $342,741   $413,313  $421,523  $ 478,324
                        ===================================================================================

Interest Rate
    sensitivity GAP      $ 2,830  $ (30,845) $ (29,996)$ (14,048)  $ 32,702   $ (1,702) $ 67,176  $ 24,736

Cumulative GAP           $ 2,830  $ (28,015) $ (58,011)$ (72,059)  $ (39,357)$ (41,059) $ 26,117  $ 50,853

Interest Sensitive Assets/
 Interest Sensitive
  Liabilities            102.04%     44.41%    42.76%     80.54%    237.47%     97.59%   918.20%   143.55%

Cumulative GAP/
  Total Earning Assets     0.53%     -5.29%   -10.96%    -13.62%     -7.44%     -7.76%     4.94%     9.61%

Total Earning Assets    $529,177
                        =========

Off balance sheet items notional value:
Commitments to
    extend credit          $ 404   $ 27,925                                                                  $ 28,329     $ 283
                        --------------------                                                                 --------- ---------
Average interest rate      7.75%      8.25%

         (1)  Includes loans held for sale.

Interest Rate Sensitivity Analysis

At December 31, 1998:     0 - 90    91 - 180  181 - 365    1-2        2-3        3-4        4-5      Over 5                  Fair
(dollars in thousands)     Days      Days       Days      Years      Years      Years      Years     Years          Total   Value
                         --------- ---------- ---------  --------- ---------- ---------- ---------- ---------  --------------------

Interest sensitive assets:

Securities and interest bearing
 balances due from banks $ 32,862   $ 10,185  $ 18,202   $ 28,690   $ 20,906   $ 15,855   $ 12,038  $ 38,940   $177,678    $ 177,662
   Average interest rate    6.53%      7.00%     7.01%      7.03%      7.04%      7.03%      7.02%     6.94%
Loans receivable (1)       91,885      9,453    18,526     39,278     33,195     31,220     29,488    53,723    306,768      311,775
   Average interest rate    8.53%      8.33%     8.33%      8.19%      8.20%      8.23%      8.27%     7.55%

Total                     124,747     19,638    36,728     67,968     54,101     47,075     41,526    92,663    484,446      485,613
                         --------- ---------- ---------  --------- ---------- --------------------- ---------  ---------


Cumulative total         $124,747   $144,385  $181,113   $249,081   $303,182  $ 350,257   $391,783  $484,446
                         --------- ---------- ---------  --------- ---------- --------------------- ---------


Interest sensitive liabilities:

Demand interest bearing   $ 2,320      $ 457   $ 1,476    $ 1,829    $ 1,829    $ 1,829    $ 1,829   $ 8,586    $20,155       20,155
   Average interest rate    2.50%      2.50%     2.50%      2.50%      2.50%      2.50%      2.50%     2.50%
Savings accounts              675         63       128        255        255        255        255     1,280      3,166        3,166
   Average interest rate    2.50%      2.50%     2.50%      2.50%      2.50%      2.50%      2.50%     2.50%
Money market accounts      19,687        652     1,305      2,610      2,610      2,610      2,610         -     32,084       32,084
   Average interest rate    4.42%      2.75%     2.75%      2.75%      2.75%      2.75%      2.75%     0.00%
FHLB borrowings            40,609      7,400         -          -          -     40,000     50,000    50,000    188,009      191,684
   Average interest rate    5.00%      6.32%     0.00%      0.00%      0.00%      5.59%      4.99%     5.15%
Time deposits              35,549     26,134    86,620     39,424      2,885      2,262      2,262         6    195,142      188,009
   Average interest rate    5.51%      5.70%     5.82%      6.43%      5.93%      5.92%      5.92%     5.30%
                         --------- ---------- ---------  --------- ---------- ---------- ---------- ---------

Totals                   $ 98,840   $ 34,706  $ 89,529   $ 44,118    $ 7,579   $ 46,956   $ 56,956  $ 59,872    438,556
                         --------- ---------- ---------  --------- ---------- --------------------- ---------  ---------


Cumulative total         $ 98,840   $133,546  $223,075   $267,193   $274,772  $ 321,728   $378,684  $438,556
                         --------- ---------- ---------  --------- ---------- --------------------- ---------

Interest rate
 sensitivity GAP         $  25,907  $ (15,068) $ (52,801) $ 23,850   $ 46,522     $ 119  $ (15,430)  $ 32,791   $ 45,890
                         ========= ========== =========  ========= ========== ===================== =========  =========


Cumulative GAP           $ 25,907   $ 10,839  $ (41,962) $ (18,112) $ 28,410   $ 28,529   $ 13,099  $ 45,890
                         ========= ========== =========  ========= ========== ===================== =========

Interest sensitive assets/
  Interest sensitive
   liabilities               1.3 x      1.1 x     0.8 x      0.9        1.1        1.1        1.0 x     1.1 x

Cumulative GAP               5.3%       2.2%     -8.7%      -3.7%       5.9%       5.9%       2.7%      9.5%

Total earning assets     $484,446
                         =========

Off Balance Sheet Items
  notional value:
Commitments to extend credit$ 430   $ 21,534                                                                   $ 21,534        $ 220
Average interest rate       7.75%      8.25%

(1) Includes loans held for sale

Capital Resources
         The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.11% and 12.54% at June 30, 1999 and December 31, 1998 , respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on June 30, 1999 and December 31, 1998 was 12.21% and 11.76%, respectively. At December 31, 1998, and 1997, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At June 30, 1999 and December 31, 1998 , the leverage ratio was 7.24% and 7.50%, respectively. Accordingly, at June 30, 1999 and December 31, 1998, the Company was considered "well capitalized" under FRB and FDIC regulations.

         The Company's shareholders' equity as of June 30, 1999 and December 31, 1998 was $36,044,000 and $36,622,000, respectively. Book value per share of the Company's common stock decreased from $6.22 as of December 31, 1998 to $5.92 as of June 30, 1999. These decreases were attributable to the change in unrealized losses of $3.3 million on available for sale securities, and stock repurchases of $1.0 million during the six months ended June 30, 1999, partially offset by net income of approximately $2,867,000.

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

         The following table presents the Company's capital regulatory ratios at June 30, 1999 and December 31, 1998:

                                                                                                             To be well
                                                                                For capital            capitalized under FRB
                                                 Actual                      Adequacy purposes           capital guidelines
(dollars in thousands)                   Amount           Ratio             Amount        Ratio         Amount        Ratio
                                      -----------------------------------------------------------------------------------------
As of June 30, 1999:
Total  risk based capital                  $42,017           13.11%           $25,647       8.00%         $32,058      10.00%
Tier I capital                              39,139           12.21             12,823       4.00           19,235       6.00
Tier I (leveraged) capital                  39,139            7.24             27,047       5.00           27,047       5.00

As of December 31, 1998:

Total  risk based capital                  $38,784           12.54%           $24,746       8.00%         $30,932      10.00%
Tier I capital                              36,389           11.76             12,373       4.00           18,559       6.00
Tier I (leveraged) capital                  36,389            7.50             24,263       5.00           24,263       5.00


         Management believes that the Company meets as of June 30, 1999 and December 31, 1998, all capital adequacy requirements to which it is subject. As of June 30, 1999 and December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action provisions of section 3b of the Federal deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Company's category.

         The Company's ability to maintain the required levels of capital is substantially dependent upon the success of the Banks capital and business plans, the impact of future economic events on the Banks' loan customers, the Banks' ability to manage its interest rate risk and control its growth and other operating expenses.

         In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992 implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Banks currently exceed the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications, which consideration could result in a downgrading in such classifications.

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

         The Company's liquid assets totaled $14.2 million at June 30, 1999 compared to $18.3 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At June 30, 1999, the Company estimated that an additional $49.3 million of loans will mature or repay in the next one year period ending June 30, 2000.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At June 30, 1999, the Banks had $33.4 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $55.5 million at December 31, 1998. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

         At June 30, 1999, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $28.3 million. Certificates of deposit which are scheduled to mature within one year totaled $152.8 million at June 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $62.6 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established a line of credit from its correspondent, in the amount of $7.5 million, to assist in managing the Bank's liquidity position. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $263.9 million. As of June 30, 1999 and December 31, 1998, the Company had borrowed $237.6 and $180.5, respectively, under its lines of credit.

         The  Company's  Board of Directors  has  appointed  an  Asset/Liability
Committee (ALCO) to assist Management in establishing parameters for investments. The Asset/Liability Committee is responsible for managing the liquidity position and interest sensitivity of the Banks. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Banks' interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

         Management presently believes that the effect on the Banks of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the amount of the Banks' interest bearing liabilities which would reprice, are greater than the Banks' interest earning assets which would reprice, over the next twelve months. However, a decrease in interest rates generally could have a positive effect on the Banks, due again to the timing difference between repricing the Banks' liabilities, primarily certificates of deposit and other borrowed funds, and the largely automatic repricing of its existing interest-earning assets. As of June 30, 1999, 31.7% of the Banks' interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 23.1% were to mature, and be repriceable, within three to six months.

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

Securities Portfolio

         At June  30,  1999,  the  Company  had  identified  certain  investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $190.7 million and $185.6 million as of June 30, 1999. The net unrealized loss on securities available-for-sale, as of this date, was $5.1 million.

         The following table represents the carrying and estimated fair values of Investment Securities at June 30, 1999.

                                                                    Gross             Gross
                                               Amortized         Unrealized        Unrealized
Available-for-Sale                               Cost               Gain              Loss              Fair Value
                                          -------------------- ---------------- ------------------ ---------------------
Mortgage-backed                                  $187,545,000          $47,000       ($5,117,000)          $182,475,000
U.S. Government Agencies                            3,127,000           10,000           (10,000)             3,127,000
                                          -------------------- ---------------- ------------------ ---------------------
Total Available-for-Sale                         $190,672,000          $57,000       ($5,127,000)          $185,602,000
                                          -------------------- ---------------- ------------------ ---------------------

                                                                    Gross             Gross
                                               Amortized         Unrealized        Unrealized
Held-to-Maturity                                 Cost               Gain              Loss              Fair Value
                                          -------------------- ---------------- ------------------ ---------------------

Mortgage-backed                                      $941,000          $13,000                 $0              $954,000
US Government Agencies                                500,000            1,000            (7,000)               494,000
Other                                              14,491,000                0                  0            14,491,000
                                          -------------------- ---------------- ------------------ ---------------------
Total Held-to-Maturity                            $15,932,000          $14,000           ($7,000)           $15,939,000
                                          -------------------- ---------------- ------------------ ---------------------


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

         The Company's net loans increased $14.9 million, or 4.9%, to $321.7 million at June 30, 1999 from $306.8 million at December 31, 1998, which were primarily funded by an increase in other borrowed funds.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                        As of June 30, 1999                  As of December 31, 1998
                                      ------------------------------------- --------------------------------------
                                            Balance          % of Total           Balance           % of Total
                                      -------------------- ---------------- -------------------- -----------------
Real Estate:
    1-4 Family                                   $145,237            44.8%             $133,158             43.1%
    Multi-Family                                   24,464              7.5               21,800               7.0
    Commercial Real Estate                        111,895             34.5              110,385              35.7
                                      -------------------- ---------------- -------------------- -----------------
Total Real Estate                                 281,596             86.8              265,343              85.8

Commercial                                         37,983             11.7               42,644              13.8
Other                                               4,950              1.5                1,176               0.4
                                      -------------------- ---------------- -------------------- -----------------
Total Loans (1)                                   324,529           100.0%              309,163            100.0%

Less allowance for loan losses                    (2,878)                               (2,395)
                                      --------------------                  --------------------

Net loans                                        $321,651                              $306,768
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

                                                        June 30,          December 31, 1998
                                                          1999
                                                 ---------------------------------------------
Loans accruing, but past due 90 days or                        $745,000              $121,000
   more
Non-accrual loans                                               989,000             1,002,000
                                                 ---------------------------------------------
Total non-performing loans (1)                                1,734,000             1,123,000
Foreclosed real estate                                          643,000               718,000
                                                 ---------------------------------------------

Total non-performing assets (2)                              $2,377,000            $1,841,000
                                                 =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income (3)                                                     0.54%                 0.36%
Non-performing assets as a percentage of total
   assets                                                         0.43%                 0.36%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)  Includes loans held for sale

         Total non-performing loans increased by $611,000 to $1,734,000 at June 30, 1999 from $1,123,000 at December 31, 1998. Total non performing assets increased by $536,000 at June 30, 1999 to $2,377,000 from $1,841,000 at December
31, 1998.

         At June 30, 1999, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $85.0 million, which represented 26.2% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 1999, all identified potential problem loans are included in the preceding table.

         The Company had no credit exposure to "highly leveraged transactions" at June 30, 1999, as defined by the FRB.

Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the six months ended June 30, 1999, and 1998 and the twelve months ended December 31, 1998:

                                             For the six months       For the twelve months    For the six months
                                                    ended                     ended                  ended
                                                June 30,1999            December 31, 1998         June 30,1998
                                                -------------            -------------           -------------
Balance at beginning of period .......             $2,395,000               $2,028,000              $2,028,000
Charge-offs:
   Commercial ........................                 27,000                   76,000                  53,000
   Real estate .......................                      0                        0                       0
   Consumer ..........................                  8,000                   34,000                       0
                                                -------------            -------------           -------------

      Total charge-offs ..............                 35,000                  110,000                  53,000
                                                -------------            -------------           -------------
Recoveries:
   Commercial ........................                 51,000                   13,000                  32,000
   Real estate .......................                      0                        0                       0
   Consumer ..........................                  7,000                   94,000                  18,000
                                                -------------            -------------           -------------

      Total recoveries ...............                 58,000                  107,000                  50,000
                                                -------------            -------------           -------------
Net charge-offs/(recoveries) .........                (23,000)                   3,000                   3,000
                                                -------------            -------------           -------------
Provision for loan losses ............                460,000                  370,000                 210,000
                                                -------------            -------------           -------------
   Balance at end of period ..........             $2,878,000               $2,395,000              $2,235,000
                                                =============            =============           =============

   Average loans outstanding (1)(2) ..           $314,028,000             $248,479,000            $237,194,000
                                                =============            =============           =============


As a percent of average loans (1):
   Net charge-offs ...................                   0.01%                    0.00%                   0.00%
   Provision for loan losses .........                   0.15%                    0.15%                   0.09%
   Allowance for loan losses .........                   0.92%                    0.96%                   0.94%
Allowance for loan losses to:
   Total loans, net of unearned income                   0.89%                    0.77%                   0.91%
   Total non-performing loans ........                 128.83%                  213.27%                 117.38%

(1) Includes nonaccruing loans.
(2) Includes loans held for sale.

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

                                                      At June 30, 1999                  At December 31, 1998
                                                      ----------------                  --------------------
                                                                Percent of Loans                  Percent of Loans
                                                                In Each Category                  In Each Category
                                                  Amount          To Loans (1)         Amount       to Loans (1)
                                                  ------          ------------         ------       ------------
Allocation of allowance for loan losses:
   Commercial                                       $1,811,000              53.72%     $1,638,000            56.33%
   Residential real estate                             422,000              44.75%        391,000            43.07%
   Consumer and other                                   76,000               1.53%         71,000             0.60%
   Unallocated                                         569,000                            295,000
                                             ------------------                    ---------------

      Total                                          2,878,000             100.00%     $2,395,000           100.00%
                                             ==================                    ===============


         The unallocated allowance increased $274,000 to $569,000 at June 30, 1999 from $295,000 at December 31, 1998. This increase is consistent with the increase in the provision for loan losses for the six months ended June 30, 1999.

(1)      Includes loans held for sale

         The Company had delinquent loans as of June 30, 1999 and December 31, 1998 as follows; (i) 30 to 59 days past due, consisted of commercial and consumer and home equity loans in the aggregate principal amount of $1.7 million and $1.2 million respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $838,000 and $386,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At June 30, 1999 and December 31, 1998, substandard loans totaled approximately $801,000 and $1,382,000 respectively; and doubtful loans totaled approximately $188,000 and $0 respectively.

Deposit Structure

         Total deposits at June 30, 1999 consisted of approximately $29.2 million in non-interest-bearing demand deposits, approximately $12.6 million in interest-bearing demand deposits, approximately $44.4 million in savings deposits and money market accounts, approximately $156.5 million in time deposits under $100,000, and approximately $27.3 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the six months ended June 30, 1999 and the year ended December 31, 1998.

                                                                         Average Deposit Table

                                                 For the six months ended         For the twelve months ended
                                                       June 30, 1999                   December 31, 1998
                                             ---------------------------------------------------------------------

                                                       Balance         Rate            Balance            Rate
Non-interest-bearing balances                        $29,139,000       0.00%            $31,260,000         0.00%
                                             =====================================================================

Money market and savings deposits                    $44,473,000       3.63%            $41,157,000         2.85%
Time deposits                                        187,532,000       5.90             191,829,000         6.09
Demand deposits, interest-bearing                     14,299,000       1.58              13,727,000         2.50
                                             ---------------------------------------------------------------------

Total interest-bearing deposits                     $246,304,000       5.24%           $246,713,000         5.35%
                                             =====================================================================


         The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of June 30, 1999 and December 31, 1998.

                                                     June 30,         December 31,
                                                       1999              1998
                                             ---------------------------------------
Maturing in:
   Three months or less                              $8,975,000         $14,229,000
   Over three months through six months               6,859,000           7,756,000
   Over six months through twelve months              5,321,000           3,365,000
   Over twelve months                                 6,181,000                   0
                                             ---------------------------------------
Total                                               $27,336,000         $25,350,000
                                             =======================================


Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At June 30, 1999 and December 31, 1998, firm loan commitments approximated $27.9 million and $20.1 million respectively and commitments of standby letters of credit approximated $404,000 and $1,912,000, respectively.


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

         The Company has relationships with third parties including its borrowers, which are also subject to the year 2000 uncertainties. Management has identified relationships which are considered material, and would have an adverse effect on the Bank and the Company if such third parties were not year 2000 compliant. Management has solicited year 2000 certifications from significant vendors, and also completed its own year 2000 due diligence. No borrower or third party vendor has given the Company a response that indicates that they will not be year 2000 compliant. However, one borrower has yet to receive a year 2000 certification from a major supplier of business, and the bank is closely monitoring the situation. It is anticipated that all identified third party vendors will be compliant, however, no assurance can be given with regard to their compliance with year 2000. Also, no assurances can be given that a third party vendor or borrower will not have a material effect on the Company or Bank, due to their non-compliance with the year 2000 issue.

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

     Contingency Plans
         The Company has prepared contingency plans for each major area of business identified above. The plans will utilize in part alternative procedures, other third party vendors and manual intervention, to compensate for the loss of certain computer systems. As of June 30, 1999, all such plans have been substantially completed.

Recent Accounting Pronouncements:
     Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement categorized derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of certain foreign currency exposures. The statement generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of Statement No. 133, as amended by statement No. 137, is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. Currently, the Company does not use any derivative instruments, nor does it engage in any hedging activities. The Company adopted Statement No. 133 effective July 1, 1998, which permitted the Company to transfer certain securities originally designated as held-to-maturity, to available-for-sale and trading. A portion of these securities were subsequently sold during the third quarter of 1998. In accordance with Statement No. 133, the Company recorded the gross gain of $628,000 as a cumulative change in accounting principle, net of a $207,000 provision for income tax.

     Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise
         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that is commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Company does not expect any impact on earnings, financial condition or equity from this statement, as it does not currently engage in the securitization of mortgage loans held for sale.

     Reporting on the Costs of Start-Up Activities
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). This statement requires costs of startup activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for the Company's financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998 the Company had deferred costs relating to start-up activities of $94,000, remaining in the balance of other assets in the Consolidated Balance Sheets. The Company adopted SOP 98-5 effective January 1, 1999, and accordingly, expensed $94,000 of costs of start-up activities in the first quarter of 1999. This amount, net of tax, is presented as a cumulative effect of a change in account principle in the consolidated statement of operations.

Part II  Other Information


 Item 1: Legal Proceedings

         The Company and the Banks are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Banks, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Banks.


Item 2:  Changes in Securities and use of proceeds
                  None

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

          4(b)(ii)  Amended and Restated Bylaws of the Company.*

          10        Amended and Restated Material Contracts.- None

          10(a)     Amended  and  Restated  Employment   Agreement  between  the
                    Company and Zvi H. Muscal.*

          10(b) Agreement and Plan of Merger by and between the Company and Republic Bancorporation, Inc. dated November 17, 1996.*

          10(c)     Employment   agreement  between  the  Company  and  Jere  A.
                    Young.**

          10(d)     Employment  agreement  between  the  Company  and  Robert D.
                    Davis.**

          10(e)     Agreement between the Company and Harry D. Madonna.**

          11 Computation of Per Share Earnings See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

          21        Subsidiaries of the Company.

                         First Republic Bank (the "Bank"), a wholly-owned
                    subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. Republic First Bank of Delaware (the "Delaware Bank") is also a wholly-owned subsidiary of the Company, commenced operations on June 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.

          27        Financial Data Schedule.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

         *Incorporated by reference from the Registration Statement on Form S-4 of the Company, as amended, Registration No. 333-673 filed April 29, 1996.

         **Incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998, filed March 25, 1999.

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

Dated:  August 13, 1999