Form 10-Q
period 1999-09-30
REPUBLIC FIRST BANCORP INC
filed 1999-11-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1999

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-2486815
-------------------------------                     ---------------------------
(State or other jurisdiction of                     IRS Employer Identification
 incorporation or organization)                               Number

           1608 Walnut Street, Philadelphia, Pennsylvania     19103
           --------------------------------------------------------
             (Address of principal  executive  offices)     (Zip code)

                                  215-735-4422
           --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                     YES  _X_                       NO __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              6,111,705 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 1999

                                  Page 1 of 42

                        Exhibit index appears on page 40

                                TABLE OF CONTENTS

                                                                            Page
Part I:  Financial Information

Item 1: Financial Statements                                                 3

Item 2:   Management's Discussion and Analysis of Financial Condition and   18
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk         23

Part II: Other Information

Item 1: Legal Proceedings                                                   40

Item 2: Changes in Securities and Use of Proceeds                           40

Item 3: Defaults Upon Senior Securities                                     40

Item 4: Submission of Matters to a Vote of Security Holders                 40

Item 5: Other Information                                                   40

Item 6: Exhibits and Reports on Form 8-K                                    40

                         PART I - FINANCIAL INFORMATION



Item 1:   Financial Statements (unaudited)


                                                                     Page Number


(1)  Consolidated Balance Sheets as of September 30,1999 and
     December 31, 1998.................................................... 4

(2)  Consolidated Statements of Operations for three and
     nine months ended September 30, 1999 and 1998........................ 5

(3)  Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1999 and 1998............................. 7

(4)  Notes to Consolidated Financial Statements........................... 9

                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 as of September 30, 1999 and December 31, 1998
                                   (unaudited)

ASSETS:                                                                            1999                    1998
                                                                              -------------           -------------
Cash and due from banks                                                       $  15,302,000           $  18,169,000
Interest  bearing deposits with banks                                             6,024,000                 126,000
                                                                              -------------           -------------
    Total cash and cash equivalents                                              21,326,000              18,295,000

Securities available for sale, at fair value                                    177,179,000             160,554,000
Securities held to maturity at amortized cost                                    16,121,000              16,998,000
    (fair value of $16,128,000 and $16,982,000,
     respectively)

Loans receivable, (net of allowance for loan losses of
     $3,051,000 and $2,395,000, respectively)                                   326,131,000             299,564,000
Loans held for sale                                                                 447,000               7,204,000
Premises and equipment, net                                                       4,850,000               3,990,000
Real estate owned                                                                   643,000                 718,000
Accrued income and other assets                                                  12,040,000               9,038,000
                                                                              -------------           -------------

Total Assets                                                                  $ 558,737,000           $ 516,361,000
                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                 $  27,793,000           $  32,537,000
Demand - interest-bearing                                                        12,598,000              20,155,000
Money market and savings                                                         47,939,000              35,250,000
Time under $100,000                                                             152,953,000             169,792,000
Time over $100,000                                                               51,250,000              25,350,000
                                                                              -------------           -------------
    Total Deposits                                                              292,533,000             283,084,000

Other borrowed funds                                                            222,363,000             188,009,000
Accrued expenses and other liabilities                                            8,184,000               8,646,000
                                                                              -------------           -------------

Total Liabilities                                                               523,138,000             479,739,000
                                                                              -------------           -------------

Shareholders' Equity:

Common stock par value $.01 per share, 20,000,000 shares authorized;
    shares issued and outstanding 6,111,705 as of September 30, 1999
    and 5,883,188 as of December 31, 1998                                            63,000                  59,000
Treasury stock at cost (175,172 and 219,604 shares
    at September 30, 1999 and December 31, 1998,
    respectively)                                                                (1,542,000)             (1,927,000)
Additional paid in capital                                                       31,893,000              26,510,000
Retained earnings                                                                10,133,000              11,996,000
Accumulated other comprehensive income/(loss), net of tax                        (4,890,000)                (16,000)
                                                                              -------------           -------------
Total Shareholders' Equity                                                       35,657,000              36,622,000
                                                                              -------------           -------------
Total Liabilities and Shareholders' Equity                                    $ 558,737,000           $ 516,361,000
                                                                              =============           =============

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                For the Three and Nine Months Ended September 30,
                                   (unaudited)

                                                       Quarter to Date                      Year to Date
                                                        September 30,                      September 30,
                                                        -------------                      -------------
                                                   1999              1998              1999              1998
                                              ------------      ------------      ------------      ------------
Interest income:
   Interest and fees on loans                 $  6,855,000      $  5,737,000      $ 19,670,000      $ 15,841,000
   Interest on federal funds sold                   16,000             7,000            18,000           214,000
   Interest on investments                       3,243,000         3,070,000         9,311,000         9,530,000
                                              ------------      ------------      ------------      ------------
   Total interest income                        10,114,000         8,814,000        28,999,000        25,585,000
                                              ------------      ------------      ------------      ------------

Interest expense:
   Demand interest-bearing                          37,000            84,000           149,000           256,000
   Money market and savings                        433,000           322,000         1,234,000           861,000
   Time over $100,000                              698,000           373,000         1,351,000         1,155,000
   Time under $100,000                           2,202,000         2,609,000         7,035,000         7,496,000
   Other borrowed funds                          2,882,000         2,031,000         8,161,000         5,557,000
                                              ------------      ------------      ------------      ------------
   Total interest expense                        6,252,000         5,419,000        17,930,000        15,325,000
                                              ------------      ------------      ------------      ------------
Net interest income                              3,862,000         3,395,000        11,069,000        10,260,000
                                              ------------      ------------      ------------      ------------
Provision for loan losses                          210,000            80,000           670,000           290,000
                                              ------------      ------------      ------------      ------------
Net interest income after provision
    for loan losses                              3,652,000         3,315,000        10,399,000         9,970,000
                                              ------------      ------------      ------------      ------------

Non-interest income:
    Service fees                                   325,000           143,000           653,000           347,000
    Tax Refund Program revenue                           0                 0         2,715,000         2,383,000
    Other income                                    29,000            31,000            80,000            82,000
                                              ------------      ------------      ------------      ------------
                                                   354,000           174,000         3,448,000         2,812,000
Non-interest expense:
   Salaries and benefits                         1,430,000         1,390,000         4,112,000         3,788,000
   Occupancy/Equipment                             460,000           369,000         1,305,000         1,101,000
   Loss from Mortgage Affiliate                          0         1,032,000                 0         1,145,000
   Other expenses                                  898,000         1,057,000         2,846,000         2,347,000
                                              ------------      ------------      ------------      ------------
                                                 2,788,000         3,848,000         8,263,000         8,381,000
                                              ------------      ------------      ------------      ------------

Income/(loss) before income taxes                1,218,000          (359,000)        5,584,000         4,401,000
                                              ------------      ------------      ------------      ------------
Provision for income taxes/(benefit)               403,000          (118,000)        1,839,000         1,457,000
   Income before cumulative effect of a
     change in accounting principle                815,000          (241,000)        3,745,000         2,944,000
   Cumulative effect of changes in
     accounting principle (Note 5)                       0           421,000           (63,000)          421,000
                                              ------------      ------------      ------------      ------------
Net income                                    $    815,000      $    180,000      $  3,682,000      $  3,365,000
                                              ============      ============      ============      ============

Net income per share-basic:
   Income before cumulative effect of a
     change in accounting principle           $       0.13     ($       0.04)     $       0.62      $       0.49
   Cumulative effect of changes in
     accounting principle (Note 5)                    0.00              0.07             (0.01)             0.07
                                              ------------      ------------      ------------      ------------
Net Income                                    $       0.13      $       0.03      $       0.61      $       0.56
                                              ============      ============      ============      ============

                                                       Quarter to Date                      Year to Date
                                                        September 30,                      September 30,
                                                        -------------                      -------------
                                                   1999              1998              1999              1998
                                              ------------      ------------      ------------      ------------
Net income per share-diluted:
   Income before cumulative effect of a
     change in accounting principle           $       0.13     ($       0.04)     $       0.60      $       0.45
   Cumulative effect of changes in
     Accounting principle (Note 5)                    0.00              0.07             (0.01)             0.07
                                              ------------      ------------      ------------      ------------
Net Income                                    $       0.13      $       0.03      $       0.59      $       0.52
                                              ============      ============      ============      ============

                (See notes to consolidated financial statements)

                 Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (unaudited)

                                                                                    1999               1998
                                                                              -------------      -------------
Cash flows from operating activities:
     Net income                                                               $   3,682,000      $   3,365,000
     Adjustments to reconcile net income
          to net cash provided by operating activities
      Provision for loan losses                                                     670,000            290,000
      Write down of other real estate owned                                          75,000                  0
      Depreciation and amortization                                                 688,000            482,000
      Proceeds from sale of trading securities                                            0         35,143,000
      Loss from Mortgage affiliate                                                        0         (1,145,000)
      Decrease in loans held for sale                                             6,757,000                  0
      Increase in accrued income
         and other assets                                                          (241,000)        (3,860,000)
      (Decrease)/increase in accrued expenses
         and other liabilities                                                     (462,000)         2,107,000
                                                                              -------------      -------------
     Net cash provided by/(used) in operating activities                         11,169,000        (36,382,000)
                                                                              -------------      -------------
Cash flows from investing activities:
     Purchase of securities:
Available for Sale                                                              (44,978,000)      (116,664,000)
           Held to Maturity                                                      (5,418,000)        (4,083,000)
     Proceeds from principal receipts, sales, and
           maturities of securities                                              27,080,000         46,021,000
     Net increase in loans                                                      (27,320,000)       (55,258,000)
     Net increase in deferred fees                                                   77,000            466,000
     Purchase of other real estate owned                                                  0                  0
     Premises and equipment expenditures                                         (1,326,000)        (1,743,000)
                                                                              -------------      -------------

     Net cash used in investing activities                                      (51,885,000)      (131,261,000)
                                                                              -------------      -------------

Cash flows from financing activities:
     Net increase/(decrease) in demand, money
          market, and savings deposits                                              388,000          1,414,000
     Net increase/(decrease) in borrowed funds less than 90 days                (18,246,000)       (12,476,000)
     Net increase in borrowed funds greater than 90 days                         52,600,000         88,700,000
     Net increase (decrease) in time deposits                                     9,061,000         21,451,000
     Net proceeds from issued common stock                                                0                  0
     Purchase of Treasury Stock                                                  (1,028,000)           (17,000)
     Net proceeds from exercise of stock options                                    972,000             81,000
                                                                              -------------      -------------
     Net cash provided by financing activities                                   43,747,000         99,153,000
                                                                              -------------      -------------
(Decrease)/increase in cash and cash equivalents                                  3,031,000          4,274,000
Cash and cash equivalents, beginning of period                                   18,295,000          6,326,000
                                                                              -------------      -------------
Cash and cash equivalents, end of period                                      $  21,326,000      $  10,600,000
                                                                              =============      =============
Supplemental disclosure:
     Interest paid                                                            $  17,862,000      $   8,901,000
                                                                              =============      =============
     Taxes paid                                                               $   2,075,000      $           0
                                                                              =============      =============

Non-cash transactions:
       Net transfers of loans to real estate owned                                        0            718,000
       Change in unrealized gain/(loss) on securities available for sale,
        net of tax                                                               (4,874,000)         1,059,000
       Change in deferred tax liability due to change in unrealized gain
      on securities available for sale                                                    0           (348,000)

     Transfer of securities from held to maturity to available for
     sale and trading                                                                     0      $ 138,861,000
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

         In the opinion of the Company,  the  accompanying  unaudited  financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. These interim financial statements have been prepared in accordance with instructions to Form 10-Q. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

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

         Additionally, the Company has derived income from First Republic Bank's participation in a program (the "Tax Refund Program") which indirectly funds consumer loans collateralized by federal income tax refunds, and provides accelerated check refunds. Approximately $2.7 million and $2.4 million in gross revenues were collected on these loans during the nine months ended September 30, 1999 and 1998, respectively. The Bank will not participate in the program beyond 1999.

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

     Cash and Cash Equivalents:

         For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include September 30, 1999 and December 31, 1998 were $989,000 and $872,000, respectively. These requirements were satisfied through the restriction of vault cash and balances at the Federal Reserve Bank of Philadelphia.

     Investment Securities:

         Debt and equity securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. As described in Note 5, the Company transferred $106.4 million of securities from held to maturity to available for sale and $32.5 million of securities from held to maturity to the trading category during the third quarter of 1998. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting. The Company did not realize any gains on trading securities prior to or after the third quarter of 1998. Additionally, the Bank had no securities classified as trading securities, as of the end of any period reported herein.

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

     Loans Held for Sale:

         Loans held for sale are carried at the lower of aggregate cost or market value. The Bank currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Gains and losses on loans held for sale are included in non-interest income. The Company did not realize any gains or losses during the first, second and third quarters of 1999 or 1998.

     Allowance for Loan Losses:

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

         The allowance is an amount that management believes will be adequate to absorb known and inherent loan losses on existing loans, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination and current economic conditions and trends that may affect the borrower's ability to pay.

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

     Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At September 30, 1999 and 1998, there were 138,610 and 54,301 CSEs which were antidilutive, respectively. These shares may be dilutive in the future.

         The Company paid a 10% stock dividend on March 18, 1999 as well as two six for five stock splits effected in the form of a 20% stock dividend on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been retroactively restated as if the dividend and splits had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three and nine months ended September 30, 1999 and 1998.

                                                       Quarter to Date                              Year to Date
                                                1999                    1998                 1999                 1998
                                        ---------------------------------------------------------------------------------------
Income before cumulative effect of a
change in accounting principle
(numerator for both calculations)          $815,000             ($241,000)            $3,745,000         $2,943,000
                                        ---------------------------------------------------------------------------------------

                                           Shares   Per Share     Shares   Per Share    Shares   Per Share  Shares   Per Share
                                        ---------   ---------     ------   ---------    ------   ---------  ------   ---------
Weighted average shares
   For period                             6,086,569             6,100,958              5,971,786          6,085,817
Basic EPS                                             $ 0.13                ($ 0.04)              $ 0.63              $ 0.49
Add common stock equivalents
  Representing dilutive stock options       175,525               372,819                267,689            411,634
                                          ---------             ---------              ---------          ---------
Effect on basic EPS and CSE                            (0.00)                  0.00                (0.03)              (0.04)
                                                     -------                -------               ------              ------
Equals total weighted average
     Shares and CSE (diluted)             6,262,094             6,473,777              6,239,475          6,497,451
                                          =========             =========              =========          =========
Diluted EPS                                          $  0.13                ($ 0.04)              $ 0.60              $ 0.45
                                                     =======                =======               ======              ======

         The impact of the cumulative effect of a change in accounting principle on the quarter-to-date and the year-to-date 1998 EPS was to increase the numerator by $421,000 and the resulting basic and diluted EPS by $0.07. The impact of the cumulative effect of a change in accounting principle on the year-to-date 1999 EPS was to lower the numerator by $63,000 and the resulting basic and diluted EPS by $0.01.

      Treasury Stock

         Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999 has been extended to December 31, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's issued and outstanding stock, or approximately 297,000 shares. As of September 30, 1999, there were 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There were also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. The exercise of 158,832 options were funded from such block transaction purchases.


      Comprehensive Income

         The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(dollar amounts in thousands)                              Three months ended        Nine months ended
                                                              September 30,            September 30,
                                                          --------------------     --------------------
                                                            1999         1998        1999         1998
                                                          -------      -------     -------      -------
Net income                                                $   815      $   180     $ 3,682      $ 3,364

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
         Unrealized holding losses during the period       (1,545)         705      (4,874)         703
         Less:  Reclassification adjustment for gains
              Included in net income                            0            0           0            0
                                                          -------      -------     -------      -------
Comprehensive (loss)/income                               ($  730)     $   885     ($1,192)     $ 4,067
                                                          =======      =======     =======      =======


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


Note 5:  Cumulative Effect of a Change in Accounting Principle

The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the Company transferred $106.4 million of securities from held to maturity to available for sale and $32.5 million of securities from held to maturity to the trading category. The Company sold the securities transferred to the trading category during the third quarter 1998 and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company sold these securities as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter of 1998.

During the first quarter of 1999, the Company expensed $94,000 which represented all of its business start-up costs, upon the adoption of the Statement of Position 98-5 "Reporting on the Costs of Startup Activities", on January 1, 1999. This resulted in a $63,000 charge, net of an income tax benefit of $31,000, which was recorded as a cummulative effect of a change in accounting principle.

Note 6:  Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has four reportable segments; two community banking segments, its mortgage banking affiliate and the Tax Refund Program. The community banking segments are primarily comprised of the results of operation and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and Republic First Bank of Delaware. The mortgage banking segment represents the Company's equity investment in Fidelity Bond and Mortgage, a mortgage banking operation which services and originates residential mortgage loans. Such investment is accounted for as an equity investment as the Company does not have control over Fidelity Bond and Mortgage. The Tax Refund Program enables the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

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

         The segment information presented below reflects that the Delaware Bank originated in 1999, and that the Company's investment in their Mortgage Banking Affiliate was reduced to $0 as of December 31, 1998. Accordingly, the Mortgage Banking Affiliate no longer represents a segment in 1999.

                                                 As of and for the nine months ended September 30,
                                                                (dollars in thousands)

                                                        1999                                         1998
                                     First                    Tax                First       Mortgage     Tax
                                   Republic     Delaware     Refund             Republic      Banking    Refund
                                     Bank         Bank      Program   Total       Bank       Affiliate   Program    Total
External customer revenues:

    Interest Income                 $28,924        $75          $0    $28,999    $25,649         $0          $0    $25,649

    Other Income                        730          3       2,715      3,448        433          0       2,349      2,782

Total external customer revenues     29,654         78       2,715     32,447     26,082          0       2,349     28,431


Intersegment revenues:

    Interest Income                       0          0           0          0          0          0           0          0

    Other Income                         25          0           0         25          0          0           0          0

Total intersegement revenues             25          0           0         25          0          0           0          0


Total Revenue                        29,679         78       2,715     32,472     26,082          0       2,349     28,431


Depreciation and amortization           672         16           0        688        482          0           0        482

Other operating expenses -
external                             25,557        443         150     26,150     22,299      1,145         105     23,549

Other operating expenses -
intersegment                              0         25           0         25          0          0           0          0

Segment expenses                     26,229        484         150     26,863     22,781      1,145         105     24,031

Segment income before taxes
and extraordinary items              $3,425      ($406)     $2,565     $5,584     $3,301     (1,145)     $2,244     $4,400

Segment assets                     $552,474     $6,263          $0   $558,737   $480,093       $662          $0   $480,755

Capital expenditures                   $341       $986          $0     $1,327     $1,745         $0          $0     $1,745


                                                         As of and for the three months ended September 30,
                                                                   (dollars in thousands)

                                                          1999                                            1998
                                      First                      Tax                 First        Mortgage      Tax
                                    Republic       Delaware     Refund              Republic      Banking     Refund
                                      Bank           Bank      Program   Total        Bank       Affiliate    Program     Total

External customer revenues:

   Interest Income                   $10,071          $43          $0     $10,114      $8,814           $0          $0       $8,814

   Other Income                          332            3           0         335         174            0           0          174

Total external customer revenues      10,403           46           0      10,449       8,988            0           0        8,988


Intersegment revenues:

   Interest Income                         0            0           0           0           0            0           0            0

   Other Income                           19            0           0          19           0            0           0            0

Total intersegement revenues              19            0           0          19           0            0           0            0


Total Revenue                         10,422           46           0      10,468       8,988            0           0        8,988

Depreciation and amortization            192           13           0         205         267            0           0          267

Other operating expenses -
external                               8,766          260           0       9,026       8,048        1,032           0        9,080

Other operating expenses -
intersegment                               0           19           0          19           0            0           0            0

Segment expenses                       8,958          292           0       9,250       8,315        1,032           0        9,347

Segment income before taxes and
extraordinary items                   $1,464        ($246)         $0      $1,218        $673      ($1,032)         $0        ($359)

Segment assets                      $552,474       $6,263          $0    $558,737    $480,093         $662          $0     $480,755

Capital expenditures                    $238         $149          $0        $387        $495           $0          $0         $495

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the significant changes in the Company's results of operations, financial condition, and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in
conjunction   with  the  accompanying   notes  to  the  consolidated   financial
statements.

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties cas arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned no to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, Quarterly Reports on Form 10-Q, filed by the Company in 1999, and any Current Reports on Form 8-K filed by the Company, as well as similar filings.

Quarter Ended September 30, 1999 Compared to September 30, 1998

Results of Operations:

Overview

         The Company's net income increased $635,000, to $815,000 for the quarter ended September 30, 1999, from $180,000 for the quarter ended September 30, 1998. This increase was primarily the result of a write down of the Company's equity investment in its mortgage banking affiliate of $1,032,000, partially offset by gains recognized on trading securities of $628,000, during the third quarter of 1998. Diluted earnings per share for the quarter ended September 30, 1999 was $0.13 compared to $0.03, for the quarter ended September 30, 1998, primarily due to the increase in net income.

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

         The Company's net interest income increased $467,000, or 13.8%, to $3.9 million for the quarter ended September 30, 1999 from $3.4 million for the quarter ended September 30, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets of $87.7 million due primarily to increased commercial and real estate loan production. This increase was partially offset by a decrease in the average rate of interest earning assets of 40 basis points, from 8.04% as of September 30, 1998 to 7.64% as of September 30, 1999. This decrease was mainly due to the sale of higher yielding investment securities during the third quarter of 1998.

         The Company's total interest income increased $1.3 million, or 14.7%, to $10.1 million for the quarter ended September 30, 1999 from $8.8 million for the quarter ended September 30, 1998. Interest and fees on loans increased $1.1 million, or 19.5%, to $6.9 million for the quarter ended September 30, 1999 from $5.7 million for the quarter ended September 30, 1998. This increase was due primarily to an increase in average loans outstanding for the period of $72.6 million. Interest and dividend income on securities increased $173,000, or 5.6%, to $3.2 million for the quarter ended September 30, 1999 from $3.1 million for the quarter ended September 30, 1998. This increase in investment income was primarily the result of an increase in the average balance of securities owned by $14.3 million, or 7.8% to $197.7 million for the quarter ended September 30, 1999 from $183.4 million for the quarter ended September 30, 1998.

         The Company's total interest expense increased $833,000, or 15.4%, to $6.3 million for the quarter ended September 30, 1999 from $5.4 million for the quarter ended September 30, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $82.9 million, or 21.0%, to $477.0 million for the quarter ended September 30, 1999 from $394.2 million for the quarter ended September 30, 1998. The average rate paid on interest-bearing liabilities decreased 31 basis points to 5.20% for the quarter ended September 30, 1999 from 5.51% for the quarter ended September 30, 1998 due primarily to the decrease in average rates paid on other borrowed funds and deposit accounts.

         Interest expense on time deposits decreased $82,000 or 2.7%. This decrease was primarily due to a decrease in the average rate paid on time deposit of 38 basis points from 6.17% at September 30, 1998 to 5.79% at September 30, 1999. The average volume of certificates of deposit increased by $4.8 million, or 2.4%, to $198.6 million for the quarter ended September 30, 1999 from $193.8 million for the quarter ended September 30, 1998.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.9 million for the quarter ended September 30, 1999 compared to $2.0 million for the quarter ended September 30, 1998. This increase was due to an increase in the average volume of other borrowed funds of $70.3 million to $219.0 million for the quarter ended September 30, 1999 from $148.7 million for the quarter ended September 30, 1998. This increase was partially offset by a decrease in the average rate of interest paid on other borrowed funds of 26 basis points from 5.48% at September 30, 1998 to 5.22% at September 30, 1999. At September 30, 1999, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $210,000 and $80,000 for the quarters ended September 30, 1999 and 1998, respectively. This increase is due primarily to an increase in loans outstanding of $62.2 million from September 30, 1998 to September 30, 1999.

Non-Interest Income

         Total non-interest income increased $180,000 to $354,000 for the quarter ended September 30, 1999 from $174,000 for the quarter ended September 30, 1998. This increase is due primarily to an increase in service fee income of $182,000 related to deposit accounts as well as non-recurring pre-payment penalties and expired commitment fees on loans.

Non-Interest Expenses

         Total non-interest expenses decreased $1.1 million, to $2.8 million for the quarter ended September 30, 1999 from $3.8 million for the quarter ended September 30, 1998. This decrease was due primarily to the Company's write down of its equity interest in its mortgage banking affiliate during the third quarter of 1998 for $1,032,000.

         Salaries and benefits increased $40,000, or 2.9%, to $1.4 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. Occupancy and equipment expenses increased $91,000, or 24.7%, to $460,000 for the quarter ended September 30, 1999 from $369,000 for the quarter ended September 30, 1998. These increases were due primarily to an increase in staff and costs related to the opening of the Delaware Bank on June 1, 1999.

         Other non-interest expense decreased $159,000, to $898,000 for the quarter ended September 30, 1999 from $1,057,000 for the same period in 1998. This was mainly due to an decrease in legal expenses associated with loans in workout, advertising costs and MAC expenses.

Provision for Income Taxes

         The provision for income taxes increased to $403,000 for the quarter ended September 30, 1999 from a benefit of $118,000 for the quarter ended September 30, 1998. This increase is the result of the increase in pre-tax income in 1999 from a pre-tax loss in 1998. In 1998 the Company recorded income tax expense of $207,000 in connection with the Cumulative Effect of a Change in Accounting Principle upon the adoption of SFAS Statement No. 133.


Nine Months Ended September 30, 1999 Compared to September 30, 1998

Results of Operations:

Overview

         The Company's net income increased $318,000, or 9.5%, to $3.7 million for the nine months ended September 30, 1999, from $3.4 million for the nine months ended September 30, 1998. Diluted earnings per share for the nine months ended September 30, 1999 was $0.59 compared to $0.52, for the nine months ended September 30, 1998, due to the increase in net income.

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

         The Company's net interest income increased $809,000, or 7.9%, to $11.1 million for the nine months ended September 30, 1999 from $10.3 million for the nine months ended September 30, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets of $85.8 million due to increased commercial and real estate loan production. This increase was partially offset by a decrease in the average rate on interest earning assets of 45 basis points, from 7.96% as of September 30, 1998 to 7.51% as of September 30, 1999. This decrease was mainly due to the sale of higher yielding investment securities during the third quarter of 1998.

         The Company's total interest income increased $3.4 million, or 13.1%, to $29.0 million for the nine months ended September 30, 1999 from $25.6 million for the nine months ended September 30, 1998. Interest and fees on loans increased $3.8 million, or 24.2%, to $19.7 million for the nine months ended September 30, 1999 from $15.8 million for the nine months ended September 30, 1998. This increase was due primarily to an increase in average loans outstanding for the period of $81.9 million. Interest and dividend income on securities decreased $219,000, or 2.30%, to $9.3 million for the nine months ended September 30, 1999 from $9.6 million for the nine months ended September 30, 1998. This decrease in investment income was the result of a decrease in yield on the securities portfolio of 34 basis points due primarily to the sale of higher yielding investment securities during the third and fourth quarters of 1998, partially offset by an increase in the average balance of securities owned of $5.3 million, to $192.7 million for the nine months ended September 30, 1999 from $187.4 million for the nine months ended September 30, 1998.

         The Company's total interest expense increased $2.6 million, or 17.0%, to $17.9 million for the nine months ended September 30, 1999 from $15.3 million for the nine months ended September 30, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $88.3 million, or 23.7%, to $460.2 million for the nine months ended September 30, 1999 from $372.0 million for the nine months ended September 30, 1998. The average rate paid on interest-bearing liabilities decreased 30 basis points to 5.21% for the nine months ended September 30, 1999 from 5.51% for the nine months ended September 30, 1998 due primarily to the decrease in average rates paid on other borrowings and certain deposit accounts.

         Interest expense on time deposits decreased $266,000 or 3.1%. This decrease was primarily due to a decrease in the average rate of interest paid on time deposits 26 basis points from 6.12% at September 30, 1998 to 5.86% at September 30, 1999. The average volume of certificates of deposit increased in the amount of $2.2 million, or 1.2%, to $191.2 million for the nine months ended September 30, 1999 from $189.0 million for the nine months ended September 30, 1998.

         Interest expense on FHLB advances and overnight federal funds purchased was $8.2 million for the nine months ended September 30, 1999 compared to $5.6 million for the nine months ended September 30, 1998. This increase was due to an increase in the average volume of other borrowed funds of $74.4 million to $210.3 million for the nine months ended September 30, 1999 from $135.9 million for the nine months ended September 30, 1998. This increase was partially offset by a decrease in the average rate of interest paid on other borrowed funds 28 basis points from 5.47% at September 30, 1998 to 5.19% at September 30, 1999. At September 30, 1999, FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $670,000 and $290,000 for the nine months ended September 30, 1999 and 1998, respectively. This increase is due primarily to an increase in loans outstanding of $62.9 million from September 30, 1998 to September 30, 1999.

Non-Interest Income

         Total non-interest income increased $666,000 or 23.9%, to $3.4 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998. This was mainly attributable to a $366,000 increase in revenues related to the Tax Refund Program, as well as an increase in service fee income related to deposit accounts and pre-payment penalty and forfeited commitment fees on loans

Non-Interest Expenses

         Total non-interest expenses decreased $119,000, or 1.42% to $8.3 million for the nine months ended September 30, 1999 from $8.4 million for the nine months ended September 30, 1998. Salaries and benefits increased $323,000, or 8.5%, to $4.1 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998. The increase was due primarily to an increase in staff as a result of the addition of a branch banking office, as well as the opening of the Delaware Bank.

         Occupancy and equipment expenses increased $204,000, or 18.5%, to $1.3 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998 as a result of the addition of a branch banking office, as well as the opening of the Delaware Bank on June 1, 1999.

         Other non-interest expense increased $499,000, to $2.8 million for the nine months ended September 30, 1999 from $2.3 million for the same period in 1998. This was mainly due to the accrual of a legal settlement for $233,000. The Company also recorded a write-down of its only property held in other real estate owned, of $75,000, during the first quarter of 1999. The remaining expenses were due to growth of the Company and business development costs.

Provision for Income Taxes

         The provision for income taxes increased $382,000, or 26.2%, to $1.8 million for the nine months ended September 30, 1999 from $1.5 million for the nine months ended September 30, 1998. This increase is mainly the result of the increase in pre-tax income from 1998 to 1999. The Company also recorded a $31,000 income tax benefit in 1999 in connection with the Cumulative Effect of a Change in Accounting Principle, upon the adoption of SOP 98-5. In 1998 the
Company recorded income tax expense of $207,000 in connection with the Cummulative Effect of a Change in Accounting Principle, upon the adoption of FASB Statement No. 133.

Financial Condition:

September 30, 1999 Compared to December 31, 1998

         Total assets increased $42.4 million, or 8.2%, to $558.8 million at September 30, 1999 from $516.4 million at December 31, 1998. The increase in assets was the result of higher levels of loans and securities, which were funded by a net increase in other borrowed funds. Net loans (including loans held for sale) increased $19.8 million, or 6.1%, to $326.6 million at September 30, 1999 from $306.8 million at December 31, 1998. Investment securities increased $15.7 million, or 8.9%, to $193.3 million at September 30, 1999 from $177.6 million at December 31, 1998.

         Cash and due from banks, interest-bearing deposits, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $3.0 million, or 16.6%, to $21.3 million at September 30, 1999 from $18.3 million at December 31, 1998.

         Premises and equipment, net of accumulated depreciation, increased $860,000 to $4.9 million at September 30, 1999 from $4.0 at December 31, 1998. The increase was mainly attributable to the construction and furnishing of the Delaware Bank.

         Total liabilities increased $43.4 million, or 9.0%, to $523.1 million at September 30, 1999 from $479.7 million at December 31, 1998. Deposits, the Company's primary source of funds, increased $9.5 million, 3.4% to $292.6 million at September 30, 1999 from $283.1 million at December 31, 1998. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $446,000, to $88.4 million at September 30, 1999 from $87.9 million at December 31, 1998. Certificates of deposit increased by $9.1 million, or 4.6%, to $204.2 million at September 30, 1999 from $195.1 million at December 31, 1998.

         Other borrowed funds were $222.4 million at September 30, 1999 as compared to $188.0 million at December 31, 1998. The increase was primarily the result of the Company's leveraged funding strategy of utilizing short-term and long-term FHLB advances to purchase investment securities and to fund new loan originations.


ITEM 3:   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

         The Bank attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Management uses gap analysis and simulation models to attempt to monitor efforct of its interest sensitive assets and liablilitis. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

         The following tables present a summary of the Bank's interest rate sensitivity GAP at September 30, 1999. For purposes of these tables, the Bank has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                       Republic First Bancorp
                                                       Interest Sensitive Gap
(dollars in thousands)                                 as of December 31, 1998

                                     0 - 90      91 - 180    181 - 365     1 - 2        2 - 3
                                      Days         Days        Days        Years        Years
                                      ----         ----        ----        -----        -----
Interest sensitive assets:

Securities and interest
   bearing balances due
   from banks                      $  32,862   $  10,185    $  18,202    $  28,690    $  20,906
     Average interest rate              6.53%       7.00%        7.01%        7.03%        7.04%
Loans receivable (1)                  91,885       9,453       18,526       39,278       33,195
     Average interest rate              8.53%       8.33%        8.33%        8.19%        8.20%

Total                                124,747      19,638       36,728       67,968       54,101
                                   ---------   ---------    ---------    ---------    ---------
Cumulative total                   $ 124,747   $ 144,385    $ 181,113    $ 249,081    $ 303,182
                                   =========   =========    =========    =========    =========

Interest sensitive liabilities:

Demand interest bearing            $   2,320   $     457    $   1,476    $   1,829    $   1,829
     Average interest rate              2.50%       2.50%        2.50%        2.50%        2.50%
Savings accounts                         675          63          128          255          255
     Average interest rate              2.50%       2.50%        2.50%        2.50%        2.50%
Money market accounts                 19,687         652        1,305        2,610        2,610
     Average interest rate              4.42%       2.75%        2.75%        2.75%        2.75%
FHLB borrowings                       40,609       7,400           --           --           --
     Average interest rate              5.00%       6.32%        0.00%        0.00%        0.00%
Time deposits                         35,549      26,134       86,620       39,424        2,885
     Average interest rate              5.51%       5.70%        5.82%        6.43%        5.93%

Totals                             $  98,840   $  34,706    $  89,529    $  44,118    $   7,579
                                   ---------   ---------    ---------    ---------    ---------
Cumulative total                   $  98,840   $ 133,546    $ 223,075    $ 267,193    $ 274,772
                                   =========   =========    =========    =========    =========

Interest Rate
   sensitivity GAP                 $  25,907   $ (15,068)   $ (52,801)   $  23,850    $  46,522

Cumulative GAP                     $  25,907   $  10,839    $ (41,962)   $ (18,112)   $  28,410

Interest Sensitive Assets/
   Interest Sensitive Liabilities        1.3x        1.1x         0.8x         0.9          1.1

Cumulative GAP/
   Total Earning Assets                  5.3%        2.2%        -8.7%        -3.7%         5.9%

Total earning assets               $ 484,446
                                   =========

Off balance sheet items
   notional value:
Commitments to
   extend credit                   $     430   $  21,534
                                   ---------   ---------
Average interest rate                   7.75%       8.25%


                                      3 - 4      4 - 5      More than 5
                                       Years      Years         Years       Total     Fair Value
                                       -----      -----         -----       -----     ----------
Interest sensitive assets:

Securities and interest
   bearing balances due
   from banks                        $  15,855   $  12,038    $  38,940   $ 177,678  $ 177,662
     Average interest rate                7.03%       7.02%        6.94%
Loans receivable (1)                    31,220      29,488       53,723     306,768    311,775
     Average interest rate                8.23%       8.27%        7.55%

Total                                   47,075      41,526       92,663     484,446    485,613
                                     ---------   ---------    ---------   ---------  ---------
Cumulative total                     $ 350,257   $ 391,783    $ 484,446
                                     =========   =========    =========

Interest sensitive liabilities:

Demand interest bearing              $   1,829   $   1,829    $   8,586   $  20,155     20,155
     Average interest rate                2.50%       2.50%        2.50%
Savings accounts                           255         255        1,280       3,166      3,166
     Average interest rate                2.50%       2.50%        2.50%
Money market accounts                    2,610       2,610           --      32,084     32,084
     Average interest rate                2.75%       2.75%        0.00%
FHLB borrowings                         40,000      50,000       50,000     188,009    191,684
     Average interest rate                5.59%       4.99%        5.15%
Time deposits                            2,262       2,262            6     195,142    188,009
     Average interest rate                5.92%       5.92%        5.30%

Totals                               $  46,956   $  56,956    $  59,872     438,556    435,098
                                     ---------   ---------    ---------   ---------  ---------
Cumulative total                     $ 321,728   $ 378,684    $ 438,556
                                     =========   =========    =========

Interest Rate
   sensitivity GAP                   $     119   $ (15,430)   $  32,791   $  45,890

Cumulative GAP                       $  28,529   $  13,099    $  45,890

Interest Sensitive Assets/
   Interest Sensitive Liabilities          1.1         1.0x         1.1x

Cumulative GAP/
   Total Earning Assets                    5.9%        2.7%         9.5%

Total earning assets


Off balance sheet items
   notional value:
Commitments to
   extend credit                                                          $  21,534  $     220
                                                                          ---------  ---------
Average interest rate

(1) Includes loans held for sale

                                                    Republic First Bancorp
                                                    Interest Sensitive Gap
(dollars in thousands)                             as of September 30, 1999

                                    0 - 90      91 - 180     181 - 365     1 - 2        2 - 3
                                     Days         Days         Days        Years        Years
                                     ----         ----         ----        -----        -----
Interest Sensitive Assets:

Securities and interest
   bearing balances due
   from banks                     $  33,152    $   7,989    $  15,469    $  27,008    $  25,337
     Average interest rate             5.41%        6.37%        6.38%        6.47%        6.47%
Loans receivable (1)                108,321       11,931       22,022       42,851       36,915
     Average interest rate             8.48%        8.07%        8.04%        8.03%        8.13%

Total                               141,473       19,920       37,491       69,859       62,252
                                  ---------    ---------    ---------    ---------    ---------
Cumulative Totals                 $ 141,473    $ 161,393    $ 198,884    $ 268,743    $ 330,995
                                  =========    =========    =========    =========    =========
Interest Sensitive Liabilities:

Demand Interest Bearing           $   4,810    $     281    $     568    $   1,156    $   1,183
     Average interest rate             1.25%        1.25%        1.25%        1.25%        1.25%
Savings Accounts                      1,316          102          206          419          428
     Average interest rate             2.00%        2.00%        2.00%        2.00%        2.00%
Money Market Accounts                 7,616        2,153        4,317        5,885        5,957
     Average interest rate             3.73%        4.69%        4.69%        4.69%        4.69%
Time Deposits                        58,704       35,367       38,784       64,969        1,944
     Average interest rate             5.51%        5.80%        5.59%        5.60%        5.77%
FHLB Borrowings                      87,363       25,000       25,000       42,500       17,500
     Average interest rate             5.33%        5.29%        4.82%        5.68%        5.58%

Total                               159,810       62,903       68,875      114,928       27,012
                                  ---------    ---------    ---------    ---------    ---------
Cumulative Totals                 $ 159,810    $ 222,713    $ 291,588    $ 406,516    $ 433,528
                                  =========    =========    =========    =========    =========

Interest Rate
    sensitivity GAP               $ (18,337)   $ (42,983)   $ (31,384)   $ (45,069)   $  35,240

Cumulative GAP                    $ (18,337)   $ (61,320)   $ (92,704)   $(137,773)   $(102,533)

Interest Sensitive Assets/
  Interest Sensitive Liabilities      88.53%       31.67%       54.43%       60.79%      230.46%

Cumulative GAP/
  Total Earning Assets                -3.49%      -11.66%      -17.63%      -26.20%      -19.50%

Total Earning Assets              $ 525,901
                                  =========

Off balance sheet items
   notional value:
Commitments to
   extend credit                  $     404    $  23,160
                                  ---------    ---------
Average interest rate                  7.75%        8.25%

                                     3 - 4        4 - 5    More than 5
                                     Years        Years       Years       Total     Fair Value
                                     -----        -----       -----       -----     ----------
Interest Sensitive Assets:

Securities and interest
   bearing balances due
   from banks                     $  12,273    $  10,937    $  67,158   $ 199,323  $ 199,623
     Average interest rate             6.52%        6.52%        6.53%
Loans receivable (1)                 31,140       28,476       44,922     326,578    328,676
     Average interest rate             8.15%        8.01%        7.38%

Total                                43,413       39,413      112,080     525,901    528,299
                                  ---------    ---------    ---------   ---------  ---------
Cumulative Totals                 $ 374,408    $ 413,821    $ 525,901
                                  =========    =========    =========
Interest Sensitive Liabilities:

Demand Interest Bearing           $   1,210    $   1,238    $   2,151   $  12,598  $  12,598
     Average interest rate             1.25%        1.25%        1.25%
Savings Accounts                        438          449    $     779       4,137      4,137
     Average interest rate             2.00%        2.00%        2.00%
Money Market Accounts                 6,030        6,105    $   5,737      43,801     43,801
     Average interest rate             4.69%        4.69%        4.69%
Time Deposits                         1,486        2,941            7     204,202    204,669
     Average interest rate             5.90%        5.69%        5.41%
FHLB Borrowings                      25,000           --           --     222,363    222,476
     Average interest rate             5.72%        0.00%        0.00%

Total                                34,165       10,733        8,675     487,101    487,681
                                  ---------    ---------    ---------   ---------  ---------
Cumulative Totals                 $ 467,693    $ 478,426    $ 487,101
                                  =========    =========    =========

Interest Rate
    sensitivity GAP               $   9,248    $  28,680    $ 103,405

Cumulative GAP                    $ (93,285)   $ (64,605)   $  38,800

Interest Sensitive Assets/
  Interest Sensitive Liabilities     127.07%      367.21%     1291.99%

Cumulative GAP/
  Total Earning Assets               -17.74%     -12.28%         7.38%

Total Earning Assets


Off balance sheet items
   notional value:
Commitments to
   extend credit                                                        $  23,564  $     236
                                                                        ---------  ---------
Average interest rate

(1) Includes loans held for sale.

Capital Resources

         The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.08% and 12.54% at September 30, 1999 and December 31, 1998 , respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on September 30, 1999 and December 31, 1998 was 12.15% and 11.76%, respectively. At December 31, 1998, and 1997, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At September 30, 1999 and December 31, 1998 , the leverage ratio was 7.33% and 7.50%, respectively. Accordingly, at September 30, 1999 and December 31, 1998, the Company was considered "well capitalized" under FRB and FDIC regulations.

         The Company's shareholders' equity as of September 30, 1999 and December 31, 1998 was $35,657,000 and $36,622,000, respectively. Book value per share of the Company's common stock decreased from $6.22 as of December 31, 1998 to $5.83 as of September 30, 1999. These decreases were attributable to the change in unrealized losses of $4.9 million on available for sale securities, partially offset by net income of $3,682,000. Regulatory Restrictions on Dividends

         Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $10.9 million year to date of dividends in 1999.

         State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards futher limits the ability of the Bank to pay dividends to the Company.

         Other regulatory requirments and policies may also affect the payment of dividends to the Company by the Bank. If, in the opinion of the FRB, the Bank is engaged in, or is about to engage in, an unsafe or unsound practive (which, depending on the financial condition of the Bank, could include the payment of dividends), the FRB may require, after notice and hearing, that the Bank cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.


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

         The following table presents the Company's capital regulatory ratios at September 30, 1999 and December 31, 1998:

                                                                                         To be well
                                                                For capital          Capitalized under FRB
                                       Actual               Adequacy purposes         capital guidelines

(dollars in thousands)          Amount        Ratio        Amount       Ratio       Amount         Ratio
                                ------        -----        ------       -----       ------         -----
As of September 30, 1999:

Total  risk based capital      $43,348        13.08%      $26,523        8.00%      $33,153        10.00%
Tier I capital                  40,297        12.15        13,261        4.00        19,892         6.00
Tier I (leveraged) capital      40,297         7.33        27,492        5.00        27,492         5.00

As of December 31, 1998:

Total  risk based capital      $38,784        12.54%      $24,746        8.00%      $30,932        10.00%
Tier I capital                  36,389        11.76        12,373        4.00        18,559         6.00
Tier I (leveraged) capital      36,389         7.50        24,263        5.00        24,263         5.00


         Management believes that the Company meets as of September 30, 1999 and December 31, 1998, all capital adequacy requirements to which it is subject. As of September 30, 1999 and December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action provisions of section 3b of the Federal deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Company's category.

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

         The Company's liquid assets totaled $21.3 million at September 30, 1999 compared to $18.3 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At September 30, 1999, the Company estimated that an additional $63.8 million of loans will mature or repay in the next one year period ending September 30, 2000.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At September 30, 1999, the Banks had $43.4 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $55.5 million at December 31, 1998. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

         At  September  30,  1999,  the  Company  had  outstanding   commitments
(including unused lines of credit and letters of credit) of $23.2 million. Certificates of deposit which are scheduled to mature within one year totaled $129.8 million at September 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $133.8 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Bank's interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Bank's liquidity needs. The Bank has established a line of credit from its correspondent, in the amount of $7.5 million, to assist in managing the Bank's liquidity position. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $258.2 million. As of Spetember 30, 1999 and December 31, 1998, the Company had borrowed $222.4 and $180.5, respectively, under its lines of credit.

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

         Management presently believes that the effect on the Banks of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the amount of the Banks' interest bearing liabilities which would reprice, are greater than the Banks' interest earning assets which would reprice, over the next twelve months. However, a decrease in interest rates generally could have a positive effect on the Banks, due again to the timing difference between repricing the Banks' liabilities, primarily certificates of deposit and other borrowed funds, and the largely automatic repricing of its existing interest-earning assets. As of September 30, 1999, 27% of the Banks' interest-bearing deposits were to mature, and be repriceable, within three months, and an additional 14% were to mature, and be repriceable, within three to six months.

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

Securities Portfolio

         At September 30, 1999, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $184.6 million and $177.2 million as of September 30, 1999. The net unrealized loss on securities available-for-sale, as of this date, was $7.4 million.

         The following table represents the carrying and estimated fair values of Investment Securities at September 30, 1999.

                                                     Gross           Gross
                               Amortized           Unrealized     Unrealized
Available-for-Sale                Cost               Gain            Loss          Fair Value
                             ----------------------------------------------------------------
Mortgage-backed              $181,688,000          $31,000      ($7,427,000)     $174,292,000
U.S. Government Agencies        2,900,000            9,000          (22,000)        2,887,000
                             ----------------------------------------------------------------
Total Available-for-Sale     $184,588,000          $40,000      ($7,449,000)     $177,179,000
                             ----------------------------------------------------------------

                                                     Gross           Gross
                               Amortized           Unrealized      Unrealized
Held-to-Maturity                  Cost               Gain             Loss         Fair Value
                             ----------------------------------------------------------------

Mortgage-backed                  $939,000          $15,000               $0          $954,000
US Government Agencies          1,895,000            1,000           (9,000)        1,887,000
Other                          13,287,000                0                0        13,287,000
                             ----------------------------------------------------------------
Total Held-to-Maturity        $16,121,000          $16,000          ($9,000)      $16,128,000
                             ----------------------------------------------------------------

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

         The Company's net loans increased $19.8 million, or 6.5%, to $326.6 million at September 30, 1999 from $306.8 million at December 31, 1998, which were primarily funded by an increase in other borrowed funds.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                As of September 30, 1999         As of December 31, 1998
                                    ------------------------------------------------------------
                                    Balance           % of Total     Balance          % of Total
                                    ------------------------------------------------------------
Real Estate:
    1-4 Family (1)                  $145,895              44.3%     $133,158             43.1%
    Multi-Family                      23,502               7.1        21,800              7.0
    Commercial Real Estate           120,784              36.6       110,385             35.7
                                    ------------------------------------------------------------
Total Real Estate                    290,181              88.0       265,343             85.8

Commercial                            37,566              11.4        42,644             13.8
Other                                  1,882               0.6         1,176              0.4
                                    ------------------------------------------------------------
Total Loans (1)                      329,629             100.0%      309,163            100.0%

Less allowance for loan losses        (3,051)                         (2,395)
                                    --------                        --------

Net loans                           $326,578                        $306,768
                                    ========                        ========

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

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                       September 30,       December 31,
                                                           1999               1998
                                                      ------------------------------
          Loans accruing, but past due 90 days
            or more                                      $586,000           $121,000
          Non-accrual loans                             1,061,000          1,002,000
                                                      ------------------------------
          Total non-performing loans (1)                1,647,000          1,123,000
          Foreclosed real estate                          643,000            718,000
                                                      ------------------------------
          Total non-performing assets (2)              $2,290,000         $1,841,000
                                                      ==============================


          Non-performing loans as a percentage
             of total loans net of unearned
             income (3)                                      0.50%              0.36%
          Non-performing assets as a percentage
             of total assets                                 0.41%              0.36%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)      Includes loans held for sale

         Total non-performing loans increased by $524,000 to $1,647,000 at September 30, 1999 from $1,123,000 at December 31, 1998. Total non performing assets increased by $449,000 at September 30, 1999 to $2,290,000 from $1,841,000 at December 31, 1998.

         At September 30, 1999, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $82.6 million, which represented 25.3% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 1999, all identified potential problem loans are included in the preceding table.

         The Company had no credit exposure to "highly leveraged transactions" at September 30, 1999, as defined by the FRB.

Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the nine months ended September 30, 1999, and 1998 and the twelve months ended December 31, 1998:


                                                       For the nine months  For the twelve months    For the nine months
                                                              ended                  ended                    ended
                                                        September 30, 1999     December 31, 1998      September 30, 1998
                                                        ------------------  ----------------------   -------------------

          Balance at beginning of period ............         $2,395,000            $2,028,000            $2,028,000
          Charge-offs:
               Commercial ...........................             27,000                76,000                55,000
               Real estate ..........................                  0                     0                     0
               Consumer .............................             97,000                34,000                     0
                                                            ------------          ------------          ------------

                   Total charge-offs ................            124,000               110,000                55,000
                                                            ------------          ------------          ------------
          Recoveries:
               Commercial ...........................             93,000                13,000                48,000
               Real estate ..........................                  0                     0                     0
               Consumer .............................             17,000                94,000                13,000
                                                            ------------          ------------          ------------

                   Total recoveries .................            110,000               107,000                61,000
                                                            ------------          ------------          ------------

          Net charge-offs/(recoveries) ..............             14,000                 3,000                (6,000)
                                                            ------------          ------------          ------------
          Provision for loan losses .................            670,000               370,000               290,000
                                                            ------------          ------------          ------------

               Balance at end of period .............         $3,051,000            $2,395,000            $2,324,000
                                                            ============          ============          ============

               Average loans outstanding (1)(2) .....       $318,770,000          $248,479,000          $236,874,000
                                                            ============          ============          ============


          As a percent of average loans (1)(2):
               Net charge-offs ......................               0.01%                 0.00%                 0.00%
               Provision for loan losses ............               0.21%                 0.15%                 0.12%
               Allowance for loan losses ............               0.96%                 0.96%                 0.98%
          Allowance for loan losses to:
               Total loans, net of unearned income ..               0.93%                 0.77%                 0.87%
               Total non-performing loans ...........             185.25%               213.27%               141.79%

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

                                                                At September 30, 1999            At December 31, 1998
                                                                ---------------------            --------------------
                                                                         Percent of Loans                  Percent of Loans
                                                                         In Each Category                  In Each Category
                                                            Amount          To Loans (1)      Amount          to Loans (1)
                                                            ------          ------------      ------          ------------
          Allocation of allowance for loan losses:
               Commercial                                 $1,849,000           55.17%       $1,638,000           56.33%
               Residential real estate                       419,000           44.26%          391,000           43.07%
               Consumer and other                             91,000            0.57%           71,000            0.60%
               Unallocated                                   692,000                           295,000
                                                          ----------                        ----------
                   Total                                   3,051,000          100.00%       $2,395,000          100.00%
                                                          ==========                        ==========

         The unallocated allowance increased $397,000 to $692,000 at September 30, 1999 from $295,000 at December 31, 1998. This increase is due primarily to a recent increase in non-performing loans of $524,000 to $1.6 million at September 30, 1999 from $1.1 million at December 31, 1998, and to the growth of the loan portfolio.

(1)      Includes loans held for sale

         The Company had delinquent loans as of September 30, 1999 and December 31, 1998 as follows; (i) 30 to 59 days past due, consisted of commercial, and consumer and home equity loans in the aggregate principal amount of $398,000 and $1.2 million respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $2.0 million and $386,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At September 30, 1999 and December 31, 1998, substandard loans totaled approximately $899,000 and $1,382,000 respectively; and doubtful loans totaled approximately $334,000 and $0 respectively.

Deposit Structure

         Total deposits at September 30, 1999 consisted of approximately $27.8 million in non-interest-bearing demand deposits, approximately $12.6 million in interest-bearing demand deposits, approximately $48.0 million in savings deposits and money market accounts, approximately $153.0 million in time deposits under $100,000, and approximately $51.2 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the nine months ended September 30, 1999 and the year ended December 31, 1998.

                                                                            Deposit Table
                                                     For the nine months  ended       For the twelve months ended
                                                          September 30, 1999                December 31, 1998
                                                   ------------------------------   ------------------------------
                                                      Average                         Average
                                                      Balance             Rate        Balance              Rate
          Non-interest-bearing balances             $29,627,000           0.00%      $31,260,000           0.00%
                                                   ==============================================================

          Money market and savings deposits         $44,870,000           3.68%      $41,157,000           2.85%
          Time deposits                             191,234,000           5.86       191,829,000           6.09
          Demand deposits, interest-bearing          13,844,000           1.44        13,727,000           2.50
                                                   --------------------------------------------------------------
          Total interest-bearing deposits          $249,948,000           5.23%     $246,713,000           5.35%
                                                   ==============================================================

The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of September 30, 1999 and December 31, 1998.

                                                            September 30,       December 31,
                                                                1999               1998
                                                         ---------------------------------
          Maturing in:
               Three months or less                         $13,175,000        $14,229,000
               Over three months through six months          10,127,000          7,756,000
               Over six months through twelve months          8,796,000          3,365,000
               Over twelve months                            22,754,000                  0
                                                         ---------------------------------
          Total                                             $54,852,000        $25,350,000
                                                         =================================

Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At September 30, 1999 and December 31, 1998, firm loan commitments approximated $23.2 million and $20.1 million respectively and commitments of standby letters of credit approximated $1,455,000 and $1,912,000, respectively.


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

   Contingency Plans

         The Company has prepared contingency plans for each major area of business identified above. The plans will utilize in part alternative procedures, other third party vendors and manual intervention, to compensate for the loss of certain computer systems. As of September 30, 1999, all such plans have been substantially completed.

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

Item 3:  Defaults upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         None

Item 5:  Other Information
         None

Item 6:  Exhibits and Reports on Form 8-K

        The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

                    Exhibit No.
                    ------------------------------------------------------------

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

         **Incorporated by reference in the Company's Form 10-K, filed March 25, 1999.

Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Republic First Bancorp, Inc.




                                           /s/ Jere A. Young
                                           -------------------------------------
                                           Jere A. Young
                                           President and Chief Executive Officer



                                           /s/ George S. Rapp
                                           -------------------------------------
                                           George S. Rapp
                                           Executive Vice President and
                                           Chief Financial Officer

Dated:  November 15, 1999