Form 10-K405
period 1999-12-31
REPUBLIC FIRST BANCORP INC
filed 2000-03-22
CIK 834285

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------
(Mark One)
[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         (FEE REQUIRED)
                  For the fiscal year ended December 31, 1999
         OR
[   ]    TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________________________ to ____________________________

                         Commission file number: 0-17007

                          REPUBLIC FIRST BANCORP, INC.
                          ----------------------------
                 (Name of Small Business Issuer In Its Charter)

         Pennsylvania                                   23-2486815
-------------------------------          ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1608 Walnut Street, Suite 1000,
      Philadelphia, PA                                   19103
-------------------------------          ------------------------------------
    (Address of principal                             (Zip Code)
      Executive offices)

         Issuer's telephone number, including area code: (215) 735-4422

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

YES    X         NO
     ------         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $27,598,018 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on February 29, 2000.
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock $0.01 Par Value                           6,343,901
  ----------------------------               ----------------------------
         Title of Class                      Number of Shares Outstanding
                                               as of February 28, 2000.

Documents incorporated by reference:

Part IV incorporates Selected Financial Data by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report"). Part III incorporates certain information by reference from the from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 11

                          REPUBLIC FIRST BANCORP, INC.

                                    Form 10-K

                                ---------------


                                      INDEX


PART I                                                                      Page
------                                                                      ----
Item 1     Description of Business..........................................13

Item 2     Description of Properties........................................16

Item 3     Legal Proceedings................................................17

Item 4     Submission of Matters to a Vote of Security Holders .............19


PART II
-------

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................20

Item 6     Selected Financial Data..........................................21

Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................21

Item 8     Financial Statements and Supplementary Data......................39

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................39


PART III
--------
Item 10    Directors and Executive Officers of the Registrant ..............39

Item 11    Executive Compensation ..........................................39

Item 12    Security Ownership of Certain Beneficial Owners and Management ..41

Item 13    Certain Relationships and Related Transactions ..................41



PART IV
-------
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K .42

12 | REPUBLIC FIRST BANCORP Annual Report 1999

                                     PART I

Item 1:     Description of Business

Republic First Bancorp, Inc.

      Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank (the "Bank"), and Republic First Bank of Delaware (the "Delaware Bank"), (together the "Banks") offer a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through their offices and branches in Philadelphia and Montgomery Counties and in New Castle County, Delaware. The Delaware Bank also opened a Loan Production Office in Wilmington Delaware during 1999 which will serve as a headquarters for the Delaware Bank's commercial bankers.

      As of December 31, 1999, the Company had total assets of approximately $586,330,000, total shareholders' equity of approximately $35,040,000, total deposits of approximately $305,793,000 and net loans receivable outstanding of approximately $359,605,000. The majority of such loans were made for commercial purposes.

      The Company provides banking services through the Banks and does not presently engage in any activities other than these banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

      The Company and the Bank have a total of 105 employees.

First Republic Bank

      The Bank commenced operations on November 3, 1988 as First Executive Bank. Concurrent with the merger on June 7, 1996 between First Executive and Republic Bank, its name was changed to First Republic Bank. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, is a member of the Federal Reserve System and its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). It presently conducts its principal banking activities through its five Philadelphia offices and three suburban offices in Ardmore, East Norriton and Abington, all of which are located in Montgomery County, Pennsylvania.

       As of  December  31,  1999,  the Bank had total  assets of  approximately
$575,373,000 total shareholders' equity of approximately $28,072,000, total deposits of approximately $305,077,000 and net loans receivable of approximately $355,494,000. The majority of such loans were made for commercial purposes.

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

      Management attempts to minimize the Banks' credit risk through loan application evaluation, approval and monitoring procedures. Since its inception, the Bank has had a senior officer monitor compliance with the Banks' lending policies and procedures by the Banks' loan officers.

      The Bank also maintains an investment securities portfolio. Investment securities are purchased by the Bank within strict standards of the Banks' Investment Policy, which is approved annually by the Banks' board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 1999 and 1998, approximately 90% and 94%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 13
the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The CMOs are fixed and variable rate debt securities, with current average lives of approximately ten years.

      The Banks' regulatory authorities require the Bank to maintain certain liquidity ratios to insure that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed an Asset/Liability Committee, comprised of certain members of the Banks' board of directors and senior management, which determines such ratios. The purpose of the committee is, in part, to monitor the Banks' liquidity and adherence to the ratios in addition to assessing the relative interest rate risk to the Bank. The Asset/Liability Committee meets at least quarterly.

      The Banks' lending activities are focused on small businesses within the professional community. Real estate mortgage and commercial loans are the most significant categories of the Banks' lending activities, representing approximately 88% and 11% respectively, of total loans outstanding at December 31, 1999. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. The unsecured portion of the portfolio represents the greatest risk of loss to the Bank but is only 2% of the loan portfolio. Although management continues to follow strict underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Management has further mitigated credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

Republic First Bank of Delaware

      Republic First Bank of Delaware is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle, Delaware. The Delaware Bank opened for business on June 1, 1999. The Delaware Bank offers many of the same services and financial products as First Republic Bank, described above, and will serve to expand the Company's market penetration into Delaware.

      As of December 31, 1999, the Delaware Bank had total assets of approximately $10,957,000, total shareholders' equity of approximately $3,000,000, total deposits of approximately $4,032,000 and net loans receivable of approximately $8,647,000. The majority of such loans were made for commercial purposes.

Service Area/Market Overview

      The Banks' primary market service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery County. The Banks also serve the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and northern Delaware.

      In 1998, the Bank entered into an alliance with MBM/ATM Group Ltd., to deploy offsite Automated Teller Machines (ATMs) to provide cash dispensers to service the greater Philadelphia region and parts of Southern New Jersey, Delaware and Maryland.

   Competition

      There is substantial competition among financial institutions in the Banks' service area. The Banks compete with new and established local commercial banks, as well as numerous regionally-based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, the Banks compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

      Many of the banks with which the Banks compete have more established depositor and borrower relationships and greater financial resources than the Bank, offer a wider range of deposit and lending instruments and possess greater depth of management than the Bank. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks which could open in its market area. Several de novo banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions which serve surrounding areas

14 | REPUBLIC FIRST BANCORP Annual Report 1999 and additional out-of-state financial institutions which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Bank anticipates a continued increase in competition in its market area.

   Operating Strategy

      The Company's objective is for the Banks to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

      Providing Attentive and Personalized Service. The Company believes that a very attractive niche exists serving small-to medium-sized business customers not adequately served by the Banks' larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by the Banks. The Banks offer individuals and small to medium-sized businesses a wide array of banking products, informed and friendly service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation and many local branches have been acquired by large out-of-market institutions. The ensuing changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide to their customers. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

      Maintaining Superior Operating Results. The Company's long-term goal is to maintain a return on average equity in excess of 17%. To accomplish these goals, the Company's strategy is for the Banks to maintain sufficient margins on incremental growth through efficient utilization and leveraging of capital.

      Attracting and Retaining Highly Experienced Personnel. The Banks' executive officers and other personnel have substantial employment experience with larger banks in the region. When opening new branches, the Banks extensively screens and trains its employees to ensure the staff has the necessary ability and contacts in the community to foster rapid growth. The Company seeks to instill a sales and service oriented culture in its personnel in order to build customer relationships and maximize cross-selling opportunities. The Company offers meaningful sales-based incentives to all its customer contact employees.

      Capitalizing on Market Dynamics. In the past two years, banks controlling nearly half of the deposits in the Banks' primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result, the Company believes it has a tremendous opportunity to increase its market share.

Products and Services

      Traditional Banking Products and Services. The Bank offers a range of commercial and retail banking services to its customers, including commercial loans, commercial loans secured by real estate, personal and business checking and savings accounts, certificates of deposit, residential mortgages and consumer loans. The Banks' commercial loan customers typically borrow between $250,000 and $1,000,000. The Banks attempt to offer a high level of personalized service to both its commercial and consumer customers. In addition, the Bank provides travelers' checks, money orders and other typical banking services. The Banks are members of the MAC(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Banks currently have eight proprietary automated teller machines at its branch locations, and 119 offsite automated teller machines, throughout Pennsylvania, southern New Jersey, Maryland and Delaware through its affiliation with MBM/ATM Group Ltd.

      Tax Refund Products. The Company had a contractual relationship with Jackson Hewitt, Inc. ("Jackson Hewitt"), one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Jackson Hewitt prepares and electronically files federal income tax returns (the "Tax Refund Program"). The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") (collectively, "Tax Refund Products"). There are a limited number of banks that provide this service nationwide. The Bank generated significant revenue from the Tax Refund Program in 1999, 1998 and 1997. In April 1998 Jackson Hewitt had notified the Company that it would not renew the agreement beyond October 31, 1999. The Bank was paid its contractual obligation in 1999 and will not participate in the program beyond the 1999 tax preparation season.

      The Bank participated in the Tax Refund Program in 1998 and 1997. The Tax Refund Program generated $2.4 million and $2.2 million in net revenue during 1998 and 1997 respectively. In 1999 the Bank was paid $2.7 million under its contractual obligation with Jackson Hewitt. The Tax Refund Program earnings are realized primarily in the first quarter of the year. These

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 15
pretax earnings constituted approximately 84%, 61% and 70% of the Company's first quarter 1999, 1998 and 1997 pretax earnings, respectively, and 39%, 42% and 44% of the Company's pretax earnings for the year ended December 31, 1999, 1998 and 1997, respectively. Revenue generated by the Tax Refund Program accounted for 6%, 6% and 9% of total revenues in the year ended December 31, 1999, 1998 and 1997, respectively. The Bank will not participate in the Tax Refund Program beyond the 1999 tax season.

      The Bank received a processing fee for each ACR and RAL it provided. When the Bank provided a RAL, it received an additional fee that is equal to 4% of the RAL. If the Internal Revenue Service (the "IRS") does not deposit the expected refund into the bank account established for its receipt because, among other reasons, the taxpayer owes back taxes, the amount due under a RAL will not be paid without instituting individual collection actions against the taxpayer. The risk of RAL default in excess of 4% is apportioned between the Bank and Jackson Hewitt on a 35%/65% basis, respectively. The default rate was 5.02% in 1998, and did not exceed 4% in 1997 or 1999.

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

Branch Expansion Plans and Growth Strategy

      The Company plans to achieve growth and market penetration by expanding the Banks' branch network into markets with a significant number of commercial businesses. The company expects to open an average of one branch per year for the next three years. Management's goal when establishing a new branch is to achieve deposits of at least $35.0 million in three years or less. The Bank opened its first suburban office in Ardmore, Montgomery County in November 1996. This was followed by three additional suburban branches on City Line Avenue, East Norriton and Abington in March 1997, May 1997 and November 1997, respectively. As of December 31, 1999, these branches had $12.9 million, $14.9 million and $40.0 million in deposits, respectively. In 1998, the Bank opened an additional branch located at 1818 Market Street in the heart of the Philadelphia business district, which had $9.8 million in total deposits, at December 31, 1999.

Item 2:     Description of Properties

      The Company leases approximately 26,961 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial bank lending. Management believes that its present space is adequate but that future staffing needs may require the Bank to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $388,536 payable monthly. In addition to the base rent and building operation expenses, the Company is required to pay all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises.

       The Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the Banks' main office. The initial ten year term of the lease expires March 2003 and contains a five year renewal option. The annual rent for such location is $82,305, payable monthly.

      The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $42,600, payable monthly.

      The Bank leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease had an initial five year term and one five year renewal option which expires June 2002. The annual rental at such location is $22,320, payable monthly.

      The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expires in August 2005, and contains one renewal option for five years. The annual rental at such location is $31,908, payable monthly.

16 | REPUBLIC FIRST BANCORP Annual Report 1999

      The Bank leases approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial 10 year term of the lease expires January 2007 and contains a five year renewal options. The annual rent for such location is $63,996, payable monthly.

      The Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial 10 year term contains two five year renewal options and the lease expires in December 2006. The annual rent for such location is $64,224, payable monthly.

      The Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and additional space for a possible loan administration office.

      The Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial 10 year term of the lease expires in December 2008 and contains two five year renewal options. The annual rent for such location is $63,770, payable monthly.

      The Delaware Bank has a land lease on approximately 2,000 sq. feet of ground at Concord Pike and Rocky Run Pkwy, Brandywine Hundred, Delaware for its branch operations and headquarters. The Delaware Bank opened for business on June 1, 1999. The initial 10 year term of the lease expires June 2008 and contains two five year options to renew the lease. The annual rent for such location is $69,279, payable monthly.

      The Delaware Bank leases approximately 2,220 sq. feet on the ground floor of a building at 824 Market Street, Wilmington, DE. The space contains a loan production office. The initial five year term of the lease expires in October 2004. The annual rent for such location is $38,844, payable monthly.


Item 3:     Legal Proceedings

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

Supervision and Regulation

      Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and the Banks.

   General

      The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank of Philadelphia ("FRB") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of the Banks are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

      The Banks are subject to supervision and examination by applicable federal and state banking agencies. The Banks are members of the Federal Reserve System and subject to the regulations of the FRB. First Republic Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking. The Delaware Bank is a Delaware-chartered bank subject to the supervision and regulation of the Delaware Department of Banking.

      In addition, because the FDIC insures the deposits of the Banks, the Banks are subject to regulation by the FDIC. The Banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence interest rates and the economy.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 17

   Holding Company Structure

      The Banks are subject to restrictions under federal law which limit their ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by the Banks to the Company are generally limited in amount to 10% of the Banks' capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Banks have never made any loan or extension of credit to the Company nor have they purchased any assets from the Company.

      Under FRB policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks, i.e., to downstream funds to the Banks. This support may be required at times when, absent such policy, the Company might not otherwise provide such support. Any capital loans by the Company to the Banks are subordinate in right of payment to deposits and to certain other indebtedness of the Banks. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

   Regulatory Restrictions on Dividends

      Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $12.0 million of dividends in 1999 plus an additional amount equal to the Banks' net profit for 2000, up to the date of any such dividend declaration.

      State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Banks to pay dividends to the Company.

      Other regulatory requirements and policies may also affect the payment of dividends to the Company by the Banks. If, in the opinion of the FRB, the Bank is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), the FRB may require, after notice and hearing, that the Banks cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

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

      Over the last two years, FDIC insurance assessments have seen several changes for both Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") institutions. The most recent change occurred on March 31, 1997, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of December 31, 1996. This assessment, which was 65.7 cents per $100 in deposits, raised $4.7 billion to bring the SAIF up to its required 1.25% reserve ratio. This special assessment, paid on November 30, 1998, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FDIC interest. For 1998 through 1999, the banking industry will help pay the FDIC interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FDIC assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FDIC interest payments will be paid pro-rata by banks and thrifts based on deposits. The Company estimated the FDIC interest assessment to be $36,000 for the year ending December 31, 2000. For the year ended December 31, 1999, the Company paid FDIC expenses of approximately $31,000.

18 | REPUBLIC FIRST BANCORP Annual Report 1999

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

      As a denovo bank, the Delaware Bank is subject to certain capital requirements and guidelines imposed by the FRB and Delaware State Department of Banking. These guidelines provide for a minimum leveraged ratio of 9.00% and total shareholders' equity of at least $3,000,000 during the period in which the Delaware Bank is considered a denovo bank. Management expects that the Delaware Bank will be considered a denovo bank for a period of three years. After that time period, the Delaware Bank would then be subject to the same risk-based capital and leveraged capital guidelines as the Company. At December 31, 1999 the Delaware Bank had a tier one leveraged ratio of 40.70% and shareholders equity of $3,000,000.

   Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

      Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1998; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1999. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1997, Pennsylvania adopted "opt-in" legislation which allows such transactions.

Profitability, Monetary Policy and Economic Conditions

      The Banks' profitability is principally dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest received by a bank on loans and securities held in its investment portfolio comprise the major portion of a Banks' earnings. Thus, the earnings and growth of the Banks will be subject to the influence of economic conditions, both domestic and foreign, on the levels of and changes in interest rates. In addition to being affected by general economic conditions, the earnings and growth of the Bank will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".


Item 4:     Submission of Matters to a Vote of Security Holders

      Not applicable.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 19

                                     PART II

Item 5:     Market Registrants for Common Equity and Related Stockholder Matters

Market Information

      Shares of the Common Stock are traded in the over-the-counter market and are quoted on the Nasdaq/NMS under the symbol "FRBK." The Common Stock began trading on Nasdaq/NMS on December 4, 1997. Prior to that date, the Common Stock was quoted on the Nasdaq SmallCap Market. The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq/NMS or on the Nasdaq SmallCap Market, as the case may be, for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. All price information in the following table has been adjusted retroactively to reflect the recent 10% stock dividend for distribution on March 18, 1999, as well as two six-for-five stock splits effected in the form of 20% stock dividends distributed on March 27, 1999 and April 15, 1998. As of December 31, 1999, there were approximately 300 holders of record of the Common Stock. On February 29, 2000, the closing price of a share of Common Stock on the Nasdaq/NMS was $5.50.

              Year                      Quarter         High           Low
              ----                      -------         ----           ---

              1999...............         4th          $ 7.75        $ 5.06
                                          3rd            8.88          6.25
                                          2nd            9.13          7.06
                                          1st           11.94          8.19

              1998...............         4th          $ 9.89        $ 7.85
                                          3rd           10.28          7.62
                                          2nd           12.05          9.55
                                          1st           12.12          9.56

              1997...............         4th          $10.42        $ 8.34
                                          3rd            8.90          8.05
                                          2nd            9.09          6.44
                                          1st            7.76          5.91

Stock Repurchase Program

      Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999 has been extended to December 31, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's issued and outstanding stock, or approximately 297,000 shares. As of December 31, 1999, there were 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There were also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. The exercise of 158,832 options was funded from such block transaction purchases.

Dividend Policy

      The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Banks. The Company paid a 10% Stock Dividend on March 18, 1999 as well as 20% stock dividends on March 27, 1998 and April 15, 1997. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Banks, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Banks. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Banks. Various federal and state laws, regulations and policies limit the ability of the Banks to pay cash dividends to the Company. For certain limitations on the Banks' ability to pay cash dividends to the Company, see item 3 "Supervision and Regulation".

20 | REPUBLIC FIRST BANCORP Annual Report 1999

Item 6:     Selected Financial Data

      The information required by this Item is incorporated by reference from the Company's 1999 Annual Report to Shareholders.


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

      Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; the inability of the Company to accurately estimate the cost of systems preparation for Year 2000 compliance; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Quarterly Reports on Form 10-Q filed by the Company in 1999, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2000.

Results of Operations for the years ended December 31, 1999 and 1998

   Overview

      The Company's net income increased $836,000, or 22%, to $4.6 million for the year ended December 31, 1999, from $3.8 million for the year ended December 31, 1998. The earnings increased primarily due to an increase in net interest income and higher non-interest income, partially offset by higher recurring non-interest expenses. Diluted earnings per share for the year ended December 31, 1999 were $0.74 compared to $0.59, for the year ended December 31, 1998 due to higher net income during 1999 compared to 1998.

   Analysis of Net Interest Income

      Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Banks' net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not presented on a tax equivalent basis.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 21

                                               Interest                          Interest                       Interest
                                  Average      Income/    Yield/     Average     Income/   Yield/    Average    Income/     Yield/
                                  Balance      Expense    Rate (1)   Balance     Expense   Rate (1)  Balance    Expense     Rate (1)
                                  -------      -------    --------   -------     -------   --------  -------    -------     --------
                                             For the Year                     For the Year                    For the Year
                                                Ended                            Ended                           Ended
(Dollars in thousands)                    December 31, 1999                December 31, 1998               December 31, 1997
                                  --------------------------------   ------------------------------  -------------------------------
Interest-earning assets:
   Federal funds sold .........   $    640    $     33     5.16%     $  3,948   $    216     5.47%   $  5,452   $    304      5.58%
   Securities .................    197,026      12,518     6.35%      185,976     12,348     6.64%     94,047      6,360      6.76%
   Loans receivable (3) .......    325,544      26,897     8.26%      248,479     21,840     8.79%    183,246     16,869      9.21%
                                  --------    --------               --------   --------             --------   --------
Total interest-earning assets .    523,210      39,448     7.54%      438,403     34,404     7.85%    282,745     23,533      8.32%
Other assets ..................     19,740                             28,548                          11,440
                                  --------                           --------                        --------
Total assets ..................   $542,950                           $466,951                        $294,185
                                  ========                           ========                        ========

Interest-bearing liabilities:
   Demand - non-interest
     bearing ..................   $ 30,507    $      0     N/A       $ 31,260   $      0     N/A     $ 25,551   $      0      N/A
   Demand - interest-bearing ..     13,752         186     1.35%       13,727        343     2.50%      8,428        211      2.50%
   Money market & savings .....     45,547       1,714     3.76%       41,157      1,173     2.85%     34,141        982      2.88%
   Time deposits ..............    193,430      11,296     5.84%      191,829     11,687     6.09%    174,887     10,349      5.92%
                                  --------    --------               --------   --------             --------   --------
Total deposits ................    283,236      13,196     4.66%      277,973     13,203     4.75%    243,007     11,542      4.75%
                                  --------    --------               --------   --------             --------   --------
Total interest-bearing deposits    252,729      13,196     5.22%      246,713     13,203     5.35%    217,456     11,542      5.31%
                                  --------    --------               --------   --------             --------   --------
Other borrowings ..............    214,975      11,316     5.26%      143,094      7,642     5.34%     23,832      1,370      5.75%
                                  --------    --------               --------   --------             --------   --------
Total interest-bearing
   liabilities ................    467,704      24,512     5.24%      389,807     20,845     5.35%    241,288     12,912      5.35%
                                  --------    --------               --------   --------             --------   --------
Total deposits and
   other borrowings ...........    498,211      24,512     4.92%      421,067     20,845     4.95%    266,839     12,912      4.84%
                                  --------    --------               --------   --------             --------   --------
Non-interest-bearing
   liabilities ................      8,380                              8,666                           6,255
Shareholders' equity ..........     36,359                             37,218                          21,091
                                  --------                           --------                        --------
Total liabilities and
   shareholders' equity .......   $542,950                           $466,951                        $294,185
                                  ========                           ========                        ========
Net interest income ..........                $ 14,936                          $ 13,559                        $ 10,621
                                              ========                          ========                        ========
Net interest spread ...........                            2.62%                             2.90%                            3.48%
                                                           ====                              ====                             ====
Net interest margin (2) .......                            2.85%                             3.09%                            3.76%
                                                           ====                              ====                             ====

(1) Yields on investments are calculated based on amortized cost.
(2) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3) Includes loans held for sale.

      The Company's net interest margin decreased 24 basis points to 2.85% for the year ended December 31, 1999 from 3.09% for the year ended December 31, 1998. This decease was primarily due to a decrease in the yield on interest-earning assets. The average yield on interest-earning assets decreased 31 basis points to 7.54% for the year ended December 31, 1999 from 7.85% for the year ended December 31, 1998. The average rate on interest-bearing liabilities decreased 11 basis points from 5.35% from the year ended December 31, 1998 to 5.24% for the year ended December 31, 1999.

      The Company's net interest income increased $1.4 million, or 10.2%, to $14.9 million for the year ended December 31, 1999 from $13.6 million for the year ended December 31, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets as a result of increased business development. The Company's total interest income increased $5.0 million, or 14.7%, to $39.4 million for the year ended December 31, 1999 from $34.4 million for the year ended December 31, 1998. Interest and fees on loans increased $5.1 million, or 23.2%, to $26.9 million for the year ended December 31, 1999 from $21.8 million for the year ended December 31, 1998, largely as a result of an increase in average loan balances of $77.1 million, or 31.0%, to $325.5 million for the year ended December 31, 1999 from $248.5 million for the year ended

22 | REPUBLIC FIRST BANCORP Annual Report 1999

December 31, 1998. The yield on the loan portfolio decreased 53 basis points to 8.26% for the year ended December 31, 1999 from 8.79% for the year ended December 31, 1998. This decrease was due primarily to the Banks residential mortgage portfolios increasing approximately $40.0 million on average during 1999. These loans generally have a lower yield than the existing loan portfolio, therefore, incremental growth in the residential mortgage portfolio has had a negative impact on the yield on total loans. Interest and dividend income on securities increased $170,000, or 1.4%, to $12.5 million for the year ended December 31, 1999. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $11.1 million, or 5.9%, to $197.0 million for the year ended December 31, 1999 from $186.0 million for the year ended December 31, 1998, partially offset by a decrease in yield on securities of 29 basis points to 6.35% for the year ended December 31, 1999 from 6.64% for the year ended December 31, 1998. This was due in part to the sale of certain higher yielding investment securities during the third and fourth quarters of 1998, as well as accelerated prepayments on higher yielding mortgage backed securities in early 1999, as a result of the decline in mortgage interest rates. The sale of these investment securities will have a negative impact on future security investment yields, if the securities sold are not replaced with equal or higher yielding securities.

      The Company's total interest expense increased $3.7 million, or 17.6%, to $24.5 million for the year ended December 31, 1999 from $20.8 million the year ended December 31, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $77.9 million, or 20.0% $467.7 million for year ended December 31, 1999 from $389.8 million for the year ended December 31, 1998. The average rate paid on interest-bearing liabilities decreased 11 basis points to 5.24% for the year ended December 31, 1999 from 5.35% for the year ended December 31, 1998. The average rate paid on deposits and other borrowings decreased slightly from 4.95% for the year ended December 31, 1998, to 4.92% for the year ended December 31, 1999 as other borrowed funds, which have a higher cost than the Banks' deposit base, became a greater percentage of interest bearing liabilities.

      Interest expense on time deposits decreased $391,000, or 3.3%, to $11.3 million for the year ended December 31, 1999 from $11.7 million for the year ended December 31, 1998. This decrease was mainly due to a decrease in the average rates paid on certificates of deposit from 6.09% for the year ended December 31, 1998 to 5.85% for the year ended December 31, 1999.

      Interest expense on other borrowings, which include federal funds purchased and FHLB advances increased $3.7 million to $11.3 million for the year ended December 31, 1999, from $7.6 million for the year ended December 31, 1998. In 1999, average earning assets increased by $84.8 million of which $71.9 million was funded by other borrowings.

   Provision for Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Banks' loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses increased $510,000 to $880,000 for the year ended December 31, 1999 from $370,000 for the year ended December 31, 1998 in part due to an increase in total loans outstanding of $53.7 million as of December 31, 1999 compared to the prior year amount. Non-performing assets were 0.47% of total assets or $2,754,000 at December 31, 1999, compared to 0.36% of total assets or $1,841,000 at December 31, 1998. Loans past due 30 to 89 days were 0.98% of total loans or $3,572,000 at December 31, 1999, compared to 0.59% of total loans or $1,832,00 at December 31, 1998.

   Non-Interest Income

      Total other income increased $660,000, or 21.0%, to $3.8 million for the year ended December 31, 1999 from $3.1 million for the year ended December 31, 1998. The increase was due primarily to a $330,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1999 tax return season compared to the 1998 tax return season and an increase in service fees and other income of $518,000 from $572,000 for the year ended December 31, 1998 to $1,090,000 for the year ended December 31, 1999 as a result of higher service charges on deposit accounts and prepayment penalty fees on loans. These increases in 1999 over 1998 amounts are partially offset by gains the Company realized on the sale of investment securities of $188,000 for the year ended December 31, 1998.

   Non-Interest Expenses

      Total other expenses decreased $440,000, or 3.9%, to $10.9 million for the year ended December 31, 1999 from $11.3 million for the year ended December 31, 1998. Non interest expenses were higher in 1998 then 1999 due primarily to the loss the Company recorded on its mortgage banking affiliate of $1,617,000. This loss was primarily due to the devaluation of the affiliate mortgage banking company's mortgage servicing portfolio as a result of significant prepayment of the underlying

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 23
loans. There was no such loss during 1999. Offsetting this reduction in expense, during 1999 the Company recorded $233,000 in legal expenses as settlement of a legal matter and wrote down its only OREO property by $75,000. Salaries and benefits increased $564,000 or 11.3%, to $5.5 million for the year ended December 31, 1999 from $5.0 million for the year ended December 31, 1998. The increase was due primarily to an increase in staff associated with business development efforts. Occupancy and equipment expenses increased a combined $219,000, or 14.6%, to $1.7 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, advertising costs, printing and supplies, insurance and other miscellaneous expenses. The increases in other operating expenses of $331,000 (after adjusting for the items mentioned above) was due to overall growth of the Company.

   Provision for Income Taxes

      The provision for income taxes increased $647,000, or 39.1%, to $2.3 million for the year ended December 31, 1999 from $1.7 million for the year ended December 31, 1998. This increase is mainly the result of the increase in pre-tax income from 1998 to 1999. The Company also recorded for 1999 and 1998, $31,000 of tax benefit and $207,000 of tax expense in connection with the cumulative effect of a change in accounting principle upon the adoption of SOP 98-5 on January 1, 1999 and SFAS No. 133, respectively.

Results of Operations for the Years ended December 31, 1998 and 1997

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

      The Company's net interest income increased $2.9 million, or 27.7%, to $13.6 million for the year ended December 31, 1998 from $10.6 million for the year ended December 31, 1997. The increase in net interest income was primarily due to an increase in average interest-earning assets due, in part, to a series of structured leveraged investment securities transactions amounting to $100 million and also as a result of increased business development. These securities transactions were made possible through borrowings at the Federal Home Loan Bank of Pittsburgh. The Bank continues to be well capitalized, from the leveraged and risk based capital guidelines. The Company's total interest income increased $10.9 million, or 46.2%, to $34.4 million for the year ended December 31, 1998 from $23.5 million for the year ended December 31, 1997. Interest and fees on loans increased $5.0 million, or 29.5%, to $21.8 million for the year ended December 31, 1998 from $16.9 million for the year ended December 31, 1997, largely as a result of an increase in average loan balances of $65.2 million, or 35.6%, to $248.5 million for the year ended December 31, 1998 from $183.2 million for the year ended December 31, 1997. The yield on the loan portfolio decreased 42 basis points to 8.79% for the year ended December 31, 1998 from 9.21% for the year ended December 31, 1997. This decrease was due primarily to the decrease in the prime rate of 75 basis points. Additionally, the Banks residential mortgage portfolio increased approximately $68.0 million during 1998. These loans generally have a lower yield than the existing loan portfolio, therefore, incremental growth in the residential mortgage portfolio has had a negative impact on the yield on total loans. Also contributing to the increase in total interest income was an increase in interest and dividend income on securities of $6.0 million, or 94.1%, to $12.3 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $91.9 million, or 97.8%, to $186.0 million for the year ended December 31, 1998 from $94.0 million for the year ended December 31, 1997, partially offset by a decrease in yield on securities held of 12 basis points to 6.64% for the year ended December 31, 1998 from 6.76% for the year ended December 31, 1997. This was due in part to the sale of certain higher yielding investment securities during the third and fourth quarters of 1998, as well as accelerated prepayments on higher yielding mortgage backed securities throughout 1998, as a result of the decline in mortgage interest rates. The sale of these investment securities will have a negative impact on future security investment yields, if the securities sold are not replaced with equal or higher yielding securities.

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

      The Company's total interest expense increased $7.9 million, or 61.4%, to $20.8 million for the year ended December 31, 1998 from $12.9 million for the year ended December 31, 1997. This increase was due to an increase in the volume of average

24 | REPUBLIC FIRST BANCORP Annual Report 1999 interest-bearing liabilities of $148.5 million, or 61.6%, to $389.8 million for the year ended December 31, 1998 from $241.3 million for the year ended December 31, 1997. The average rate paid on interest-bearing liabilities remained unchanged at 5.35% for the year ended December 31, 1998 and 1997. The average rate paid on deposits and other borrowings increased slightly from 4.84% for the year ended December 31, 1997, to 4.95% for the year ended December 31, 1998 as other borrowed funds, which have a higher cost than the Banks' deposit base, became a greater percentage of interest bearing liabilities.

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

      Interest expense on other borrowings, which include federal funds purchased and FHLB advances increased $6.3 million to $7.6 million for the year ended December 31, 1998, from $1.4 million for the year ended December 31, 1997. In 1998, $94.6 million of FHLB advances funded purchases of securities and origination of loans as part of an ongoing leveraged funding program designed to increase earnings while also managing interest rate risk and liquidity. Additionally, the Company utilized FHLB borrowings to fund the Tax Refund Program in 1998 and 1997. The Company used brokered certificates of deposit to fund the Tax Refund Program in 1997.

   Provision for Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Banks' loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses increased $50,000, or 15.6%, to $370,000 for the year ended December 31, 1998 from $320,000 for the year ended December 31, 1997 due to an increase in total loans outstanding of $97.1 million as of December 31, 1998 compared to the prior year amount. Non-performing assets were 0.36% of total assets or $1,841,000 at December 31, 1998, compared to 1.03% of total assets or $3,857,000 at December 31, 1997. Loans past due 30 to 89 days were 0.59% of total loans or $1,832,000 at December 31, 1998, compared to 1.43% of total loans or $3,032,000 at December 31, 1997.

   Non-Interest Income

      Total other income increased $520,000, or 19.8%, to $3.1 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997. The increase was due primarily to a $148,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1998 tax return season compared to the 1997 tax return season and an increase in service fees and other income of $184,000 from $388,000 for the year ended December 31, 1997 to $572,000 for the year ended December 31, 1998 as a result of higher service charges on deposit accounts and prepayment penalty fees on loans. Additionally, the Company realized gains on the sale of investment securities of $188,000 for the year ended December 31, 1998, not including gains of $628,000 realized during the third quarter of 1998, which are presented as a cumulative effect of a change in accounting principle, upon the adoption of Statement of Financial Accounting Standards No. 133. There were no gains realized during 1997.

   Non-Interest Expenses

      Total other expenses increased $3.5 million, or 45.0%, to $11.3 million for the year ended December 31, 1998 from $7.8 million for the year ended December 31, 1997. The Company recorded a loss on its mortgage banking affiliate of $1,617,000. This loss was primarily due to the devaluation of the affiliate mortgage banking company's mortgage servicing portfolio as a result of significant prepayment of the underlying loans. Salaries and benefits increased $898,000 or 22.0%, to $5.0 million for the year ended December 31, 1998 from $4.1 million for the year ended December 31, 1997. The increase was due primarily to an increase in staff associated with the expansion of the branches and business development staff, as well as the accrual of severance for the Company's former Chief Executive Officer. Occupancy expenses increased $322,000, or 45.9%, to $1.0 million for the year ended December 31, 1998 from $702,000 for the year ended December 31, 1997 as a result of opening an additional branch office, and the relocation of the Banks' main office during 1998. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, advertising costs, printing and supplies, insurance and other miscellaneous expenses. The increases in other operating expenses of $433,000 was due to overall growth of the Bank and increased expenses related to the operations of new branch offices. Professional fees increased $273,000 from $503,000 for the year ended December 31, 1997 to $776,000 for the year ended December 31, 1998. This was primarily due to legal expenses associated with credit workouts and certain fraud and branch robbery expenses.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 25

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


Financial Condition

   December 31, 1999 Compared to December 31, 1998

      Total assets increased $70 million, or 13.6%, to $586.3 million at December 31, 1999 from $516.4 million at December 31, 1998. The increase in assets was the result of higher levels of loans and securities, which were funded by net increases in borrowings and deposits in the year ended December 31, 1999. Net loans, including loans held for sale, increased $52.8 million, or 17.2%, to $359.6 million at December 31, 1999 from $306.8 million at December 31, 1998. Net investment securities increased $9.8 million, or 5.5%, to $187.3 million at December 31, 1999 from $177.6 million at December 31, 1998. The increase was due primarily to the purchase of $25 million in securities as part of the Company's leveraged funding strategy which is intended to increase earnings.

      Cash and due from banks, interest-bearing deposits which are held at the Federal Home Loan Bank of Pittsburgh, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $2.8 million, to $21.1 million at December 31, 1999 from $18.3 million at December 31, 1998.

      Bank premises and equipment, net of accumulated depreciation, increased $1.0 million to $5.0 million at December 31, 1999 from $4.0 million at December 31, 1998. The increase was mainly attributable to the new branch office for the Delaware Bank.

      Total liabilities increased $71.6 million, or 14.9%, to $551.3 million at December 31, 1999 from $479.7 million at December 31, 1998. During the year ended December 31, 1999, deposits, the Company's primary source of funds, increased $22.7 million, or 8.0%, to $305.8 million at December 31, 1999 from $283.1 million at December 31, 1998. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $16.0 million, or 18.1%, to $103.9 million at December 31, 1999 from $87.9 million at December 31, 1998. Certificates of deposit increased by $6.8 million, or 3.5%, to $201.9 million at December 31, 1999 from $195.1 million at December 31, 1998.

      Other borrowings increased $48.6 million, to $236.6 million at December 31, 1999 from $188.0 million at December 31, 1998. The increase was primarily the result of the Company's funding balance sheet growth, particularly in loans.

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

26 | REPUBLIC FIRST BANCORP Annual Report 1999

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

      The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 1999. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                             Republic First Bancorp
                             Interest Sensitive Gap
                              At December 31, 1999

                                                                                                     More     Financial
                             0-90    91-180    181-365      1-2       2-3        3-4       4-5       than 5   Statement   Fair
                             Days     Days       Days      Years     Years      Years     Years      Years    Total       Value
                             ----     ----       ----      -----     -----      -----     -----      -----    -----       -----
Interest Sensitive Assets:
Securities and interest
    bearing balances due
    from banks........... $ 26,092   $ 6,362  $ 13,379   $ 20,895  $  19,448  $  18,142  $ 16,973   $ 66,016  $187,308   $187,323
   Average interest rate.    6.12%     6.39%     6.44%      6.44%      6.43%      6.42%     6.42%      7.51%
Loans receivable (1).....  121,659    10,706    22,091     36,426     33,367     28,941    31,092     75,323   359,605    359,376
   Average interest rate.    8.91%     8.44%     8.36%      8.30%      8.35%      8.32%     8.16%      7.36%
Total    ................  147,751    17,068    35,470     57,321     52,815     47,083    48,065    141,339   546,913    546,699
                          --------  --------  --------  ---------  ---------  ---------  --------   --------  --------   --------
Cumulative Totals         $147,751  $164,819  $200,289  $ 257,611  $ 310,426  $ 357,509  $405,574   $546,913
                          ========  ========  ========  =========  =========  =========  ========   ========

Interest Sensitive
 Liabilities:
Demand Interest Bearing.. $    405  $    406  $   819   $   1,665  $   1,703  $   1,742  $  1,781   $ 10,652  $ 19,174   $ 19,174
   Average interest rate.    1.09%     1.09%     1.09%      1.09%      1.09%      1.09%     1.09%      1.09%
Savings Accounts.........      101       103      208         422        432        442       452      2,702     4,863      4,863
   Average interest rate.    1.93%     1.93%     1.93%      1.93%      1.93%      1.93%     1.93%      1.93%
Money Market Accounts....   28,118       361       728      1,480      1,514      1,548     1,584      9,470    44,804     44,804
   Average interest rate.    3.70%     4.10%     4.10%      4.10%      4.10%      4.10%     4.10%      4.10%
Time Deposits............   40,209    30,439    58,263     67,076      1,657      3,894       359          2   201,899    202,286
   Average interest rate.    5.68%     5.50%     5.64%      5.74%      5.68%      5.85%     4.90%      5.83%
FHLB Borrowings..........   76,640        --    25,000    117,500     17,500         --        --         --   236,640    233,511
   Average interest rate.    5.50%     0.00%     4.82%      5.97%      5.58%      0.00%     0.00%      0.00%
                          --------  --------  --------  ---------  ---------  ---------  --------   --------  --------   --------
Total    ................  145,474    31,309    85,018    188,144     22,806      7,626     4,176     22,827   507,380    504,638
                          --------  --------  --------  ---------  ---------  ---------  --------   --------  --------   --------
Cumulative Totals........ $145,474  $176,783  $261,801  $ 449,945  $ 472,751  $ 480,377  $484,553   $507,380
                          ========  ========  ========  =========  =========  =========  ========   ========

Interest Rate
   sensitivity GAP....... $  2,277  $(14,241) $(49,548) $(130,823) $  30,009  $  39,457  $ 43,889   $118,512
Cumulative GAP........... $  2,277  $(11,964) $(61,512) $(192,334) $(162,325) $(122,868) $(78,979)  $ 39,533
Interest Sensitive Assets/
   Interest Sensitive
   Liabilities...........  101.57%    54.51%    41.72%     30.47%    231.58%    617.40%  1150.98%    619.17%
Cumulative GAP/
   Total Earning Assets..       0%       -2%      -11%       -35%       -30%       -22%      -14%         7%
   Total Earning Assets.. $546,913
                          ========
Off balance sheet items
  notional value:
  Commitments to
     extend credit....... $    141  $ 17,359
                          --------  --------
   Average interest rate.    7.75%     8.25%

(1) Includes loans held for sale.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 27

      In addition to the GAP analysis, the Company utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such a yield curve relationships, the volume and mix of assets and liabilities and general market conditions.

      Through the use of income simulation modeling the Company has calculated an estimate of net interest income for the year ending December 31, 2000, based upon the assets, liabilities and off-balance sheet financial instruments in existence at December 31, 1999. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following tables reflects the estimated percentage change in estimated net interest income for the years ending December 31:

                                               Percent change
                                         -------------------------
      Rate shocks to interest rates       1999                1998
      -----------------------------       ----                ----
                +2%                      (1.9%)              (2.0%)
                +1%                       (1.2)               (2.0)
                -1%                        0.1                 0.0
                -2%                        1.0                 0.0

      The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

Capital Resources

      The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 14.17% and 12.54% at December 31, 1999 and 1998, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 1999 and 1998 was 13.15% and 11.76%, respectively. At December 31, 1999, and 1998, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

      Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 1999 and 1998, the Company's leverage ratio was 7.30% and 7.50%, respectively. Accordingly, at December 31, 1999 and 1998, the Company was considered "well capitalized" under FRB and FDIC regulations.

      The shareholders' equity of the Company as of December 31, 1999 totaled approximately $35,040,000 compared to approximately $36,622,000 as of December 31, 1998. This decrease of $1,582,000 was mainly attributable to the change in the unrealized loss on securities of $6,631,000 partially offset by net income for the year of approximately $4,634,000.

      Book value per share of the Company's common stock decreased from $6.22 as of December 31, 1998 to $5.68 as of December 31, 1999 based upon 6,168,729 and 5,883,188 shares outstanding, respectively. The decrease was primarily attributable to the change in unrealized losses on securities partially offset by net income for the year.

28 | REPUBLIC FIRST BANCORP Annual Report 1999

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

      The following table presents the Company's regulatory capital ratios at December 31, 1999 and 1998:

                                                                                                           To be well
                                                                            For Capital                capitalized under
                                                 Actual                  Adequacy Purposes          FRB capital guidelines
                                           ------------------           -------------------         ----------------------
(Dollars in thousands)                     Amount       Ratio           Amount        Ratio          Amount        Ratio
                                           ------       -----           ------        -----          ------        -----
At December 31, 1999
   Total risk based capital
      First Republic Bank..............     37,591      11.75%            25,593      8.00%            31,992     10.00%
Republic First Bank of DE..............      3,086      34.52%               715      8.00%               894     10.00%
Republic First Bancorp, Inc............     44,646      14.17%            25,202      8.00%            31,503     10.00%
   Tier one risk based capital
      First Republic Bank..............     34,469      10.77%            12,797      4.00%            19,195      6.00%
      Republic First Bank of DE........      3,000      33.55%               358      4.00%               536      6.00%
      Republic First Bancorp, Inc......     41,438      13.15%            12,601      4.00%            18,902      6.00%
   Tier one leveraged capital
      First Republic Bank..............     34,469       6.14%            28,049      5.00%            28,049      5.00%
      Republic First Bank of DE........      3,000      40.70%               369      5.00%               369      5.00%
      Republic First Bancorp, Inc......     41,438       7.30%            28,369      5.00%            28,369      5.00%

At December 31, 1998
   Total risk based capital
      First Republic Bank..............     31,904      10.32%            24,725      8.00%            30,906     10.00%
      Republic First Bancorp, Inc......     38,784      12.54%            24,746      8.00%            30,932     10.00%
   Tier one risk based capital
      First Republic Bank..............     29,509       9.55%            12,363      4.00%            18,544      6.00%
      Republic First Bancorp, Inc......     36,389      11.76%            12,373      4.00%            18,559      6.00%
   Tier one leveraged capital
      First Republic Bank..............     29,509       6.08%            24,263      5.00%            24,263      5.00%
      Republic First Bancorp, Inc......     36,389       7.50%            24,263      5.00%            24,263      5.00%

      Management believes that the Company and Banks meet as of December 31, 1999 and 1998, all capital adequacy requirements to which they are subject. As of December 31, 1999 and 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Banks' category.

      The Company and the Banks' ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on the Banks' loan customers and the Banks' ability to manage its interest rate risk and control its growth and other operating expenses.

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

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 29

      The Company's equity-to-assets ratio decreased from 7.09% as of December 31, 1998 to 5.98% as of December 31, 1999. The Company's daily average equity-to-assets ratio for calendar year 1999 was 6.70% compared to 7.97% for the same period in 1998. Management anticipates that its equity-to-assets ratio will be maintained at approximately the current level. The Company's average return on equity for 1999, 1998 and 1997 was 11.8%, 10.2% and 16.8%, respectively; and its average return on assets for 1999, 1998 and 1997 was 0.85%, 0.81% and 1.21%, respectively.

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

      The Company's liquid assets totaled $21.1 million at December 31, 1999 compared to $18.3 million at December 31, 1998. Maturing and repaying loans are another source of asset liquidity. At December 31, 1999, the Bank estimated that an additional $38.4 million of loans will mature or repay in the next six-month period ended June 30, 2000.

      Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At December 31, 1999, the Bank had $27.4 million in unused lines of credit available to it under arrangements with correspondent banks compared to $55.5 million at December 31, 1998. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

      At December 31, 1999, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $19.5 million. Certificates of deposit which are scheduled to mature within one year totaled $128.9 million at December 31, 1999, and borrowings that are scheduled to mature within the same period amounted to $26.6 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

      The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established a line of credit from its correspondent to assist in managing the Banks' liquidity position. Such line of credit totaled $5.0 million at December 31, 1999. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $259.1 million. As of December 31, 1999 and 1998, the Company had borrowed $236.6 and $180.5, respectively, under its lines of credit. The Company's Board of Directors has appointed an Asset/Liability Committee to assist Management in establishing parameters for investments.

      Cash flows from operations have provided a source of liquidity to the Company for the last two years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 1999, 1998, and 1997 were primarily due to the investing of excess and borrowed funds into investment securities. Cash was provided by financing activities during 1999, 1998 and 1997, as the Bank has grown its deposit base and increased its borrowings to fund anticipated loan growth.

      The Banks' Asset/Liability Committee is responsible for managing the liquidity position and interest sensitivity of the Bank. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while balancing the Banks' interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.

      Management presently believes that the effect on the Bank of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the Bank does not have the ability to quickly increase yield on its interest earning assets, primarily investment securities and fixed rate commercial loans. An increase in interest rates generally could have a negative effect on the Bank, due to the timing difference between repricing the Banks' liabilities, primarily short term certificates of deposit, fed funds purchased and money market accounts. As of December 31, 1999, 28.7% of the Banks' interest-bearing liabilities were to mature, and be repriceable, within three months, and an additional 6.2% were to mature and be repriceable, within three to six months.

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

30 | REPUBLIC FIRST BANCORP Annual Report 1999

Securities Portfolio

      The Company's securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while reducing the Company's exposure credit risk. The securities portfolio has grown substantially through the use of leverage provided by FHLB advances.

      A summary of securities available for sale and securities held to maturity at December 31, 1999, 1998, and 1997 follows.

                                                                       Securities Available for Sale at December 31,
                                                                       ---------------------------------------------
                                                                                  (Dollars in thousands)
                                                                          1999             1998              1997
                                                                        --------         --------           -------
            U.S. Government Agencies...........................         $  2,662         $  3,000           $ 2,943
            CMOs/Mortgage Back Securities (1)..................          176,694          157,579                 0
                                                                        --------         --------           -------
            Total amortized cost of securities.................         $179,356         $160,579           $ 2,943
                                                                        --------         --------           -------
            Total fair value of securities.....................         $169,285         $160,554           $ 2,950
                                                                        --------         --------           -------

                                                                        Securities Held to Maturity at December 31,
                                                                                  (Dollars in thousands)
                                                                          1999             1998               1997
                                                                        --------         --------           -------
            U.S. Government Agencies...........................         $  1,621         $  1,300          $ 56,331
            CMOs/Mortgage Back Securities (1)..................            1,747            5,601            83,028
            Other securities (2)...............................           14,655           10,097             5,671
                                                                        --------         --------          --------
            Total amortized cost of securities.................         $ 18,023         $ 16,998          $145,030
                                                                        --------         --------          --------
            Total fair value of securities.....................         $ 18,038         $ 16,982          $145,908
                                                                        --------         --------          --------

(1)  All  of  these  obligations   consist  of  U.S.  Government  Agency  issued
     securities.
(2)  Comprised mostly of FHLB stock and Federal Reserve Bank stock.

      The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 1999. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                                     Securities Available for Sale at December 31, 1999
                               ----------------------------------------------------------------------------------------------
                               Within One Year  One to Five Years  Five to Ten Years     Past 10 Years             Total
                               ---------------  -----------------  -----------------    ---------------     -----------------
                               Amount   Yield    Amount   Yield     Amount    Yield      Amount   Yield      Amount     Yield
                               ------   -----    ------   -----     ------    -----      ------   -----      ------     -----
                                                                (Dollars in thousands)
U.S. Government Agencies......  $  0    0.00%    $    0   0.00%     $    0    0.00%     $      0   0.00%    $      0    0.00%
CMOs / Mortgage-backed
   securities.................     0    0.00%     1,733   5.18%          0    0.00%      174,961   6.92%     176,694    6.90%
Other securities..............     0    0.00%         0   0.00%      2,662    6.47%            0   0.00%       2,662    6.47%
                                ----    ----     ------   ----      ------    ----      --------   ----     --------    ----
Total AFS securities..........  $  0    0.00%    $1,733   5.18%     $2,662    6.47%     $174,961   6.92%    $179,356    6.45%
                                ====    ====     ======   ====      ======    ====      ========   ====     ========    ====

                                                     Securities Held to Maturity at December 31, 1999
                               ----------------------------------------------------------------------------------------------
                              Within One Year  One to Five Years   Five to Ten Years     Past 10 Years            Total
                               ---------------  -----------------  -----------------    ---------------     -----------------
                              Amount   Yield     Amount  Yield      Amount    Yield      Amount   Yield       Amount   Yield
                               ------   -----    ------   -----     ------    -----      ------   -----      ------     -----
                                                                (Dollars in thousands)
U.S. Government Agencies......$1,251   4.65%     $  343  8.73%      $    0    0.00%     $     27   6.63%     $ 1,621    5.55%
CMOs / Mortgage-backed
   securities.................     0   0.00%          0  0.00%           0    0.00%        1,747   7.47%       1,747    7.47%
Other securities..............     0   0.00%        761  6.27%         200    6.24%       13,694   7.16%      14,655    7.10%
                              ------   ----      ------  ----       ------    ----      --------   ----     --------    ----
Total HTM securities..........$1,251   4.65%     $  761  7.03%      $  200    6.24%     $ 15,811   7.20%    $ 18,023    7.00%
                              ======   ====      ======  ====       ======    ====      ========   ====     ========    ====

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 31

Loan Portfolio

      The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, as well as residential, home equity loans and consumer loans. Commercial loans are primarily term loans made to small- to medium-sized businesses and professionals for working capital purposes. The majority of these commercial loans are collateralized by real estate and further secured by other collateral and personal guarantees. The Banks' commercial loans average from $250,000 to $1,000,000 in amount.

      The Company's net loans increased $52.8 million, or 17.2%, to $359.6 million at December 31, 1999 from $306.8 million at December 31, 1998, which were primary funded by an increase in borrowed funds.

      The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                               At December 31,
                                                      ------------------------------------------------------------------
                                                                           (Dollars in thousands)
                                                        1999           1998          1997           1996           1995
                                                        ----           ----          ----           ----           ----
Commercial:
Real estate secured (1)..........................     $183,783       $132,185      $ 87,701       $ 62,016       $34,353
Non-real estate secured/unsecured................       41,067         41,980        42,519         45,007        23,183
                                                      --------       --------      --------       --------       -------
      Total commercial...........................      224,850        174,165       130,220        107,023        57,536
Residential real estate..........................      136,129        133,158        78,366         61,240        26,781
Consumer and other...............................        1,834          1,840         3,441          3,831         1,546
                                                      --------       --------      --------       --------       -------
      Total loans, net of unearned income........     $362,813       $309,163      $212,027       $172,094       $85,863
                                                      ========       ========      ========       ========       =======

____________
(1)  Includes loans held for sale

Loan Maturity and Interest Rate Sensitivity

      The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates: (dollars in thousands).

                                                                                 At December 31, 1999
                                                      ------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                                      One Year        More Than One Year         Over             Total
                                                       or Less        Through Five Years      Five Years          Loans
                                                       -------        ------------------      ----------          -----
Total Commercial.................................      $80,757            $ 94,070             $ 50,023         $224,850
Total Residential................................       12,844              31,601               91,684          136,129
Total Other......................................          267               1,567                   --            1,834
                                                       -------            --------             --------         --------
          Total (1)..............................      $93,868            $127,238             $141,707         $362,813
                                                       =======            ========             ========         ========
Loans with Fixed Rate............................       38,146              95,077              121,563          254,786
Loans with Floating Rate.........................       55,722              32,161               20,144          108,027
                                                       -------            --------             --------         --------
           Total (1).............................      $93,868            $127,238             $141,707         $362,813
                                                       =======            ========             ========         ========
Percent Comp by Maturity.........................      25.87%              35.07%               39.06%          100.00%
Fixed Loans as Percent of Total..................      40.64               74.73                85.78            70.22
Float Loans as Percent of Total..................      59.36               25.27                14.22            29.78

____________
(1) Includes loans held for sale

32 | REPUBLIC FIRST BANCORP Annual Report 1999

      In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

      At December 31, 1999, 70.2% of total loans were fixed rate compared to 72.6% at December 31, 1998.

Credit Quality

      The Banks' written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans bi-monthly to ensure that proper standards are maintained.

      Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of interest or principal for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

      Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms.

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

      The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                                At December 31,
                                                           -----------------------------------------------------------
                                                            1999         1998         1997          1996         1995
                                                           ------       ------       ------       ------         -----
                                                                             (Dollars in thousands)
Loans accruing, but past due 90 days or more...........    $  333       $  121       $  113       $   27         $  11
Non-accrual loans......................................     1,778        1,002        1,800        1,892           526
Total non-performing loans.............................     2,111        1,123        1,913        1,919           537
Foreclosed real estate.................................       643          718        1,944          295           295
                                                           ------       ------       ------       ------         -----
      Total non-performing assets(1)...................    $2,754       $1,841       $3,857       $2,214         $ 832
                                                           ======       ======       ======       ======         =====
Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2)................     0.58%        0.36%        0.90%        1.12%         0.63%
Non-performing assets as a percentage of total assets..     0.47%        0.36%        1.03%        0.81%         0.63%

____________
(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(2)  Includes loans held for sale.

      Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1999, all identified potential problem loans are included in the preceding table.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 33

      The   following   summary   shows  the  impact  on   interest   income  of
non-performing loans for the periods indicated:

                                                                      For the Year Ended December 31,
                                                        --------------------------------------------------------------
                                                        1999            1998         1997           1996          1995
                                                        ----            ----         ----           ----          ----
Interest  income that would have been recorded
  had the loans been in accordance with their
  original terms ...................................  $189,000        $79,000      $279,000       $135,000       $48,000
Interest income included in net income .............  $      0        $55,000      $      0       $60,000        $     0

      At December 31, 1999, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $80.6 million, which represented 22.2% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

      Foreclosed real estate is initially recorded at the lower of cost or fair value, net of estimated selling costs at the date of foreclosure, thereby establishing a new carrying basis. After foreclosure, valuations are periodically performed by management and, if necessary, the carrying value of assets is further adjusted based on the lower of cost or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

      The Bank had no credit exposure to "highly leveraged transactions" at December 31, 1999, as defined by the FRB.

Allowance for Loan Losses

      A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 is as follows:
(dollars in thousands)

                                                                         For the Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                        1999           1998          1997            1996          1995
                                                      --------       --------      --------       --------      --------
Balance at beginning of period .....................  $  2,395       $  2,028      $  2,092       $    680      $    650
Charge-offs:
  Commercial .......................................        91             76           383            293           162
  Real estate ......................................         0              0            67              0            50
  Consumer .........................................       117             34            31             98             0
                                                      --------       --------      --------       --------      --------
    Total charge-offs ..............................       208            110           481            391           212
                                                      --------       --------      --------       --------      --------
Recoveries:
  Commercial .......................................       124             13            18            101            16
  Real estate ......................................         0              0            67              0             2
  Consumer .........................................        17             94            12             19             1
                                                      --------       --------      --------       --------      --------
    Total recoveries ...............................       141            107            97            120            19
                                                      --------       --------      --------       --------      --------
Net charge-offs ....................................        67              3           384            271           193
                                                      --------       --------      --------       --------      --------
Acquisition of ExecuFirst ..........................         0              0             0          1,528             0
Provision for loan losses ..........................       880            370           320            155           233
                                                      --------       --------      --------       --------      --------
  Balance at end of period .........................  $  3,208       $  2,395      $  2,028       $  2,092      $    680
                                                      ========       ========      ========       ========      ========
  Average loans outstanding(1) .....................  $322,363       $246,678      $183,246       $132,294      $ 78,489
As a percent of average loans(1):
  Net charge-offs ..................................    0.02%         0.00%          0.21%          0.20%         0.25%
  Provision for loan losses ........................    0.27          0.15           0.17           0.12          0.28
  Allowance for loan losses ........................    1.00          0.97           1.11           1.58          0.87
Allowance for loan losses to:
  Total loans, net of unearned income ..............    0.90%         0.79%          0.96%          1.22%         0.79%
  Total non-performing loans .......................  151.97%       213.27%        106.01%        109.02%       126.63%

____________
(1)  Includes non-accruing loans.

34 | REPUBLIC FIRST BANCORP Annual Report 1999

      Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans criticized by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and the overall adequacy of the allowance for loan loss. During the review of the allowance for loan losses, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a reserve allocation to provide for imperfections in the methodology used by management in determining the loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

      The Company has an existing loan review program which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the findings of the loan review program on a monthly basis. Based on the recommendations of this program, past performance of the Banks' loan portfolio and general economic conditions, Management believes that the reserve for loan losses is reasonable and would be adequate to absorb known and inherent losses.

      Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was adequate at December 31, 1999. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. At December 31, 1999, approximately 81.8% of the allowance for loan losses is allocated to protect the Bank against known and inherent losses. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category (dollars in thousands):

                                                                    At December 31,
                          ---------------------------------------------------------------------------------------------------
                                 1999                1998                 1997                1996              1995
                          -------------------   -----------------   ----------------    -----------------  ------------------
                                    Percent              Percent             Percent             Percent            Percent
                                   Of Loans             Of Loans            Of Loans            Of Loans           Of Loans
                                    In Each              In Each             In Each             In Each            In Each
                                  Category to          Category to         Category to         Category to        Category to
                           Amount   Loans(1)    Amount   Loans(1)    Amount  Loans(1)    Amount  Loans(1)   Amount  Loans(1)
                           ------   --------    ------   --------    ------  --------    ------  --------   ------  --------
Allocation of allowance
 for loan losses:
   Commercial (2) .........$2,119    61.98%      $1,638   56.33%     $1,595   61.42%     $1,573   62.19%     $161   67.01%
   Residential real estate    423    37.54          391   43.07          41   36.96          21   35.59        40   31.19
   Consumer and other .....    84     0.51           71    0.60          58    1.62          90    2.22         9    1.80
   Unallocated ............   582                   295                 334                 408               470
                           ------                ------              ------              ------              ----
      Total ...............$3,208                $2,395              $2,028              $2,092              $680
                           ======                ======              ======              ======              ====

____________
(1) Gross loans net of unearned income and allowance for loan loss.
(2) Includes loans held for sale.

      The unallocated allowance increased $287,000 to $582,000 at December 31, 1999 from $295,000 at December 31, 1998. Management determined a higher level of unallocated allowance at December 31, 1999 was required primarily as the result of the increase in non-performing loans.

      The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,778,000, 1,002,000 and $1,800,000 at
December 31, 1999 and 1998 and 1997 respectively, of which $1,425,000, $576,000, and $764,000 respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1999, 1998 and 1997 were $353,000,
$426,000, and $1,152,000 respectively, and the amount of such valuation allowance was $104,000, $143,000, and $231,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans was approximately $1,390,000, $1,441,000, and $1,809,000, respectively. During 1999 and 1998, the Bank recognized interest income of $0 and $55,000, respectively on impaired loans. The Bank did not recognize any interest income on impaired loans during 1997. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 35

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 1999 and 1998, in the aggregate principal amount of $3,403,000 and $1,297,000 respectively; and (ii) 60 to 89 days past due, at December 31, 1999 and 1998 in the aggregate principal amount of $169,000 and $386,000 respectively.

      In addition, the Bank has classified certain loans as substandard and doubtful, in accordance with definitions used by banking regulatory agencies. At December 31, 1999 and 1998, substandard loans totaled approximately $2,172,000 and $1,382,000 respectively; and doubtful loans totaled approximately $274,000 and $0 respectively.

      The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 1999 and 1998.

                                                  1999                1998
                                               ---------          -----------
         Balance at January 1, ..............  $ 718,000          $ 1,944,000
         Additions, net .....................          0              718,000
         Sales ..............................          0           (1,944,000)
         Write Downs ........................    (75,000)                   0
                                               ---------          -----------
         Balance at December 31, ............  $ 643,000          $   718,000
                                               =========          ===========

Deposit Structure

      Of the total daily average deposits of approximately $283.2 million held by the Bank during the year ended December 31, 1999, approximately $30.5 million, or 10.7%, represented non-interest bearing deposits, compared to approximately $31.3 million, or 11.3%, of approximately $278.0 million total daily average deposits during 1998. Total deposits at December 31, 1999 consisted of approximately $35.0 million in non-interest-bearing demand deposits, approximately $19.2 million in interest-bearing demand deposits, approximately $49.7 million in savings deposits and money market accounts, approximately $141.4 million in time deposits under $100,000, and approximately $60.5 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Banks' deposit liabilities may fluctuate from period-to-period.

      The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve month periods ended December 31, 1999, 1998 and 1997.

                                                                    For the Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                     1999                          1998                          1997
                                             -------------------        ------------------------       ---------------------
                                              Average                      Average                       Average
                                              Balance      Rate            Balance       Rate            Balance      Rate
                                              -------      ----            -------       ----            -------      ----
Money market & savings deposits ..........   $ 45,547      3.77%          $ 41,157       2.85%          $ 34,141      2.88%
Time deposits ............................    193,430      5.84%           191,928       6.09%           174,886      5.92%
Demand deposits, interest-bearing ........     13,752      1.35%            13,727       2.50%             8,428      2.50%
Total interest-bearing deposits ..........   $252,730      5.22%          $246,713       5.35%          $217,455      5.31%

      The following is a breakdown, by contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1999, 1998, and 1997.

                                                                     Certificates of Deposit
                                                          ------------------------------------------
                                                                     (Dollars in thousands)
                                                            1999            1998               1997
                                                          -------          -------           -------
Maturing in:
  Three months or less ..............................     $11,575          $14,229           $ 9,896
  Over three months through six months ..............      10,695            7,756             8,726
  Over six months through twelve months .............      24,135            3,365             7,233
  Over twelve months ................................      14,049                0             2,719
                                                          -------          -------           -------
    TOTAL ...........................................     $60,454          $25,350           $28,574
                                                          =======          =======           =======

36 | REPUBLIC FIRST BANCORP Annual Report 1999

      The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2000 through 2004 and beyond (dollars in thousands).

                                          2000           2001           2002          2003           2004          Totals
                                          ----           ----           ----          ----           ----         --------
                                                                      (Dollars in thousands)
Time certificates of deposit            $128,911        $67,076        $1,657        $3,894          $361         $201,899
                                        ========        =======        ======        ======          ====         ========

Commitments

      In the normal course of their business, the Banks make commitments to extend credit and issue standby letters of credit. Generally, such commitments are provided as a service to customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At December 31, 1999 and 1998, firm loan commitments approximated $17.5 million and $20.1 million respectively and commitments of standby letters of credit approximated $2,394,000 and $1,912,000, respectively.

Year 2000 Issue

      The Year 2000 challenge faces all users of automated systems, including information systems. Many computer systems process data using only two digits to represent the year of a transaction, rather than storing the full four-digit year. If renovations were not done to these systems, they may not operate properly when the last two digits become "00", which occurred on January 1, 2000. The problem could affect a wide variety of automated systems, including mainframe systems, personal computers, application processing systems, resource allocation systems, communication systems, environmental systems, and other information systems. These potential shortcomings could result in system failure or miscalculations causing disruptions of operations.

      While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000 has passed without incident. As of the date of this filing The Company has not experienced any significant Year 2000 problems relating to its internal or third party computer systems. Nor has the Company experienced any issues regarding the ability of commercial customers to meet debt service as a result of Year 2000 issues. The Company will continue to monitor systems for problems in the future, however the cost related to that process are not expected to be significant. The total anticipated cost for Year 2000 compliance is under $100,000.

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

      The following tables are summary unaudited income statement information for each of the quarters ended during 1999 and 1998.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 37

Summary Selected Consolidated Financial Data

                                                                                 For the Quarter Ended, 1999
                                                                     ----------------------------------------------------
Dollars in thousands, except per share data                          Fourth          Third        Second          First
                                                                     ------          -----        ------          -----
Income Statement Data:
Total interest income ..............................................  $10,449       $10,114        $ 9,751       $ 9,134
Total interest expense .............................................    6,583         6,252          6,002         5,675
                                                                      -------       -------        -------       -------
Net interest income ................................................    3,866         3,862          3,749         3,459
Provision for loan losses ..........................................      210           210            210           250
Net non-interest income/(expense) ..................................   (2,242)       (2,434)        (2,423)           42
Federal income tax expense .........................................      462           403            366         1,071
                                                                      -------       -------        -------       -------
Net income before a cumulative change in accounting principle ......      952           815            750         2,180
Cumulative effect of a change in accounting principle (net of tax) .        0             0              0           (63)
                                                                      -------       -------        -------       -------
Net income .........................................................  $   952       $   815        $   750       $ 2,117
                                                                      =======       =======        =======       =======

Per Share Data:
Basic:
Income before cumulative change in accounting principle ............    $0.15         $0.13          $0.13         $0.37
Cumulative effect of change in accounting principle ................    $0.00         $0.00          $0.00        ($0.01)
                                                                      -------       -------        -------       -------
Net income .........................................................    $0.15         $0.13          $0.13         $0.36
                                                                        =====         =====          =====       =======
Diluted:
Income before cumulative change in accounting principle ............    $0.15         $0.13          $0.12         $0.35
Cumulative effect of change in accounting principle ................    $0.00         $0.00          $0.00        ($0.01)
                                                                      -------       -------        -------       -------
Net income .........................................................    $0.15         $0.13          $0.12         $0.34
                                                                        =====         =====          =====       =======

                                                                                    For the Quarter Ended, 1998
                                                                       ------------------------------------------------
Dollars in thousands, except per share data                            Fourth        Third          Second        First
                                                                       ------        -----          ------        -----
Income Statement Data:
Total interest income ..............................................   $8,723        $8,814         $8,791        $8,076
Total interest expense .............................................    5,456         5,419          5,401         4,569
                                                                       ------        ------         ------        ------
Net interest income ................................................    3,267         3,395          3,390         3,507
Provision for loan losses ..........................................       80            80             80           130
Net non-interest income/(expense) ..................................   (2,554)       (3,675)        (2,110)          182
Federal income tax expense/(benefit) ...............................      199          (119)           396         1,179
Net income/(loss) before a cumulative change in
  accounting principle .............................................      434          (241)           804         2,380
                                                                       ------        ------         ------        ------
Cumulative effect of a change in accounting principle (net of tax) .        0           421              0             0
                                                                       ------        ------         ------        ------
Net income .........................................................   $  434        $  180         $  804        $2,380
                                                                       ======        ======         ======        ======
Per Share Data:
Basic:
Income/(loss) before cumulative change in accounting principle .....   $0.07         $(0.04)         $0.14         $0.39
Cumulative effect of change in accounting principle ................    0.00           0.07           0.00          0.00
                                                                       -----         ------          -----         -----
Net income .........................................................   $0.07         $ 0.03          $0.14         $0.39
                                                                       =====         ======          =====         =====
Diluted:
Income/(loss) before cumulative change in accounting principle .....   $0.07         $(0.04)         $0.13         $0.37
Cumulative effect of change in accounting principle ................    0.00           0.07           0.00          0.00
                                                                       -----         ------          -----         -----
Net income .........................................................   $0.07         $ 0.03          $0.13         $0.37
                                                                       =====         ======          =====         =====

38 | REPUBLIC FIRST BANCORP Annual Report 1999

Item 8:   Financial Statements

      The financial statements of the Company begin on Page 44.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III


Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of shareholders scheduled for April 25, 2000.


Item 11:  Executive Compensation

      The following table shows the annual compensation of the Chief Executive Officer of the Company and the Bank and the Banks' most highly compensated executive officers for the fiscal years 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                   Restricted Securities
                                                                 Other                Stock   Underlying     LTIP   All Other
                                                                 Annual               Awards   Options     Payouts   Annual
Name & Principal Position        Year      Salary     Bonus       Comp     Options     ($)      SARs (#)      ($)     Comp
-------------------------        ----      ------     -----       ----     -------     ---      --------      ---     ----
Robert D. Davis                  1999     $154,807   $             $ 0     44,000      $ 0          0
Chief Executive Officer          1998          N/A       N/A       N/A        N/A      N/A        N/A
 and President of the Bank       1997          N/A       N/A       N/A        N/A      N/A        N/A

James V. Schermerhorn            1999     $ 92,307   $             $ 0     40,000      $ 0          0
Executive Vice President and     1998          N/A       N/A       N/A        N/A      N/A        N/A
 Chief Lending Officer of the    1997          N/A       N/A       N/A        N/A      N/A        N/A
 Company and the Bank

Jerome D. McTiernan              1999     $110,000   $     0       $ 0          0      $ 0          0
Executive Vice President of      1998      110,000    15,000         0      2,640        0          0
 the Company and the Bank        1997      100,000    10,000         0          0        0          0

George S. Rapp                   1999     $125,000   $25,000       $ 0      5,500      $ 0          0
Executive Vice President and     1998      125,000    30,000         0      6,600        0          0
 Chief Financial Officer of the  1997      112,500    25,000         0          0        0          0
 Company and the Bank

Jere A. Young                    1999     $125,000   $25,000       $ 0          0      $ 0          0
Chief Executive Officer and      1998       68,750       N/A         0     41,250        0          0
 President of the Company        1997          N/A       N/A         0        N/A      N/A        N/A

Robert Mazzei                    1999     $ 89,597   $26,002       $ 0          0      $ 0          0
Vice Chairman of the Bank        1998      126,800    34,245         0          0        0          0
                                 1997      120,750     8,087         0          0        0          0

      George S. Rapp currently serves as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank under the terms of an employment agreement (the "Rapp Agreement"). The Rapp Agreement provides that Mr. Rapp is employed as Executive Vice President and Chief Financial and Administrative Officer of the Company and the Bank at an annual base salary of $125,000. The Company and the Bank may terminate the Rapp Agreement on one year's notice, and Mr. Rapp

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 39
may terminate this Agreement upon 30 days' notice. Mr. Rapp is also eligible to receive an annual bonus at the discretion of the Board of Directors and to participate in any executive or employee stock option, bonus or other compensation plan and all other employee benefit plans. The Company provides Mr. Rapp with an automobile allowance and the reimbursement of certain expenses related to the use of such automobile in connection with his employment.

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

      Jere A. Young currently serves as President and Chief Executive Officer of the Company under the terms of an employment agreement (the "Young Agreement"). The Young Agreement provides that Mr. Young is employed as President and Chief Executive Officer at an annual base salary of $125,000, until terminated by the Company or Mr. Young. The Agreement may be terminated by the Company or by Mr. Young on six months' written notice or by Mr. Young on 30 days' notice. In addition, Mr. Young is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, (ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Company or for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) a monthly automobile allowance. Mr. Young is also eligible to receive an annual bonus at the discretion of the Board of Directors. The Company maintains a life insurance policy for the benefit of Mr. Young's designated beneficiaries. If Mr. Young's employment is terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Young will be entitled to receive his annual salary for six months and benefits for certain specified periods of time. The Young Agreement provides for the non-disclosure by Mr. Young of confidential information acquired by him in the context of his employment

      Harry D. Madonna currently serves as Chairman of the Board and the Executive Committee of both the Company and the Bank, under the terms of an Agreement, as amended December 22, 1998, (the "Madonna Agreement"). The Madonna Agreement provides that Mr. Madonna will serve as the Chairman of the Board and the Executive Committee of both the Company and the Bank, respectively, for a term equal to the lesser of three (3) years or his current term as a director of the Company, or until terminated by the Company or Mr. Madonna. In addition, under the terms of the Madonna Agreement, Mr. Madonna is entitled to reimbursement of certain fees and expenses relating to the discharge of his responsibilities as Chairman of the Company and to participate in any bonus, stock option, compensation or other benefit plans now or hereafter available for any other member of the Board or previously granted to Mr. Madonna. Upon the occurrence of certain fundamental changes in the Company, as set forth in the Madonna Agreement, Mr. Madonna will have the right for a period of ninety (90) days following the date the fundamental changes occur to terminate the Madonna Agreement. Such termination will be effective ten (10) days after such notification, at which time Mr. Madonna will be entitled to receive a payment of $250,000, to be paid within fifteen (15) days of such notification, together with the transfer of the automobile then made available to Mr. Madonna, free of all liabilities, liens and encumbrances. In addition, all stock options previously granted to Mr. Madonna will become fully vested on the date of such termination. The Madonna Agreement provides for the non-disclosure by Mr. Madonna of confidential information acquired by him in the context of his services to the Company and the Bank.

      Robert D. Davis currently serves as President and Chief Executive Officer of First Republic Bank, under the terms of an employment agreement (the "Davis Agreement"). The Davis Agreement provides that Mr. Davis is employed as President and Chief Executive Officer at an annual base salary of $175,000, until terminated by the Company or Mr. Davis. The Agreement may be terminated by the Company or by Mr. Davis at will. In addition, Mr. Davis is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, (ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Company or for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives; and (iv) a monthly automobile allowance. Mr. Davis is also eligible to receive a one time annual bonus of at $25,000 upon the completion of one year of service to the Company, plus any additional bonuses which will be at the discretion of the Board of Directors. The Company maintains a life insurance policy for the benefit of Mr. Davis's designated beneficiaries. If Mr. Davis's employment is terminated for reasons other than for engaging in conduct detrimental to the Bank, Mr. Davis will be entitled to receive his annual salary for six months and benefits for certain specified periods of time. The Davis Agreement provides for the non-disclosure by Mr. Davis of confidential information acquired by him in the context of his employment

40 | REPUBLIC FIRST BANCORP Annual Report 1999

      James V. Schermerhorn currently serves as Executive Vice President, Chief Lending Officer of First Republic Bank, under the terms of an employment agreement (the "Schermerhorn Agreement"). The Schermerhorn Agreement provides that Mr. Schermerhorn is employed as Executive Vice President, Chief Lending Officer of First Republic Bank at an annual base salary of $150,000. The Bank may terminate the agreement by giving 90 days written notice to Mr. Schermerhorn, however, may not terminate the agreement prior to May 23, 2002. Mr. Schermerhorn is also entitled to receive a guaranteed bonus of no less than $35,000 under the terms of the Banks' Commercial Incentive Plan. In connection with Mr. Schermerhorn's exercising his rights under a stock option with his former employer during 1999, the Bank has agreed to pay to Mr. Schermerhorn an amount equal to the excess of his 1999 federal income tax liability over the amount such liability would have been had he not exercised his options. The Bank has also established a irrevocable grantor trust of $45,000 in connection with the funding of a deferred compensation plan. In addition, Mr. Schermerhorn is entitled to: (i) reimbursement for entertainment and travel expenses in connection with his duties, (ii) participate in any bonus, stock purchase or grant, stock option, deferred compensation or other compensation plans maintained by the Company or for its senior executives; (iii) receive such basic medical, hospitalization and major medical insurance coverage for himself and his dependents as the Bank or the Company maintains for its executives as well as long term disability for three years; and (iv) a monthly automobile allowance. The Company maintains a life insurance policy for the benefit of Mr. Schermerhorn's designated beneficiaries. If Mr. Schermerhorn's employment is terminated for reasons of death or disability, Mr. Schermerhorn (or his estate), will receive the compensation he had been receiving immediately prior to his termination, for a period 90 days. The Schermerhorn Agreement provides for the non-disclosure by Mr. Schermerhorn of confidential information acquired by him in the context of his employment.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

        AGGREGATED OPTION EXERCISES FOR THE YEAR ENDED DECEMBER 31, 1999
                        AND FISCAL YEAR END OPTION VALUES

                                                                                              (d)  # of Securities
                                                                                              Underlying Unexercised
                                    (b)  Shares Acquired            (c)  Value                Options at FYI-End (#)
           (a)  Name                  on Exercise (#)               Realized ($)           Exercisable   Unexercisable
           ---------                  ---------------               ------------           -----------   -------------
         Eustace Mita                     38,120                     $  87,676                1,100             0
         Harris Wildstein                 80,941                       246,753                    0             0
         Ken Adelberg                     33,348                        80,740                1,320             0
         Michael Bradley                  23,760                       115,474                    0             0
         William Batoff                   25,412                        58,448                1,100             0

      The Company's director compensation plan throughout 1999 provided that each director would receive $500 for each Board meeting and $250 for each Committee meeting attended. Pursuant to such plan, a total of $110,100 in director fees was accrued and a total of $88,000 was paid for services rendered during 1999; no director received more than $15,200.

      Other information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of shareholders scheduled for April 25, 2000.


Item 13:  Certain Relationships and Related Transactions

      Certain of the directors of the Company and/or their affiliates have loans outstanding from the Bank. All such loans were made in the ordinary course of the Banks' business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 41

Item 14:  Exhibits and Reports on Form 8-K

          A. Financial Statements .......................................Page 44

             (1)  Report of Independent Accountants.

             (2)  Consolidated Balance Sheets as of December 31, 1999 and 1998.

             (3) Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

             (4) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

             (5) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 1999, 1998 and 1997.

             (6)  Notes to Consolidated Financial Statements.


B. Exhibits

      The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)



      Exhibit No.

             10(a) Employment agreement between the Company and James V. Schermerhorn (confidential treatment)

             10(b) Employment agreement between the Company and Robert D. Davis (confidential treatment)

             11 Computation of Per Share Earnings See footnote No. 2 to Notes to Consolidated Financial Statements under Earnings per Share.

             21     Subsidiaries of the Company.

                    First Republic Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. Republic First Bank of Delaware (the "Delaware Bank") is also a wholly-owned subsidiary of the Company, and commenced operations June 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.

             23.1   Consent of Independent Certified Public Accountants.

                    (a) Consent of KPMG LLP

             27     Financial Data Schedule.

      All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.


Reports on Form 8-K

      None.

42 | REPUBLIC FIRST BANCORP Annual Report 1999

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



                                       REPUBLIC FIRST BANCORP, INC. [registrant]



Date: March 23, 2000                         By: /s/ Jere A. Young
                                                 -------------------------------
                                                 Jere A. Young
                                                 President and
                                                 Chief Executive Officer



Date: March 23, 2000                         By: /s/ George S. Rapp
                                                 -------------------------------
                                                 George S. Rapp,
                                                 Executive Vice President and
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date: March 23, 2000         /s/ Eustace W. Mita
                             --------------------------------
                             Eustace W. Mita, Director

                             /s/ Harris Wildstein, Esq.
                             --------------------------------
                             Harris Wildstein, Esq., Director

                             /s/ Neal I. Rodin
                             --------------------------------
                             Neal I. Rodin, Director

                             /s/ James E. Schleif
                             --------------------------------
                             James E. Schleif, Director

                             /s/ Steven J. Shotz
                             --------------------------------
                             Steven J. Shotz, Director

                             /s/ Sheldon E. Goldberg
                             --------------------------------
                             Sheldon E. Goldberg, Director

                             /s/ Harry D. Madonna
                             --------------------------------
                             Harry D. Madonna, Director

                             /s/ Kenneth Adelberg
                             --------------------------------
                             Kenneth Adelberg, Director

                             /s/ William Batoff
                             --------------------------------
                             William Batoff, Director

                             /s/ Michael Bradley
                             --------------------------------
                             Michael Bradley, Director

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 43

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                          REPUBLIC FIRST BANCORP, INC.

                                                                            Page


Report of Independent Accountants ...........................................45

Consolidated Balance Sheets as of December 31, 1999 and 1998 ................46

Consolidated Statements of Income
     for the years ended December 31, 1999, 1998 and 1997 ...................47

Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997 ...................48

Consolidated  Statements of Changes in  Shareholders'
     Equity and  Comprehensive Income/(Loss) for the
     years ended December 31, 1999, 1998 and 1997 ...........................50

Notes to Consolidated Financial Statements ..................................51


REPUBLIC FIRST BANCORP Annual Report 1999 | 44

KPMG
     1600 Market Street
     Philadelphia, PA 19103-7212


                          Independent Auditors' Report

The Board of Directors
Republic First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and comprehensive  income/(loss),  and  cash  flows  for  each of the  years  in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

As more fully described in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on July 1, 1998.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 27, 2000

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 45

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                  (dollars in thousands, except per share data)

                                                                                           1999                 1998
                                                                                         --------             --------
ASSETS:
Cash and due from banks...........................................................       $ 20,789             $ 18,169
Interest-- bearing deposits with banks............................................            321                  126
                                                                                         --------             --------
      Total cash and cash equivalents.............................................         21,110               18,295
Securities available for sale, at fair value......................................        169,285              160,554
Securities held to maturity, at amortized cost
   (fair value of $18,038 and $16,982, respectively)..............................         18,023               16,998
Loans held for sale...............................................................          4,857                7,204
Loans receivable, (net of allowance for loan losses of $3,208 and
   $2,395, respectively)..........................................................        354,748              299,564
Premises and equipment, net.......................................................          5,013                3,990
Real estate owned, net............................................................            643                  718
Accrued income and other assets...................................................         12,651                9,038
                                                                                         --------             --------
      Total Assets................................................................       $586,330             $516,361
                                                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand-- non-interest-bearing.....................................................       $ 35,053             $ 32,537
Demand-- interest-bearing.........................................................         19,174               20,155
Money market and savings..........................................................         49,667               35,250
Time..............................................................................        141,445              169,792
Time over $100,000................................................................         60,454               25,350
                                                                                         --------             --------
      Total Deposits..............................................................        305,793              283,084
Other borrowings..................................................................        236,640              188,009
Accrued expenses and other liabilities............................................          8,857                8,646
                                                                                         --------             --------
      Total Liabilities...........................................................        551,290              479,739
                                                                                         --------             --------

Commitments and contingencies
Shareholders' Equity:
Common stock, par value $0.01 per share; 20,000,000 shares authorized; shares issued and outstanding 6,343,901 and 6,102,792 as of
   December 31, 1999 and 1998, respectively.......................................             63                   61
Additional paid in capital........................................................         32,083               26,510
Retained earnings.................................................................         11,082               11,996
Treasury stock at cost (175,172 and 219,604 shares, respectively).................         (1,541)              (1,929)
Accumulated other comprehensive (loss)............................................         (6,647)                 (16)
                                                                                         --------             --------
      Total Shareholders' Equity..................................................         35,040               36,622
                                                                                         --------             --------
      Total Liabilities and Shareholders' Equity..................................       $586,330             $516,361
                                                                                         ========             ========

                (See notes to consolidated financial statements)

46 | REPUBLIC FIRST BANCORP Annual Report 1999

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1999, 1998 and 1997
                (dollars in thousands, except for per share data)

                                                                                1999              1998             1997
                                                                              -------           -------          -------
Interest income:
     Interest and fees on loans .........................................     $26,897           $21,840          $16,869
     Interest on federal funds sold .....................................          33               216              304
     Interest on deposits in banks ......................................           4                 3                0
     Interest and dividends on investments ..............................      12,514            12,345            6,360
                                                                              -------           -------          -------
                                                                               39,448            34,404           23,533
                                                                              -------           -------          -------
Interest expense:
     Demand - interest bearing ..........................................         186               343              211
     Money market and savings ...........................................       1,714             1,173              982
     Time ...............................................................       9,177            10,165            8,708
     Time over $100,000 .................................................       2,119             1,522            1,641
     Other borrowings ...................................................      11,316             7,642            1,370
                                                                              -------           -------          -------
                                                                               24,512            20,845           12,912
                                                                              -------           -------          -------
Net interest income .....................................................      14,936            13,559           10,621
Provision for loan losses ...............................................         880               370              320
                                                                              -------           -------          -------
Net interest income after provision for loan losses .....................      14,056            13,189           10,301
                                                                              -------           -------          -------
Non-interest income:
     Service fees .......................................................         984               238              220
     Gain on securities sold ............................................           0               188                0
     Tax Refund Program revenue .........................................       2,715             2,385            2,237
     Other income .......................................................         106               334              168
                                                                              -------           -------          -------
                                                                                3,805             3,145            2,625
                                                                              -------           -------          -------
Non-interest expenses:
     Salaries and employee benefits .....................................       5,543             4,979            4,081
     Occupancy expenses .................................................       1,085             1,024              702
     Equipment ..........................................................         638               480              513
     Professional fees ..................................................         531               776              503
     Loss on Mortgage banking affiliate .................................           0             1,617                0
     Other operating expenses ...........................................       3,065             2,426            1,993
                                                                              -------           -------          -------
                                                                               10,862            11,302            7,792
                                                                              -------           -------          -------
Income before income taxes ..............................................       6,999             5,032            5,134
Provision for income taxes ..............................................       2,302             1,655            1,583
                                                                              -------           -------          -------
Income before cumulative effect of a change in accounting principle .....       4,697             3,377            3,551
Cumulative effect of a change in accounting principle (Notes 2 and 3) ...         (63)              421                0
                                                                              -------           -------          -------
Net Income ..............................................................     $ 4,634           $ 3,798          $ 3,551
                                                                              =======           =======          =======
Net income per share:
Basic:
     Income before cumulative effect of a change in accounting principle.       $0.78             $0.56            $0.75
     Cumulative effect of a change in accounting principle (Notes 2 and 3)      (0.01)             0.07             0.00
                                                                                -----             -----            -----
Net Income                                                                      $0.77             $0.63            $0.75
                                                                                =====             =====            =====
Diluted:
     Income before cumulative effect of a change in accounting principle        $0.75             $0.52            $0.69
     Cumulative effect of a change in accounting principle Notes 2 and 3)       (0.01)             0.07             0.00
                                                                                -----             -----            -----
Net income .............................................................        $0.74             $0.59            $0.69
                                                                                =====             =====            =====

                (See notes to consolidated financial statements)

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 47

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                                     1999            1998            1997
                                                                                   -------         -------         -------
Cash flows from operating activities:
   Net income ...............................................................      $ 4,634         $ 3,798         $ 3,551
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for loan losses .............................................          880             370             320
      Write down of other real estate owned .................................           75               0               0
      Depreciation and amortization .........................................          584             432             285
      Proceeds from sale of trading securities ..............................            0          46,108               0
      Gain on sale of securities sold .......................................            0            (816)              0
      Amortization of securities ............................................          206             192             140
      Increase in loans held for sale .......................................       (4,857)         (7,204)         (6,690)
      Sales of loans held for sale ..........................................        7,204           6,690               0
      Loss on mortgage affiliate ............................................            0           1,617               0
      Increase in accrued income and other assets ...........................         (197)         (2,359)           (762)
      Increase (decrease) in accrued expenses and other liabilities .........          492           2,601           1,160
                                                                                   -------         -------         -------
      Net cash provided by (used in) operating activities ...................        9,021          51,429          (1,996)
                                                                                   -------         -------         -------
Cash flows from investing activities:
   Purchase of securities:
      Available for sale ....................................................      (44,978)       (112,097)              0
      Held to maturity ......................................................       (7,476)        (74,386)       (101,385)
   Proceeds from maturities and calls of securities:
      Available for sale ....................................................        2,000               0               0
      Held to maturity ......................................................        2,500          56,192          14,334
   Proceeds from sale of securities:
      Available for sale ....................................................            0          25,402               0
   Principal collected on MBS's and CMO's:
      Available for sale ....................................................       23,995          19,732           2,950
      Held to maturity ......................................................        3,951          10,083          16,619
   Net increase in loans ....................................................      (56,069)        (97,737)        (34,170)
   Net increase in deferred fees ............................................            4             333             307
   Net proceeds (investment) from sale (acquisition) of real estate owned ...            0           1,585          (1,093)
   Investment in mortgage affiliate .........................................            0          (1,617)              0
   Premises and equipment expenditures ......................................       (1,607)         (1,888)         (2,108)
                                                                                   -------         -------         -------
   Net cash used in investing activities ....................................      (77,680)       (174,398)       (104,546)
                                                                                   -------         -------         -------
Cash flows from financing activities:
   Net proceeds from exercise of stock options ..............................        1,162              87             105
   Net proceeds from stock offering .........................................            0               0          12,593
   Purchases of treasury stock ..............................................       (1,028)         (1,929)              0
   Net increase (decrease) in demand, money market and savings ..............       15,952          20,129          (1,799)
   Net increase in time deposits ............................................        6,757          14,554             561
   Net increase (decrease) in borrowed funds less than 90 days ..............      (13,969)            297          37,187
   Increase in borrowed funds greater than 90 days ..........................       62,600         103,125          48,725
   Repayment of borrowed funds ..............................................            0          (1,325)              0
                                                                                   -------         -------         -------
   Net cash provided by financing activities ................................       71,474         134,938          97,372
                                                                                   -------         -------         -------

48 | REPUBLIC FIRST BANCORP Annual Report 1999

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS of CASH FLOWS (Continued)
              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                                     1999            1998            1997
                                                                                   -------        --------        --------
Increase (decrease) in cash and cash equivalents ................................  $ 2,815        $ 11,969        $ (9,170)
                                                                                   -------        --------        --------
Cash and cash equivalents, beginning of year ....................................   18,295           6,326          15,496
Cash and cash equivalents, end of year ..........................................   21,110          18,295           6,326
                                                                                   -------        --------        --------
Supplemental disclosures:
   Interest paid ................................................................   13,356          12,342          12,393
   Income taxes paid ............................................................    2,475           1,500           1,183
   Change in income tax payable due to exercise of stock options ................     (281)           (107)              0
   Change in unrealized gain/(loss) on securities available for sale ............  (10,046)            (25)              3
   Change in deferred taxes due to change in unrealized gain/(loss)
      on securities available for sale ..........................................    3,415              10              (1)
   Transfer of securities from held to maturity to available for sale and trading        0         136,143               0
   Non-monetary transfers from loans to real estate owned .......................      $ 0           $ 718           $ 839

                (See notes to consolidated financial statements)

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 49

                  REPUBLIC FIRST BANCORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME/(LOSS)
              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                                                   Accumulated
                                                                  Additional                          Other          Total
                                        Comprehensive   Common      Paid in   Retained  Treasury  Comprehensive  Shareholders'
                                           Income        Stock      Capital   Earnings    Stock      Income         Equity
                                           ------        -----      -------   --------    -----      ------         ------
December 31, 1996........................                 $ 47     $13,674     $ 4,647   $     0     $     3        $18,371
                                                          ----     -------     -------   -------     -------        -------
Comprehensive income:
Other comprehensive income, net of tax:
   Unrealized losses on securities.......  $     2                                                         2              2
   Less: Reclassification adjustment
    for losses included in net income....        0
Total other comprehensive income.........        2           0           0           0         0           0              0
Net income for the year..................    3,551           0           0       3,551         0           0          3,551
                                           -------        ----     -------     -------   -------     -------        -------
Total comprehensive income...............    3,553
                                           =======
Sale of common stock.....................                   14      12,578                                           12,592
Options exercised........................                    0         106                                              106
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 1997................                   61      26,358       8,198         0           5         34,622
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Other comprehensive income, net of tax:
      Unrealized losses on securities....      (32)
      Less: Reclassification adjustment
       for losses included in net income.       11
Total other comprehensive loss...........      (21)          0           0           0         0         (21)           (21)
Net income for the year..................    3,798           0           0       3,798         0           0          3,798
                                           -------
Total comprehensive income...............    3,777
                                           =======
Treasury stock purchases.................                    0           0           0    (1,929)                    (1,929)
Options exercised........................                    0         152           0         0           0            152
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 1998................                   61      26,510      11,996    (1,929)        (16)        36,622
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Other comprehensive income, net of tax:
      Unrealized losses on securities....   (6,631)
      Less: Reclassification adjustment
       for losses included in net income.        0
Total other comprehensive loss...........   (6,631)          0           0           0         0      (6,631)        (6,631)
Net income for the year..................    4,634           0           0       4,634         0           0          4,634
                                           -------
Total comprehensive loss.................  $(1,997)
                                           =======
Stock dividend...........................                    0       5,548      (5,548)        0           0              0
Treasury stock purchases.................                    0           0           0    (1,028)          0         (1,028)
Options exercised........................                    2          25           0     1,416           0          1,443
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 1999................                 $ 63     $32,083     $11,082   $(1,541)    $(6,647)       $35,040
                                                          ====     =======     =======   =======     =======        =======

                (See notes to consolidated financial statements)

50 | REPUBLIC FIRST BANCORP Annual Report 1999

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

      Republic First Bancorp, Inc. (formerly known as "Republic Bancorporation") is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, First Republic Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

      During 1999, the Company opened a second wholly-owned banking subsidiary in the State of Delaware. The newly formed Bank, Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank opened for business on June 1, 1999 and offers many of the same services and financial products as First Republic Bank.

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

      Additionally, through 1999 the Company derived fee income from the Banks' participation in a program (the "Tax Refund Program") which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds. Approximately $2.7 million in gross revenues were recognized from the Tax Refund Program in 1999. As a result of its contract termination with Jackson Hewitt Tax Services Inc., the Company will not participate in this program beyond 1999.

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

      Significant estimates are made by management in determining the allowance for loan losses, carrying values of real estate owned and deferred tax assets. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

   Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include December 31, 1999 and 1998 were $867,000 and $872,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 51

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

      Securities available for sale include those management intends to use as part of its asset-liability matching strategy or that may be sold in response to changes in interest rates or other factors. Securities are adjusted for amortization of premiums and accretion of discounts over the life of the related security on a level yield method. Realized gains and losses on the sale of investment securities are recognized using the specific identification method. As described in Note 3, the Company transferred $106.4 million of securities from held to maturity to available for sale and $32.5 million of securities from held to maturity to the trading category during the third quarter of 1998. The Company sold the securities transferred to the trading category during the third quarter and realized a gain on the sale of these securities of $421,000, net of income taxes, as a cumulative effect of a change in accounting. The Company did not realize any gains on trading securities prior to or after the third quarter of 1998. Additionally, the Bank had no securities classified as trading securities, as of the end of any period reported herein.

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

   Loans Held for Sale:

      Loans held for sale are carried at the lower of aggregate cost or market value. The Company currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Gains and losses on loans held for sale are included in non-interest income. The Company did not realize any gains or losses during any period reported herein.

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

52 | REPUBLIC FIRST BANCORP Annual Report 1999

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

   Earnings Per Share:

      Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are antidilutive are not included for purposes of this calculation. At December 31, 1999 and 1998, there were 243,964 and 59,730 CSEs which were antidilutive, respectively. These shares may be dilutive in the future. There were no antidilutive shares as of December 31, 1997.


                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 53

      The Company paid a 10% Stock Dividend on March 18, 1999 as well as two six-for-five stock splits effected in the form of a 20% stock dividend on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been restated as if the dividend and splits had occurred at the beginning of each period presented.

                                                                            1999               1998               1997
                                                                         ----------         ----------         ----------
Income before cumulative effect of a change in accounting principle
   (numerator for basic and diluted earnings per share) ...............  $4,697,000         $3,377,000         $3,551,000
                                                                         ==========         ==========         ==========

                                                                      Per                        Per                        Per
                                                         Shares      Share         Shares       Share         Shares       Share
                                                         ------      -----         ------       -----         ------       -----
Weighted average shares outstanding for the period
   (denominator for basic earnings per share) .......  6,017,053                  6,059,572                 4,722,884
Earnings per share-- basic ..........................                $0.78                      $0.56                      $0.75
Add common stock equivalents (CSE)
   representing diluted stock options ...............    243,964                    402,192                   390,774
                                                       ---------                  ---------                 ---------

Effect on basic earnings per share of CSE ...........                (0.03)                     (0.04)                     (0.06)
                                                                     -----                      -----                      -----


Equals total weighted average shares and CSE
   (denominator for diluted earnings per share) .....  6,261,017                  6,461,764                 5,113,658
                                                       =========                  =========                 =========


Earnings per share-- diluted ........................                $0.75                      $0.52                      $0.69
                                                                     =====                      =====                      =====

   Reclassifications:

      Certain items in the 1998 and 1997 financial statements and accompanying notes have been reclassified to conform to the 1999 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.

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

   Reporting on the Costs of Start-Up Activities

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for the Company's financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998 the Company had deferred costs relating to start-up activities of $94,000, remaining in the balance of other assets in the Consolidated Balance Sheets. The Company adopted SOP 98-5 effective January 1, 1999, and accordingly, expensed $63,000, net of tax, of costs of start-up activities in the first quarter of 1999.

54 | REPUBLIC FIRST BANCORP Annual Report 1999

3. Investment Securities:

      Investment securities available for sale as of December 31, 1999 are as follows:

                                                                         Gross             Gross           Estimated
                                                                      Unrealized        Unrealized           Fair
                                                     Amortized Cost      Gains            Losses             Value
                                                     --------------      -----            ------             -----
      U.S. Government Agencies ....................   $  2,662,000      $  2,000       $    (62,000)      $  2,602,000
      CMOs and Mortgage Backed Securities .........    176,694,000        26,000        (10,037,000)       166,683,000
                                                      ------------      --------       ------------       ------------
           Total ..................................   $179,356,000      $ 28,000       $(10,099,000)      $169,285,000
                                                      ============      ========       ============       ============

      Investment securities held to maturity as of December 31, 1999 are as follows:

                                                                              Gross             Gross          Estimated
                                                                            Unrealized        Unrealized          Fair
                                                           Amortized Cost     Gains             Losses            Value
                                                           ------------      --------           --------       ------------
      U.S. Government Agencies .......................     $  1,621,000      $  1,000           $ (1,000)      $  1,621,000
      CMOs and Mortgage Backed Securities ............        1,747,000        22,000                  0          1,769,000
      Other Investment Securities ....................       14,655,000             0             (7,000)        14,648,000
                                                           ------------      --------           --------       ------------
           Total .....................................     $ 18,023,000      $ 23,000           $ (8,000)      $ 18,038,000
                                                           ============      ========           ========       ============

      Investment securities available for sale as of December 31, 1998 are as follows:

                                                                               Gross            Gross           Estimated
                                                                            Unrealized        Unrealized           Fair
                                                          Amortized Cost       Gains            Losses             Value
                                                          --------------       -----            ------             -----
      U.S. Government Agencies ........................    $  3,000,000      $ 23,000         $       (0)      $  3,023,000
                                                           ------------      --------         ----------       ------------
                                                            157,579,000       246,000           (294,000)       157,531,000
                                                           ------------      --------         ----------       ------------
           Total ......................................    $160,579,000      $269,000         $ (294,000)      $160,554,000
                                                           ============      ========         ==========       ============


      Investment securities held to maturity as of December 31, 1998 are as follows:

                                                                               Gross            Gross           Estimated
                                                                            Unrealized        Unrealized           Fair
                                                          Amortized Cost       Gains            Losses             Value
                                                          --------------       -----            ------             -----
      U.S. Government Agencies ........................    $  1,300,000      $      0          $  (3,000)      $  1,297,000
      CMOs and Mortgage Backed Securities .............       5,601,000        17,000            (30,000)         5,588,000
      Other Investment Securities .....................      10,097,000             0                  0         10,097,000
                                                           ------------      --------          ---------       ------------
           Total ......................................    $ 16,998,000      $ 17,000          $ (33,000)      $ 16,982,000
                                                           ============      ========          =========       ============

      In accordance with regulatory requirements, the Company held an investment in stock of the Federal Reserve Bank with a carrying value of $643,000 and $541,000 as of December 31, 1999 and 1998, respectively, which is included in other investment securities. Also included in other investment securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $13.0 million and $9.2 million at December 31, 1999 and 1998, respectively. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 55

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 1999 are as follows:

                                                               Available for Sale                   Held to Maturity
                                                         ------------------------------      -----------------------------
                                                           Amortized         Estimated        Amortized         Estimated
                                                              Cost          Fair Value           Cost           Fair Value
                                                         ------------      ------------      -----------       -----------
      Due in 1 year or less ..........................   $          0      $          0      $ 1,251,000       $ 1,252,000
      After 1 year to 5 years ........................      1,733,000         1,724,000          761,000           754,000
      After 5 years to 10 years ......................      2,662,000         2,602,000          200,000           200,000
      After 10 years or no maturity ..................    174,961,000       164,959,000       15,811,000        15,832,000
                                                         ------------      ------------      -----------       -----------
          Total.......................................   $179,356,000      $169,285,000      $18,023,000       $18,038,000
                                                         ============      ============      ===========       ===========

      Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the Company transferred $90.6 million of securities from held to maturity to available for sale and $45.5 million of securities from held to maturity to the trading category. The amortized cost of securities transferred from held to maturity to available for sale and trading was $136.1 million, which had gross unrealized gains of $115,000 and $533,000, respectively on the date transferred. The Company sold the securities transferred to the trading category during the third quarter of 1998 and realized a gain on the sale of these securities of $421,000, net of income taxes of $207,000, as a cumulative effect of a change in accounting principle. There were no gains recognized in
1999 or 1997. Additionally, no securities were sold at a loss for any of the periods presented herein. The Company sold the securities during 1998 as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

      Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized gains on the sale of securities of approximately of $816,000 in 1998, $628,000 of which was accounted for as a cumulative effect of a change in accounting principle. The Company did not realize any gains or losses on the sale of securities during 1999 or 1997.

      At December 31, 1999, investment securities in the amount of approximately $5.5 million were pledged as collateral for public deposits and certain other deposits as required by law. Additionally, $157.3 million of investment securities were pledged as collateral for advances with the Federal Home Loan Bank of Pittsburgh.

4. Loans Receivable:

      Loans receivable at December 31, consist of the following:

                                                                          1999                     1998
                                                                      ------------            ------------
         Commercial and Industrial .............................      $ 41,067,000            $ 41,980,000
         Real Estate - commercial ..............................       178,926,000             124,981,000
         Real Estate - residential .............................       136,129,000             133,158,000
         Consumer and other ....................................         1,834,000               1,840,000
                                                                      ------------            ------------
         Loans receivable ......................................       357,956,000             301,959,000
         Less allowance for loan losses ........................        (3,208,000)             (2,395,000)
                                                                      ------------            ------------
                                                                       354,748,000             299,564,000
         Loans held for sale ...................................         4,857,000               7,204,000
                                                                      ------------            ------------
         Total loans receivable, net (1)(2) ....................      $359,605,000            $306,768,000
                                                                      ============            ============

____________
(1) Includes loans held for sale.
(2) Net of deferred loan fees of $635,000 and $631,000 at December 31, 1999 and 1998, respectively.

56 | REPUBLIC FIRST BANCORP Annual Report 1999

      The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,778,000, $1,002,000 and 1,800,000 at
December 31, 1999, 1998 and 1997, respectively,  of which $1,425,000,  $576,000, and $764,000, respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 1999, 1998 and 1997 were $353,000,
$426,000, and $1,152,000 respectively, and the amount of such valuation allowance was $104,000, $143,000, and $231,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans was approximately $1,390,000, $1,441,000, and $1,809,000, respectively. During 1998, the Bank recognized interest income of $55,000 on impaired loans. The Bank did not recognize any interest income on impaired loans during 1999 or 1997. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      As of December 31, 1999, 1998 and 1997, there were loans of approximately $1,778,000, $1,002,000, and $1,800,000, respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $189,000, $79,000, and $279,000 for 1999, 1998 and 1997, respectively.

      The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties. The Company had loan concentrations exceeding 10% of total loans extended to real estate agents and managers in the aggregate amount of $80.6 million, which represented 22.2% of gross loans receivable.

      Included in loans are loans due from directors and other related parties of $5,057,000 and $3,909,000 at December 31, 1999 and 1998, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 1999.

                                                                     1999
                                                                  ----------
         Balance at beginning of year.......................      $3,909,000
         Additions..........................................       1,795,000
         Repayments.........................................        (647,000)
                                                                  ----------
         Balance at end of year.............................      $5,057,000
                                                                  ==========

5.  Allowance for Loan Losses:

      Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                                   1999             1998              1997
                                                                ----------       ----------        ----------
        Balance at beginning of year.........................   $2,395,000       $2,028,000        $2,092,000
        Charge-offs..........................................     (208,000)        (110,000)         (481,000)
        Recoveries...........................................      141,000          107,000            97,000
        Provision for loan losses............................      880,000          370,000           320,000
                                                                ----------       ----------        ----------
        Balance at end of year...............................   $3,208,000       $2,395,000        $2,028,000
                                                                ==========       ==========        ==========

6. Premises and Equipment:

      A summary of premises and equipment is as follows:

                                                                        1999              1998
                                                                      ----------       ----------
        Furniture and equipment.................................      $3,692,000       $2,984,000
        Bank building...........................................       1,864,000          971,000
        Leasehold improvements..................................       1,573,000        1,567,000
                                                                      ----------       ----------
                                                                       7,129,000        5,522,000
        Less accumulated depreciation...........................      (2,116,000)      (1,532,000)
                                                                      ----------       ----------
        Net premises and equipment..............................      $5,013,000       $3,990,000
                                                                      ==========       ==========

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 57

      Depreciation  expense on premises,  equipment and  leasehold  improvements
amounted  to  $584,000,   $432,000   and  $285,000  in  1999,   1998  and  1997,
respectively.

      The range of depreciable lives for leasehold improvements is five to ten years. The depreciable lives of the Banks' building and furniture/equipment is twenty years and, five to seven years, respectively.

      During 1999, the Company has entered into non-cancelable lease agreements for its operations center, seven First Republic Bank branch facilities and one Republic First Bank of Delaware branch, expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

       Year Ended                                                  Amount
       ----------                                                  ------
       2000...............................................       $ 770,000
       2001...............................................         761,000
       2002...............................................         750,000
       2003...............................................         770,000
       2004...............................................         690,000
       beyond 5 years.....................................       1,568,000
                                                                ----------
       Total..............................................      $5,309,000
                                                                ==========

      The Company incurred rent expense of $764,000, $747,000 and $667,000 in 1999, 1998 and 1997, respectively.

      The Company and MBM/ATM Group Ltd. have entered into non-cancelable lease agreements for its offsite automated teller cash dispenser machines, expiring through January 2005, whereas the Company is responsible for 50% of the lease expenses and MBM/ATM Group Ltd. (an unrelated third party), is responsible for the remaining 50% of the lease payments. The leases are accounted for as operating leases. The total minimum annual rental payments required under these leases for both the Company and MBM/ATM Group Ltd. are as follows:

       Year Ended                                               Amount
       ----------                                               ------
       2000.................................................   $ 494,000
       2001.................................................     494,000
       2002.................................................     494,000
       2003.................................................     349,000
       2004.................................................      81,000
                                                              ----------
       Total................................................  $1,912,000
                                                              ==========

      The Company incurred rent expense on these leases of $210,000 and $136,000 during 1999 and 1998, respectively. There was no rent incurred during 1997.

7. Other Borrowings:

      The Company has a line of credit totaling $5.0 million available for the purchase of federal funds from its corresponding bank relationships. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $264.0 million as of December 31, 1999. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 1999 and 1998, there were $236.6 million and $180.5 million, respectively outstanding on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from overnight to ten years. With a portion of these borrowings, the Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate. The following table represents the contractual maturity of the Company's borrowings at December 31, 1999.

                                                                                          Weighted
                                                                        Amount          Average Rate
                                                                        ------          ------------
       Maturing in:
          Three months or less....................................    $ 26,640,000         4.56%
          1 - 2 years.............................................      17,500,000         5.47%
          2 - 3 years.............................................      42,500,000         5.66%
          3 - 4 years.............................................      25,000,000         4.82%
          4 - 5 years.............................................     100,000,000         6.06%
          5 years and beyond......................................      25,000,000         5.29%
                                                                      ------------         ----
       Totals.....................................................    $236,640,000         5.56%
                                                                      ============         ====

58 | REPUBLIC FIRST BANCORP Annual Report 1999

8. Deposits

      The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2000 through 2004 and beyond, which include brokered certificates of deposit of approximately $25.6 million with original terms ranging from six months to two years.

                                          2000            2001          2002          2003           2004          Totals
                                        --------        -------        ------        ------          ----         --------
                                                                      (Dollars in thousands)
      Time Certificates of Deposit      $128,911        $67,076        $1,657        $3,894          $361         $201,899
                                        ========        =======        ======        ======          ====         ========

9. Income Taxes:

      The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 1999, 1998 and 1997.

                                                                         1999              1998             1997
      Tax provision computed at statutory rate...................      $2,380,000       $1,711,000        $1,745,000
      Amortization of negative goodwill..........................        (103,000)        (103,000)         (103,000)
      Other......................................................          25,000           47,000           (59,000)
                                                                       ----------       ----------        ----------
                  Total provision for income taxes...............      $2,302,000       $1,655,000        $1,583,000
                                                                       ==========       ==========        ==========

      The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 1999 and 1998 are as follows:

                                                                                 1999             1998
                                                                             ----------        ---------
            Allowance for loan losses..................................       $ 794,000        $ 485,000
            Net operating loss carryforward............................              --          158,000
            Deferred compensation......................................         444,000          403,000
            Depreciation...............................................          50,000           31,000
            Real estate owned..........................................          26,000           52,000
            Other......................................................          10,000           70,000
            Unrealized loss on securities available for sale...........       3,423,000            8,000
            Investment mortgage banking affiliate......................               0          493,000
            Start-up expenditures......................................               0           57,000
                                                                             ----------        ---------
            Deferred tax asset.........................................       4,747,000        1,757,000
                                                                             ----------        ---------
            Negative goodwill allocated to deferred tax asset,
                net of amortization....................................        (206,000)        (309,000)
                                                                             ----------        ---------
            Adjusted deferred tax assets...............................      $4,541,000       $1,448,000
                                                                             ----------        ---------
            Deferred tax liabilities:
               Deferred loan costs.....................................        (277,000)        (260,000)
               Prepaid expenses........................................         (61,000)         (61,000)
               Tax refund program......................................               0         (205,000)
                                                                             ----------        ---------
            Deferred tax liabilities...................................        (338,000)        (526,000)
                                                                             ----------        ---------
            Net deferred tax asset.....................................      $4,203,000        $ 922,000
                                                                             ==========        =========

      During 1999 and 1998, the Company recorded $31,000 of tax benefit and $207,000 of tax expense, respectively, in connection with the cumulative effect of a change in accounting principle upon the adoption of SOP 98-5 and SFAS No. 133, respectively.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 59

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

      The reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 1999, 1998 and 1997, the negative goodwill allocated to the deferred tax assets was amortized by an amount of $103,000, $103,000, and $103,000, respectively, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill is being recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.

      The following represents the components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                                1999             1998              1997
                                                                             ----------       ----------        ----------
            Current provision
               Federal.................................................      $2,167,000       $2,004,000        $1,289,000
            Deferred provision - Federal...............................         135,000         (349,000)          294,000
                                                                             ----------       ----------        ----------
            Total provision for income taxes...........................      $2,302,000       $1,655,000        $1,583,000
                                                                             ==========       ==========        ==========

10. Directors and Officers Annuity Plan:

      The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. After five years of service, certain Directors or officers shall be 50% vested in their accrued benefit. For each additional year of service over five years, the Director or officer will be vested an additional 10% per year until he is 100% vested. The accrued benefits under the plan at December 31, 1999, 1998 and 1997 totaled $431,000, $355,000 and $287,000, respectively. The expense for the years ended December 31, 1999, 1998 and 1997 was $69,000, $68,000 and $63,000,
respectively. The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1,442,000, $1,391,000 and $1,328,000 at December 31, 1999, 1998 and 1997, respectively, which is included in accrued income and other assets.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $17.5 and $20.1 million and standby letters of credit of approximately $2,394,000 and $1,912,000 at December 31, 1999 and 1998, respectively. Of the $17.5 million commitments to extend credit at December 31, 1999, $17.4 million were variable rate and 141,000 were fixed rate commitments.

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

60 | REPUBLIC FIRST BANCORP Annual Report 1999

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

      The Company has entered into employment agreements with the President of the Company, the President of the Bank and the Chief Operating Officer, the Chief Financial Officer and the Chief Lending Officer of the subsidiary Bank, which provide for the payment of base salary and certain benefits through the year 2000. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 1999 is approximately $685,000.

      The Bank participates in a partially self-insured health plan (the "Plan"), for which employees of the Bank receive medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 1999, 1998 and 1997, the Bank paid claims under the plan of $426,000, $464,000 and $158,000, respectively.

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

      Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999 has been extended to December 31, 1999. The aggregate amount of stock to be repurchased will be determined by market conditions, but will not exceed 4.9% of the Company's outstanding stock, or approximately 297,000 shares as of June 30, 1999. As of December 31, 1999, there was 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There was also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18.

      Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking code, no cash dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured Bank may pay no dividends if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking law, the Bank would be limited to 12.0 million of dividends in 1999, plus an additional amount equal to the Banks' net profit for 2000, up to the date of any such dividend declaration. At December 31, 1999, there were no cash dividends declared or paid.

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

      Management believes that the Bank meets, as of December 31, 1999 and 1998, all capital adequacy requirements to which it is subject. As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.

      The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%. At December 31, 1999, the aforementioned ratios are as follows:

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 61

      The following table presents the Company's capital regulatory ratios at December 31, 1999 and 1998:

                                                                                                          To be well
                                                                            For Capital                capitalized under
                                                 Actual                  Adequacy Purposes          FRB capital guidelines
                                            -----------------            -----------------          ----------------------
                                            Amount      Ratio            Amount      Ratio            Amount       Ratio
                                            ------      -----            ------      -----            ------       -----
At December 31, 1999                                                  (Dollars in thousands)
   Total risk based capital
      First Republic Bank..............    $37,591      11.75%           $25,593      8.00%          $31,992      10.00%
      Republic First Bank of DE........      3,054      34.52%               715      8.00%              894      10.00%
      Republic First Bancorp, Inc......     44,646      14.17%            25,202      8.00%           31,503      10.00%

   Tier one risk based capital
      First Republic Bank..............     34,469      10.77%            12,797      4.00%           19,195       6.00%
      Republic First Bank of DE........      3,000      33.55%               358      4.00%              536       6.00%
      Republic First Bancorp, Inc......     41,438      13.15%            12,601      4.00%           18,902       6.00%

   Tier one leveraged capital
      First Republic Bank..............     34,469       6.14%            28,049      5.00%           28,049       5.00%
      Republic First Bank of DE........      3,000      40.70%               369      5.00%              369       5.00%
      Republic First Bancorp, Inc......     41,438       7.30%            28,369      5.00%           28,369       5.00%

At December 31, 1998
   Total risk based capital
      First Republic Bank..............    $31,904      10.32%           $24,725      8.00%          $30,906      10.00%
      Republic First Bancorp, Inc......     38,784      12.54%            24,746      8.00%           30,932      10.00%

   Tier one risk based capital
      First Republic Bank..............     29,509       9.55%            12,363      4.00%           18,544       6.00%
      Republic First Bancorp, Inc......     36,389      11.76%            12,373      4.00%           18,559       6.00%

   Tier one leveraged capital
      First Republic Bank..............     29,509       6.08%            24,263      5.00%           24,263       5.00%
      Republic First Bancorp, Inc......     36,389       7.50%            24,263      5.00%           24,263       5.00%

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

      The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Bank, limited to 3%. The total expense relating to the plan was $117,000, $103,000 and $74,000 in 1999, 1998 and 1997, respectively.

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

62 | REPUBLIC FIRST BANCORP Annual Report 1999

   Securities Held to Maturity and Securities Available for Sale:

      For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans (including loans held for sale):

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

      At December 31, 1999, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                          December 31, 1999                        December 31, 1998
                                                   -------------------------------         -------------------------------
                                                     Carrying             Fair               Carrying             Fair
                                                      Amount             Value                Amount              Value
                                                   ------------       ------------         ------------       ------------
   Balance Sheet Data:
      Financial Assets:
         Cash and cash equivalents ..............  $ 21,110,000       $ 21,110,000         $ 18,295,000       $ 18,295,000
         Securities available for sale ..........   169,285,000        169,285,000          160,554,000        160,554,000
         Securities held to maturity ............    18,023,000         18,038,000           16,998,000         16,982,000
         Loans receivable, net ..................   354,748,000        354,519,000          299,564,000        304,571,000
         Loans held for sale ....................     4,857,000          4,857,000            7,204,000          7,204,000
         Accrued interest receivable ............     3,946,000          3,946,000            3,765,000          3,765,000

      Financial Liabilities:
         Deposits:
           Demand, savings and money market .....  $103,894,000       $103,894,000         $ 87,942,000       $ 87,942,000
           Time .................................   201,899,000        202,286,000          195,142,000        197,007,000
           Borrowings ...........................   236,640,000        233,511,000          188,009,000        191,684,000
           Accrued interest payable .............     5,639,000          5,639,000            5,661,000          5,661,000

                                                           December 31, 1999                        December 31, 1998
                                                   -------------------------------         -------------------------------
                                                      Notional              Fair             Notional                Fair
                                                       Amount              Value              Amount                Value
                                                   ------------          ---------         ------------          ---------
   Off Balance Sheet Data:
      Commitments to extend credit ..............  $ 17,500,000          $ 175,000         $ 20,100,000          $ 201,000
      Letters of credit .........................     2,394,000             24,000            1,912,000             19,000

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 63

15. Parent Company Financial Information

      The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.


                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)

                                                                        1999              1998
                                                                       -------           -------
     ASSETS:
        Cash....................................................       $ 3,688           $ 6,880
        Investment in subsidiaries..............................        31,041            29,742
        Other Assets............................................           311                 0
                                                                       -------           -------
              Total Assets......................................       $35,040           $36,622
                                                                       =======           =======

     LIABILITIES AND SHAREHOLDERS' EQUITY:
        Liabilities:
              Total Liabilities.................................           $ 0               $ 0
        Shareholders' Equity:
           Common stock.........................................            63                61
           Additional paid in capital...........................        32,083            26,510
           Retained earnings....................................        11,082            11,996
           Treasury Common at cost
              (175,172 and 219,604, respectively)...............        (1,541)           (1,929)
           Accumulated other comprehensive income/(loss)........        (6,647)              (16)
                                                                       -------           -------
              Total Shareholders' Equity........................        35,040            36,622
                                                                       -------           -------
              Total Liabilities and Shareholders' Equity........       $35,040           $36,622
                                                                       =======           =======

            STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                          1999              1998             1997
                                                                        -------           -------          -------
      Income.....................................................       $   106           $   265           $   44
      Expenses...................................................             0                 0                0
      Equity in undistributed income of subsidiary...............         4,528             3,533            3,507
                                                                        -------           -------          -------
      Net income.................................................         4,634             3,798            3,551
                                                                        -------           -------          -------
      Shareholders' equity, beginning of year....................        36,622            34,622           18,371
      Exercise of stock options..................................         1,161               152              106
      Proceeds from stock offering...............................                               0           12,592
      Purchase of treasury stock.................................        (1,028)           (1,929)               0
      Tax effect of stock options exercised......................           282                 0                0
      Change in unrealized gain on securities available for sale.        (6,631)              (21)               2
                                                                        -------           -------          -------
      Shareholders' equity, end of year..........................       $35,040           $36,622          $34,622
                                                                        =======           =======          =======

64 | REPUBLIC FIRST BANCORP Annual Report 1999

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                       1999              1998             1997
                                                                      -------           -------          -------
    Cash flows from operating activities:
       Net income..............................................       $ 4,634           $ 3,798          $ 3,551
       Adjustments to reconcile net income to net cash
          Provided by operating activities:
             Equity in undistributed income of subsidiary......        (4,528)           (3,533)          (3,507)
                                                                      -------           -------          -------
                Net cash provided by operating activities......           106               265               44
                                                                      -------           -------          -------
    Cash flows from investing activities:
       Purchase of subsidiary common stock.....................        (3,432)                0           (4,392)
                                                                      -------           -------          -------
                Net cash provided by investing activities......        (3,432)                0           (4,392)
                                                                      -------           -------          -------
    Cash from Financing Activities:
       Exercise of stock options...............................         1,162               110              106
       Proceeds from stock issuance............................             0                 0           12,592
       Purchase of treasury stock..............................        (1,028)           (1,929)               0
                                                                      -------           -------          -------
                Net cash provided by financing activities......           134            (1,819)          12,698
                                                                      -------           -------          -------
    Increase/(decrease) in cash................................        (3,192)           (1,554)           8,350
    Cash, beginning of period..................................         6,880             8,434               84
                                                                      -------           -------          -------
    Cash, end of period........................................       $ 3,688           $ 6,880          $ 8,434
                                                                      =======           =======          =======

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

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 65

      Shares outstanding under option and option price per share have been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in par value of the issuer's and acquirer's stock. These options and option prices have also been restated as a result of the 10% stock dividend paid on March 18, 1999 as well as two separate six-for-five stock splits effected in the form of 20% stock dividends. These dividends were paid on April 15, 1999 and March 27, 1998. Changes in total shares are as follows:

December 31, 1999:                                                                                                Weighted
                                                                                                                  Average
                                                                                              Weighted           Remaining
                                                                            Range of           Average           Contractual
                                                           Shares       Exercise Prices     Exercise Price       Life (Years)
                                                           ------       ---------------     --------------       ------------
      Outstanding at beginning of year...............      425,649       $1.95 to $2.65         $  2.50              4.3
                                                           236,958       $3.00 to $4.50         $  3.77              5.1
                                                           153,648            $4.85             $  4.85              7.8
                                                            63,030       $9.55 to $10.45        $ 10.26              9.4
      Granted during year............................      123,500       $6.62 to $8.18         $  7.60
      Exercised during year..........................      399,941       $2.31 to $4.86         $  2.91
      Forfeited during year..........................        8,404       $5.34 to $10.94        $  9.18
                                                           -------
      Outstanding at end of year.....................      184,227       $1.95 to $2.65         $  2.31              3.3
                                                           135,463       $3.00 to $4.02         $  4.01              6.4
                                                           135,040        4.85 to $6.62         $  5.38              7.6
                                                           139,930       $7.63 to $10.45        $  8.81              8.9
                                                           -------
                                                           594,660                              $  4.93              6.3
                                                           =======
      Options exercisable at end of year.............      184,227       $1.95 to $2.65         $  2.31              3.3
                                                           135,463       $3.00 to $4.02         $  4.01              6.4
                                                           135,040        4.85 to $6.62         $  5.38              7.6
                                                            48,038       $8.29 to $10.45        $ 10.16              8.5
                                                           -------
                                                           502,768                              $  4.36              5.8
                                                           =======

December 31, 1998:                                                                                                 Weighted
                                                                                                                   Average
                                                                                               Weighted           Remaining
                                                                            Range of            Average           Contractual
                                                           Shares       Exercise Prices     Exercise Price       Life (Years)
                                                           ------       ---------------     --------------       ------------
      Outstanding at beginning of year...............      478,010       $1.95 to $2.65         $  2.50              5.3
                                                           218,740       $3.00 to $4.50         $  3.77              6.0
                                                           155,232            $4.85             $  4.85              8.8
      Granted during year............................       63,030       $9.55 to $10.45        $ 10.26
      Exercised during year..........................       35,721       $1.95 to $4.85         $  2.44
      Forfeited during year..........................            0             N/A                  N/A
                                                           -------
      Outstanding at end of year.....................      425,649       $1.95 to $2.65         $  2.31              4.3
                                                           236,958       $3.00 to $4.02         $  3.68              5.1
                                                           153,648            $4.85             $  4.85              7.8
                                                            63,030       $9.55 to $10.45        $ 10.26              9.4
                                                           -------
                                                           879,285                              $  3.69
                                                           =======
      Options exercisable at end of year.............      425,649       $1.95 to $2.65         $  2.31              4.3
                                                           236,958       $3.00 to $4.02         $  3.68              5.1
                                                           153,648            $4.85             $  4.85              7.8
                                                           -------
                                                           816,255                              $  3.18              5.2
                                                           =======

66 | REPUBLIC FIRST BANCORP Annual Report 1999

December 31, 1997:                                                                                                  Weighted
                                                                                                                    Average
                                                                                                Weighted           Remaining
                                                                            Range of             Average           Contractual
                                                            Shares      Exercise Prices      Exercise Price       Life (Years)
                                                           ------       ---------------     --------------       ------------
      Outstanding at beginning of year...............      497,018       $1.95 to $2.65           $2.50              6.3
                                                           237,748       $3.00 to $4.50           $3.71              7.0
                                                           155,232            $4.85               $4.85              9.8
      Granted during year............................            0             N/A                  N/A
      Exercised during year..........................       38,016       $2.53 to $3.00           $2.76
      Forfeited during year..........................            0             N/A                  N/A
                                                           -------
      Outstanding at end of year.....................      851,982       $1.95 to $4.85           $3.14
                                                           =======
      Options exercisable at end of year.............      478,010       $1.95 to $2.65           $2.50              5.3
                                                           218,740       $3.00 to $4.50           $3.77              6.0
                                                           155,232            $4.85               $4.85              8.8
                                                           -------
                                                           851,982                                $3.14              6.2
                                                           =======

                                           Year ended                    Year ended                         Year ended
                                       December 31, 1999             December 31, 1998                  December 31, 1997
                                 --------------------------      -------------------------         ------------------------
                                 As Reported      Pro Forma      As Reported     Pro Forma         As Reported    Pro Forma
                                 -----------      ---------      -----------     ---------         -----------    ---------
      Net income................. $4,634,000     $4,176,000       $3,798,000     $3,675,000        $3,551,000    $3,143,000
      Basic earnings per share...    $0.77          $0.69            $0.63          $0.61             $0.75         $0.67
      Diluted earnings per share.    $0.74          $0.67            $0.59          $0.57             $0.69         $0.61

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

      The proforma compensation expense is based upon the fair value of the option at grant date. The weighted average fair value of the options granted in 1999 and 1998 were $3.60 and $4.63, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 1999 and 1998, respectively; dividend yield of 0% for both periods, expected volatility 35% for both periods, risk-free interest rate of 6.4% and 5.3% and an expected life of
6.3 years for both periods. There were no options granted in 1997.

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 67

17. Comprehensive Income

      The tax effects allocated to each component of "Comprehensive Income" are as follows:

     For the year ended December 31, 1999
     (dollars in thousands)
                                                                Before             Tax             Net of
                                                              Tax Amount         Benefit         Tax Amount
                                                              ----------         -------         ----------
     Unrealized gains on securities:
        Unrealized holding gains arising during
           the period.....................................     $(10,046)          $ 3,415         $ (6,631)
        Less: Reclassification adjustment for gains
           included in net income.........................            0                 0                0
                                                               --------           -------         --------
     Other comprehensive income...........................     $(10,046)          $ 3,415         $ (6,631)
                                                               ========           =======         ========
     For the year ended December 31, 1998
                                                                                   Tax
                                                                Before          (Expense)          Net of
                                                              Tax Amount         Benefit         Tax Amount
                                                              ----------         -------         ----------
     Unrealized gains on securities:
        Unrealized holding gains arising during
           the period.....................................     $    (48)          $    16         $    (32)
        Less: Reclassification adjustment for gains
           included in net income.........................           16                (5)              11
                                                               --------           -------         --------
     Other comprehensive income...........................     $    (32)          $    11         $    (21)
                                                               ========           =======         ========

     For the year ended December 31, 1997
                                                                                   Tax
                                                                Before          (Expense)          Net of
                                                              Tax Amount         Benefit         Tax Amount
                                                              ----------         -------         ----------
     Unrealized gains on securities:
        Unrealized holding gains arising during
           the period.....................................     $      3           $    (1)        $      2
        Less: Reclassification adjustment for gains
           included in net income.........................            0                 0                0
                                                               --------           -------         --------
     Other comprehensive income...........................     $      3           $    (1)        $      2
                                                               ========           =======         ========

18. Segment Reporting

      The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

      At December 31, 1999, Republic First Bancorp has three reportable segments; First Republic Bank, the Delaware Bank and the Tax Refund Program. The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

      The mortgage banking segment represented the Company's equity investment in Fidelity Bond and Mortgage, a mortgage banking operation which serviced and originated residential mortgage loans. Such investment was accounted for as an equity investment as the Company did not have control over Fidelity Bond and Mortgage.

      In 1998, the Company also had the mortgage banking segment, and did not have the Delaware Bank segment.

      In 1997, the Company's segment consisted of First Republic Bank and the Tax Refund Program.

68 | REPUBLIC FIRST BANCORP Annual Report 1999

      The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. The mortgage banking segment is evaluated based upon return on average equity and the Tax Refund Program is evaluated based upon income before provision for taxes.

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

      Segment information for the years ended December 31, 1999, 1998 and 1997 is as follows:

As of and for the years ended December 31, (dollars in thousands)

                                        1999                                 1998                           1997
                           --------------------------------    ---------------------------------   ----------------------------
                             First            Tax                First    Tax   Mortgage             First      Tax
                           Republic Delaware Refund            Republic  Refund   Bank             Republic    Refund
                             Bank    Bank    Program  Total       Bank   Program Affiliate  Total     Bank     Program    Total
                           -------- -------- ------- -------   --------  ------- --------- ------  --------   --------  --------
External customer
  revenues:
  Interest Income..........$39,333   $ 115   $    0  $39,448   $ 34,404  $    0  $     0  $34,404   $ 23,533   $    0  $ 23,533
  Other Income.............  1,057      33    2,715    3,805        760   2,490        0    3,250        388    2,312     2,700
                           -------   -----   ------  -------   --------  ------  -------  -------   --------   ------  --------
Total external
  customer revenues........ 40,390     148    2,715   43,253     35,164   2,490        0   37,654     23,921    2,312    26,233
Intersegment revenues:
  Interest Income..........      9      56        0       65          0       0        0        0          0        0         0
  Other Income.............     44       0        0       44          0       0        0        0          0        0         0
                           -------   -----   ------  -------   --------  ------  -------  -------   --------   ------  --------
Total intersegment
  revenues.................     53      56        0      109          0       0        0        0          0        0         0
                           -------   -----   ------  -------   --------  ------  -------  -------   --------   ------  --------
Total revenue.............. 40,443     204    2,715   43,362     35,164   2,490        0   37,654     23,921    2,312    26,233
                           -------   -----   ------  -------   --------  ------  -------  -------   --------   ------  --------
Depreciation and
  amortization.............    540      44        0      584        432       0        0      432        285        0       285
Other operating
  expenses - external
  (non-interest expense) ..  9,399     649      150   10,198     30,468     105        0   30,573     20,739       75    20,814
Interest expense........... 25,370     102        0   25,472     20,845       0        0   20,845     12,912        0    12,912
Equity interest in
  mortgage banking
  affiliate................      0       0        0        0          0       0    1,617    1,617         --       --        --
Interest expense
  intersegment.............     56       9        0       65          0       0        0        0          0        0         0
Other operating
  expenses intersegment          0      44        0       44          0       0        0        0          0        0         0
                           -------   -----   ------  -------   --------  ------  -------  -------   --------   ------  --------
Segment expenses........... 35,365     848      150   36,363     30,900     105    1,617   32,622     21,024       75    21,099
Segment income before
  taxes and extraordinary
  items....................  5,078    (644)   2,565    6,999      4,264   2,385  (1,617)    5,032      2,897    2,237     5,134
                           =======   =====   ======  =======   ========  ======  =======  =======   ========   ======  ========
Segment assets.............575,373  10,957        0  586,330    516,361       0       0   516,361    375,462        0   375,462
Capital expenditures.......    499   1,184        0    1,607      1,888       0   1,617     3,505      2,108        0     2,108

                                  REPUBLIC FIRST BANCORP Annual Report 1999 | 69