Form 10-K405/A
period 1999-12-31
REPUBLIC FIRST BANCORP INC
filed 2000-04-11
CIK 834285

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1
                                    ---------
(Mark One)
[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         (FEE REQUIRED)
                  For the fiscal year ended December 31, 1999
         OR
[   ]    TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________________________ to ____________________________

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

This amendment incorporates a paragraph and table related to the rate/volume discussion which was inadvertently omitted from Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of form 10-K filed on March 23, 2000.

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

                                                 Year Ended December 31,                        Year Ended December 31,
                                                 1999 vs. 1998                                  1998 vs. 1997
                                                 Change due to                                  Change due to
                                                 (dollars in thousands)                         (dollars in thousands)
                                  ------------------------------------------   --------------------------------------------------

                                    Average        Average       Increase         Average          Average           Increase
                                     Volume         Rate        (Decrease)        Volume             Rate           (Decrease)
                                  -------------  ------------  -------------   --------------   ---------------   ---------------
Interest earned on:
   Federal funds sold                  $  (173)    $    (10)        $  (183)         $   (82)        $     (6)            $  (88)
   Securities                              716         (546)            170            8,604           (2,616)             5,988
   Loans receivable (1)                  6,433       (1,376)          5,057           20,652          (15,681)             4,971
                                  -------------  ------------  -------------   --------------   ---------------   ---------------

Total interest income                    6,976       (1,932)          5,044           29,174          (18,303)            10,871
                                  -------------  ------------  -------------   --------------   ---------------   ---------------

Interest paid on:
  Demand deposits, money
    market and savings deposits            125          259             384              700             (377)               323
  Time deposits                             97         (488)           (391)           1,025               313             1,338
  Other borrowed funds                   3,785         (111)          3,674            8,485           (2,213)             6,272
                                  -------------  ------------  -------------   --------------   ---------------   ---------------

Total interest expense                   4,007         (340)          3,667           10,210           (2,277)             7,933
                                  -------------  ------------  -------------   --------------   ---------------   ---------------

  Net interest income                  $ 2,969     $ (1,592)         $1,377          $18,964        $ (16,026)            $2,938
                                  =============  ============  =============   ==============   ===============   ===============

(1) Includes loans held for sale

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



                                       REPUBLIC FIRST BANCORP, INC. [registrant]



Date: April 11, 2000                         By: /s/ Jere A. Young
                                                 -------------------------------
                                                 Jere A. Young
                                                 President and
                                                 Chief Executive Officer



Date: April 11, 2000                         By: /s/ George S. Rapp
                                                 -------------------------------
                                                 George S. Rapp,
                                                 Executive Vice President and
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date: April 11, 2000         /s/ Eustace W. Mita
                             --------------------------------
                             Eustace W. Mita, Director

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