Form 10-Q
period 2000-03-31
REPUBLIC FIRST BANCORP INC
filed 2000-05-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2000

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                      23-2486815
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   IRS Employer Identification
  incorporation or organization)                             Number

         1608 Walnut Street, Philadelphia, Pennsylvania        19103
--------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip code)

                                  215-735-4422
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

              6,343,838 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2000

                                  Page 1 of 35

                        Exhibit index appears on page 34

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                     3

Item 2:  Management's Discussion and Analysis of Financial Condition and     13
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk          16

Part II: Other Information

Item 1:  Legal Proceedings                                                   33

Item 2:  Changes in Securities and Use of Proceeds                           33

Item 3:  Defaults Upon Senior Securities                                     33

Item 4:  Submission of Matters to a Vote of Security Holders                 33

Item 5:  Other Information                                                   33

Item 6:  Exhibits and Reports on Form 8-K                                    34

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1: Financial Statements (unaudited)

                                                                                        Page Number


(1)      Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999................4

(2)      Consolidated Statements of Operations for three months ended
          March 31, 2000 and 1999..............................................................5

(3)      Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 1999..............................................................6

(4)      Notes to Consolidated Financial Statements............................................7


                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   as of March 31, 2000 and December 31, 1999
                                   (unaudited)

ASSETS:                                                   March 31, 2000    December 31, 1999
                                                          -------------      -------------
Cash and due from banks                                     $18,641,000        $20,789,000
Interest  bearing deposits with banks                           309,000            321,000
Federal Funds Sold                                            1,200,000                  0
                                                          -------------      -------------
Total cash and cash equivalents                              20,150,000         21,110,000

Securities available for sale, at fair value                164,009,000        169,285,000
Securities held to maturity at amortized cost                17,658,000         18,023,000
    (fair value of $17,623,000 and $18,038,000
     respectively)

Loans receivable (net of allowance for loan losses of
     $3,397,000 and $3,208,000, respectively)               366,020,000        354,748,000
Loans held for sale                                                   0          4,857,000
Premises and equipment, net                                   5,011,000          5,013,000
Real estate owned                                               643,000            643,000
Accrued income and other assets                              12,572,000         12,651,000
                                                          -------------      -------------

Total Assets                                               $586,063,000       $586,330,000
                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                               $35,275,000        $35,053,000
Demand - interest-bearing                                    28,000,000         19,174,000
Money market and savings                                     55,852,000         49,667,000
Time under $100,000                                         147,131,000        141,445,000
Time over $100,000                                           77,296,000         60,454,000
                                                          -------------      -------------
    Total Deposits                                          343,554,000        305,793,000

Other borrowed funds                                        198,605,000        236,640,000
Accrued expenses and other liabilities                        8,232,000          8,857,000
                                                          -------------      -------------

Total Liabilities                                           550,391,000        551,290,000
                                                          -------------      -------------

Shareholders' Equity:

Common stock par value $0.01 per share, 20,000,000
    shares authorized; shares issued and outstanding
    6,343,838 and 6,343,901 as of March 31, 2000 and
    December 31, 1999, respectively                              63,000             63,000
Treasury stock at cost (175,172 shares
    at March 31, 2000 and December 31, 1999)                 (1,541,000)        (1,541,000)
Additional paid in capital                                   32,083,000         32,083,000
Retained earnings                                            12,086,000         11,082,000
Accumulated other comprehensive loss, net of tax             (7,019,000)        (6,647,000)
                                                          -------------      -------------
Total Shareholders' Equity                                   35,672,000         35,040,000
                                                          -------------      -------------
Total Liabilities and Shareholders' Equity                 $586,063,000       $586,330,000
                                                          =============      =============

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (unaudited)

                                                2000            1999
                                            -----------     -----------
Interest income:
   Interest and fees on loans                $7,501,000      $6,275,000
   Interest on federal funds sold                 8,000           1,000
   Interest on investments                    3,204,000       2,858,000
                                            -----------     -----------
   Total interest income                     10,713,000       9,134,000
                                            -----------     -----------

Interest expense:
   Demand interest-bearing                       52,000          70,000
   Money market and savings                     528,000         371,000
   Time over $100,000                           897,000         344,000
   Time under $100,000                        2,009,000       2,464,000
   Other borrowings                           3,218,000       2,426,000
                                            -----------     -----------
   Total interest expense                     6,704,000       5,675,000
                                            -----------     -----------
Net interest income                           4,009,000       3,459,000
                                            -----------     -----------
Provision for loan losses                       200,000         250,000
                                            -----------     -----------
Net interest income after provision
     for loan losses                          3,809,000       3,209,000
                                            -----------     -----------

Non-interest income:
    Service fees                                313,000         155,000
    Tax Refund Program revenue                  181,000       2,715,000
    Other income                                 20,000          26,000
                                            -----------     -----------
                                                514,000       2,896,000
Non-interest expense:
   Salaries and benefits                      1,543,000       1,431,000
   Occupancy/equipment                          459,000         418,000
   Other expenses                               823,000       1,005,000
                                            -----------     -----------
                                              2,825,000       2,854,000
                                            -----------     -----------

Income before income taxes                    1,498,000       3,251,000
Provision for income taxes                      494,000       1,071,000
                                            -----------     -----------
   Income before cumulative effect of a
     change in accounting principle           1,004,000       2,180,000
   Cumulative effect of a change in
     accounting principle (Note 4)                 0.00         (63,000)
                                            -----------     -----------
Net income                                   $1,004,000      $2,117,000
                                            ===========     ===========

Net income per share-basic:
   Income before cumulative effect of a
     change in accounting principle               $0.16           $0.37
   Cumulative effect of a change in
     accounting principle (Note 4)                   --           (0.01)
                                            -----------     -----------
Net Income                                        $0.16           $0.36
                                            ===========     ===========

Net income per share-diluted:
   Income before cumulative effect of a
     change in accounting principle               $0.16           $0.35
   Cumulative effect of a change in
     accounting principle (Note 4)                   --           (0.01)
                                            -----------     -----------
Net Income                                        $0.16           $0.34
                                            ===========     ===========

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (unaudited)

                                                                        2000               1999
                                                                    ------------      ------------

Cash flows from operating activities:
     Net income                                                       $1,004,000        $2,117,000
     Adjustments to reconcile net income to net
        cash provided by operating activities
        Provision for loan losses                                        200,000           250,000
        Write down of other real estate owned                                  0            75,000
        Depreciation and amortization                                    116,000           256,000
        Decrease in loans held for sale                                4,857,000         4,417,000
        Increase/(decrease) in accrued income
           and other assets                                               79,000          (406,000)
        Decrease in accrued expenses
           and other                                                    (625,000)           (3,000)
        liabilities
          Net increase in deferred fees                                   26,000            31,000
                                                                    ------------      ------------
     Net cash provided by in operating activities                      5,657,000         6,737,000
                                                                    ------------      ------------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                                     0       (34,913,000)
           Held to Maturity                                                    0        (2,553,000)
     Proceeds from principal receipts, sales, and
           maturities of securities                                    5,088,000        14,039,000
     Net increase in loans                                           (11,298,000)      (10,455,000)
     Premises and equipment expenditures                                (133,000)         (271,000)
                                                                    ------------      ------------
     Net cash used in investing activities                            (6,343,000)      (34,153,000)
                                                                    ------------      ------------

Cash flows from financing activities:
     Net increase in demand, money
          market, and savings deposits                                15,233,000           595,000
     Net increase/(decrease) in borrowed funds less than             (13,035,000)        8,566,000
     Repayments of  borrowed funds greater than 90 days              (25,000,000)       17,600,000
     Net increase (decrease) in time deposits                         22,528,000        (6,950,000)
     Purchase of treasury stock                                                0        (1,028,000)
     Net proceeds from exercise of stock options                               0           315,000
                                                                    ------------      ------------
     Net cash provided/(used in) by financing activities                (274,000)       19,098,000
                                                                    ------------      ------------
(Decrease)/increase in cash and cash equivalents                        (960,000)        8,318,000
Cash and cash equivalents, beginning of period                        21,110,000        18,295,000
                                                                    ------------      ------------
Cash and cash equivalents, end of period                             $20,150,000        $9,977,000
                                                                    ============      ============
Supplemental disclosure:
     Interest paid                                                    $7,300,000        $5,541,000
                                                                    ============      ============
     Taxes paid                                                         $500,000                $0
                                                                    ============      ============

Non-cash transactions:
       Change in unrealized gain/(loss) on securities available
        for sale, net of tax                                           $(372,000)      $(1,516,000)
       Change in deferred tax liability due to change in
     loss on securities available for sale                              $193,000           $58,000
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

         The Company opened a second wholly-owned banking subsidiary in the state of Delaware. The newly formed bank, Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank opened for business on June 1, 1999 and offers many of the same services and financial products as First Republic Bank, described in
Part I, Item I of the Company's 1999 Form 10-K. The Delaware Bank also opened a Loan Production Office in Wilmington, Delaware during 1999 which will serve as a headquarters for the Delaware Bank's commercial bankers.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. These interim financial statements have been prepared in accordance with instructions to Form 10-Q. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission.

Note 2:  Summary of Significant Accounting Policies:

    Principles of Consolidation:
         The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and Republic First Bank of Delaware, (the "Banks"). Such statements have been presented in accordance with generally accepted accounting principles as it applies to the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

   Risks and Uncertainties and Certain Significant Estimates:
         The earnings of the Company depend on the earnings of the Banks. The Banks are heavily dependent upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

         Additionally, the Company had derived income from First Republic Bank's participation in a program (the "Tax Refund Program") which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds. Approximately $181,000 and $2.7 million in gross revenues were earned on these loans during the three months ended March 31, 2000 and 1999, respectively. The Bank terminated its participation in the program after 1999, and therefore did not participate in the tax refund program during 2000. However, the Bank was able to earn $181,000 in revenue represented by recoveries of delinquent receivables from prior years.

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


Note 4:  Cumulative Effect of a Change in Accounting Principle

During the first quarter of 1999, the Company expensed $94,000 which represented all of its business start-up costs, upon the adoption of the Statement of Position 98-5 "Reporting on the Costs of Startup Activities", on January 1, 1999. This statement requires costs of startup activities, including organization costs, to be expensed as incurred. This resulted in a $63,000 charge, net of an income tax benefit of $31,000, which was recorded as a cumulative effect of a change in accounting principle.

Note 5:  Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has three reportable segments; two community banking segments and the Tax Refund Program. The community banking segments are primarily comprised of the results of operation and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and Republic First Bank of Delaware. The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. The Tax Refund Program is evaluated based upon income before provision for income taxes.

         The Tax Refund Program was developed as a business segment to further expand the Company's products and services offered to consumers and businesses.

         The segment information presented below reflects that the Delaware Bank originated in June 1999, and therefore is not presented as a segment during the first quarter of 1999.

                                                   As of and for the three months ended March 31
                                                                (dollars in thousands)

                                                       2000                                     1999
                                                       ----                                     ----
                                   First                    Tax                    First       Tax
                                  Republic   Delaware      Refund                 Republic    Refund
                                   Bank        Bank       Program      Total        Bank      Program       Total
                                 --------    --------     --------    --------    --------    --------    --------
External customer revenues:
   Interest Income                $10,536        $231           $0     $10,767      $9,134          $0      $9,134
   Other Income                       317          18          181         516         181       2,715       2,896
                                 --------    --------     --------    --------    --------    --------    --------
Total external customer
  revenues                         10,853         249          181      11,283       9,315       2,715      12,030
                                 --------    --------     --------    --------    --------    --------    --------

Intersegment revenues:
   Interest Income                     69           0            0          69           0           0           0
   Other Income                        18           0            0          18           0           0           0
                                 --------    --------     --------    --------    --------    --------    --------
Total intersegement
  revenues                             87           0            0          87           0           0           0
                                 --------    --------     --------    --------    --------    --------    --------

Total Revenue                      10,940         249          181      11,370       9,315       2,715      12,030
                                 --------    --------     --------    --------    --------    --------    --------

Depreciation and amortization         112          23            0         135         146           0         146

Other operating expenses-
external                            9,364         286            0       9,650       8,483         150       8,633

Intersegment Expense:

Other operating expense                 0          18            0          18           0           0           0
Interest Expense                        0          69            0          69           0           0           0
                                 --------    --------     --------    --------    --------    --------    --------
Segment expenses                    9,476         396            0       9,872       8,629         150       8,779
                                 --------    --------     --------    --------    --------    --------    --------

Segment income before
 taxes and extraordinary
 items                             $1,464       ($147)        $181      $1,498        $686      $2,565      $3,251
                                 ========    ========     ========    ========    ========    ========    ========

Segment assets                   $574,367     $12,138           $0    $586,505    $536,570          $0    $536,570
                                 --------    --------     --------    --------    --------    --------    --------

Capital expenditures                 $109         $24           $0        $133        $271          $0        $271
                                 --------    --------     --------    --------    --------    --------    --------

Note 6:  Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan or otherwise. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. For the three month period ended March 31, 2000 and 1999, there were 179,930 and 41,250 CSEs that were antidilutive, respectively. These options may be dilutive in the future.

         The Company paid a 10% stock dividend on March 18, 1999. All relevant financial data contained herein has been retroactively restated as if the dividend had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three months ended March 31, 2000 and 1999.

                                                                 1st Quarter
                                                   2000                           1999
                                      ------------------------------- ------------------------------
Income before  cumulative  effect of
a change in accounting principle
(numberator for both calculations)
                                             Shares        Per Share         Share        Per Share
Weighted average shares
   For period                              6,168,729                      5,889,500
Basic EPS                                                      $0.16                          $0.37
Add common stock equivalents
 representing dilutive stock options         136,190                        395,821
                                             -------                        -------

Effect on basic EPS of dilutive CSE                           $(0.00)                        $(0.02)
                                                                                            -------
Equals total weighted average
     Shares and CSE (diluted)              6,304,919                      6,285,321
                                           =========                      =========
Diluted EPS                                                    $0.16                          $0.35
                                                               -----                          =====


         The impact of the cumulative effect of a change in accounting principle on the quarter-to-date 1999 EPS was to lower the numerator by $63,000 and the resulting basic and diluted EPS by $0.01.

  Note 7:         Comprehensive Income

   The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(dollar amounts in thousands)                                      Three months ended
                                                                        March 31
                                                           -----------------------------------
                                                                      2000               1999
                                                           ----------------    ---------------
Net income                                                          $1,004             $2,117

Other comprehensive income, net of tax:
    Unrealized losses on securities:
         Net unrealized holding losses during the period              (372)            (1,001)
         Less:  Reclassification adjustment for gains
              Included in net income                                     0                  0
                                                           ----------------    ---------------
Comprehensive income                                                 $ 632             $1,116
                                                           ================    ===============

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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Quarterly Reports on Form 10-Q, filed by the Company in 1999, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Three Months Ended March 31, 2000 Compared to March 31, 1999

Results of Operations:

Overview

         The Company's net income decreased $1,113,000 to $1.0 million for the three months ended March 31, 2000, from $2.1 million for the three months ended March 31, 1999. This decrease is primarily a result of the decrease in revenue from the Tax Refund program. During the first quarter of 1999 the Company participated in the program and earned revenues of $2.7 million. In the first quarter of 2000 the Company did not participate in the Tax Refund program and earned $181,000 in revenue during the quarter representing recoveries of delinquent loans from prior years. Diluted earnings per share for the three months ended March 31, 2000 was $0.16 compared to $0.34, for the three months ended March 31, 1999, due to the decrease in net income.

Analysis of Net Interest Income

         Historically, the Company's earnings have depended heavily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

         The Company's net interest income increased $550,000, or 15.9%, to $4.0 million for the three months ended March 31, 2000 from $3.5 million for the three months ended March 31, 1999. The increase in net interest income was primarily due to an increase in average interest-earning assets of $63.2 million due to increased commercial and real estate loan production. This increase was also attributable to an increase in the average rate on interest earning assets of 25 basis points, from 7.49% as of March 31, 1999 to 7.74% as of March 31, 2000. This increase was mainly due to the increases in prime rate.

         The Company's total interest income increased $1.6 million, or 17.3%, to $10.7 million for the three months ended March 31, 2000 from $9.1 million for the three months ended March 31, 1999. Interest and fees on loans increased $1.2 million, or 19.5%, to $7.5 million for the three months ended March 31, 2000 from $6.3 million for the three months ended March 31, 1999. This increase was due primarily to an increase in average loans outstanding for the period of $49.2 million. Interest and dividend income on securities increased $346,000, or 12.1%, to $3.2 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. This increase in investment income was the result of an increase in yield on the securities portfolio of 28 basis points and by an increase in the average balance of securities owned of $13.4 million, to $195.1 million for the three months ended March 31, 2000 from $181.7 million for the three months ended March 31, 1999.

         The Company's total interest expense increased $1.0 million, or 18.1%, to $6.7 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999. This increase was due to an increase in the volume of average interest-bearing liabilities of $60.0 million, or 13.7%, to $498.6 million for the three months ended March 31, 2000 from $438.6 million for the three months ended March 31, 1999. The average rate paid on interest-bearing liabilities increased 14 basis points to 5.39% for the three months ended March 31, 2000 from 5.25% for the three months ended March 31, 1999 due primarily to the increase in average rates paid on other borrowings and certain deposit accounts in response to generally higher interest rates.

         Interest expense on time deposits increased $98,000 or 3.5%. This increase was primarily due to a decrease in the average rate of interest paid on time deposits 10 basis points from 5.93% at March 31, 1999 to 5.83% at March 31, 2000, which was more than offset by an increase in average volume of certificates of deposit of $8.1 million, or 4.2%, to $200.1 million for the three months ended March 31, 2000 from $191.9 million for the three months ended March 31, 1999.

         Interest expense on FHLB advances and overnight federal funds purchased was $3.2 million for the three months ended March 31, 2000 compared to $2.4 million for the three months ended March 31, 1999. This increase was due to an increase in the average volume of other borrowed funds of $36.4 million to $226.9 million for the three months ended March 31, 2000 from $190.5 million for the three months ended March 31, 1999. The average rate of interest paid on other borrowed funds increased 53 basis points from 5.16% at March 31, 1999 to 5.69% at March 31, 2000, due to generally higher interest rates.

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $200,000 and $250,000 for the three months ended March 31, 2000 and 1999, respectively. The amounts recorded in 2000 and 1999 were the amounts management considered necessary to increase the allowance for loan losses in an amount that reflects the known and inherent losses in the portfolio. As of March 31, 2000 and 1999 the allowance for loan losses to total loans, net of deferred loan fees was 0.92% and 0.84%, respectively.

Non-Interest Income

         Total non-interest income decreased $2.4 million to $514,000 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. This was mainly attributable to a $2.5 million decrease in revenues related to the Tax Refund Program. This decrease results from the termination of our participation in the Tax Refund Program after the 1999 tax preparation season. Non-interest income from service fees on deposit accounts and pre-payment penalty and forfeited commitment fees on loans increased $158,000 or 101.9% from $155,000 for the three months ended March 31, 1999, as a result of increased business development in transaction based accounts.

Non-Interest Expenses

         Total non-interest expenses decreased $29,000 to $2.8 million for the three months ended March 31, 2000. Salaries and benefits increased $112,000, or 7.8%, to $1.5 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The increase was due primarily to an increase in staff of First Republic Bank, as well as the opening of the Delaware Bank and normal merit increases.

         Occupancy and equipment expenses increased $41,000, or 9.8%, to $459,000 for the three months ended March 31, 2000 from $418,000 for the three months ended March 31, 1999 primarily as a result of the opening of the Delaware Bank on June 1, 1999.

         Other non-interest expense decreased $182,000, to $823,000 for the three months ended March 31, 2000 from $1.0 million for the same period in 1999. This was mainly due to the accrual of a legal settlement for $233,000 during the first quarter of 1999. The Company also recorded a write-down of its only property held in other real estate owned, of $75,000, during the first quarter of 1999. The absence of these expenses in 2000 were partially offset by the growth of the Company and business development activities.

Provision for Income Taxes

         The provision for income taxes decreased $577,000, or 53.9%, to $494,000 for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. This decrease is mainly the result of the decrease in pre-tax income from 1999 to 2000. For the quarter ended March 31, 1999, the Company recorded an income tax benefit of $31,000 in connection with the cumulative effect of a change in accounting principle, upon the adoption of SOP 98-5.

Financial Condition:

March 31, 2000 Compared to December  31, 1999

         Total assets remained virtually unchanged at $586.1 million at March 31, 2000 from $586.3 million at December 31, 1999. Net loans (including loans held for sale) increased $6.4 million, or 1.8%, to $366.0 million at March 31, 2000 from $359.6 million at December 31, 1999. Investment securities decreased $5.6 million, or 3.0%, to $181.7 million at March 31, 2000 from $187.3 million at December 31, 1999.

         Cash and due from banks, interest-bearing deposits, and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $960,000 or 4.5% to $20.2 million at March 31, 2000 from $21.1 million at December 31, 1999.

         Total liabilities decreased $899,000 or 0.2%, to $550.4 million at March 31, 2000 from $551.3 million at December 31, 1999. Deposits, the Company's primary source of funds, increased $37.8 million, 12.3% to $343.6 million at March 31, 2000 from $305.8 million at December 31, 1999. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $15.2 million to $119.1 million at March 31, 1999 from $103.9 million at December 31, 1999. Certificates of deposit increased by $22.5 million, or 11.2%, to $224.4 million at March 31, 2000 from $201.9 million at December 31, 1999.

         Other borrowed funds were $198.6 million at March 31, 2000 as compared to $236.6 million at December 31, 1999. The decrease was primarily the result of the Company's decision to put more emphasis on deposit gathering and less reliance on other borrowed funds.


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

         The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income under a broad range of interest rate environments. Management uses gap analysis and simulation models to attempt to monitor effects of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide dependable and steady growth in net interest income regardless of the behavior of interest rates.

         The following tables present a summary of the Company's interest rate sensitivity GAP at March 31, 2000. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                                     Republic First Bancorp
                                                                     Interest Sensitive Gap
(dollars in thousands)                                               as of March 31, 2000
                                                                                                        More    Financial
                            0-90     91-180    181-365      1-2        2-3         3-4        4-5      than 5   Statement   Fair
                            Days      Days      Days       Years      Years       Years      Years     Years      Total     Value
Interest Sensitive Assets:
Securities and interest
bearing balances due
from banks               $ 25,032   $ 7,795    $ 11,030   $12,384     $12,115    $12,352    $11,252    $90,907  $182,867  $182,832

  Average interest rate     6.59%     6.32%       6.48%     6.49%       6.46%      6.44%      6.43%      6.44%

Loans receivable (1)      121,710    11,916      25,365    44,258      38,464     31,440     37,872     54,995   366,020   365,590

  Average interest rate     9.29%     8.18%       8.22%     8.15%       8.26%      8.11%      8.13%      7.19%

Total                     146,742    19,711      36,395    56,642      50,579     43,792     49,124    145,902   548,887   548,422
                        ---------------------------------------------------------------------------------------
Cumulative Totals       $ 146,742  $166,453   $ 202,848  $259,490    $310,069   $353,861   $402,985   $548,887
                        =======================================================================================

Interest Sensitive
 Liabilities:

Demand Interest Bearing  $ 11,586     $ 356       $ 711    $1,422      $1,422     $1,422     $1,422     $9,660   $28,000  $ 28,000

  Average interest rate     1.08%     1.08%       1.08%     1.08%       1.08%      1.08%      1.08%      1.08%

Savings Accounts            2,195        67         133       266         266        266        266     $1,809     5,269     5,269

  Average interest rate     1.97%     1.97%       1.97%     1.97%       1.97%      1.97%      1.97%      1.97%

Money Market Accounts      21,553       629       1,258     2,515       2,515      2,515      2,515    $17,084    50,583    50,583

  Average interest rate     4.47%     4.47%       4.47%     4.47%       4.47%      4.47%      4.47%      4.47%

Time Deposits              32,828    32,697      76,918    72,527       2,003      3,450      4,002          2   224,427   223,334

  Average interest rate     5.41%     5.59%       5.69%     6.14%       5.68%      5.86%      6.46%      5.83%

FHLB Borrowings            13,605    25,000      37,500   117,500       5,000          -          -          -   198,605   199,024

  Average interest rate     5.00%     4.82%       5.99%     6.06%       6.05%      0.00%      0.00%      0.00%

Total                      81,767    58,748     116,520   194,230      11,206      7,653      8,205     28,555   506,884   506,210
                        --------------------------------------------------------------------------------------- --------- --------

Cumulative Totals        $ 81,767  $140,515    $257,035  $451,265    $462,471   $470,124   $478,329    $506,884
                        =======================================================================================

Interest Rate
 sensitivity GAP         $ 64,975  $(39,037)   $(80,125 $(137,588)    $39,373    $36,139    $40,919    $117,347

Cumulative GAP           $ 64,975   $25,938    $(54,187 $(191,775)  $(152,402) $(116,263)  $(75,344)   $42,003

Interest Sensitive
 Assets/Interest
 Sensitive Liabilities    179.46%    33.55%      31.23%    29.16%     451.36%    572.22%    598.71%    510.95%

Cumulative GAP/
Total Earning Assets          12%        5%        -10%      -35%        -28%       -21%       -14%         8%

Total Earning Assets    $ 548,887
                        ==========

Off balance sheet items
 notional value:
Commitments to
 extend credit            $ 2,929   $17,313                                                                      $20,242      $202
                        --------------------                                                                  ----------  --------
Average interest rate       8.75%     9.25%

(1) Includes loans held for sale.

           In addition to the GAP analysis, the Company utilized income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities and general market conditions.

           Through the use of income simulation modeling, the Company has calculated an estimate of net interest income for the year ending March 31, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2000. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending Mach 31, 2001 and December 31, 2000.

                                          Percentage Change
 Rate shocks to interest rates    3/31/01                     12/31/00
 -----------------------------    -------                     --------
              +2%                   4.6                        (1.9%)
              +1%                   2.9                        (1.2)
              -1%                  (1.7)                        0.1
              -2%                  (5.6)                        1.0

           The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of a change in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

Capital Resources
         The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.05% and 14.17% at March 31, 2000 and December 31, 1999 , respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on March 31, 2000 and December 31, 1999 was 12.09% and 13.15%, respectively. At March 31, 2000 and December 31, 1999, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania State guidelines.

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At March 31, 2000 and December 31, 1999, the leverage ratio was 7.32% and 7.30%, respectively. Accordingly, at March 31, 2000 and December 31, 1999, the Company was considered "well capitalized" under FRB and FDIC regulations.

         The Company's shareholders' equity as of March 31, 2000 and December 31, 1999 was $35,672,000 and $35,040,000, respectively. Book value per share of the Company's common stock increased from $5.68 as of December 31, 1999 to $5.78 as of March 31, 2000. This increase was mainly attributable to the earnings during the first quarter of 2000.

Regulatory Restrictions on Dividends

         Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the any dividends declared by the Company would be limited to $9.4 million as of March 31, 2000.

         State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Banks to pay dividends to the Company.

         Other regulatory requirements and policies may also affect the payment of dividends to the Company by the Banks. If, in the opinion of the FRB, the Banks are engaged in, or are about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), the FRB may require, after notice and hearing, that the Banks cease and desist from such practice. The FRB has formal and informal policies providing that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Regulatory Capital Requirements

         Federal banking agencies impose three minimum capital requirements on the Company's risk-based capital ratios based on total capital, "Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks. The Banks and the Company are subject to periodic examinations by regulatory agencies. The result of such examinations could require the Banks and the Company to increase the level of regulatory capital ratios.

         The following table presents the Company's capital regulatory ratios at March 31, 2000 and December 31, 1999:

                                                      Actual                      For Capital                  To be well
                                                                               Adequacy purposes         capitalized under FRB
                                                                                                          capital guidelines
                                             Amount            Ratio       Amount            Ratio      Amount            Ratio
At March 31, 2000
    Total risk based capital
        First Republic Bank                  38,887            11.38%      27,342            8.00%      34,178            10.00%
        Republic First Bank of DE             3,261            34.85%         749            8.00%         936            10.00%
        Republic First Bancorp, Inc.         45,838            13.05%      28,091            8.00%      35,113            10.00%
    Tier one risk based capital
        First Republic Bank                  35,600            10.42%      13,671            4.00%      20,507             6.00%
        Republic First Bank of DE             3,151            33.68%         374            4.00%         561             6.00%
        Republic First Bancorp, Inc.         42,441            12.09%      14,045            4.00%      21,068             6.00%
    Tier one leveraged capital
        First Republic Bank                  35,600             6.29%      28,319            5.00%      28,319             5.00%
        Republic First Bank of DE             3,151            23.84%         661            5.00%         661             5.00%
        Republic First Bancorp, Inc.         42,441             7.32%      28,980            5.00%      28,980             5.00%

                                                      Actual                      For Capital                  To be well
                                                                               Adequacy purposes         capitalized under FRB
                                                                                                          capital guidelines
                                             Amount            Ratio       Amount            Ratio      Amount            Ratio
At December 31, 1999
   Total risk based capital
      First Republic Bank                    37,591            11.75%      25,593            8.00%      31,992            10.00%
      Republic First Bank of DE               3,086            34.52%         715            8.00%         894            10.00%
      Republic First Bancorp, Inc.           44,646            14.17%      25,202            8.00%      31,503            10.00%
   Tier one risk based capital
      First Republic Bank                    34,469            10.77%      12,797            4.00%      19,195             6.00%
      Republic First Bank of DE               3,000            33.55%         358            4.00%         536             6.00%
      Republic First Bancorp, Inc.           41,438            13.15%      12,601            4.00%      18,902             6.00%
   Tier one leveraged capital
      First Republic Bank                    34,469             6.14%      28,049            5.00%      28,049             5.00%
      Republic First Bank of DE               3,000            40.70%         369            5.00%         369             5.00%
      Republic First Bancorp, Inc.           41,438             7.30%      28,369            5.00%      28,369             5.00%

         Management believes that the Company meets as of March 31, 2000 and December 31, 1999, all capital adequacy requirements to which it is subject. As of March 31, 2000 and December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Company's category.

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

         The Company's liquid assets totaled $20.2 million at March 31, 2000 compared to $21.1 million at December 31, 1999. Maturing and repaying loans are another source of asset liquidity. At March 31, 2000, the Company estimated that an additional $160.0 million of loans will mature or repay in the next one year period ending March 31, 2001.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At March 31, 2000, the Banks had $72.5 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $27.4 million at December 31, 1999. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

         At March 31, 2000, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $20.2 million. Certificates of deposit which are scheduled to mature within one year totaled $142.4 million at March 31, 2000, and borrowings that are scheduled to mature within the same period amounted to $26.1 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established lines of credit from its correspondent, in the amount of $10.0 million, to assist in managing the Bank's liquidity position. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $261.2 million. As of March 31, 2000 and December 31, 1999, the Company had borrowed $198.6 and $236.6, respectively, under its lines of credit.

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

         Management presently believes that the effect on the Banks of any future rise in interest rates, reflected in higher cost of funds, would be detrimental since the amount of the Banks' interest bearing liabilities which would reprice, are greater than the Banks' interest earning assets which would reprice, over the next twelve months. However, a decrease in interest rates generally could have a positive effect on the Banks, due again to the timing difference between repricing the Banks' liabilities, primarily certificates of deposit and other borrowed funds, and the largely automatic repricing of its existing interest-earning assets. As of March 31, 2000, 16.1% of the Banks' interest-bearing deposits and other borrowings were to mature, and be repriceable, within three months, and an additional 6.7% were to mature, and be repriceable, within three to six months.

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

Securities Portfolio

         At March 31, 2000, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $174.6 million and $164.0 million as of March 31, 2000. The net unrealized loss on securities available-for-sale, as of this date, was $7.0 million.

         The following table represents the carrying and estimated fair values of Investment Securities at March 31, 2000.

                                                        Gross             Gross
                                   Amortized         Unrealized        Unrealized
Available-for-Sale                   Cost               Gain              Loss              Fair Value
                              --------------------------------------------------------------------------
Mortgage-backed                   $173,100,000         $720,000      ($11,356,000)          $162,464,000
U.S. Government Agencies             1,544,000            6,000            (5,000)             1,545,000
                              --------------------------------------------------------------------------
Total Available-for-Sale          $174,644,000         $726,000      ($11,361,000)          $164,009,000
                              --------------------------------------------------------------------------

                                                        Gross             Gross
                                   Amortized         Unrealized        Unrealized
Held-to-Maturity                     Cost               Gain              Loss              Fair Value
                              --------------------------------------------------------------------------

Mortgage-backed                       $939,000               $0           ($1,000)              $938,000
US Government Agencies               2,332,000            1,000           (31,000)             2,302,000
Other                               14,387,000            5,000            (9,000)            14,383,000
                              --------------------------------------------------------------------------
Total Held-to-Maturity             $17,658,000           $6,000          ($41,000)           $17,623,000
                              --------------------------------------------------------------------------


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

         The Company's net loans increased $6.4 million, or 1.8%, to $366.0 million at March 31, 2000 from $359.6 million at December 31, 1999 (including loans held for sale), which were primarily funded by an increase in other borrowed funds.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                        As of March 31, 2000                 As of December 31, 1999
                                      ----------------------------------------------------------------------------
                                            Balance          % of Total           Balance           % of Total
                                      ----------------------------------------------------------------------------
Commercial:
   Real Estate Secured (1)                       $177,698             48.1              183,783              50.7
   Non Real Estate Secured                         43,965             11.9               41,067              11.3
                                      ----------------------------------------------------------------------------
                                                  221,663             60.0              224,850              62.0

Residential Real Estate                           145,575             39.4              136,129              37.5
Consumer & Other                                    2,179              0.6                1,834               0.5
                                      ----------------------------------------------------------------------------
Total Loans (1)                                   369,417           100.0%              362,813            100.0%

Less allowance for loan losses                    (3,397)                               (3,208)
                                      --------------------                  --------------------

Net loans                                        $366,020                              $359,605
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

         The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                              March 31,          December 31,
                                                                2000                  1999
                                                 ---------------------------------------------
Loans accruing, but past due 90 days or
   more                                                        $521,000              $333,000
Non-accrual loans                                             3,147,000             1,778,000
                                                 ---------------------------------------------
Total non-performing loans (1)                                3,668,000             2,111,000
Foreclosed real estate                                          643,000               643,000
                                                 ---------------------------------------------

Total non-performing assets (2)                              $4,311,000            $2,754,000
                                                 =============================================

Non-performing loans as a percentage
   of total loans net of unearned
   income (3)                                                     0.99%                 0.58%
Non-performing assets as a percentage of total
   assets                                                         0.74%                 0.47%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)  Includes loans held for sale

         Total non-performing loans increased by $1.6 million to $3.7 million at March 31, 2000 from $2.1 million at December 31, 1999. Total non performing assets increased by $1.6 million at March 31, 2000 to $4.3 million from $2.8 million at December 31, 1999. The increase in non-performing loans and non-performing assets are primarily due to loans to one borrower totaling $1.4 million that were placed on non-accrual status during the first quarter of 2000. Management believes that collateral pledged against these loans is adequate to protect the Bank from losses associated with these credits.

         The Company had delinquent loans as of March 31, 2000 and December 31, 1999 as follows; (i) 30 to 59 days past due, consisted of commercial, and consumer and home equity loans in the aggregate principal amount of $3,479,000 and $3,403,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $69,000 and $169,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At March 31, 2000 and December 31, 1999, substandard loans totaled approximately $5,794,000 and $2,172,000 respectively; and doubtful loans totaled approximately $129,000 and $0 respectively. This increase was primarily the result of classifying loans made to two different borrowers for $2.0 million and $1.4 million as substandard. The $1.4 million credit is included in the non-performing loan and asset totals above. Management believes that there is sufficient collateral securing both of these credits to protect the Bank from potential losses associated with these credits.

         At March 31, 2000, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $78.5 million, which represented 21.3% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2000, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $2.8 million as of March 31, 2000.

         The Company had no credit exposure to "highly leveraged transactions" at March 31, 2000, as defined by the FRB.

Allowance for Loan Losses

         A detailed analysis of the Company's allowance for loan losses for the three months ended March 31, 2000, and 1999 and the twelve months ended December 31, 1998:

                                                For the             For the              For the
                                              three months        twelve months       three months
                                                 ended                ended              ended
                                             March 31, 2000      December 31, 1999    March 31, 1999
                                             -------------       -------------       -------------
Balance at beginning of period .............    $3,208,000          $2,395,000          $2,395,000
Charge-offs:
   Commercial ..............................        34,000              91,000              12,000
   Real estate .............................             0                   0               1,000
   Consumer ................................             0             117,000                   0
                                             -------------       -------------       -------------

      Total charge-offs ....................        34,000             208,000              13,000
                                             -------------       -------------       -------------
Recoveries:
   Commercial ..............................        23,000             124,000              20,000
   Real estate .............................             0                   0                   0
   Consumer ................................             0              17,000               1,000
                                             -------------       -------------       -------------

      Total recoveries .....................        23,000             141,000              21,000
                                             -------------       -------------       -------------
Net charge-offs/(recoveries) ...............        11,000              67,000              (8,000)
                                             -------------       -------------       -------------
Provision for loan losses ..................       200,000             880,000             250,000
                                             -------------       -------------       -------------

   Balance at end of period ................     3,397,000          $3,208,000          $2,653,000
                                             =============       =============       =============

   Average loans outstanding (1)(2) ........  $359,015,000        $322,363,000        $309,771,000
                                             =============       =============       =============


   Net charge-offs/Recoveries ..............          0.00%               0.02%              (0.00%)
   Provision for loan losses ...............          0.06%               0.27%               0.08%
   Allowance for loan losses ...............          0.95%               1.00%               0.86%
Allowance for loan losses to:
   Total loans, net of unearned income .....          0.92%               0.90%               0.84%
   Total non-performing loans ..............          0.93%             151.97%             144.66%

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

         The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors. The Board of Directors reviews the finding of the loan review program on a bi-monthly basis.

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

                                                       At March 31, 2000                 At December 31, 1999
                                                       -----------------                 --------------------
                                                                Percent of Loans                  Percent of Loans
                                                                In Each Category                  In Each Category
                                                  Amount          To Loans (1)         Amount       to Loans (1)
                                                  ------          ------------         ------       ------------

Allocation of allowance for loan losses:
   Commercial                                           $2,667               60.0%         $2,119            61.98%
   Residential real estate                                 230               39.4%            423            37.54%
   Consumer and other...                                    86                0.6%             84             0.51%
   Unallocated                                             414                0.0%            582                0%
                                             ------------------                    ---------------

      Total                                         $3,397,000             100.00%         $3,208           100.00%
                                             ==================                    ===============

         The unallocated allowance decreased $168,000 to $414,000 at March 31, 2000 from $582,000 at December 31, 1999. The Company's internal loan guidelines require all classified credits to have a specific reserve allocated to the credit, even though management believes the loan to be adequately collateralized. The Company allocated a portion of the amount previously unallocated to a specific loan that was downgraded during the first quearter 2000, which caused the unallocated poriton of the allowance for loan losses to decrease. Management believes the collatoral pledged against this loan is adequate to protect the bank form losses associated with this credit.

(1)      Includes loans held for sale


Deposit Structure

         Total deposits at March 31, 2000 consisted of approximately $35.3 million in non-interest-bearing demand deposits, approximately $28.0 million in interest-bearing demand deposits, approximately $55.9 million in savings deposits and money market accounts, approximately $147.1 million in time deposits under $100,000, and approximately $77.3 million in time deposits greater than $100,000. In general, the Banks pay higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Company's deposit liabilities may fluctuate from period-to-period.

         The following table is a distribution of the balances of the Company's average deposit balances and the average rates paid therein for the three months ended March 31, 2000 and the year ended December 31, 1999.

                                                                          Deposit Table

                                                   For the three months ended        For the twelve months ended
                                                         March 31, 2000                   December 31, 1999
                                             ------------------------------------------------------------------------
                                                      Average                             Average
                                                      Balance           Rate              Balance            Rate
Non-interest-bearing balances                        $34,169,000         0.00%          $45,547,000         0.00%
                                             =====================================================================

Money market and savings deposits                     52,151,000         4.06%           45,547,000         3.77%
Time deposits                                        200,055,000         5.83%          193,430,000         5.84%
Demand deposits, interest-bearing                     19,496,000         1.07%           13,752,000         1.35%
                                             ---------------------------------------------------------------------

Total interest-bearing deposits                     $271,702,000         5.15%         $252,729,000         5.22%
                                             =====================================================================

The following is a breakdown, by contractual maturities, of the Company's time deposits issued in denominations of $100,000 or more as of March 31, 2000 and December 31, 1999.

                                                       March 31,           December 31,
                                                         2000                  1999
                                             -------------------------------------------
Maturing in:
   Three months or less                               $12,524,000           $11,575,000
   Over three months through six months                16,749,000            10,695,000
   Over six months through twelve months               29,400,000            24,135,000
   Over twelve months                                  16,623,000            14,049,000
                                             -------------------------------------------
Total                                                 $77,296,000           $60,454,000
                                             ===========================================


Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At March 31, 2000 and December 31, 1999, firm loan commitments approximated $17.3 million and $17.5 million respectively and commitments of standby letters of credit approximated $2,929,000 and $2,394,000, respectively.

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

Part II  Other Information

Item 1: Legal Proceedings
        -----------------

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


Item 2:  Changes in Securities and use of proceeds
         -----------------------------------------
         None

Item 3:  Defaults upon Senior Securities
         -------------------------------
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the re-election of certain directors of the Company and to make certain amendments to the Company's 1996 Stock Option and Restricted Stock Plan to increase the number of shares reserved for issuance thereunder from 792,000 to 1,400,000 shares, was held on the 25th day of April, 2000 at 4:00 p.m., at the Crown Plaza 1800 Market Street, Philadelphia, Pennsylvania, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to received notice of said meeting, 33 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 6,343,901 shares of common stock, of which 6,343,901 shares were entitled to vote. A total of 5,188,907 shares were voted. No nominee received less than 85.7% of the voted shares. Therefore, pursuant to such approval, the following Directors were re-elected to the Company:

         Daniel S. Berman
         Eustace Mita
         James E. Schleif
         Harris Wildstein

With respect to the amendment of the Company's 1996 Stock Option and Restricted Stock Plan to increase the number of shares reserved for issuance thereunder from 792,000 to 1,400,000 shares. Shares voted for the amendment were 2,158,040, shares voted against the amendment were 865,684 and shares abstained were 42,302. The amendment was approved.

Item 5:  Other Information
         -----------------
         None

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

          Exhibit No.
          -----------

          10   Amended and Restated Material Contracts.- None

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

 ** Incorporated by reference in the Company's Form 10-K, filed March 23, 2000.

Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Republic First Bancorp, Inc.



                         Jere A. Young
                         President and Chief Executive Officer



                         George S. Rapp
                         Executive Vice President and Chief Financial Officer




Dated:  May 11, 2000