Form 10-Q
period 2000-06-30
REPUBLIC FIRST BANCORP INC
filed 2000-08-11
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2000

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

                     YES        X                       NO
                             -------                          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              6,343,838 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2000

                                  Page 1 of 39

                        Exhibit index appears on page 38

                                TABLE OF CONTENTS

                                                                           Page
Part I:  Financial Information

Item 1: Financial Statements (unaudited)                                      3

Item 2:   Management's Discussion and Analysis of Financial Condition and    15
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk          24

Part II: Other Information

Item 1: Legal Proceedings                                                    37

Item 2: Changes in Securities and Use of Proceeds                            37

Item 3: Defaults Upon Senior Securities                                      37

Item 4: Submission of Matters to a Vote of Security Holders                  37

Item 5: Other Information                                                    37

Item 6: Exhibits and Reports on Form 8-K                                     37

                         PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements (unaudited)


                                                                                                  Page Number

(1)   Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.........................    4

(2)   Consolidated Statements of Operations for  three and six months ended
      June 30, 2000 and 1999........................................................................    5

(3)   Consolidated Statements of Cash Flows for the six months ended
      June 30, 2000 and 1999........................................................................    7

(4)   Notes to Consolidated Financial Statements....................................................    8


                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    as of June 30, 2000 and December 31, 1999
                     Dollars in Thousands, Except Share Data
                                   (unaudited)

ASSETS:                                                                           June 30, 2000               December 31, 1999
                                                                            -------------------------     -------------------------
Cash and due from banks                                                                      $22,102                    $20,789
Interest  bearing deposits with banks                                                          1,020                        321
Federal funds sold                                                                             9,119                         --
                                                                            -------------------------     -------------------------
Total cash and cash equivalents                                                               32,241                     21,110

Securities available for sale, at fair value                                                 158,276                    169,285
Securities held to maturity at amortized cost
(Fair value of $17,839 and $18,038,  respectively)                                            17,861                     18,023

Loans receivable (net of allowance for loan losses of
     $3,644 and $3,208, respectively)                                                        386,553                    354,748
Loans held for sale                                                                               --                      4,857
Premises and equipment, net                                                                    4,913                      5,013
Real estate owned, net                                                                           643                        643
Accrued income and other assets                                                               13,211                     12,651
                                                                            -------------------------     -------------------------

Total Assets                                                                                $613,698                   $586,330
                                                                            =========================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                                $43,657                    $35,053
Demand - interest-bearing                                                                     24,763                     19,174
Money market and savings                                                                      62,155                     49,667
Time under $100,000                                                                          165,674                    141,445
Time over $100,000                                                                            82,548                     60,454
                                                                            -------------------------     -------------------------
    Total Deposits                                                                           378,797                    305,793

Other borrowed funds                                                                         189,000                    236,640
Accrued expenses and other liabilities                                                         9,406                      8,857
                                                                            -------------------------     -------------------------

Total Liabilities                                                                            577,203                    551,290
                                                                            -------------------------     -------------------------

Shareholders' Equity:

Common stock par value $0.01 per share,  20,000,000  shares  authorized;  shares issued and outstanding 6,343,838 and 6,343,901 as of June 30, 2000 and
    December 31, 1999, respectively                                                               63                            63
Additional paid in capital                                                                    32,083                        32,083
Retained earnings                                                                             12,969                        11,082
Treasury stock at cost (175,172 shares
    at June 30, 2000 and December 31, 1999)                                                  (1,541)                       (1,541)
Accumulated other comprehensive loss                                                         (7,079)                       (6,647)
                                                                            -------------------------     -------------------------
Total Shareholders' Equity                                                                    36,495                        35,040
                                                                            -------------------------     -------------------------
Total Liabilities and Shareholders' Equity                                                  $613,698                      $586,330
                                                                            =========================     =========================

                                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   For the Three and Six Months Ended June 30,
                   Dollars in Thousands, Except Per Share Data
                                   (unaudited)

                                                             Quarter to Date                          Year to Date
                                                                June 30,                                June 30,
                                                        2000                1999                  2000              1999
                                                -------------------   -----------------      -------------     -------------
Interest income:
   Interest and fees on loans                               $8,127              $6,540            $15,628           $12,815
   Interest on federal funds sold                               59                   1                 67                 2
   Interest on investments                                   3,063               3,210              6,267             6,068
                                                -------------------   -----------------      -------------     -------------
   Total interest income                                    11,249               9,751             21,962            18,885
                                                -------------------   -----------------      -------------     -------------

Interest expense:
   Demand interest-bearing                                     146                  42                198               112
   Money market and savings                                    614                 430              1,141               800
   Time over $100,000                                        1,149                 308              2,047               653
   Time under $100,000                                       2,430               2,370              4,438             4,833
   Other borrowings                                          2,783               2,852              6,003             5,280
                                                -------------------   -----------------      -------------     -------------
   Total interest expense                                    7,122               6,002             13,827            11,678
                                                -------------------   -----------------      -------------     -------------
Net interest income                                          4,127               3,749              8,135             7,207
                                                -------------------   -----------------      -------------     -------------
Provision for loan losses                                      200                 210                400               460
                                                -------------------   -----------------      -------------     -------------
Net interest income after provision
     for loan losses                                         3,927               3,539              7,735             6,747
                                                -------------------   -----------------      -------------     -------------

Non-interest income:
    Service fees                                               333                 172                635               328
    Tax Refund Program revenue                                   -                   -                181             2,715
    Other income                                                26                  26                 58                51
                                                -------------------   -----------------      -------------     -------------
                                                               359                 198                874             3,094
Non-interest expenses:
   Salaries and benefits                                     1,636               1,251              3,179             2,682
   Occupancy/equipment                                         459                 427                918               845
   Other expenses                                              873                 943              1,696             1,948
                                                -------------------   -----------------      -------------     -------------
                                                             2,968               2,621              5,793             5,475
                                                -------------------   -----------------      -------------     -------------

Income before income taxes                                   1,318               1,116              2,816             4,366
Provision for income taxes                                     435                 366                929             1,436
                                                -------------------   -----------------      -------------     -------------
   Income before cumulative effect of a
     change in accounting principle                            883                 750              1,887             2,930
   Cumulative effect of a change in
     accounting principle (Note 4)                               -                   -                  -               (63)
                                                -------------------   -----------------      -------------     -------------
Net income                                                    $883                $750             $1,887            $2,867
                                                ===================   =================      =============     =============

Net income per share-basic:
   Income before cumulative effect of a
     change in accounting principle                          $0.14               $0.13              $0.31             $0.49
   Cumulative effect of a change in
     accounting principle (Note 4)                               -                   -                  -             (0.01)
                                                -------------------   -----------------      -------------     -------------
Net Income                                                   $0.14               $0.13              $0.31             $0.48
                                                ===================   =================      =============     =============





                                                             Quarter to Date                          Year to Date
                                                                June 30,                                June 30,
                                                        2000                1999                  2000              1999
                                                -------------------   -----------------      -------------     -------------

Net income per share-diluted:
   Income before cumulative effect of a
     change in accounting principle                         $0.14               $0.12               $0.30            $0.47
   Cumulative effect of a change in
     accounting principle (Note 4)                              -                   -                  -            (0.01)
                                                -------------------   -----------------      -------------     -------------
Net Income                                                  $0.14               $0.12               $0.30            $0.46
                                                ===================   =================      =============     =============

                                             (See notes to consolidated financial statements)



                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                              Dollars in thousands
                                   (unaudited)

                                                                            2000              1999
                                                                         --------           --------

Cash flows from operating activities:
     Net income                                                          $  1,887           $  2,867
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                             400                460
        Write down of other real estate owned                                  --                 75
        Depreciation and amortization                                         281                458
        Decrease in loans held for sale                                     4,857              6,595
        Increase in accrued income
           and other assets                                                  (561)              (545)
        Increase in accrued expenses
           and other                                                          549              1,715
        liabilities
          Net increase in deferred fees                                        19                100
                                                                         --------           --------
     Net cash provided by operating activities                              7,432             11,725
                                                                         --------           --------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                                     --            (44,978)
           Held to Maturity                                                    --             (3,987)
     Proceeds from principal receipts, sales, and
          Maturities of securities                                         10,347             19,853
     Net increase in loans                                                (31,824)           (21,996)
     Premises and equipment expenditures                                     (188)              (939)
                                                                         --------           --------
     Net cash used in investing activities                                (21,665)           (52,047)
                                                                         --------           --------

Cash flows from financing activities:
     Net increase (decrease) in demand, Money
          Market, and savings deposits                                     26,682             (1,874)
     Net increase/(decrease) in borrowed funds less than                  (22,640)            22,014
     90 days
     Net increase/(decrease) in borrowed funds greater than               (25,000)            27,600
     90 days
     Net increase (decrease) in time deposits                              46,322            (11,350)
     Purchase of treasury stock                                                --             (1,028)
     Net proceeds from exercise of stock options                               --                913
                                                                         --------           --------
     Net cash provided  by financing activities                            25,364             36,275
                                                                         --------           --------
Increase/(decrease) in cash and cash equivalents                           11,131             (4,047)
Cash and cash equivalents, beginning of period                             21,110             18,295
                                                                         --------           --------
Cash and cash equivalents, end of period                                 $ 32,241           $ 14,248
                                                                         ========           ========
Supplemental disclosure:
     Interest paid                                                       $ 13,921           $ 10,740
                                                                         ========           ========
     Taxes paid                                                          $    500           $    875
                                                                         ========           ========

Non-cash transactions:
       Change in unrealized gain/(loss) on securities available
        for sale, net of tax                                             $   (432)          $ (3,329)
       Change in deferred tax liability due to change in unrealized
      Loss on securities available for sale                                   214              1,639
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

         The Company opened a second wholly-owned banking subsidiary on June 1, 1999 in the state of Delaware. Republic First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank offers many of the same services and financial products as First Republic Bank, described in Part I, Item I of the Company's 1999 Form 10-K. The Delaware Bank also has a Loan Production Office in Wilmington, Delaware, which serves as a headquarters for the Delaware Bank's commercial bankers.

         In the opinion of the Company,  the  accompanying  unaudited  financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999 and are intended to represent a full set of consolidated financial statements in accordance with GAAP. These interim financial statements have been prepared in accordance with instructions to Form 10-Q. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission.

Note 2:  Summary of Significant Accounting Policies:

    Principles of Consolidation:

         The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and Republic First Bank of Delaware, (the "Banks"). Such statements have been presented in accordance with generally accepted accounting principles as applicable to the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

         Additionally, the Company had derived income from First Republic Bank's participation in a program (the "Tax Refund Program") which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds. Approximately $2.7 million in gross revenues were earned on these loans during the six months ended June 30, 1999. The Bank terminated its participation in the program after 1999, and therefore did not participate in the tax refund program during 2000. However, the Bank earned $181,000 in 2000, representing recoveries of delinquent receivables from prior years.

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


Note 4:  Cumulative Effect of a Change in Accounting Principle

During the first quarter of 1999, the Company expensed $94,000 which represented all of its business start-up costs, upon the adoption of the Statement of Position 98-5 "Reporting on the Costs of Startup Activities", on January 1, 1999. This statement requires costs of startup activities, including organization costs, to be expensed as incurred. This resulted in a $63,000 charge or $0.01 per diluted share, net of an income tax benefit of $31,000, which was recorded as a cumulative effect of a change in accounting principle.

Note 5: Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has three reportable segments; two community banking segments and the Tax Refund Program. The community banking segments are primarily comprised of the results of operations and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and Republic First Bank of Delaware. The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

         The accounting policies of the segments are the same as those described in the notes to consolidated financial statements from the Company's Form 10-K. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. The Tax Refund Program is evaluated based upon income before provision for income taxes.

         The Tax Refund Program was developed as a business segment to further expand the Company's products and services offered to consumers and businesses. Effective after 1999, the Company will no longer participate in the Tax Refund program with Jackson Hewitt.

         The segment information presented below reflects that the Delaware Bank began operations in June 1999, and therefore 1999 amounts are not comparable.

                                           As of and for the six months ended June 30,
                                                     (dollars in thousands)

                                                  2000                                                  1999
                                                  ----                                                  ----
                               First                     Tax                          First                   Tax
                             Republic     Delaware      Refund                       Republic     Delaware   Refund
                               Bank         Bank       Program      Total             Bank        Bank      Program      Total
                             --------------------------------------------         --------------------------------------------
External customer revenues:
   Interest Income           $21,461         $501         $ -     $21,962          $18,851         $34          $0     $18,885
   Other Income                  627           66         181         874              379           -       2,715       3,094
                                 ---           --         ---         ---              ---                   -----       -----
Total external customer
 revenues                     22,088          567         181      22,836           19,230          34       2,715      21,979
                              ------          ---         ---      ------           ------          --       -----      ------

Intersegment revenues:
   Interest Income                69            -           -          69                -           -           -           -

   Other Income                   38            -           -          38                6           -           -           6
                                  --            -           -          --                -                                   -

Total intersegement revenues     107            -           -         107                6           -           -           6
                                 ---            -           -         ---                -                                   -


Total Revenue                 22,195          567         181      22,943           19,236          34       2,715      21,985
                              ------          ---         ---      ------           ------          --       -----      ------

Depreciation and
amortization                     235           46           -         281              455           3           -         458

Other operating expenses -
external                      19,011          728           -      19,739           16,810         195         150      17,155

Intersegment Expense:

Other operating expense            -           38           -          38                -           6           -           6
Interest Expense                   -           69           -          69                -           -           -           -
                                   -           --           -          --

Segment expenses              19,246          881           -      20,127           17,265         204         150      17,619
                              ------          ---           -      ------           ------         ---         ---      ------

Segment income before taxes
and extraordinary items       $2,949       ($314)        $181      $2,816           $1,971      $(170)      $2,565      $4,366
                              ======       ======        ====      ======           ======      ======      ======      ======

Segment assets              $595,697      $18,001         $ -    $613,698         $550,232      $3,654         $ -    $553,886
                            --------      -------         ---    --------         --------      ------         ---    --------

Capital expenditures            $151          $37         $ -        $188             $102        $837           -        $939
                                ----          ---         ---        ----             ----        ----                    ----





                                           As of and for the three months ended June 30,
                                                      (dollars in thousands)


                                                        2000                                             1999
                                                        ----                                             ----
                                      First                   Tax                      First                     Tax
                                     Republic    Delaware    Refund                  Republic    Delaware      Refund
                                       Bank       Bank       Program       Total       Bank        Bank        Program      Total
                                    ---------------------------------------------    ---------------------------------------------
External customer revenues:
   Interest Income                  $ 10,979    $    270     $     --    $ 11,249    $  9,717    $     34     $     --    $  9,751
   Other Income                          311          48           --         359         198          --           --         198
                                    --------    --------     --------    --------    --------    --------      -------    --------
Total external customer revenues

                                      11,290         318           --      11,608       9,915          34           --       9,949
                                    --------    --------     --------    --------    --------    --------      -------    --------

Intersegment revenues:
   Interest Income                        --          --           --          --          --          --           --          --
   Other Income                           19          --           --          19           6          --           --           6
                                    --------    --------     --------    --------    --------    --------      -------    --------
Total intersegement revenues              19          --           --          19           6          --           --           6
                                    --------    --------     --------    --------    --------    --------      -------    --------
Total Revenue                         11,309         318           --      11,627       9,921          34           --       9,955
                                    --------    --------     --------    --------    --------    --------      -------    --------


Depreciation and amortization
                                         122          23           --         145         149           3           --         152

Other operating expenses -
external                               9,702         443           --      10,145       8,486         195           --       8,681

Intersegment Expense:

Other operating expense                   --          19           --          19          --           6           --           6
Interest Expense                          --          --           --          --          --          --           --          --

Segment expenses                       9,824         485           --      10,309       8,635         204           --       8,839
                                    --------    --------     --------    --------    --------    --------      -------    --------

Segment income before taxes and
extraordinary items                 $  1,485    ($   167)          --    $  1,318      $1,286    ($   170)          --    $  1,116
                                    ========    ========     ========    ========      ======    ========      =======    ========

Segment assets                      $595,697    $ 18,001     $     --    $613,698     550,232    $  3,654           --    $563,886
                                    --------    --------     --------    --------    --------    --------      -------    --------

Capital expenditures                $     42    $     13     $     --    $     55    $     48    $    631           --    $    679
                                    --------    --------     --------    --------    --------    --------      -------    --------

     Note 6: Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan or otherwise. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At June 30, 2000 and 1999, there were 298,970 and 104,610 CSEs that were antidilutive, respectively. These options may be dilutive in the future.

         The Company paid a 10% stock dividend on March 18, 1999. All relevant financial data contained herein has been retroactively restated as if the dividend had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three and six months ended June 30, 2000 and 1999.

                                                      Quarter to Date            |                         Year to Date
                                               2000                      1999    |                2000                    1999
Income before cumulative effect                                                  |
 of a change in accounting                                                       |
 principle (numerator for                                                        |
 both calculations)              $883,000                  $750,000              | $1,887,000                $2,930,000
                                                                                 |
                                  Shares      Per Share      Share     Per Share |    Shares     Per Share      Share    Per Share
                                  ------      ---------      -----     --------- |    ------     ---------      -----    ---------
Weighted average shares                                                          |
   For period                   6,168,729                 5,937,124              |  6,168,729                 5,999,803
Basic EPS                                        $0.14                    $0.13  |                  $0.31                   $0.48
Add common stock equivalents                                                     |
 representing dilutive stock                                                     |
 options                           93,752                   270,017              |    128,971                   257,217
                                                                                 |
Effect on basic EPS of                                                           |
 dilutive CSE                                   $(0.00)                  $(0.01) |                 $(0.01)                 $(0.01)
                                                                        -------  |                                        -------
Equals total weighted average                                                    |
     Shares and CSE (diluted)   6,262,481                 6,207,141              |  6,297,700                 6,257,020
                                =========                 =========              |  =========                 =========
Diluted EPS                                      $0.14                    $0.12  |                  $0.30                   $0.47
                                                 -----                    =====  |                  -----                   =====


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

(dollar amounts in thousands)                                  Three months ended                       Six months ended
                                                                    June 30,                                June 30,
                                                       ------------------------------------    -----------------------------------
                                                            2000                1999                2000                1999
                                                       ----------------    ----------------    ---------------     ---------------
Net income                                                        $883                $750             $1,887             $ 2,867

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
         Unrealized holding losses during the period              (59)             (2,328)              (432)             (3,329)
         Less: Reclassification adjustment for gains
              Included in net income
                                                                   -                   -                  -                   -
                                                       ----------------    ----------------    ---------------     ---------------
Comprehensive (loss)/income                                       $824            ($1,578)             $1,455              $(462)
                                                       ================    ================    ===============     ===============

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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Quarterly Reports on Form 10-Q, filed by the Company in 2000, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

June 30, 2000 Compared to December  31, 1999

         Total assets increased $27.4 million or 4.7%, to $613.7 million at June 30, 2000 from $586.3 million at December 31, 1999. Net loans (including loans held for sale) increased $26.9 million, or 7.5%, to $386.6 million at June 30, 2000 from $359.6 million at December 31, 1999. The growth was a result of growth in commercial and industrial loans, commercial construction loans, and the success of the new construction lending team who were hired in the first quarter of 2000. In keeping with the companies long-term strategy of changing the mix of loans to more variable rate loans from fixed rate loans, most of the new loan originations were variable rate loans. These new loans are generally in the range of $750,000 to $1.0 million. Investment securities decreased $11.2 million, or 6.0%, to $176.1 million at June 30, 2000 from $187.3 million at December 31, 1999. This decrease was due to principal payments received on securities which were used to fund loan growth and to pay down other borrowed funds.

         Cash and due from banks, interest-bearing deposits, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $11.1 million or 52.7% to $32.2 million at June 30, 2000 from $21.1 million at December 31, 1999 due to additional funds generated from deposit growth.

         Total liabilities increased $25.9 million or 4.7%, to $577.2 million at June 30, 2000 from $551.3 million at December 31, 1999, due primarily to deposit growth partially offset by a $47.6 million reduction in other borrowed funds. Deposits, the Company's primary source of funds, increased $73.0 million, or 23.9% to $378.8 million at June 30, 2000 from $305.8 million at December 31, 1999. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $26.7 million to $130.6 million at June 30, 2000 from $103.9 million at December 31, 1999. Certificates of deposit increased by $46.3 million, or 22.9%, to $248.2 million at June 30, 2000 from $201.9 million at December 31, 1999. The increase in all deposit products was a result of the success of the Company's deposit generation strategies instituted in 2000. The Company formed deposit teams and aggressively targeted customers in five specific business categories. This will be an ongoing part of the Company's long-term strategy going forward in order to reduce the reliance on borrowed funds.

         Other borrowed funds were $189.0 million at June 30, 2000 as compared to $236.6 million at December 31, 1999. The decrease was primarily the result of the Company's decision to put more emphasis on deposit gathering and less reliance on other borrowed funds. Accordingly the Company paid down borrowings.

         The Company's shareholders' equity as of June 30, 2000 and December 31, 1999 was $36.5 million and $35.0 million, respectively. Book value per share of the Company's common stock increased from $5.68 as of December 31, 1999 to $5.92 as of June 30, 2000. This increase was mainly attributable to the earnings for the year which was partially offset by the decline in market value of the available for sale securities portfolio.

Three Months Ended June 30, 2000 Compared to June 30, 1999

Results of Operations:

Overview

         The Company's net income increased $133,000 to $883,000 for the three months ended June 30, 2000, from $750,000 for the three months ended June 30, 1999. This increase was a result of higher net interest income and other non-interest income, partially offset by higher other operating costs. Diluted earnings per share for the three months ended June 30, 2000 was $0.14 compared to $0.12, for the three months ended June 30, 1999, due to the increase in net income. This resulted in a return on average assets and average equity of 0.60% and 8.23% respectively, compared to 0.56% and 7.82% respectively for the same period in 1999. The improvement in both ratios was due primarily to increased net income.

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

         The Company's net interest income increased $378,000, or 10.1%, to $4.1 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. As shown in the following Rate Volume table, the increase in net interest income was due to the positive effect of volume changes totaling $636,000 partially offset by the costs associated with higher interest rates of $258,000. The positive impact from volume changes was attributable to a significant increase in interest-earning assets, which increased $50.8 million on average to $571.8 million during the quarter ended June 30, 2000, from $521.0 million for the quarter ended June 30, 1999. The negative impact from changes in rates was attributable to higher costing deposits and borrowed funds due to the rising-rate environment. Net interest margin (net interest income as a percentage of average interest-earning assets) was 2.89% for the three months ended June 30, 2000 versus 2.88% for the three months ended June 30, 1999. The improvement in net interest margin was the result of the change in the mix of interest-bearing liabilities to lower costing deposits from higher costing other borrowed funds.

         The Company's total interest income increased $1.5 million, or 15.4%, to $11.2 million for the three months ended June 30, 2000 from $9.8 million for the three months ended June 30, 1999. Approximately $1.2 million of the increase was related to a $50.8 million increase in average interest-earning assets while the remaining $295,000 was the result of the 38 basis point increase in the yield earned on interest-earning assets to 7.88%. Interest and fees on loans increased $1.6 million, or 24.3%, to $8.1 million for the three months ended June 30, 2000 from $6.5 million for the three months ended June 30, 1999. Approximately $1.3 million of the increase was due to an $59.7 million increase in average loans outstanding while the remaining $240,000 of the increase was due to an increase in the average rate earned on these loans of 38 basis points to 8.63%. Interest and dividend income on securities decreased $147,000, or 4.6%, to $3.1 million for the three months ended June 30, 2000 from $3.2 million for the three months ended June 30, 1999. This decrease in investment income was the result of a decrease in the average balance of securities owned of $12.6 million, to $190.6 million for the three months ended June 30, 2000 from $203.2 million for the three months ended June 30, 1999. This decline in securities is due to a plan to improve the mix of assets by redeploying the cash resulting from maturities into higher yielding loans.

         Interest expense increased $1.1 million, or 18.7%, to $7.1 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999. Interest-bearing liabilities averaged $511.7 million , an increase of $45.6 million, or 9.8%, from $466.2 million for the three months ended June 30, 1999. The growth in interest-bearing liabilities contributed $567,000 to the growth in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $553,000 to the increase. The growth in interest-bearing liabilities was due to deposit growth which was used to fund the growth in interest-earning assets and to repay certain other borrowed funds. This deposit growth was a result of the Company's successful implementation of deposit generating strategies. The average rate paid on interest-bearing liabilities increased 42 basis points to 5.58% for the three months ended June 30, 2000 from 5.16% for the three months ended June 30, 1999 due primarily to the increase in average rates paid on other borrowings and certain deposit accounts in response to the rising-rate environment.

         Interest expense on time deposits increased $901,000 or 33.6%. This increase was primarily due to an increase in the average rate of interest paid on time deposits of 17 basis points from 5.86% at June 30, 1999 to 6.03% at June 30, 2000, and an increase in average volume of certificates of deposit of $54.9 million, or 30.0%, to $238.1 million for the three months ended June 30, 2000 from $183.2 million for the three months ended June 30, 1999. The increase in the interest rate is in response to the rising-rate environment.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.8 million for the three months ended June 30, 2000 compared to $2.9 million for the three months ended June 30, 1999. This decrease was due to a decrease in the average volume of other borrowed funds of $28.3 million to $193.3 million for the three months ended June 30, 2000 from $221.6 million for the three months ended June 30, 1999 as a result of successful deposit generating strategies. The decline in volume more than offset the increase in interest expense from the increase in the average rate paid of 62 basis points from 5.16% at June 30, 1999 to 5.78% at June 30, 2000, due to the rising-rate environment.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                                           Three months ended June 30,
                                                                                2000 versus 1999
                                                                             (dollars in thousands)
                                                                               Due to change in:
                                                            Volume                    Rate                    Total
                                                        ------------            -------------            ------------
Interest Income
     Loans
          Commercial                                        $ 1,288                    $ 213                 $ 1,501
          Residential Mortgage                                    4                       19                      23
          Consumer and other                                     55                        8                      63
---------------------------------------------------------------------------------------------------------------------
     Total  Loans                                             1,347                      240                   1,587

         Securities                                            (201)                      54                    (147)
         Other interest-earning assets                           57                        1                      58
---------------------------------------------------------------------------------------------------------------------
              Total interest-earning assets                   1,203                      295                   1,498

Interest Expense
      Deposits
         Interest-bearing Demand deposits                       (46)                     (59)                   (105)
         Money market and savings                               (84)                     (99)                   (183)
         Time deposits                                         (824)                     (77)                   (901)
---------------------------------------------------------------------------------------------------------------------
              Total deposit interest expense                   (954)                    (235)                 (1,189)
         Other borrowed funds                                   387                     (318)                     69
---------------------------------------------------------------------------------------------------------------------
              Total interest expense                           (567)                    (553)                 (1,120)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                           $ 636                   $ (258)                  $ 378
---------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $200,000 and $210,000 for the three months ended June 30, 2000 and 1999, respectively. The amounts recorded in the second quarters of 2000 and 1999 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and inherent losses in the portfolio. As of June 30, 2000 and 1999 the allowance for loan losses to total loans, net of deferred loan fees was 0.93% and 0.89%, respectively.

Non-Interest Income

         Total non-interest income increased $161,000 to $359,000 for the three months ended June 30, 2000 from $198,000 for the three months ended June 30, 1999. This increase is due to increased service fees on deposit accounts as a result of the large growth in deposits as well as pre-payment penalty and forfeited commitment fees on loans.

Non-Interest Expenses

         Total non-interest expenses increased $347,000 to $3.0 million for the three months ended June 30, 2000. Salaries and benefits increased $385,000 or 30.8%, to $1.6 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. The increase was due primarily to an increase in staff of First Republic Bank as a result of business development efforts, the opening of the Delaware Bank for a full quarter and normal merit increases.

         Occupancy and equipment expenses increased $32,000, or 7.5%, to $459,000 for the three months ended June 30, 2000 from $427,000 for the three months ended June 30, 1999 due to increased rent and repairs and maintenance expenses, and the opening of the Delaware branch during the second quarter of 1999.

         Other non-interest expense decreased $70,000, to $873,000 for the three months ended June 30, 2000 from $943,000 for the same period in 1999. This decline was primarily due to lower legal loan workout expenses and lower general corporate legal expenses.

Provision for Income Taxes

         The provision for income taxes increased $69,000, or 18.9%, to $435,000 for the three months ended June 30, 2000 from $366,000 for the three months ended June 30, 1999. This increase is mainly the result of the increase in pre-tax income from 1999 to 2000. The effective tax rate for both years was approximately 33.0%.

Six Months Ended June 30, 2000 Compared to June 30, 1999

Results of Operations:

Overview

         The Company's net income decreased $1.0 million to $1.9 million for the six months ended June 30, 2000, from $2.9 million for the six months ended June 30, 1999. This decrease is a result of the decrease in revenue from the Tax Refund Program of approximately $1.7 million, or $0.27 per diluted share after tax. During the first quarter of 1999 the Company participated in the program and earned revenues of $2.7 million. In the year 2000 the Company did not participate in the Tax Refund program and earned $181,000 in revenue during the year representing recoveries of delinquent Tax Refund program loans from prior years. Diluted earnings per share for the six months ended June 30, 2000, was $0.30 compared to $0.46, for the six months ended June 30, 1999, due to the decrease in net income. This resulted in a return on average assets and average equity of 0.65% and 8.89% respectively, compared to 1.10% and 15.42% respectively for the same period in 1999. The decline in these ratios is generally due to lower net income. Excluding non-recurring revenue net of tax from the Tax Refund Program, diluted earnings per share for the first six months of 2000 of $0.28 grew 65% when compared to $0.17 for the first six months of 1999.

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

         The Company's net interest income increased $928,000, or 12.9%, to $8.1 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999. As shown in the Rate Volume table below, the increase in net interest income was due to the positive effect of volume changes of approximately $1.2 million partially offset by the effect of higher interest rates which totaled $236,000. The positive impact of volume changes was attributable to a significant increase in average interest earning assets which increased $57.6 million to $563.7 million for the six months ended June 30, 2000, from $506.1 million for the six months ended June 30, 1999. Net interest margin (net interest income as a percentage of average interest-earning assets) was 2.89% for the six months ended June 30, 2000 versus 2.84% for the six months ended June 30, 1999. The improvement in net interest margin was the result of a shift in the mix of interest-bearing liabilities from other borrowed funds to lower costing deposits as well as growth in interest-earning assets.

         The Company's total interest income increased $3.1 million, or 16.3%, to $22.0 million for the six months ended June 30, 2000 from $18.9 million for the six months ended June 30, 1999. Approximately $2.6 million of the increase was the result of a $57.6 million increase in average volume of interest-earning assets while the remaining $518,000 of the increase was related to the 31 basis point increase in the yield earned on interest-earning assets to 7.81%. Interest and fees on loans increased $2.8 million, or 22.0%, to $15.6 million for the six months ended June 30, 2000 from $12.8 million for the six months ended June 30, 1999. Approximately $2.5 million of the increase in loans was due primarily to a $54.6 million increase in average loans outstanding while the remaining $344,000 of the increase was due to an increase in the average rate earned on these loans of 28 basis points to 8.51%. The growth was primarily realized in the Commercial loan area. The full-year effect of the Delaware bank also contributed to the loan growth. Interest and dividend income on securities increased $199,000, or 3.3%, to $6.3 million for the six months ended June 30, 2000 from

$6.1 million for the six months ended June 30, 1999. Approximately $173,000 of this increase in investment income was the result of an increase in yield on the securities portfolio of 18 basis points to 6.49% while $26,000 of the increase was due to an increase in the average balance of securities owned of $833,000, to $193.2 million for the six months ended June 30, 2000 from $192.4 million for the six months ended June 30, 1999.

         The Company's total interest expense increased $2.1 million, or 18.4%, to $13.8 million for the six months ended June 30, 2000 from $11.7 million for the six months ended June 30, 1999. Interest-bearing liabilities averaged $507.5 million, an increase of $55.1 million, or 12.2%, from $452.5 million for the six months ended June 30, 1999. The growth in interest-bearing liabilities contributed $1.4 million to the growth in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $754,000 of the increase. The increase in volume is the result of very successful deposit generating strategies which allowed the bank to fund growth with deposits and reduce the reliance on borrowed funds. The average rate paid on interest-bearing liabilities increased 26 basis points to 5.46% for the six months ended June 30, 2000 from 5.20% for the six months ended June 30, 1999 due primarily to the increase in average rates paid on other borrowings and certain deposit accounts in response to generally higher interest rates.

         Interest expense on time deposits increased $1.0 million or 18.2%. This increase was primarily due to an increase in the average volume of certificates of deposit of $31.6 million, or 16.9%, to $219.2 million for the six months ended June 30, 2000 from $187.5 million for the six months ended June 30, 1999. The average rate of interest paid on time deposits increased slightly to 5.93% at June 30, 2000 versus 5.90% at June 30, 1999.

         Interest expense on FHLB advances and overnight federal funds purchased was $6.0 million for the six months ended June 30, 2000 compared to $5.3 million for the six months ended June 30, 1999. This increase was principally due to an increase in the average rate of interest paid on other borrowed funds which increased 51 basis points from 5.16% at June 30, 1999 to 5.67% at June 30, 2000, due to the rising-rate environment. In addition, the average volume of other borrowed funds increased by $6.2 million to $212.3 million for the six months ended June 30, 2000 from $206.2 million for the six months ended June 30, 1999.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the six month period ending June 30, 2000 versus the comparable period for 1999. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                                        Six months ended June 30,
                                                                            2000 versus 1999
                                                                         (dollars in thousands)
                                                                           Due to change in:
                                                         Volume                   Rate                     Total
                                                    -------------            ------------             ------------
Interest Income
    Loans
          Commercial                                     $ 2,303                   $ 251                  $ 2,554
          Residential Mortgage                                56                      83                      139
          Consumer and other                                 110                      10                      120
------------------------------------------------------------------------------------------------------------------
    Total  Loans                                           2,469                     344                    2,813

         Securities                                           26                     173                      199
         Other interest-earning assets                        64                       1                       65
------------------------------------------------------------------------------------------------------------------
              Total interest-earning assets                2,559                     518                    3,077

Interest Expense
     Deposits
         Interest-Bearing Demand deposits                    (65)                    (21)                     (86)
         Money market and savings                           (195)                   (146)                    (341)
         Time deposits                                      (965)                    (34)                    (999)
------------------------------------------------------------------------------------------------------------------
              Total deposit interest expense              (1,225)                   (201)                  (1,426)
     Other borrowed funds                                   (170)                   (553)                    (723)
------------------------------------------------------------------------------------------------------------------
                  Total interest expense                  (1,395)                   (754)                  (2,149)
------------------------------------------------------------------------------------------------------------------
Net interest income                                      $ 1,164                  $ (236)                   $ 928
------------------------------------------------------------------------------------------------------------------


Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $400,000 and $460,000 for the six months ended June 30, 2000 and 1999, respectively. The amounts recorded in 2000 and 1999 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and inherent losses in the portfolio. As of June 30, 2000 and 1999 the allowance for loan losses to total loans, net of deferred loan fees was 0.93% and 0.89%, respectively.

Non-Interest Income

         Total non-interest income decreased $2.2 million to $874,000 for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999. This was mainly attributable to a $2.5 million decrease in revenues related to the Tax Refund Program. This decrease results from the termination of the Bank's participation in the Tax Refund Program after the 1999 tax preparation season. Partially offsetting the tax refund amounts was an increase in non-interest income from service fees on deposit accounts and pre-payment penalty and forfeited commitment fees on loans which increased $307,000 from $328,000 for the six months ended June 30, 1999. The increase in service fees on deposits is the result of increased business development in transaction based accounts.

Non-Interest Expenses

         Total non-interest expenses increased 318,000 to $5.8 million for the six months ended June 30, 2000 from $5.5 million at June 30, 1999. Salaries and benefits increased $497,000 or 18.5%, to $3.2 million for the six months ended June 30, 2000 from $2.7 million for the six months ended June 30, 1999. The increase was due primarily to an increase in staff associated with business development efforts, the full year effect of the Delaware branch opening and normal merit increases.

         Occupancy and equipment expenses increased $73,000, or 8.6%, to $918,000 for the six months ended June 30, 2000 from $845,000 for the six months ended June 30, 1999. This was principally the result of increased rent and repairs and maintenance expense, and the opening of the Delaware branch during the second quarter of 1999.

         Other non-interest expense decreased $252,000 to $1.7 million for the six months ended June 30, 2000 from $1.9 million for the same period in 1999. This was mainly due to the accrual of a legal settlement for $233,000 during the first quarter of 1999. The Company also recorded a write-down of its only property held in other real estate owned, of $75,000, during the first quarter of 1999. The absence of these expenses in 2000 were partially offset by the growth of the Company and business development activities.

Provision for Income Taxes

         The provision for income taxes decreased $507,000, or 35.3%, to $929,000 for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 1999. This decrease is mainly the result of the decrease in pre-tax income from 1999 to 2000. For the year ended June 30, 1999, the Company recorded an income tax benefit of $31,000 in connection with the cumulative effect of a change in accounting principle, upon the adoption of SOP 98-5. The effective tax rate for both years was approximately 33.0%.

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

         The following tables present a summary of the Company's interest rate sensitivity GAP at June 30, 2000. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                                        Republic First Bancorp
                                                                        Interest Sensitive Gap
(dollars in thousands)                                                    as of June 30, 2000
                             -------------------------------------------------------------------------------------------------------
                                                                                                         More
                                                                                                         than   Financial
                               0-90     91-180    181-365      1-2        2-3        3-4       4-5        5     Statement
                               Days       Days      Days      Years      Years      Years     Years     Years     Total   Fair Value
                             -------------------------------------------------------------------------------------------------------
Interest Sensitive Assets:
==========================
Securities and interest
 bearing balances due
 from banks                   $35,377    $6,868    $10,732    $17,440    $19,301    $17,619   $14,625   $64,314  $186,276  $186,254
    Average interest rate       6.77%     6.45%      6.52%      6.48%      6.45%      6.44%     6.45%     6.44%
Loans receivable              128,008    12,722     16,172     35,964     34,135     38,869    53,511    67,172   386,553   386,160
    Average interest rate       9.95%     8.20%      8.06%      8.14%      8.26%      8.13%     8.37%     7.35%

Total                         163,385    19,590     26,904     53,404     53,436     56,488    68,136   131,486   572,829   572,414
                             -------------------------------------------------------------------------------------------------------
Cumulative Totals            $163,385  $182,975   $209,879   $263,283   $316,719   $373,207  $441,343  $572,829


Interest Sensitive Liabilities:

Demand Interest Bearing       $11,350     $ 267     $  533    $ 1,066    $ 1,066   $  1,066   $ 9,414       $ -   $24,763   $24,763
    Average interest rate       3.06%     1.25%      1.25%      1.25%      1.25%      1.25%     1.25%     0.00%
Savings Accounts                2,946        69        138        277        277        277     2,444       $ -     6,428     6,428
    Average interest rate       2.00%     2.00%      2.00%      2.00%      2.00%      2.00%     2.00%     0.00%
Money Market Accounts          25,543       600      1,201      2,400      2,400      2,400    21,184       $ -    55,727    55,727
    Average interest rate       4.78%     4.78%      4.78%      4.78%      4.78%      4.78%     4.78%     4.78%

Time Deposits                  33,774    56,444     60,963     85,603      2,056      3,310     6,069         2   248,222   246,665
    Average interest rate       5.41%     5.59%      5.69%      6.14%      5.68%      5.86%     6.46%     5.83%

FHLB Borrowings                29,000        -      42,500    117,500          -          -         -         -   189,000   187,539
    Average interest rate       4.98%     0.00%      5.97%      6.07%      0.00%      0.00%     0.00%     0.00%

Total                         102,613    57,380    105,335    206,846      5,799      7,053    39,111         2   524,140   521,122
                             -------------------------------------------------------------------------------------------------------
Cumulative Totals            $102,613  $159,993   $265,328   $472,174   $477,973   $485,026  $524,138  $524,140



Interest Rate
 sensitivity GAP              $60,772  $(37,790)  $(78,431) $(153,442)   $47,637   $ 49,435   $29,025  $131,485

Cumulative GAP                $60,772   $22,982   $(55,449) $(208,891) $(161,254) $(111,819) $(82,794)  $ 48,689

Interest Sensitive Assets/
 Interest Sensitive
 Liabilities                     159%       34%        26%        26%       921%       801%      174%   65,743%

Cumulative GAP/
  Total Earning Assets            11%        4%       -10%       -36%       -28%       -20%      -14%        9%


Total Earning Assets         $572,829
                           ==========

Off balance sheet
 items notional
 value:
Commitments to
 extend credit                 $4,716   $35,000                                                                   $39,716      $397
                           --------------------                                                                --------------------
Average interest
 rate                           9.50%     9.75%

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

           Through the use of income simulation modeling, the Company has calculated an estimate of net interest income for the year ending June 30, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2000. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending June 30, 2001 and December 31, 2000.

                                                   Percentage Change
        Rate shocks to interest rates      6/30/01              12/31/00
        -----------------------------      -------              --------
                     +2%                    (.03)%               (1.9%)
                     +1%                    (0.3)                (1.2)
                     -1%                    (1.5)                 0.1
                     -2%                    (4.9)                 1.0

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

         Regulatory Matters

         Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 ("the Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act ("FDIA"). Under the Banking Code, no dividends may be paid except from the "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current and preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of insurance due to the FDIC.

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

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At June 30, 2000 and December 31, 1999, First Republic Bank, Republic First Bank of DE and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

         The following table presents the Company's capital regulatory ratios at June 30, 2000 and December 31, 1999:

                                                      Actual                    For Capital             To be well
                                                                            Adequacy purposes     capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount       Ratio        Amount       Ratio
                                        -------------    ------------  -----------  -----------  -----------  -----------
Dollars in thousands
At June 30, 2000
Total risk based capital
   First Republic Bank                     40,266          11.75%        27,426        8.00%        34,282      10.00%
   Republic First Bank of DE                3,661          27.95%         1,048        8.00%         1,310      10.00%
   Republic First Bancorp, Inc.            46,968          13.19%        28,491        8.00%        35,613      10.00%
Tier one risk based capital
   First Republic Bank                     36,768          10.73%        13,713        4.00%        20,569       6.00%
     Republic First Bank of DE              3,515          26.83%           524        4.00%           786       6.00%
     Republic First Bancorp, Inc.          43,324          12.17%        14,245        4.00%        21,368       6.00%
Tier one leveraged capital
     First Republic Bank                   36,768           6.30%        29,183        5.00%        29,183       5.00%
     Republic First Bank of DE              3,515          23.07%           762        5.00%           762       5.00%
     Republic First Bancorp, Inc.          43,324           7.24%        29,932        5.00%        29,932       5.00%





                                                      Actual                    For Capital             To be well
                                                                            Adequacy purposes     capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount       Ratio        Amount       Ratio
                                        -------------    ------------  -----------  -----------  -----------  -----------
At December 31, 1999
    Total risk based capital

       First Republic Bank                 37,591          11.75%        25,593         8.00%       31,992        10.00%
       Republic First Bank of DE            3,086          34.52%           715         8.00%          894        10.00%
       Republic First Bancorp, Inc.        44,646          14.17%        25,202         8.00%       31,503        10.00%
    Tier one risk based capital

       First Republic Bank                 34,469          10.77%        12,797         4.00%       19,195         6.00%
       Republic First Bank of DE            3,000          33.55%           358         4.00%          536         6.00%
       Republic First Bancorp, Inc.        41,438          13.15%        12,601         4.00%       18,902         6.00%
    Tier one leveraged capital

       First Republic Bank                 34,469           6.14%        28,049         5.00%       28,049         5.00%
       Republic First Bank of DE            3,000          40.70%           369         5.00%          369         5.00%
       Republic First Bancorp, Inc.        41,438           7.30%        28,369         5.00%       28,369         5.00%

 Dividend Policy

The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not intend to pay cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Bank.



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

         The Company's liquid assets totaled $32.2 million at June 30, 2000 compared to $21.1 million at December 31, 1999. Maturing and repaying loans are another source of asset liquidity. At June 30, 2000, the Company estimated that an additional $156.9 million of loans will mature or repay in the next one year period ending June 30, 2001.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At June 30, 2000, the Banks had $76.0 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $27.4 million at December 31, 1999. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

         At June 30, 2000, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $39.7 million. Certificates of deposit which are scheduled to mature within one year totaled $151.2 million at June 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $71.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established lines of credit from its correspondent, in the amount of $10.0 million, to assist in managing the Bank's liquidity position. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $255.0 million. As of June 30, 2000 and December 31, 1999, the Company had borrowed $189.0 and $236.6 million, respectively, under its lines of credit.

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

         Management presently believes that the effect on the Banks of any sustained future rise in interest rates, reflected in higher cost of funds, would be detrimental since the amount of the Banks' interest bearing liabilities which would reprice, are greater than the Banks' interest earning assets which would reprice, over the next twelve months. However, a decrease in interest rates generally could have a positive effect on the Banks, due again to the timing difference between repricing the Banks' liabilities, primarily certificates of deposit and other borrowed funds, and the largely automatic repricing of its existing interest-earning assets. As of June 30, 2000, 19.6% of the Banks' interest-bearing deposits and other borrowings were to mature, and be repriceable, within three months, and an additional 10.9% were to mature, and be repriceable, within three to six months.

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

Securities Portfolio

         At June  30,  2000,  the  Company  had  identified  certain  investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $169.0 million and $158.3 million as of June 30, 2000. The net unrealized loss on securities available-for-sale, as of this date, was $10.7 million.

         The following table represents the carrying and estimated fair values of Investment Securities at June 30, 2000.

                                                          Gross                Gross
(Dollars in thousands)        Amortized                   Unrealized           Unrealized
Available-for-Sale            Cost                        Gain                 Loss              Fair Value
                              ------------------------------------------------------------------------------

Mortgage-backed                     $ 166,518                      $ -         $ (10,696)         $ 155,822
U.S. Government Agencies                2,483                       14               (43)             2,454
                              ------------------------------------------------------------------------------
Total Available-for-Sale            $ 169,001                     $ 14         $ (10,739)         $ 158,276
                              ------------------------------------------------------------------------------

                                                           Gross                Gross
                               Amortized                   Unrealized           Unrealized
Held-to-Maturity               Cost                        Gain                 Loss             Fair Value
                              -----------------------------------------------------------------------------

Mortgage-backed                       $ 1,738                     $ 14           $   (21)          $  1,731
US Government Agencies                  1,303                        2                 -              1,305
Other                                  14,820                        2               (19)            14,803
                              -----------------------------------------------------------------------------
Total Held-to-Maturity               $ 17,861                     $ 18           $   (40)         $  17,839
                              -----------------------------------------------------------------------------


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

         The Company's net loans increased $26.9 million, or 7.5%, to $386.6 million at June 30, 2000 from $359.6 million at December 31, 1999 (including loans held for sale), which were generally funded by increased deposits.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                        As of June 30, 2000                       As of December 31, 1999
                                         ------------------------------------------------------------------------------
                                               Balance               % of Total            Balance           % of Total
                                         ------------------------------------------------------------------------------
Commercial:
   Real Estate Secured (1)                    $ 176,073                  45.1            $ 183,783                50.7
   Non Real Estate Secured                       48,364                  12.4               41,067                11.3
                                         ------------------------------------------------------------------------------
                                                224,437                  57.5              224,850                62.0

Residential Real Estate                         163,190                  41.8              136,129                37.5
Consumer & Other                                  2,570                   0.7                1,834                 0.5
                                         ------------------------------------------------------------------------------
Total Loans (1)                                 390,197                100.0%              362,813              100.0%

Less allowance for loan losses                   (3,644)                                    (3,208)
                                         ---------------                           ----------------

Net loans                                     $ 386,553                                  $ 359,605
                                         ===============                           ================



(1)      Includes loans held for sale at December 31, 1999.


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


                                                         June 30, 2000          December 31, 1999
                                                  ---------------------------------------------
(Dollars in thousands)
Loans accruing, but past due 90 days or more                       $153                   $333
Non-accrual loans                                                 3,102                  1,778
Restructured loans                                                1,982                      -
                                                  ---------------------------------------------
Total non-performing loans (1)                                    5,237                  2,111
Foreclosed real estate                                              643                    643
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $5,880                 $2,754
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income (3)                                                     1.34%                  0.58%
Non-performing assets as a percentage of total
   assets                                                         0.96%                  0.47%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)  Includes loans held for sale at December 31, 1999.

         Total non-performing loans increased by $3.1 million to $5.2 million at June 30, 2000 from $2.1 million at December 31, 1999. Total non-performing assets increased by $3.1 million at June 30, 2000 to $5.9 million from $2.8 million at December 31, 1999. The increase in non-performing loans and non-performing assets are primarily due to loans to one borrower totaling $1.4 million that were placed on non-accrual status during the first quarter of 2000 and the addition of one restructured loan totaling $2.0 million. Restructured loans represent loans to one borrower totaling $2.0 million that were restructured in the second quarter of 2000. Management believes that collateral pledged against both the non-accrual and restructured loans is adequate to protect the Bank from potential losses associated with these credits.

          The Company had delinquent loans as of June 30, 2000 and December 31, 1999 as follows; (i) 30 to 59 days past due, consisted of commercial, and consumer and home equity loans in the aggregate principal amount of $90,000 and $3,403,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $222,000 and $169,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At June 30, 2000 and December 31, 1999, substandard loans totaled approximately $5.7 million and $2.2 million respectively; and doubtful loans totaled $237,000 and $274,000, respectively at the end of both periods. This increase in substandard loans was primarily the result of classifying loans made to two different borrowers for $2.0 million and $1.4 million as substandard. Both of these credits are included in the non-performing loan and asset totals above. Management believes that there is sufficient collateral securing both of these credits to protect the Bank from potential losses associated with these credits.

         The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $5.1 million and $1.8 million at June 30, 2000 and December 31, 1999 respectively, of which $4.8 million and $1.4 million respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at June 30, 2000, and December 31, 1999 were $312,000 and $353,000, respectively. The increase in impaired loans is due primarily to the classification of loans to two borrowers totaling $2.0 million and $1.4 million as impaired loans. The $2.0 million loan is included in restructured and substandard loans while the $1.4 million loan is included in both the non-accrual and substandard loan totals. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At June 30, 2000, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $82.6 million, which represented 21.2% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2000, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $842,000 as of June 30, 2000.

         The Company had no credit exposure to "highly leveraged transactions" at June 30, 2000, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the six months ended June 30, 2000, and 1999 and the twelve months ended December 31, 1999 is as follows:


                                                  For the six months       For the twelve months       For the six months
                                                         ended                     ended                     ended
(Amounts in thousands)                               June 30, 2000           December 31, 1999           June 30, 1999
                                                ----------------------    -----------------------   -----------------------
Balance at beginning of period ..........               $   3,208                 $   2,395                    2,395
Charge-offs:
   Commercial ...........................                      34                        91                       27
   Real estate ..........................                      --                        --                       --
   Consumer .............................                       2                       117                        8
                                                        ---------                 ---------                ---------

      Total charge-offs .................                      36                       208                       35
                                                        ---------                 ---------                ---------
Recoveries:
   Commercial ...........................                      72                       124                       51
   Real estate ..........................                      --                        --                       --
   Consumer .............................                      --                        17                        7
                                                        ---------                 ---------                ---------

      Total recoveries ..................                      72                       141                       58
                                                        ---------                 ---------                ---------

Net charge-offs/(recoveries) ............                     (36)                       67                      (23)
                                                        ---------                 ---------                ---------
Provision for loan losses ...............                     400                       880                      460
                                                        ---------                 ---------                ---------

   Balance at end of period .............                   3,644                 $   3,208                $   2,878
                                                        =========                 =========                =========

   Average loans outstanding (1)(2) .....               $ 368,204                 $ 322,363                  313,627
                                                        =========                 =========                =========


As a percent of average loans (1)(2):
   Net charge-offs/Recoveries ...........                   (0.01)%                    0.02%                   (0.01%)

   Provision for loan losses ............                    0.11%                     0.27%                    0.15%

   Allowance for loan losses ............                    0.99%                     1.00%                    0.92%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ........................                    0.93%                     0.88%                    0.89%

   Total non-performing loans at period
      end ...............................                   69.58%                   151.97%                  128.83%

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

                                                       At June 30, 2000                  At December 31, 1999

                                                                Percent of Loans                    Percent of Loans
                                                  Amount        In Each Category   Amount (in       In Each Category
                                                (in 000's)          To Loans         000's)           to Loans (1)
                                                ----------          ---------        ------           ------------

Allocation of allowance for loan losses:
   Commercial ..........................          $2,919              57.5%        $2,119                 61.98%
   Residential real estate .............             228              41.8%           423                 37.54%
   Consumer and other ..................              90               0.7%            84                  0.51%
   Unallocated .........................             407                --%           582                    --%
                                                     ---               ---            ---                   ---

      Total ............................          $3,644             100.00%       $3,208                100.00%
                                                  ======                           ======



         The unallocated allowance decreased $175,000 to $407,000 at June 30, 2000 from $582,000 at December 31, 1999. The Company's internal loan guidelines require all classified credits to have a specific reserve allocated to the credit, even though management believes the loan to be adequately collateralized. The Company allocated a portion of the amount previously unallocated to a specific loan that was downgraded during the first quarter of 2000, which caused the unallocated portion of the allowance for loan losses to decrease. Management believes the collateral pledged against this loan is adequate to protect the Bank from potential losses associated with this credit.

(1)      Includes loans held for sale

Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At June 30, 2000 and December 31, 1999, firm loan commitments approximated $35.0 million and $17.5 million respectively, and commitments of standby letters of credit approximated $4.7 million and $2.4 million, respectively.


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

         **Incorporated by reference in the Company's Form 10-K, filed March 23, 2000.

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

Dated:  August 11, 2000