Form 10-Q
period 2000-09-30
REPUBLIC FIRST BANCORP INC
filed 2000-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2000

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

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

              6,343,901 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2000

                                  Page 1 of 39

                        Exhibit index appears on page 37

                                TABLE OF CONTENTS

                                                                            Page
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                      3

Item 2:  Management's Discussion and Analysis of Financial Condition and      15
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk           24

Part II: Other Information

Item 1:  Legal Proceedings                                                    37

Item 2:  Changes in Securities and Use of Proceeds                            37

Item 3:  Defaults Upon Senior Securities                                      37

Item 4:  Submission of Matters to a Vote of Security Holders                  37

Item 5:  Other Information                                                    37

Item 6:  Exhibits and Reports on Form 8-K                                     37

                         PART I - FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)


                                                                                              Page Number


(1)   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...........          4

(2)   Consolidated Statements of Operations for  three and nine months ended
      September 30, 2000 and 1999..........................................................          5

(3)   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999..........................................................          7

(4)   Notes to Consolidated Financial Statements...........................................          8


                                        Republic First Bancorp, Inc. and Subsidiaries
                                                 Consolidated Balance Sheets
                                       as of September 30, 2000 and December 31, 1999
                                           Dollars in Thousands, Except Share Data
                                                         (unaudited)

ASSETS:                                                                            September 30, 2000     December 31, 1999
                                                                                  -------------------    -------------------
Cash and due from banks                                                                  $     16,604           $     20,789
Interest  bearing deposits with banks                                                             509                    321
Federal funds sold                                                                             29,233                   --
                                                                                  -------------------    -------------------
Total cash and cash equivalents                                                                46,346                 21,110

Securities available for sale, at fair value                                                  154,391                169,285
Securities held to maturity at amortized cost
     (Fair value of $17,918 and $18,038,  respectively)                                        17,933                 18,023

Loans receivable (net of allowance for loan losses of
     $3,804 and $3,208, respectively)                                                         405,414                354,748
Loans held for sale                                                                              --                    4,857
Premises and equipment, net                                                                     5,023                  5,013
Real estate owned, net                                                                           --                      643
Accrued income and other assets                                                                12,162                 12,651
                                                                                  -------------------    -------------------

Total Assets                                                                             $    641,269           $    586,330
                                                                                  ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                            $     41,647           $     35,053
Demand - interest-bearing                                                                      25,832                 19,174
Money market and savings                                                                       73,679                 49,667
Time under $100,000                                                                           177,510                141,445
Time over $100,000                                                                             93,192                 60,454
                                                                                  -------------------    -------------------
    Total Deposits                                                                            411,860                305,793

Other borrowed funds                                                                          180,040                236,640
Accrued expenses and other liabilities                                                          9,978                  8,857
                                                                                  -------------------    -------------------

Total Liabilities                                                                             601,878                551,290
                                                                                  -------------------    -------------------

Shareholders' Equity:

Common stock par value $0.01 per share, 20,000,000 shares authorized; shares issued and outstanding 6,343,901 and 6,343,901 as of September 30, 2000 and
    December 31, 1999, respectively                                                                63                     63
Additional paid in capital                                                                     32,083                 32,083
Retained earnings                                                                              13,716                 11,082
Treasury stock at cost (175,172 shares
    at September 30, 2000 and December 31, 1999)                                               (1,541)                (1,541)
Accumulated other comprehensive loss                                                           (4,930)                (6,647)
                                                                                  -------------------    -------------------
Total Shareholders' Equity                                                                     39,391                 35,040
                                                                                  -------------------    -------------------
Total Liabilities and Shareholders' Equity                                               $    641,269           $    586,330
                                                                                  ===================    ===================

                                      (See notes to consolidated financial statements)

                                  Republic First Bancorp, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                                For the Three and Nine Months Ended September 30,
                                   Dollars in Thousands, Except Per Share Data
                                                   (unaudited)

                                                     Quarter to Date                     Year to Date
                                                      September 30,                     September 30,
                                                 2000              1999              2000              1999
                                            -------------     -------------     -------------     -------------
Interest income:
   Interest and fees on loans                    $  9,111          $  6,855          $ 24,739          $ 19,670
   Interest on federal funds sold                     231                16               298                18
   Interest on investments                          2,958             3,243             9,225             9,311
                                            -------------     -------------     -------------     -------------
   Total interest income                           12,300            10,114            34,262            28,999
                                            -------------     -------------     -------------     -------------

Interest expense:
   Demand interest-bearing                            189                37               387               149
   Money market and savings                           800               433             1,942             1,234
   Time over $100,000                               1,365               698             3,412             1,351
   Time under $100,000                              2,699             2,202             7,137             7,035
   Other borrowings                                 2,709             2,882             8,711             8,161
                                            -------------     -------------     -------------     -------------
   Total interest expense                           7,762             6,252            21,589            17,930
                                            -------------     -------------     -------------     -------------
Net interest income                                 4,538             3,862            12,673            11,069
                                            -------------     -------------     -------------     -------------
Provision for loan losses                             200               210               600               670
                                            -------------     -------------     -------------     -------------
Net interest income after provision
     for loan losses                                4,338             3,652            12,073            10,399
                                            -------------     -------------     -------------     -------------

Non-interest income:
    Service fees                                      413               325             1,048               653
    Tax Refund Program revenue                       --                --                 181             2,715
    Other income                                       24                29                82                80
                                            -------------     -------------     -------------     -------------
                                                      437               354             1,311             3,448
Non-interest expenses:
   Salaries and benefits                            1,855             1,430             5,034             4,112
   Occupancy/equipment                                490               460             1,409             1,305
   Other expenses                                   1,315               898             3,010             2,846
                                            -------------     -------------     -------------     -------------
                                                    3,660             2,788             9,453             8,263
                                            -------------     -------------     -------------     -------------

Income before income taxes                          1,115             1,218             3,931             5,584
Provision for income taxes                            368               403             1,297             1,839
                                            -------------     -------------     -------------     -------------
   Income before cumulative effect of a
     change in accounting principle                   747               815             2,634             3,745
   Cumulative effect of a change in
     accounting principle (Note 4)                   --                --                --                 (63)
                                            -------------     -------------     -------------     -------------
Net income                                       $    747          $    815          $  2,634          $  3,682
                                            =============     =============     =============     =============

Net income per share-basic:
   Income before cumulative effect of a
     change in accounting principle              $   0.12          $   0.13          $   0.43          $   0.62
   Cumulative effect of a change in
     accounting principle (Note 4)                   --                --                --               (0.01)
                                            -------------     -------------     -------------     -------------
Net Income                                       $   0.12          $   0.13          $   0.43          $   0.61
                                            =============     =============     =============     =============







                                                     Quarter to Date                     Year to Date
                                                      September 30,                     September 30,
                                                 2000              1999              2000              1999
                                            -------------     -------------     -------------     -------------

Net income per share-diluted:
   Income before cumulative effect of a
     change in accounting principle              $   0.12          $   0.13          $   0.42          $   0.60
   Cumulative effect of a change in
     accounting principle (Note 4)                    --                --                --              (0.01)
                                            -------------     -------------     -------------     -------------
Net Income                                       $   0.12          $   0.13          $   0.42          $   0.59
                                            =============     =============     =============     =============

                                (See notes to consolidated financial statements)

                              Republic First Bancorp, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                 For the Nine Months Ended September 30,
                                           Dollars in thousands
                                               (unaudited)
                                                                               2000               1999
                                                                             --------           --------
Cash flows from operating activities:
     Net income                                                              $  2,634           $  3,682
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                                 600                670
        Write down or loss on sale of other real estate owned                      53                 75
        Depreciation and amortization                                             456                688
        Decrease in loans held for sale                                         4,857              6,757
        Increase (decrease) in accrued income
           and other assets                                                       489               (241)
        (Decrease)/Increase in accrued expenses
           and other liabilities                                                1,122               (462)
          Net increase in deferred fees                                           155                 77
                                                                             --------           --------
     Net cash provided by operating activities                                 10,366             11,246
                                                                             --------           --------
Cash flows from investing activities:
     Purchase of securities:
        Available for Sale                                                       --              (44,978)
           Held to Maturity                                                    (1,100)            (5,418)
     Proceeds from principal receipts, sales, and
          maturities of securities                                             17,799             27,080
     Net increase in loans                                                    (51,420)           (27,320)
     Net proceeds from sale of other real estate owned                            590               --
     Premises and equipment expenditures                                         (466)            (1,326)
                                                                             --------           --------
     Net cash used in investing activities                                    (34,597)           (51,962)
                                                                             --------           --------

Cash flows from financing activities:
     Net increase in demand, Money
          Market, and savings deposits                                         37,264                388
     Net (decrease) in borrowed funds less than 90 days                        (6,600)           (18,246)
     Net increase/(decrease) in borrowed funds greater than                   (50,000)            52,600
     90 days
     Net increase in time deposits                                             68,803              9,061
     Purchase of treasury stock                                                  --               (1,028)
     Net proceeds from exercise of stock options                                 --                  972
                                                                             --------           --------
     Net cash provided  by financing activities                                49,467             43,747
                                                                             --------           --------
Increase in cash and cash equivalents                                          25,236              3,031
Cash and cash equivalents, beginning of period                                 21,110             18,295
                                                                             --------           --------
Cash and cash equivalents, end of period                                     $ 46,346           $ 21,326
                                                                             ========           ========
Supplemental disclosure:
     Interest paid                                                           $ 21,735           $ 17,862
                                                                             ========           ========
     Taxes paid                                                              $    995           $  2,075
                                                                             ========           ========

Non-cash transactions:
       Change in unrealized gain/(loss) on securities available
        for sale, net of tax                                                 $  1,717           $ (4,874)
       Change in deferred tax liability due to change in unrealized
      Loss on securities available for sale                                       884              2,510
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

         In the opinion of the Company,  the  accompanying  unaudited  financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with GAAP. These interim financial statements have been prepared in accordance with instructions to Form 10-Q. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission.

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

         Additionally, the Company had derived income from First Republic Bank's participation in a program (the "Tax Refund Program") which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds. Approximately $2.7 million in gross revenues were earned on these loans during the nine months ended September 30, 1999. The Bank terminated its participation in the program after 1999, and therefore did not participate in the tax refund program during 2000. However, the Bank earned $181,000 in 2000, representing recoveries of delinquent receivables from prior years.

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

Note 4:  Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any of this statement on the Company's financial condition, equity, results of operations, or disclosure.

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

         Republic First Bancorp has three reportable segments; two community banking segments and the Tax Refund Program. The community banking segments are primarily comprised of the results of operations and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and Republic First Bank of Delaware ("Delaware Bank"). The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

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

         The segment information presented below reflects that the Delaware Bank began operations in June 1999, and therefore 1999 amounts are not comparable.

                                         As of and for the nine months ended September 30,
                                                      (dollars in thousands)


                                                         2000                                                1999
                                      First                     Tax                    First                     Tax
                                    Republic     Delaware     Refund                 Republic     Delaware     Refund
                                      Bank         Bank       Program      Total       Bank         Bank       Program      Total
External customer revenues:
   Interest Income                   $33,314        $948     $     --     $34,262     $28,924         $75     $     --     $28,999
   Other Income                        1,038          92          181       1,311         730           3        2,715       3,448
                                    --------     -------         ----    --------    --------      ------       ------    --------
Total external customer revenues

                                      34,352       1,040          181      35,573      29,654          78        2,715      32,447
                                    --------     -------         ----    --------    --------      ------       ------    --------

Intersegment revenues:
   Interest Income                        --          --           --          --          --          --           --          --
   Other Income                           57          --           --          57          25          --           --          25
                                    --------     -------         ----    --------    --------      ------       ------    --------
Total intersegement revenues              57          --           --          57          25          --           --          25
                                    --------     -------         ----    --------    --------      ------       ------    --------

Total Revenue                         34,409       1,040          181      35,630      29,679          78        2,715      32,472
                                    --------     -------         ----    --------    --------      ------       ------    --------

Depreciation and amortization
                                         384          72           --         456         672          16           --         688

Other operating expenses -
external                              29,749       1,437           --      31,186      25,582         443          150      26,175

Intersegment Expense:

Other operating expense                   --          57           --          57          --          25           --          25
Interest Expense                          --          --           --          --          --          --           --          --
Segment expenses                      30,133       1,566           --      31,699      26,254         484          150      26,888
                                    --------     -------         ----    --------    --------      ------       ------    --------

Segment income before taxes and
extraordinary items                   $4,276       ($526)        $181      $3,931      $3,425       $(406)      $2,565      $5,584
                                    ========     =======         ====    ========    ========      ======       ======    ========

Segment assets                      $613,245     $28,024           --    $641,269    $552,474      $6,263           --    $558,737
                                    --------     -------         ----    --------    --------      ------       ------    --------

Capital expenditures                    $401         $65           --        $466        $340        $986           --      $1,326
                                    --------     -------         ----    --------    --------      ------       ------    --------










                                        As of and for the three months ended September 30,
                                                      (dollars in thousands)


                                                         2000                                                1999
                                      First                     Tax                    First                     Tax
                                    Republic     Delaware     Refund                 Republic     Delaware     Refund
                                      Bank         Bank       Program      Total       Bank         Bank       Program      Total
External customer revenues:
   Interest Income                   $11,853        $447           --     $12,300     $10,071         $43     $     --     $10,114
   Other Income                          411          26           --         437         351           3           --         354
                                    --------     -------         ----    --------    --------      ------       ------    --------
Total external customer revenues

                                      12,264         473           --      12,737      10,422          46           --      10,468
                                    --------     -------         ----    --------    --------      ------       ------    --------

Intersegment revenues:
   Interest Income                        --          --           --          --          --          --           --          --
   Other Income                           19          --           --          19          19          --           --          19
                                    --------     -------         ----    --------    --------      ------       ------    --------
Total intersegement revenues              19          --           --          19          19          --           --          19
                                    --------     -------         ----    --------    --------      ------       ------    --------

Total Revenue                         12,283         473           --      12,756      10,441          46           --      10,487
                                    --------     -------         ----    --------    --------      ------       ------    --------

Depreciation and amortization            145          26           --         171         192          13           --         205

Other operating expenses -
external                              10,811         640           --      11,451       8,785         260           --       9,045

Intersegment Expense:

Other operating expense                   --          19           --          19          --          19           --          19
Interest Expense                          --          --           --          --          --          --           --          --

Segment expenses                      10,956         685           --      11,641       8,977         292           --       9,269
                                    --------     -------         ----    --------    --------      ------       ------    --------

Segment income before taxes and
extraordinary items                   $1,327       ($212)          --      $1,115      $1,464       ($246)          --      $1,218
                                    ========     =======         ====    ========    ========      ======       ======    ========

Segment assets                      $613,245     $28,024           --    $641,269     552,474      $6,263           --    $558,737
                                    --------     -------         ----    --------    --------      ------       ------    --------

Capital expenditures                    $250         $28           --        $278        $238        $149           --        $387
                                    --------     -------         ----    --------    --------      ------       ------    --------

   Note 7: Earnings Per Share:
         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan or otherwise. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At September 30, 2000 and 1999, there were 275,310 and 138,610 CSEs that were antidilutive, respectively. These options may be dilutive in the future.

         The Company paid a 10% stock dividend on March 18, 1999. All relevant financial data contained herein has been retroactively restated as if the dividend had occurred at the beginning of each period presented herein.

      The following table is a comparison of EPS for the three and nine months ended September 30, 2000 and 1999.

                                                   Quarter to Date                                       Year to Date
                                            2000                     1999                     2000                      1999

Income before  cumulative
effect of a change in
accounting principle (numerator
for both calculations)             $747,000                 $815,000               $2,634,000                $3,745,000

                                   Shares       Per Share    Share      Per Share     Shares     Per Share      Share      Per Share
                                   ------       ---------    -----      ---------     ------     ---------      -----      ---------
Weighted average shares
   For period                     6,168,729                6,086,569                6,168,729                 5,971,786
Basic EPS                                         $0.12                    $0.13                    $0.43                     $0.63
Add common stock equivalents
   representing dilutive
   stock options                     70,127                  175,525                  110,760                   267,689
Effect on basic EPS of
   dilutive CSE                                       -                  $(0.00)                  $(0.01)                   $(0.03)
Equals total weighted average
     Shares and CSE (diluted)     6,238,856                6,262,094                6,279,489                 6,239,475
                                  =========                =========                =========                 =========
Diluted EPS                                       $0.12                    $0.13                    $0.42                     $0.60
                                                  -----                    -----                    -----                     -----



         The impact of the cumulative effect of a change in accounting principle on the year-to-date 1999 EPS was to lower the numerator by $63,000 and the resulting basic and diluted EPS by $0.01.

  Note 8:         Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.

(dollar amounts in thousands)                                   Three months ended                     Nine months ended
                                                                  September 30,                          September 30,
                                                        -----------------------------------    -----------------------------------
                                                             2000               1999                2000                1999
                                                        ---------------    ----------------    ---------------     ---------------
Net income                                                        $747               $815              $2,634            $ 3,682

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
        Unrealized holding gains/(losses) during
        the period                                               2,149             (1,545)              1,717             (4,874)
      Less: Reclassification adjustment for gains
             Included in net income                                 -                   -                  -                   -
                                                        ---------------    ----------------    ---------------     ---------------
Comprehensive (loss)/income                                     $2,896              ($730)             $4,351            $(1,192)
                                                        ===============    ================    ===============     ===============

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

Financial Condition:

September 30, 2000 Compared to December  31, 1999

         Total assets increased $54.9 million or 9.4%, to $641.3 million at September 30, 2000 from $586.3 million at December 31, 1999. Net loans (including loans held for sale) increased $45.8 million, or 12.7%, to $405.4 million at September 30, 2000 from $359.6 million at December 31, 1999. The growth was a result of growth in commercial and industrial loans, commercial construction loans, and the success of the new construction lending team who were hired in the first quarter of 2000. In keeping with the companies long-term strategy of changing the mix of loans to more variable rate loans from fixed rate loans, most of the new loan originations were variable rate loans. These new loans are generally in the range of $250,000 to $1.0 million. Investment securities decreased $15.0 million, or 8.0%, to $172.3 million at September 30, 2000 from $187.3 million at December 31, 1999. This decrease was due to principal payments received on securities which were used to fund loan growth and to pay down other borrowed funds, partially offset by a $2.6 million increase in market value on securities classified as Available-for-Sale.

         Cash and due from banks, interest-bearing deposits, and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $25.2 million to $46.3 million at September 30, 2000 from $21.1 million at December 31, 1999 due to an increase in Federal Funds sold as a result of funds generated from deposit growth.

         Total liabilities increased $50.6 million or 9.2%, to $601.9 million at September 30, 2000 from $551.3 million at December 31, 1999, due primarily to deposit growth partially offset by a $56.6 million reduction in other borrowed funds. Deposits, the Company's primary source of funds, increased $106.1 million, or 34.7% to

$411.9 million at September 30, 2000 from $305.8 million at December 31, 1999. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $37.3 million, or 35.9%, to $141.2 million at September 30, 2000 from $103.9 million at December 31, 1999. Certificates of deposit increased by $68.8 million, or 34.1%, to $270.7 million at September 30, 2000 from $201.9 million at December 31, 1999. The increase in all deposit products was a result of the success of the Company's deposit generation strategies instituted in 2000. The Company formed deposit teams and aggressively targeted customers in five specific business categories. This will be an ongoing part of the Company's long-term strategy going forward in order to reduce the reliance on borrowed funds.

         Other borrowed funds were $180.0 million at September 30, 2000 as compared to $236.6 million at December 31, 1999. The decrease was primarily the result of the Company's decision to put more emphasis on deposit gathering and less reliance on other borrowed funds. Accordingly the Company paid down borrowings.

         The Company's shareholders' equity as of September 30, 2000 and December 31, 1999 was $39.4 million and $35.0 million, respectively. Book value per share of the Company's common stock increased from $5.68 as of December 31, 1999 to $6.39 as of September 30, 2000. This increase was mainly attributable to the earnings for the year as well as the improvement in market value of the available for sale securities portfolio.

Three Months Ended September 30, 2000 Compared to September 30, 1999

Results of Operations:

Overview

         The Company's net income decreased $68,000 to $747,000 for the three months ended September 30, 2000, from $815,000 for the three months ended September 30, 1999. This decrease was a result of higher other operating costs, partially offset by higher net interest income and other non-interest income. Diluted earnings per share for the three months ended September 30, 2000 was $0.12 compared to $0.13, for the three months ended September 30, 1999, due to the decrease in net income. This resulted in a return on average assets and average equity of 0.48% and 6.78% respectively, compared to 0.59% and 7.92% respectively for the same period in 1999. The decline in both ratios is due primarily to the decline in net income.

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

         The Company's net interest income increased $676,000, or 17.5%, to $4.5 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999. As shown in the following Rate Volume table, the increase in net interest income was due to the positive effect of volume changes totaling $906,000 partially offset by the net costs associated with higher interest rates of $230,000. The positive impact from volume changes was attributable to a significant increase in average interest-earning assets, which increased $65.4 million on average to $599.9 million during the quarter ended September 30, 2000, from $533.4 million for the quarter ended September 30, 1999. The negative impact from changes in rates was attributable to higher costing deposits and borrowed funds due to the rising-rate environment. Net interest margin (net interest income as a percentage of average interest-earning assets) was 3.03% for the three months ended September 30, 2000 versus 2.90% for the three months ended September 30, 1999. The improvement in net interest margin was the result of the change in the mix of interest-bearing liabilities to lower costing deposits from higher costing other borrowed funds, as well as recognition of interest income during the third quarter of 2000 totaling $204,000 from two loans that were restructured and reclassified to accrual status from non-accrual status.

         The Company's total interest income increased $2.2 million, or 21.6%, to $12.3 million for the three months ended September 30, 2000 from $10.1 million for the three months ended September 30, 1999. Approximately $1.6 million of the increase was related to a $65.4 million increase in average interest-earning assets while the remaining $554,000 was the result of the 63 basis point increase in the yield earned on interest-earning assets to 8.17%.

         Interest and fees on loans increased $2.3 million, or 32.9%, to $9.1 million for the three months ended September 30, 2000 from $6.9 million for the three months ended September 30, 1999. Approximately $1.7 million of the increase was due to a $73.1 million, or 22.2%, increase in average loans outstanding while the remaining $507,000 of the increase was due to an increase in the average rate earned on these loans of 72 basis points to 9.02%. Interest and dividend income on securities decreased $285,000, or 8.8%, to $3.0 million for the three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999. This decrease in investment income was the result of a decrease in the gross average balance of securities owned of $20.3 million, or 10.0%, to $184.1 million for the three months ended September 30, 2000 from $204.3 million for the three months ended September 30, 1999. This more than offset the slight improvement in yield of 8 basis points. This decline in securities is due to a plan to improve the mix of assets by redeploying the cash resulting from maturities into higher yielding loans or alternatively to pay down borrowed funds.

         Interest expense increased $1.5 million, or 24.2%, to $7.8 million for the three months ended September 30, 2000 from $6.3 million for the three months ended September 30, 1999. Interest-bearing liabilities averaged $536.4 million, an increase of $59.3 million, or 12.4%, from $477.0 million for the three months ended September 30, 1999. The net growth in interest-bearing liabilities contributed $725,000 to the increase in interest expense while the increase in rates paid on interest-bearing liabilities of 54 basis points contributed the remaining $784,000 to the increase. The growth in interest-bearing liabilities was due to deposit growth which was used to fund the growth in interest-earning assets and to repay certain other borrowed funds. This deposit growth was a result of the Company's successful implementation of deposit generating strategies. The average rate paid on interest-bearing liabilities increased to 5.74% for the three months ended September 30, 2000 from 5.20% for the three months ended September 30, 1999 due primarily to the increase in average rates paid on other borrowings and certain deposit accounts in response to the rising-rate environment.

         Interest expense on time deposits increased $1.2 million or 40.1%. This increase was primarily due to an increase in the average volume of certificates of deposit of $57.7 million, or 29.1%, to $256.3 million for the three months ended September 30, 2000 from $198.6 million for the three months ended September 30, 1999. This contributed $899,000 of the increase. The average rate of interest paid on time deposits increased 50 basis points from 5.79% at September 30, 1999 to 6.29% at September 30, 2000, and contributed the remaining $265,000 to the increase in interest expense. The increase in the interest rate is in response to the rising-rate environment.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.7 million for the three months ended September 30, 2000 compared to $2.9 million for the three months ended September 30, 1999. This decrease was due to a decrease in the average volume of other borrowed funds of $32.9 million to $186.0 million for the three months ended September 30, 2000 from $219.0 million for the three months ended September 30, 1999 as a result of successful deposit generating strategies. The decline in volume more than offset the increase in rate as the average rate paid for borrowed funds increased 56 basis points from 5.22% at September 30, 1999 to 5.78% at September 30, 2000, due to the rising-rate environment.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                           Three months ended September 30,
                                                                   2000 versus 1999
                                                                (dollars in thousands)
                                                                   Due to change in:
                                                    Volume               Rate               Total
                                                 ------------        ------------       ------------
Interest Income
     Loans
          Commercial                                 $ 1,709               $ 507            $ 2,216
          Residential Mortgage                           (13)                (10)               (23)
          Consumer and other                              52                  10                 62
=====================================================================================================
     Total  Loans                                      1,748                 507              2,255

         Securities                                     (326)                 41               (285)
         Other interest-earning assets                   209                   6                215
=====================================================================================================
              Total interest-earning assets            1,631                 554              2,185

Interest Expense
      Deposits
         Interest-bearing demand deposits                (62)                (90)              (152)
         Money market and savings                       (225)               (142)              (367)
         Time deposits                                  (899)               (265)            (1,164)
=====================================================================================================
              Total deposit interest expense          (1,186)               (497)            (1,683)
         Other borrowed funds                            461                (287)               174
=====================================================================================================
              Total interest expense                    (725)               (784)            (1,509)
=====================================================================================================
Net interest income                                    $ 906              $ (230)             $ 676
=====================================================================================================


Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $200,000 and $210,000 for the three months ended September 30, 2000 and 1999, respectively. The amounts recorded in the third quarters of 2000 and 1999 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and inherent losses in the portfolio. As of September 30, 2000 and 1999 the allowance for loan losses to total loans, net of deferred loan fees was 0.93%.

Non-Interest Income

         Total non-interest income increased $83,000 to $437,000 for the three months ended September 30, 2000 from $354,000 for the three months ended September 30, 1999. This increase is due to increased service fees on deposit accounts as a result of the large growth in deposits as well as fees earned on participated loans.

Non-Interest Expenses

         Total non-interest expenses increased $872,000, or 31.3%, to $3.7 million for the three months ended September 30, 2000. Salaries and benefits increased $425,000 or 29.7%, to $1.9 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. The increase was due primarily to an increase in staff of First Republic Bank as a result of business development efforts, bonus payments related to fee generation, higher health insurance costs and normal merit increases.

         Occupancy and equipment expenses increased $30,000, or 6.7%, to $490,000 for the three months ended September 30, 2000 from $460,000 for the three months ended September 30, 1999 due to increased rent and repairs and maintenance expenses.

         Other non-interest expense increased $417,000, to $1.3 million for the three months ended September 30, 2000 from $898,000 for the same period in 1999. This increase was primarily due to increased legal, advertising and professional fee expense. In addition, the Company sold its last remaining OREO property in the third quarter of 2000 at a loss of $53,000.

Provision for Income Taxes

         The provision for income taxes decreased $35,000, or 8.7%, to $368,000 for the three months ended September 30, 2000 from $403,000 for the three months ended September 30, 1999. This decrease is mainly the result of the decrease in pre-tax income from third quarter 1999 to third quarter 2000. The effective tax rate for both periods was approximately 33.0%.

Nine Months Ended September 30, 2000 Compared to September 30, 1999

Results of Operations:

Overview

         The Company's net income decreased $1.0 million to $2.6 million for the nine months ended September 30, 2000, from $3.7 million for the nine months ended September 30, 1999. This decrease is a result of the decrease in revenue from the Tax Refund Program of approximately $2.5 million, or $0.29 per diluted share after tax. During the first quarter of 1999 the Company participated in the program and earned revenues of $2.7 million. During the first nine months of 2000 the Company did not participate in the Tax Refund program and earned $181,000 in revenue during the period representing recoveries of delinquent Tax Refund program loans from prior years. Diluted earnings per share for the nine months ended September 30, 2000, was $0.42 compared to $0.59, for the nine months ended September 30, 1999, due to the decrease in net income. This resulted in a return on average assets and average equity of 0.59% and 8.25% respectively, compared to 0.92% and 12.99% respectively for the same period in 1999. The decline in these ratios is generally due to lower net income. Excluding non-recurring revenue net of tax from the Tax Refund Program, diluted earnings per share for the first nine months of 2000 of $0.40 grew 33.3% when compared to $0.30 for the first nine months of 1999.

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

         The Company's net interest income increased $1.6 million, or 14.5%, to $12.7 million for the nine months ended September 30, 2000 from $11.1 million for the nine months ended September 30, 1999. As shown in the Rate Volume table below, the increase in net interest income was due to the positive effect of volume changes of approximately $2.1 million partially offset by the effect of higher interest rates which totaled $519,000. The positive impact of volume changes was attributable to a significant increase in average interest earning assets which increased $60.7 million, or 11.8%, to $575.6 million for the nine months ended September 30, 2000, from $514.9 million for the nine months ended September 30, 1999. Net interest margin (net interest income as a percentage of average interest-earning assets) was 2.94% for the nine months ended September 30, 2000 versus 2.87% for the nine months ended September 30, 1999. The improvement in net interest margin was the result of a shift in the mix of interest-bearing liabilities from other borrowed funds to lower costing deposits as well as growth in interest-earning assets and recognition of non-recurring interest from two customers totaling $204,000 in the third quarter of 2000 that were previously on non-accrual status.

         The Company's total interest income increased $5.3 million, or 18.2%, to $34.3 million for the nine months ended September 30, 2000 from $29.0 million for the nine months ended September 30, 1999. Approximately $4.1 million of the increase was the result of a $60.7 million increase in average volume of interest-earning assets while the remaining $1.1 million of the increase was related to the 42 basis point increase in the yield earned on interest-earning assets to 7.93%. Interest and fees on loans increased $5.1 million, or 25.8%, to $24.7 million for the nine months ended September 30, 2000 from $19.7 million for the nine months ended September 30, 1999. Approximately $4.1 million of the increase in loans was due primarily to a $60.6 million, or 19.0%, increase in average loans outstanding while the remaining $935,000 of the increase was due to an increase in the average rate earned on these loans of 47 basis points to 8.69%. The growth was primarily realized in the Commercial loan area. The full-year effect of the Delaware bank also contributed to the loan growth. Interest and dividend income on securities decreased $86,000 to $9.2 million for the nine months ended September 30, 2000 from $9.3 million for the nine months ended September 30, 1999. This decline was due to the $5.8 million decrease in volume to an average of $190.1 million which offset the increase in rate earned on these securities of 13 basis points.

         The Company's total interest expense increased $3.7 million, or 20.4%, to $21.6 million for the nine months ended September 30, 2000 from $17.9 million for the nine months ended September 30, 1999. Interest-bearing liabilities averaged $515.9 million, an increase of $55.9 million, or 12.1%, from $460.1 million for the nine months ended September 30, 1999. The growth in interest-bearing liabilities contributed $2.0 million to the growth in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $1.6 million of the increase. The increase in volume is the result of very successful deposit generating strategies which allowed the Bank's to fund growth with deposits and reduce the reliance on borrowed funds. The average rate paid on interest-bearing liabilities increased 38 basis points to 5.57% for the nine months ended September 30, 2000 from 5.19% for the nine months ended September 30, 1999 due primarily to the increase in average rates paid on other borrowings and certain deposit accounts in response to the higher interest rate environment.

         Interest expense on time deposits increased $2.2 million or 25.8%. This increase was primarily due to an increase in the average volume of certificates of deposit of $40.6 million, or 21.2%, to $231.6 million for the nine months ended September 30, 2000 from $191.1 million for the nine months ended September 30, 1999. The average rate of interest paid on time deposits increased to 6.07% at September 30, 2000 versus 5.85% at September 30, 1999 due to the higher interest rate environment.

         Interest expense on FHLB advances and overnight federal funds purchased was $8.7 million for the nine months ended September 30, 2000 compared to $8.2 million for the nine months ended September 30, 1999. This increase was due to an increase in the average rate of interest paid on other borrowed funds which increased 58 basis points from 5.17% at September 30, 1999 to 5.75% at September 30, 2000, due to the rising-rate environment. The average volume of other borrowed funds decreased by $8.3 million to $201.9 million for the nine months ended September 30, 2000 from $210.3 million for the nine months ended September 30, 1999. This was a result of the success of the Bank's deposit generation strategy which has reduced the reliance on other borrowed funds.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the nine month period ending September 30, 2000 versus the comparable period for 1999. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                           Nine months ended September 30,
                                                                  2000 versus 1999
                                                               (dollars in thousands)
                                                                  Due to change in:
                                                    Volume                   Rate                    Total
Interest Income
    Loans
          Commercial                                $ 3,957                   $ 813                 $ 4,770
          Residential Mortgage                           44                      73                     117
          Consumer and other                            133                      49                     182
============================================================================================================
    Total  Loans                                      4,134                     935                   5,069

         Securities                                    (280)                    194                     (86)
         Other interest-earning assets                  283                      (3)                    280
============================================================================================================
              Total interest-earning assets           4,137                   1,126                   5,263

Interest Expense
     Deposits
         Interest-bearing demand deposits              (132)                   (106)                   (238)
         Money market and savings                      (379)                   (329)                   (708)
         Time deposits                               (1,837)                   (326)                 (2,163)
============================================================================================================
              Total deposit interest expense         (2,348)                   (761)                 (3,109)
     Other borrowed funds                               334                    (884)                   (550)
============================================================================================================
                  Total interest expense             (2,014)                 (1,645)                 (3,659)
============================================================================================================
Net interest income                                 $ 2,123                  $ (519)                $ 1,604
============================================================================================================



Provision for Loan Losses

         The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $600,000 and $670,000 for the nine months ended September 30, 2000 and 1999, respectively. The amounts recorded in 2000 and 1999 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and inherent losses in the portfolio. As of September 30, 2000 and 1999 the allowance for loan losses to total loans, net of deferred loan fees was 0.93%.

Non-Interest Income

         Total non-interest income decreased $2.1 million to $1.3 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999. This was mainly attributable to a $2.5 million decrease in revenues related to the Tax Refund Program. This decrease results from the termination of the Bank's participation in the Tax Refund Program after the 1999 tax preparation season. Partially offsetting the tax refund amounts was an increase in non-interest income from service fees on deposit accounts and pre-payment penalty and forfeited commitment fees on loans as well as fees earned on participated loans. These items increased $395,000 from $653,000 for the nine months ended September 30, 1999. The increase in service fees on deposits is the result of increased business development in transaction based accounts.

Non-Interest Expenses

         Total non-interest expenses increased $1.2 million to $9.5 million for the nine months ended September 30, 2000 from $8.3 million at September 30, 1999. Salaries and benefits increased $922,000 or 22.4%, to $5.0 million for the nine months ended September 30, 2000 from $4.1 million for the nine months ended September 30, 1999. The increase was due primarily to an increase in staff associated with business development efforts, the full year effect of the Delaware branch opening, bonus payments related to the commercial loan incentive program, higher health insurance costs and normal merit increases.

         Occupancy and equipment expenses increased $104,000, or 8.0%, to $1.4 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended September 30, 1999. This was principally the result of increased rent and repairs and maintenance expense.

         Other non-interest expense increased $164,000 to $3.0 million for the nine months ended September 30, 2000 from $2.8 million for the same period in 1999. This was attributable to increases in advertising, business development, correspondent service charges, other tax expense and the overall growth of the company. In 1999, the Company accrued $233,000 for a legal settlement during the first quarter. The Company also recorded a write-down of its only property held in other real estate owned of $75,000, during the first quarter of 1999. This property was subsequently sold in the third quarter of 2000.

Provision for Income Taxes

         The provision for income taxes decreased $542,000, or 29.5%, to $1.3 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This decrease is mainly the result of the decrease in pre-tax income from 1999 to 2000. For the year ended September 30, 1999, the Company recorded an income tax benefit of $31,000 in connection with the cumulative effect of a change in accounting principle, upon the adoption of SOP 98-5. The effective tax rate for both years was approximately 33.0%.

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

         The following tables present a summary of the Company's interest rate sensitivity GAP at September 30, 2000. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.

                                                       Republic First Bancorp
                                                       Interest Sensitive Gap
(dollars in thousands)                                As of September 30, 2000
                                                                                                       More    Financial
                         0 - 90     91 - 180  181 - 365       1 - 2       2 - 3     3 - 4     4 - 5    than 5  Statement
                          Days        Days      Days          Years       Years     Years     Years    Years     Total    Fair Value
Interest Sensitive
Assets:

Securities and interest
 Bearing balances due
  from banks             $53,957     $ 6,121    $10,013      $ 18,819   $ 20,486   $ 17,250   $14,441   $60,979  $202,066  $201,035
 Average interest rate     6.76%       6.50%      6.59%         6.47%      6.45%      6.44%     6.45%     7.24%
Loans receivable         153,812      14,575     26,435        51,191     51,799     36,782    25,322    45,498   405,414   408,107
 Average interest rate     9.85%       8.26%      8.20%         8.26%      8.28%      8.08%     8.10%     7.47%

Total                    207,769      20,696     36,448        70,010     72,285     54,032    39,763   106,477   607,480   609,142
                        -----------------------------------------------------------------------------------------------------------
Cumulative Totals       $207,769    $228,465   $264,913      $334,923   $407,208   $461,240  $501,003  $607,480
                        =======================================================================================

Interest Sensitive
Liabilities:

Demand Interest Bearing  $13,497       $ 237     $  474         $ 948     $  948     $  948   $ 8,779       $--   $25,832   $25,832
 Average interest rate     3.14%       1.25%      1.25%         1.25%      1.25%      1.25%     1.25%     0.00%
Savings Accounts           3,357          59        118           236        236        236     2,184       $--     6,425     6,425
 Average interest rate     2.00%       2.00%      2.00%         2.00%      2.00%      2.00%     2.00%     0.00%
Money Market Accounts     35,139         617      1,234         2,469      2,469      2,469    22,856       $--    67,254    67,254
 Average interest rate     4.79%       4.79%      4.79%         4.79%      4.79%      4.79%     4.79%     4.79%
Time Deposits             58,500      41,954     73,877        81,316      3,722      3,204     8,128         2   270,702   269,837
 Average interest rate     6.18%       6.18%      6.30%         6.25%      6.25%      6.25%     6.25%     6.25%

FHLB Borrowings           20,040      12,500     30,000       117,500         --         --        --        --   180,040   180,070
 Average interest rate     6.65%       5.32%      5.84%         6.17%      0.00%      0.00%     0.00%     0.00%

Total                    130,533      55,367    105,703       202,469      7,375      6,857    41,947         2   550,252   549,418
                        -----------------------------------------------------------------------------------------------------------
Cumulative Totals       $130,533    $185,900   $291,603      $494,072   $501,447   $508,304  $550,250  $550,252
                        =======================================================================================

Interest Rate
 Sensitivity GAP        $ 77,236   $(34,671)  $(69,255)    $(132,458)   $ 64,910   $ 47,175  $(2,183)  $106,475

Cumulative GAP          $ 77,236     $42,565  $(26,690)    $(159,148)  $(94,238)  $(47,063) $(49,246)  $ 57,229

Interest Sensitive
Assets/
 Interest Sensitive
Liabilities                 159%         37%        34%           35%       980%       788%       95%   53,239%

Cumulative GAP/
 Total Earning Assets        13%          7%        -4%          -26%       -16%        -8%       -8%        9%

Total Earning Assets    $607,480
                        ========

Off balance sheet items
 Notional value:
Commitments to
 Extend credit           $ 4,335     $52,321                                                                      $56,656      $563
                         -------------------                                                                      -----------------
Average interest rate     10.00%      10.00%



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

           Through the use of income simulation modeling, the Company has calculated an estimate of net interest income for the year ending September 30, 2001, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2000. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending September 30, 2001 and December 31, 2000.

                                                  Percentage Change
       Rate shocks to interest rates        9/30/01              12/31/00
       -----------------------------        -------              --------
                    +2%                        1.6%                (1.9%)
                    +1%                       0.9                 (1.2)
                    -1%                      (2.2)                 0.1
                    -2%                      (6.7)                 1.0

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

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At September 30, 2000 and December 31, 1999, First Republic Bank, Republic First Bank of DE and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

         The following table presents the Company's capital regulatory ratios at September 30, 2000 and December 31, 1999:

                                                    Actual                     For Capital               To be well
                                                                            Adequacy purposes       capitalized under FRB
                                                                                                      capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At September 30, 2000
     Total risk based capital
         First Republic Bank                  41,244          11.86%         27,828        8.00%       34,785       10.00%
         Republic First Bank of DE             3,597          18.35%          1,568        8.00%        1,960       10.00%
         Republic First Bancorp, Inc.         47,875          13.01%         29,448        8.00%       36,810       10.00%
     Tier one risk based capital
         First Republic Bank                  37,664          10.83%         13,914        4.00%       20,871        6.00%
         Republic First Bank of DE             3,373          17.21%            784        4.00%        1,176        6.00%
         Republic First Bancorp, Inc.         44,071          11.97%         14,724        4.00%       22,086        6.00%
     Tier one leveraged capital
         First Republic Bank                  37,664           6.21%         30,330        5.00%       30,330        5.00%
         Republic First Bank of DE             3,373          16.35%          1,032        5.00%        1,032        5.00%
         Republic First Bancorp, Inc.         44,071           7.03%         31,328        5.00%       31,328        5.00%





                                                 Actual                    For Capital               To be well
                                                                        Adequacy purposes       capitalized under FRB
                                                                                                 capital guidelines
                                           Amount       Ratio         Amount         Ratio       Amount         Ratio
At December 31, 1999
    Total risk based capital
       First Republic Bank                 37,591       11.75%        25,593         8.00%       31,992        10.00%
       Republic First Bank of DE            3,086       34.52%           715         8.00%          894        10.00%
       Republic First Bancorp, Inc.        44,646       13.23%        25,202         8.00%       31,503        10.00%
    Tier one risk based capital
       First Republic Bank                 34,469       10.77%        12,797         4.00%       19,195         6.00%
       Republic First Bank of DE            3,000       33.55%           358         4.00%          536         6.00%
       Republic First Bancorp, Inc.        41,438       12.28%        12,601         4.00%       18,902         6.00%
    Tier one leveraged capital
       First Republic Bank                 34,469        6.14%        28,049         5.00%       28,049         5.00%
       Republic First Bank of DE            3,000       40.70%           369         5.00%          369         5.00%
       Republic First Bancorp, Inc.        41,438        7.22%        28,369         5.00%       28,369         5.00%

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

         The Company's liquid assets totaled $46.3 million at September 30, 2000 compared to $21.1 million at December 31, 1999 as the Company used excess funds from deposit generation to increase its on-balance sheet liquidity. Maturing and repaying loans are another source of asset liquidity. At September 30, 2000, the Company estimated that an additional $194.8 million of loans will mature or repay in the next one year period ending September 30, 2001.

         Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Reserve System or the Federal Home Loan Bank System. At September 30, 2000, the Banks had $75.2 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $27.4 million at December 31, 1999. These lines of credit enable the Banks to purchase funds for short-term needs at current market rates.

         At  September  30,  2000,  the  Company  had  outstanding   commitments
(including unused lines of credit and letters of credit) of $56.7 million. Certificates of deposit which are scheduled to mature within one year totaled $174.3 million at September 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $62.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established lines of credit from its correspondent, in the amount of $10.0 million, to assist in managing the Bank's liquidity position. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $245.3 million. As of September 30, 2000 and December 31, 1999, the Company had borrowed $180.0 million and $236.6 million, respectively, under its lines of credit.

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

Securities Portfolio

         At September 30, 2000, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $161.9 million and $154.4 million as of September 30, 2000, respectively. The net unrealized loss on securities available-for-sale, as of this date, was $7.5 million.

         The following table represents the carrying and estimated fair values of Investment Securities at September 30, 2000.

                                                 Gross                 Gross
(Dollars in thousands)        Amortized          Unrealized            Unrealized
Available-for-Sale            Cost               Gain                  Loss               Fair Value
                            --------------------------------------------------------------------------
Mortgage-backed               $ 159,449              $ 22               $(7,481)            $ 151,990
U.S. Government Agencies          2,412                25                   (36)                2,401
                            --------------------------------------------------------------------------
Total Available-for-Sale      $ 161,861              $ 47               $(7,517)            $ 154,391

                                                 Gross                 Gross
                              Amortized          Unrealized            Unrealized
Held-to-Maturity              Cost               Gain                  Loss               Fair Value
                            --------------------------------------------------------------------------

Mortgage-backed                 $ 1,736               $ -                 $ (10)              $ 1,726
US Government Agencies            1,387                 5                     -                 1,392
Other                            14,810                 5                   (15)               14,800
                            --------------------------------------------------------------------------
Total Held-to-Maturity         $ 17,933              $ 10                 $ (25)             $ 17,918


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

         The Company's net loans increased $45.8 million, or 12.7%, to $405.4 million at September 30, 2000 from $359.6 million at December 31, 1999 (including loans held for sale), which were funded by increased deposits.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                         As of September 30, 2000             As of December 31, 1999
                                           Balance           % of Total          Balance             % of Total
Commercial:
   Real Estate Secured (1)               $ 180,337                44.1          $183,783                  50.7
   Non Real Estate Secured                  50,904                12.4            41,067                  11.3
                                         ---------------------------------------------------------------------
                                           231,241                56.5           224,850                  62.0

Residential Real Estate                    175,304                42.8           136,129                  37.5
Consumer & Other                             2,673                 0.7             1,834                   0.5
                                         ---------------------------------------------------------------------
Total Loans (1)                            409,218              100.0%           362,813                100.0%

Less allowance for loan losses              (3,804)                               (3,208)
                                         ---------                              --------

Net loans                                $ 405,414                              $359,605
                                         =========                              ========



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

                                                      September 30, 2000     December 31, 1999
                                                  ---------------------------------------------
(Dollars in thousands)
Loans accruing, but past due 90 days or more                       $740                   $333
Non-accrual loans                                                   793                  1,778
Restructured loans                                                1,982                     --
                                                  ---------------------------------------------
Total non-performing loans (1)                                    3,515                  2,111
Foreclosed real estate                                              --                     643
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $3,515                 $2,754
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income (3)                                                     0.86%                  0.58%
Non-performing assets as a percentage of total
   assets                                                         0.55%                  0.47%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(3)  Includes loans held for sale at December 31, 1999.

         Total non-performing loans increased by $1.4 million to $3.5 million at September 30, 2000 from $2.1 million at December 31, 1999. Total non-performing assets increased by $761,000 at September 30, 2000 to $3.5 million from $2.8 million at December 31, 1999. The increase in non-performing loans and non-performing assets are primarily due the addition of a restructured loan to one borrower totaling $2.0 million during the second quarter of 2000. This was partially offset by one non-accrual loan totaling $816,000 that was restructured under terms that enabled the credit to be returned to accrual status. Management believes that collateral pledged against both the non-accrual and restructured loans is adequate to protect the Bank from potential losses associated with these credits. The foreclosed real estate property was sold in the third quarter.

          The Company had delinquent loans as of September 30, 2000 and December 31, 1999 as follows; (i) 30 to 59 days past due, consisted of commercial, and consumer and home equity loans in the aggregate principal amount of $436,000 and $3,403,000 respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $82,000 and $169,000 respectively. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At September 30, 2000 and December 31, 1999, substandard loans totaled approximately $3.3 million and $2.2 million respectively; and doubtful loans totaled $223,000 and $274,000, respectively at the end of both periods. This increase in substandard loans was primarily the result of classifying loans made to one borrower for $2.0 million as substandard, partially offset by the movement of one substandard and non-accruing loan of $816,000 back to accrual and standard status. The $2.0 million credit is included in the non-performing loan and asset totals above. Management believes that there is sufficient collateral securing this credit to protect the Bank from potential losses associated with this loan.

         The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $2.8 million and $1.8 million at September 30, 2000 and December 31, 1999 respectively, of which $2.8 million and $1.4 million respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at September 30, 2000, and December 31, 1999 were $0 and $353,000, respectively. The increase in impaired loans is due primarily to the classification of loans to one borrower totaling $2.0 million as an impaired loan, partially offset by one loan to one customer of $816,000 that is no longer impaired. The $2.0 million loan is included in restructured and substandard loans. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At September 30, 2000, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $89.7 million, which represented 21.9% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2000, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $735,000 as of September 30, 2000.

         The Company had no credit exposure to "highly leveraged transactions" at September 30, 2000, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the nine months ended September 30, 2000, and 1999 and the twelve months ended December 31, 1999 is as follows:

                                             For the nine months      For the twelve months      For the nine months
                                                    ended                     ended                     ended
(dollars in thousands)                       September 30, 2000         December 31, 1999         September 30, 1999
                                            ----------------------    -----------------------   -----------------------
Balance at beginning of period ............                $3,208                     $2,395                    $2,395
Charge-offs:
   Commercial .............................                    34                         91                        27
   Real estate ............................                    --                         --                        --
   Consumer ...............................                    49                        117                        97
                                            ----------------------    -----------------------   -----------------------

      Total charge-offs ...................                    83                        208                       124
                                            ----------------------    -----------------------   -----------------------
Recoveries:
   Commercial .............................                    77                        124                        93
   Real estate ............................                    --                         --                        --
   Consumer ...............................                     2                         17                        17
                                            ----------------------    -----------------------   -----------------------

      Total recoveries ....................                    79                        141                       110
                                            ----------------------    -----------------------   -----------------------
Net charge-offs/(recoveries) ..............                     4                         67                        14
                                            ----------------------    -----------------------   -----------------------
Provision for loan losses .................                   600                        880                       670
                                            ----------------------    -----------------------   -----------------------

   Balance at end of period ...............                 3,804                     $3,208                    $3,051
                                            ======================    =======================   =======================

   Average loans outstanding (1)(2) .......              $379,351                   $322,363                   318,770
                                            ======================    =======================   =======================


As a percent of average loans (1)(2):
   Net charge-offs/Recoveries .............                  0.0%                      0.02%                     0.01%
   Provision for loan losses ..............                 0.16%                      0.27%                     0.21%
   Allowance for loan losses ..............                 1.00%                      1.00%                     0.96%
Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ..........................                 0.93%                      0.88%                     0.93%
   Total non-performing loans at
      period end ..........................              108.23%                    151.97%                   185.25%

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

                                                   At September 30, 2000                  At December 31, 1999
                                                               Percent of Loans                    Percent of Loans
                                                 Amount        In Each Category     Amount (in     In Each Category
                                               (in 000's)          To Loans           00's)          to Loans (1)

Allocation of allowance for loan losses:
   Commercial                                        $2,820            56.5%             $2,119           62.0%
   Residential real estate                              227            42.8%                423           37.5%
   Consumer and other                                   128             0.7%                 84            0.5%
   Unallocated                                          629              --%                582              -%
                                             ---------------     ------------      -------------    ------------

      Total                                          $3,804          100.00%             $3,208         100.00%
                                             ===============                       =============


         The unallocated allowance increased $47,000 to $629,000 at September 30, 2000 from $582,000 at December 31, 1999. The Company's internal loan guidelines require all classified credits to have a specific reserve allocated to the credit, even though management believes the loan to be adequately collateralized. Movement of two loans to accrual from non-accrual status in part contributed to the rise in the unallocated allowance.

(1)      Includes loans held for sale

Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At September 30, 2000 and December 31, 1999, firm loan commitments approximated $52.3 million and $17.5 million respectively, and commitments of standby letters of credit approximated $4.3 million and $2.4 million, respectively.


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

Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has not yet determined the impact, if any of this statement on the Company's financial condition, equity, results of operations, or disclosure.

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

                           Republic First Bancorp, Inc.



                           ---------------------------------------
                           Jere A. Young
                           President and Chief Executive Officer



                           ---------------------------------------
                           Larry Poppert
                           Vice President Finance








Dated: November 14, 2000