Form 10-K405
period 2000-12-31
REPUBLIC FIRST BANCORP INC
filed 2001-03-23
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
    (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000
                                             -----------------

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    (NO FEE REQUIRED)
     For the transition period from _________________ to _____________________

                         Commission file number: 0-17007


                          REPUBLIC FIRST BANCORP, INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $26,222,452 based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on February 28, 2001.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock $0.01 Par Value                       6,358,126
   ----------------------------              ----------------------------
         Title of Class                      Number of Shares Outstanding
                                               as of February 28, 2001

Documents incorporated by reference:
      Part  III   incorporates   certain   information  by  reference  from  the
Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


                                                      REPUBLIC FIRST BANCORP | 1


                                         REPUBLIC FIRST BANCORP, INC.

                                                  Form 10-K


                                                    INDEX


PART I                                                                                                  Page


Item 1     Description of Business...................................................................     3

Item 2     Description of Properties.................................................................     6

Item 3     Legal Proceedings.........................................................................     7

Item 4     Submission of Matters to a Vote of Security Holders ......................................    10



PART II



Item 5     Market for Registrant's Common Equity and Related Stockholder Matters ...................     11

Item 6     Selected Financial Data..................................................................     12

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.....    13

Item 8     Financial Statements and Supplementary Data...............................................    34

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    34



PART III



Item 10    Directors and Executive Officers of the Registrant .......................................    34

Item 11    Executive Compensation ...................................................................    34

Item 12    Security Ownership of Certain Beneficial Owners and Management ...........................    34

Item 13    Certain Relationships and Related Transactions ...........................................    34



PART IV



Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................    35



2 | REPUBLIC FIRST BANCORP

                                     PART I

Item 1:     Description of Business

Republic First Bancorp, Inc.

      Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank (the "Bank"), and Republic First Bank of Delaware (the "Delaware Bank"), (together the "Banks") offer a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware.

      As of December 31, 2000, the Company had total assets of approximately $655.6 million, total shareholders' equity of approximately $43.0 million, total deposits of approximately $425.6 million and net loans receivable outstanding of approximately $418.3 million. The majority of such loans were made for commercial purposes.

      The Company provides banking services through the Banks and does not presently engage in any activities other than these banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

      The Company and the Banks have a total of 137 employees.

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

       As of December 31, 2000, the Bank had total assets of approximately $627.2 million, total shareholders' equity of approximately $36.7 million, total deposits of approximately $404.6 million and net loans receivable of approximately $397.3 million. The majority of such loans were made for commercial purposes.

      The Bank offers many commercial and consumer banking services, with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area.

      The Bank attempts to offer a high level of personalized service to both its commercial and consumer customers. The Bank offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing "NOW" accounts, insured money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts. The Bank actively solicits non-interest and interest-bearing deposits from its borrowers.

      The Bank offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured commercial loans including commercial real estate and construction loans, home improvement loans, bridge loans, mortgages, home equity lines of credit, overdraft lines of credit and loans for the purchase of marketable securities.

      Management manages the Banks' credit risk through loan application evaluation, approval and monitoring procedures. Since their inception, the Banks' have had a senior officer monitor compliance with the Banks' lending policies and procedures by the Banks loan officers.

      The Bank also maintains an investment securities portfolio. Investment securities are purchased by the Bank within standards of the Banks' Investment Policy, which is approved annually by the Banks' board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality of the investment, maturities and concentrations of investments. At December 31, 2000, and 1999, approximately 91% and 90%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The CMOs are fixed and variable rate debt securities, with current weighted average lives of approximately ten years.


                                                      REPUBLIC FIRST BANCORP | 3

      The Banks' regulatory authorities require the Bank to maintain certain liquidity ratios such that the Bank maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed an Asset/Liability Committee, comprised of certain members of the Banks' board of directors and senior management, which determines such ratios. The purpose of the committee is, in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing interest rate risk to the Bank. The Asset/Liability Committee meets at least quarterly.

      The Banks' lending activities are focused on small and medium-sized businesses within the professional community. Loans for commercial purposes are the most significant category of the Banks' lending activities, representing approximately 81.6%, of total loans outstanding at December 31, 2000. While residential first mortgage loans made for non-commercial purposes comprised
17.7% of total loans outstanding at that date, the Banks are not currently expanding that portfolio. Instead, the Banks are focusing on expanding their commercial loan base. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. The unsecured portion of the portfolio represents the greatest risk of loss to the Bank but is only 3% of the loan portfolio. Although management continues to follow strict underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Management has further mitigated credit risk within the loan portfolio by focusing on the origination of collateralized loans, which represent a lower credit risk to the Bank.

Republic First Bank of Delaware

      In the second quarter of 2001, Republic First Bank of Delaware will change its name to First Bank of Delaware. Republic First Bank of Delaware is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle, Delaware. The Delaware Bank opened for business on June 1, 1999. The Delaware Bank offers many of the same services and financial products as First Republic Bank, described above, and will serve to expand the Company's market penetration into Delaware. It presently conducts its principal banking activities through its two offices in Wilmington, Delaware.

      As  of  December  31,  2000,   the  Delaware  Bank  had  total  assets  of
approximately $28.4 million, total shareholders' equity of approximately $3.4 million, total deposits of approximately $24.5 million and net loans receivable of approximately $21.0 million. The majority of such loans were made for commercial purposes.

Service Area/Market Overview

      The Banks' primary market service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery County. The Banks also serve the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and northern Delaware.

      In 1998, the Bank entered into an alliance with MBM/ATM Group Ltd., to deploy offsite Automated Teller Machines (ATMs) to provide cash dispensers to service the greater Philadelphia region and parts of Southern New Jersey, Delaware and Maryland. The Company sold its rights to these machines and other assets to MBM/ATM Group, LTD, effective December 31, 2000. No gain or loss was recognized on the sale. The Company will provide cash to the MBM/ATM Group, Ltd. for these machines and will charge them a market interest rate.

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


4 | REPUBLIC FIRST BANCORP

      Many of the banks with which the Banks compete have greater financial resources than the Bank and offer a wider range of deposit and lending instruments with a higher lending limit. The Banks' combined lending limits were $6.8 million at December 31, 2000. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks which could open in its market area. Several de novo banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Banks anticipate a continued increase in competition in its market area.

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

      Attracting and Retaining Highly Experienced Personnel. The Banks' executive officers and other personnel have substantial employment experience with larger banks in the region. When opening new branches, the Banks extensively screens and trains its employees to ensure the staff has the necessary ability and contacts in the community to foster rapid growth. The Company seeks to instill a sales and service oriented culture in its personnel in order to build customer relationships and maximize cross-selling opportunities. The Company offers meaningful sales-based incentives to its customer contact employees.

      Capitalizing on Market Dynamics. In the past three years, banks controlling nearly half of the deposits in the Banks' primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result of continuing consolidations, the Company believes it has a continuing opportunity to increase its market share.

Products and Services

      Traditional Banking Products and Services. The Banks offer a range of commercial and retail banking services to their customers, including commercial loans, commercial loans secured by real estate, construction loans, personal and business checking and savings accounts, certificates of deposit, residential mortgages and consumer loans. The Banks' commercial loan customers typically borrow between $250,000 and $1,000,000. The Banks attempt to offer a high level of personalized service to both its commercial and consumer customers. In addition, the Bank provides travelers' checks, money orders and other typical banking services. The Banks are members of the MAC(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Banks currently have eight proprietary automated teller machines at its branch locations, and its customers have access to 135 offsite automated teller machines, throughout Pennsylvania, southern New Jersey, Maryland and Delaware through its affiliation with MBM/ATM Group Ltd.

      Tax Refund Products. The Company had a contractual relationship with Jackson Hewitt, Inc. ("Jackson Hewitt"), one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Jackson Hewitt prepares and electronically files federal income tax returns (the "Tax Refund Program"). The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") (collectively, "Tax Refund Products"). There are a limited number of banks that provide this service nationwide. The Bank generated significant revenue from the Tax Refund Program in 1999 and 1998. In April 1998 Jackson Hewitt had notified the Company that it would not renew the agreement beyond October 31, 1999. The Bank was paid its contractual obligation in 1999 and did not participate in the program beyond the 1999 tax preparation season.


                                                      REPUBLIC FIRST BANCORP | 5

      The Bank participated in the Tax Refund Program in 1999 and 1998. The Tax Refund Program generated $2.7 million and $2.4 million in net revenue during 1999 and 1998 respectively. In 1999 the Bank was paid $2.7 million under its contractual obligation with Jackson Hewitt. The Tax Refund Program earnings are realized primarily in the first quarter of the year. These pretax earnings constituted approximately 84% and 61% of the company first quarter 1999 and 1998 pretax earnings, respectively, and 39% and 42% of the Company's pretax earnings for the year ended December 31, 1999 and 1998, respectively. Revenue generated by the Tax Refund Program accounted for 6% of total revenues in the years ended December 31, 1999 and 1998. The Bank did not participate in the Tax Refund Program with Jackson Hewitt beyond the 1999 tax season.

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

      The Bank participates in cross-collection arrangements with other RAL lenders. Under these arrangements, the banks share information regarding the identity of, and amounts payable by, delinquent RAL borrowers. By sharing this information the banks are able to identify these individuals in later tax seasons should they obtain a RAL from a tax preparation company. RAL borrowers are advised in advance that should they become identified as owing any portion of a RAL from a prior tax season, any tax refunds attributable to such borrower will be offset first against the prior debt. Income recognized as a result of cross-collections during the first quarter of 2000 was $181,000. The company has re-entered the tax refund loan and refund line of Business with another partner in 2001. However, it is not yet possible to determine the impact on 2001 and future earnings, since the program differs in significant aspects from prior years.

Branch Expansion Plans and Growth Strategy

      The company has no current plans to add branch locations in 2001, but may do so if opportunities arise. Management's goal when establishing a new branch is to achieve deposits of at least $35.0 million in three years or less. The Bank opened its first suburban office in Ardmore, Montgomery County in November 1995. This was followed by three additional suburban branches on City Line Avenue, East Norriton and Abington in March 1997, May 1997 and November 1997, respectively. As of December 31, 2000, these branches had $18.4 million, $25.8 million and $62.1 million in deposits, respectively. In 1998, the Bank opened an additional branch located at 1818 Market Street in the heart of the Philadelphia business district, which had $30.6 million in total deposits, at December 31, 2000.

Item 2: Description of Properties

      The Company leases approximately 26,961 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial bank lending. Management believes that its present space is adequate but that future staffing needs may require the Bank to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $376,788 payable monthly. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises.

       The Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the Banks main office. The initial ten year term of the lease expires March 2003 and contains a five year renewal option. The annual rent for such location is $83,448, payable in monthly installments.

      The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $42,600, payable in monthly installments.

      The Bank leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office and vault. The current lease had an initial five year term and one five year renewal option which expires June 2002. The annual rental at such location is $22,320, payable in monthly installments.

      The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term


6 | REPUBLIC FIRST BANCORP
of the lease expires in August 2005, and contains one renewal option for five years. The annual rental at such location is $44,604, payable in monthly installments.

      The Bank leases an approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten year term of the lease expires January 2007 and contains a five year renewal option. The annual rent for such location is $65,904, payable in monthly installments.

      The Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten year term contains two five year renewal options and the initial lease term expires December 2006. The annual rent for such location is $64,632, payable in monthly installments.

      The Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and additional space for a possible loan administration office.

      The Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten year term of the lease expires in December 2008 and contains two five year renewal options. The annual rent for such location is $64,584, payable in monthly installments.

      The Delaware Bank has a land lease on approximately 2,000 sq. feet of ground at Concord Pike and Rocky Run Pkwy, Brandywine Hundred, Delaware for its branch operations and headquarters. The Delaware Bank opened for business on June 1, 1999. The initial ten year term of the lease expires June 2008 and contains two five year options to renew the lease. The annual rent for such location is $70,224, payable in monthly installments.

      The Delaware Bank leases approximately 2,220 sq. feet on the ground floor of a building at 824 Market Street, Wilmington, DE. The space contains a loan production office and a branch that opened in November of 2000. The initial five year term of the lease expires in October 2004. The annual rent for such location is $39,624, payable in monthly installments.

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

      First Republic Bank has been sued alleging a breach of a prior settlement agreement and subsequent infringement of the alleged trademark "First Republic," as well as unfair competition, dilution and unjust enrichment. While the Bank has answered the complaint denying the above, with counterclaims, the complaint seeks injunctive relief, a name change and monetary damages. It is not possible to determine the outcome of the suit at this time.

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

      In addition, because the FDIC insures the deposits of the Banks, the Banks are subject to regulation by the FDIC. The Banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon,


                                                      REPUBLIC FIRST BANCORP | 7
and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence interest rates and the economy.

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

   Gramm-Leach-Bliley Act

      On November 12, 1999, the GLB Act was passed into law. The GLB Act does three fundamental things:

            (a) The GLB Act repeals the key provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks (securities firms).

            (b) The GLB Act amends the BHCA to permit qualifying bank holding companies to engage in any type of financial activities that are not permitted for banks themselves.

            (c) The GLB Act permits subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves.

      The result is that banking companies will generally be able to offer a wider range of financial products and services and will be more readily able to combine with other types of financial companies, such as securities and insurance companies.

      The GLB Act creates a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities. A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed," and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC. If an FHC at any time fails to remain "well capitalized" or "well managed," the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. On the other hand, a failure to maintain a CRA rating of "satisfactory" will not jeopardize any then existing newly authorized activities; rather, the FJC cannot engage in any additional newly authorized activities until a "satisfactory" CRA rating is restored.

      In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important newly authorized activities are as follows:

            (a)  Securities underwriting and dealing;

            (b)  Insurance underwriting and sales;

            (c)  Merchant banking activities;

            (d) Activities determined by the Federal Reserve to be "financial in nature" and incidental activities; and

            (e) "Complimentary: financial activities, as determined by the Federal Reserve.


8 | REPUBLIC FIRST BANCORP

      Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those currently permitted by law and regulation. As of the date of this Report of Form 10-K, the Company has not elected to become a FHC.

      The GLB Act also authorizes national banks to create "financial subsidiaries." This is in addition to the present authority of national banks to create "operating subsidiaries: A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the OCC. A "financial subsidiary" can engage in most, but not all, of the newly authorized activities.

      In addition, the GLB Act also provides significant new protections for the privacy of customer information. These provisions apply to any company "the business of which" is engaging in activities permitted for an FHC, even if it is not itself an FHC. Basically, the GLB Act subjects a financial institution to four new requirements regarding non-public information about a customer. The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to "opt out" of disclosures to non-affiliated parties; (3) not disclose any account information to third party marketers; and (4) follow regulatory standards (to be adopted in the future) to protect the security and confidentiality of customer information.

      Although the long-range effects of the GLB Act cannot be predicted with reasonable certainty, most probably it will further narrow the differences and intensify competition between and among commercial banks, investment banks, insurance firms and other financial service companies.

   Regulatory Restrictions on Dividends

      Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $8.0 million of dividends plus an additional amount equal to the Banks' net profit for 2001, up to the date of any such dividend declaration. No dividend payments by the Banks or the Company are expected to be declared or paid in 2001.

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

      Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.00% or greater and a Tier 1 leverage ratio of 5.00% or greater, are assigned to the well capitalized group.

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



                                                      REPUBLIC FIRST BANCORP | 9

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

      As a denovo bank, the Delaware Bank is subject to certain capital requirements and guidelines imposed by the FRB and Delaware State Department of Banking. These guidelines provide for a minimum leveraged ratio of 9.00% and total shareholders' equity of at least $3.0 million during the period in which the Delaware Bank is considered a denovo bank. Management expects that the Delaware Bank will be considered a denovo bank through June 30, 2002. After that time period, the Delaware Bank would then be subject to the same risk-based capital and leveraged capital guidelines as the Company and the Bank. At December 31, 2000, the Delaware Bank had a Tier 1 leveraged ratio of 12.15% and shareholders equity of $3.4 million.

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




10 | REPUBLIC FIRST BANCORP

                                     PART II

Item 5: Market Registrants for Common Equity and Related Stockholder Matters

Market Information

      Shares of the Common Stock are traded in the over-the-counter market and are quoted on the Nasdaq/NMS under the symbol "FRBK." The Common Stock began trading on Nasdaq/NMS on December 4, 1997. Prior to that date, the Common Stock was quoted on the Nasdaq SmallCap Market. The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq/NMS or on the Nasdaq SmallCap Market, as the case may be, for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. All price information in the following table has been adjusted retroactively to reflect the 10% stock dividend for distribution on March 18, 1999, as well as two six-for-five stock splits effected in the form of 20% stock dividends distributed on March 27, 1998 and April 15, 1997. As of December 31, 2000, there were approximately 255 holders of record of the Common Stock. On February 28, 2001, the closing price of a share of Common Stock on the Nasdaq/NMS was $5.13.

         Year                      Quarter         High           Low
         ----                      -------         ----           ---
         2000..................      4th           $4.31         $3.50
                                     3rd            4.63          3.88
                                     2nd            5.13          4.25
                                     1st            6.63          4.75

         1999..................      4th            7.75          5.06
                                     3rd            8.88          6.25
                                     2nd            9.13          7.06
                                     1st           11.94          8.19

         1998..................      4th            9.89          7.85
                                     3rd           10.28          7.62
                                     2nd           12.05          9.55
                                     1st           12.12          9.56

Stock Repurchase Program

      Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999, was extended to December 31, 1999. The aggregate amount of stock to be repurchased did not exceed 4.9% of the Company's issued and outstanding stock, or approximately 297,000 shares. As of December 31, 1999, there were 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There were also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. The exercise of 158,832 options during 1999 was funded from such block transaction purchases. The stock repurchase program was not extended beyond December 31, 1999.

Dividend Policy

      The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Banks. The Company paid a 10% Stock Dividend on March 18, 1999, as well as 20% stock dividends on March 27, 1998 and April 15, 1997. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Banks, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Banks. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Banks. Various federal and state laws, regulations and policies limit the ability of the Banks to pay cash dividends to the Company. For certain limitations on the Banks' ability to pay cash dividends to the Company, see item 3 "Supervision and Regulation".



                                                     REPUBLIC FIRST BANCORP | 11

Item 6:     Selected Financial Data

                                                                       As of or for the Years Ended December 31,
                                                              -------------------------------------------------------------
(Dollars in thousands, except per share data)                    2000         1999          1998         1997         1996

INCOME STATEMENT DATA:
Total interest income......................................  $ 46,887     $ 39,448      $ 34,404     $ 23,533     $ 17,112
Total interest expense.....................................    29,792       24,512        20,845       12,912        9,715
                                                              -------      -------       -------      -------      -------
Net interest income........................................    17,095       14,936        13,559       10,621        7,397
Provision for loan losses..................................       666          880           370          320          155
Non-interest income........................................     1,724        3,805         3,773        2,625        2,405
Non-interest expenses......................................    13,132       10,956        11,302        7,792        5,581
Federal income taxes.......................................     1,657        2,271         1,862        1,583        1,353
                                                              -------      -------       -------      -------      -------
Net income.................................................   $ 3,364      $ 4,634       $ 3,798      $ 3,551      $ 2,713
                                                              =======      =======       =======      =======      =======

PER SHARE DATA (1)
Basic earnings per share...................................     $0.54        $0.77         $0.63        $0.75        $0.74
Diluted earnings per share.................................      0.54         0.74          0.59         0.69         0.70
Book value per share.......................................      6.96         5.68          6.22         5.71         4.07

BALANCE SHEET DATA
Total assets...............................................  $655,637     $586,330      $516,361     $375,462     $273,795
Total loans, net  (2)......................................   418,313      359,606       306,768      209,999      170,002
Total securities...........................................   169,841      187,308       177,552      147,980       80,954
Total deposits.............................................   425,551      305,793       283,084      248,401      250,059
Total borrowings...........................................   176,442      236,640       188,009       85,912           --
Total shareholders' equity.................................    43,030       35,040        36,622       34,622       18,371

PERFORMANCE RATIOS
Return on average assets...................................      0.55%        0.85%         0.81%        1.21%        1.22%
Return on average shareholders' equity.....................      7.73        10.94         10.21        16.84        17.85
Net interest margin........................................      2.91         2.85          3.09         3.76         3.37
Total other expenses as a percentage of average assets.....      2.16         2.02          2.42         2.65         2.51

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans, net (2)      0.96%        0.88%         0.79%        0.96%        1.22%
Allowance for loan losses as a % of non-performing loans...    118.96       151.97        213.27       106.01       109.02
Non-performing loans as a percentage of total loans, net (2)     0.81         0.58          0.36         0.90         1.12
Non-performing assets as a percentage of total assets......      0.52         0.47          0.36         1.03         0.81
Net charge-offs (recoveries) as a percentage of
  average loans, net (2)...................................     (0.05)        0.02          0.00         0.21         0.20

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets...........................      6.12%        6.70%         7.97%        7.17%        6.84%
Leverage ratio.............................................      6.91         7.23          7.50        10.53         6.65
Tier 1 capital to risk-weighted assets.....................     11.99        12.37         11.76        15.42        10.08
Total capital to risk-weighted assets......................     13.08        13.33         12.54        16.33        11.25

------------------
(1) Adjusted to reflect a 10% Stock Dividend paid on March 18, 1999 and two six-for-five stock splits effected in the form of 20% Stock Dividends, paid on March 27, 1998 and April 15, 1997.
(2)  Includes loans held for sale.

12 | REPUBLIC FIRST BANCORP

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

      Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Quarterly Reports on Form 10-Q filed by the Company in 2000, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2001.

Results of Operations for the years ended December 31, 2000 and 1999

   Overview

      The Company's net income decreased $1.3 million, or 27.4%, to $3.4 million for the year ended December 31, 2000, from $4.6 million for the year ended December 31, 1999. The earnings decreased primarily as a result of the decrease in revenue from the Tax Refund Program of approximately $2.5 million. During the first quarter of 1999, the Company participated in the program and earned revenues of $2.7 million. During 2000, the Company did not participate in the Tax Refund program but earned $181,000 in revenue during the period representing recoveries of delinquent tax refund program loans from prior years. Diluted earnings per share for the year ended December 31, 2000 were $0.54 compared to $0.74, for the year ended December 31, 1999, due to lower net income during 2000 compared to 1999. This resulted in an average return on assets and average equity of 0.55% and 7.73%, respectively in 2000, compared to 0.85% and 10.94%, respectively, for the year ended 1999. Excluding non-recurring revenue from the Tax Refund Program, diluted earnings per share of $0.52 for calendar year 2000 grew 16% to $0.45 when compared to calendar year 1999. This increase was a result of increased interest income as a result of loan growth and an increase in service fees on loans and deposits.

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




                                                     REPUBLIC FIRST BANCORP | 13

                                               Interest                          Interest                       Interest
                                  Average      Income/    Yield/     Average     Income/   Yield/    Average    Income/     Yield/
                                  Balance      Expense    Rate (1)   Balance     Expense   Rate (1)  Balance    Expense     Rate (1)
                                  -------      -------    --------   -------     -------   --------  -------    -------     --------
                                             For the Year                     For the Year                    For the Year
                                                Ended                            Ended                           Ended
(Dollars in thousands)                    December 31, 2000                December 31, 1999               December 31, 1998
                                  --------------------------------   ------------------------------  -------------------------------
Interest-earning assets:
   Federal funds sold.........    $ 11,652       $ 754     6.47%        $ 640       $ 33     5.16%    $ 3,948      $ 216      5.47%
   Securities.................     186,804      12,121     6.49%      197,026     12,518     6.35%    185,976     12,348      6.64%
   Loans receivable (3).......     389,156      34,012     8.74%      325,544     26,897     8.26%    248,479     21,840      8.79%
                                   -------    --------               --------   --------             --------   --------
Total interest-earning assets      587,612      46,887     7.98%      523,210     39,448     7.54%    438,403     34,404      7.85%
   Other assets...............      21,169                             19,740                          28,548
                                  --------                           --------                        --------
Total assets..................    $608,781                           $542,950                        $466,951
                                  ========                           ========                        ========


Interest-bearing liabilities:

   Demand - non-interest bearing  $ 37,445         $--      N/A      $ 30,507        $--      N/A    $ 31,260        $--       N/A
   Demand - interest-bearing        24,437         586     2.40%       13,752        186     1.35%     13,727        343     2.50%
   Money market & savings...        63,226       2,823     4.46%       45,547      1,714     3.76%     41,157      1,173     2.85%
   Time deposits............       241,738      14,985     6.20%      193,430     11,296     5.84%    191,829     11,687     6.09%
                                   -------    --------               --------   --------             --------   --------
Total deposits                     366,846      18,394     5.01%      283,236     13,196     4.66%    277,973     13,203      4.75%
                                   -------    --------               --------   --------             --------   --------
Total interest-bearing deposits    329,401      18,394     5.58%      252,729     13,196     5.22%    246,713     13,203      5.35%
                                   -------    --------               --------   --------             --------   --------
Other borrowings............       196,091      11,398     5.81%      214,975     11,316     5.26%    143,094      7,642      5.34%
                                   -------    --------               --------   --------             --------   --------
Total interest-bearing
   liabilities..............       525,492      29,792     5.67%      467,704     24,512     5.24%    389,807     20,845      5.35%
                                   -------    --------     ----      --------   --------     ----    --------   --------      ----
Total deposits and
   other borrowings.........       562,937      29,792     5.29%      498,211     24,512     4.92%    421,067     20,845      4.95%
                                   -------    --------     ----      --------   --------     ----    --------   --------      ----
Non-interest-bearing
   liabilities..............         8,591                              8,380                           8,666
Shareholders' equity........        37,253                             36,359                          37,218
                                  --------                           --------                        --------
Total liabilities and
   shareholders' equity ....      $608,781                           $542,950                        $466,951
                                  ========                           ========                        ========
Net interest income.........                  $ 17,095                          $ 14,936                        $ 13,559
                                              ========                          ========                        ========
Net interest spread.........                               2.69%                             2.62%                            2.90%
                                                           ====                              ====                             ====
Net interest margin (2).....                               2.91%                             2.85%                            3.09%
                                                           ====                              ====                             ====

(1) Yields on investments are calculated based on amortized cost.
(2) Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3) Includes loans held for sale.

14 | REPUBLIC FIRST BANCORP

Rate/Volume Analysis of Changes in Net Interest Income

      Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the periods indicated. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

                                                Year ended December 31,                   Year Ended December 31,
                                                   2000 vs. 1999                              1999 vs. 1998
                                                   Change due to                              Change due to
                                            Average     Average    Increase           Average    Average     Increase
(Dollars in thousands)                      Volume       Rate     (Decrease)          Volume       Rate     (Decrease)
Interest earned on:
   Federal funds sold....................    $ 710        $ 11       $ 721             $ (173)     $ (10)     $ (183)
   Securities............................     (659)        262        (397)               716       (546)        170
   Loans ................................    5,490       1,625       7,115              6,433     (1,376)      5,057
                                           -------      ------     -------            -------    -------     -------
Total interest earning assets............  $ 5,541     $ 1,898     $ 7,439            $ 6,976    $(1,932)    $ 5,044
                                           -------      ------     -------            -------    -------     -------

Interest expense of
 Deposits
   Interest-bearing demand deposits......   $ (200)     $ (200)     $ (400)              $ (1)  $    158    $    157
   Money market and savings..............     (749)       (360)     (1,109)              (124)      (417)       (541)
   Time Deposits.........................   (2,960)       (729)     (3,689)               (97)       488         391
                                           -------      ------     -------            -------    -------     -------
Total deposit interest expense...........   (3,909)     (1,289)     (5,198)              (222)       229           7
                                           -------      ------     -------            -------    -------     -------
   Other borrowed funds..................    1,041      (1,123)        (82)            (3,785)       111      (3,674)
                                           -------      ------     -------            -------    -------     -------
Total interest expense...................   (2,868)     (2,412)     (5,280)            (4,007)       340      (3,667)
                                           -------      ------     -------            -------    -------     -------
   Net interest income...................  $ 2,673      $ (514)    $ 2,159            $ 2,969    $(1,592)    $ 1,377
                                           =======      ======     =======            =======    =======     =======

   Net Interest Income
      The Company's net interest margin increased 6 basis points to 2.91% for the year ended December 31, 2000, from 2.85% for the year ended December 31, 1999. The improvement in net interest margin reflected an increase in the average yield on interest-earning assets of 44 basis points to 7.98% for the year ended December 31, 2000, from 7.54% for the year ended December 31, 1999. The average rate on interest-bearing liabilities increased 43 basis points from 5.24% from the year ended December 31, 1999 to 5.67% for the year ended December 31, 2000. While the 44 basis point increase in the yield on interest earning assets in 2000 compared to 1999, approximated the 43 basis point increase in the rate on interest bearing liabilities, the increase in the net interest margin of 6 basis points reflected an increase in the proportion of non-interest bearing demand in 2000 as compared to 1999. Non interest bearing demand grew 22.7% in 2000 as compared to the prior year.

      The Company's net interest income increased $2.2 million, or 14.5%, to $17.1 million for the year ended December 31, 2000, from $14.9 million for the year ended December 31, 1999. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $2.7 million, partially offset by the effect of higher interest rates which totaled $514,000. The positive impact of volume changes was attributable to a significant increase in average interest earning assets which increased $64.4 million, or 12.3%, to $587.6 million for the year ended December 31, 2000, from $523.2 million for the year ended December 31, 1999.

      The Company's total interest income increased $7.4 million, or 18.9%, to $46.9 million for the year ended December 31, 2000, from $39.4 million for the year ended December 31, 1999. Approximately $5.5 million of the increase was the result of a $64.4 million increase in average volume of interest-earning assets while the remaining $1.9 million of the increase was related to the 44 basis point increase in the yield earned on interest-earning assets to 7.98%. Interest and fees on loans increased $7.1million, or 26.5%, to $34.0 million for the year ended December 31, 2000, from $26.9 million for the year ended December 31, 1999. Approximately $5.5 million of the increase in loans was due to a $63.6 million, or 19.5% increase in average loans outstanding to $389.2 million at December 31, 2000, from $325.5 million at December 31, 1999. The remaining $1.6 million of the increase in interest income on loans was due to an increase in the average rate earned on these loans of 48 basis points to 8.74%. The growth was primarily realized in the commercial loan area. The Company changed it's focus to emphasize commercial banking and accordingly offered several new commercial loan products that drove growth in that area including commercial construction lending, residential construction lending and commercial and industrial lending. The full-year effect of the Delaware Bank also contributed to the loan growth. Interest and dividend income on securities decreased $397,000 to $12.1 million for the year

                                                     REPUBLIC FIRST BANCORP | 15
ended December 31, 2000, from $12.5 million for the year ended December 31, 1999. This decline was due principally to the $10.2 million decrease in average securities outstanding to $186.8 million at December 31, 2000. This volume decrease more than offset the revenue effect of an increase in rate earned on these securities of 14 basis points.

      The Company's total interest expense increased $5.3 million, or 21.5%, to $29.8 million for the year ended December 31, 2000, from $24.5 million for the year ended December 31, 1999. Interest-bearing liabilities averaged $525.5 million for the year ended December 31, 2000, an increase of $57.8 million, or 12.4%, from $467.7 million for the year ended December 31, 1999. The growth in interest-bearing liabilities contributed $2.9 million to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $2.4 million of the increase. The increase in volume reflects the impact of deposit-generating strategies which allowed the Banks' to fund loan growth with deposits and also reduce the reliance on other borrowed funds. The average rate paid on interest-bearing liabilities increased 43 basis points to 5.67% for the year ended December 31, 2000, from 5.24% for the year ended December 30, 1999, due to the increase in average rates paid on most deposit products and other borrowed funds in response to the higher interest rate environment.

      Interest expense on time deposits increased $3.7 million or 32.7% to $15.0 million at December 31, 2000, from $11.3 million at December 31, 1999. This increase was primarily due to an increase in the average volume of certificates of deposit of $48.3 million, or 25.0%, to $241.7 million for the year ended December 31, 2000, from $193.4 million for the year ended December 31, 1999. The increase in volume was due in part to the Company's strategy of increasing deposits to reduce the reliance on borrowed funds. The average rate of interest paid on time deposits increased to 6.20% at December 31, 2000, versus 5.84% at December 31, 1999, primarily due to the higher interest rate environment during the year 2000, compared to 1999.

      Interest expense on FHLB advances and overnight federal funds purchased (other borrowings) was $11.4 million for the year ended December 31, 2000, compared to $11.3 million for the year ended December 31, 1999. This increase reflected an increase in the average rate of interest paid on other borrowed funds of 55 basis points from 5.26% at December 31, 1999 to 5.81% at December 31, 2000, due to the rising-rate environment during the latter part of 1999 and all of 2000. However, most of the increase in expense resulting from higher rates was offset by a decrease in balances. The average volume of other borrowed funds decreased by $18.9 million to $196.1 million for the year ended December 31, 2000, from $215.0 million for the year ended December 31, 1999. This was a result of the Banks deposit generation strategies, which have reduced the reliance on other borrowed funds.

   Provision for Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan loss to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluations of the known as well as inherent risks within the Banks' loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses decreased $214,000 to $666,000 for the year ended December 31, 2000, from $880,000 for the year ended December 31, 1999 due primarily to a large recovery during the year of $250,000. Non-performing assets were 0.52% of total assets or $3.4 million at December 31, 2000, compared to 0.47% of total assets or $2.8 million at December 31, 1999. Loans past due 30 to 89 days were 0.45% of total loans or $1.9 million at December 31, 2000, compared to 0.98% of total loans or $3.6 million at December 31, 1999.

   Non-Interest Income

      Total non-interest income decreased $2.1 million, or 54.7%, to $1.7 million for the year ended December 31, 2000, from $3.8 million for the year ended December 31, 1999. This decrease was mainly attributable to a $2.5 million decrease in revenues related to the Tax Refund Program. This decrease results from the termination of the Bank's participation in the Tax Refund Program after the 1999 tax preparation season. Partially offsetting the tax refund amounts was an increase in non-interest income from service fees on deposit accounts and pre-payment penalty and forfeited commitment fees on loans as well as fees earned on participated loans. These items increased $451,000 to $1.4 million at December 31, 2000, from $1.0 million for the year ended December 31, 1999. The increase in service fees on deposits is primarily the result of increased business development in transaction based accounts.

   Non-Interest Expenses

      Total non-interest expenses increased $2.2 million to $13.1 million for the year ended December 31, 2000, from $10.9 million at December 31, 1999. Salaries and benefits increased $1.3 million or 23.9%, to $6.9 million for the year ended


16 | REPUBLIC FIRST BANCORP

December 31, 2000 from $5.5 million for the year ended December 31, 1999. The increase was due primarily to an increase in staff associated with business development efforts and expansion of the commercial loan department. In addition, the full year effect of the Delaware Bank, higher health insurance costs and normal merit increases contributed to the rise in salary and benefits from year to year.

      Occupancy and equipment expenses increased $256,000, or 14.9%, to $2.0 million for the year ended December 31, 2000, from $1.7 million for the year ended December 31, 1999. This increase was principally the result of increased rent and repairs and maintenance expense. In addition, depreciation expense increased due to costs associated with the Company's implementation of an internal e-mail system, the launching of the Company's website, www. frbkonline.com and other technological projects.

         Other non-interest expenses increased $690,000 to $4.3 million for the year ended December 31, 2000, from $3.6 million for the same period in 1999. This increase was attributable to increases in advertising, business development expense, professional fees, as well as the overall growth of the Company. Advertising expense increased approximately $400,000 as the Company embarked on an advertising and branding campaign during the latter half of 2000. The purpose of the campaign was to target customers displaced by continuing bank mergers. The increase in professional fees reflects increased legal fees on a variety of matters.

   Provision for Income Taxes

      The provision for income taxes decreased $645,000, or 28.0%, to $1.7 million for the year ended December 31, 2000, from $2.3 million for the year ended December 31, 1999. This decrease is mainly the result of the decrease in pre-tax income from 1999 to 2000. The Company also recorded for 1999, $31,000 of tax benefit of the effect of a change in accounting principle upon the adoption of SOP 98-5 on January 1, 1999. The effective tax rate was 33.0% for 2000 and 32.9% for 1999.

Results of Operations for the Years ended December 31, 1999 and 1998

      The Company's net interest margin decreased 24 basis points to 2.85% for the year ended December 31, 1999, from 3.09% for the year ended December 31, 1998. This decease was primarily due to a decrease in the yield on interest-earning assets. The average yield on interest-earning assets decreased 31 basis points to 7.54% for the year ended December 31, 1999 from 7.85% for the year ended December 31, 1998. The average rate on interest-bearing liabilities decreased 11 basis points from 5.35% from the year ended December 31, 1998, to 5.24% for the year ended December 31, 1999.

      The Company's net interest income increased $1.4 million, or 10.2%, to $14.9 million for the year ended December 31, 1999, from $13.6 million for the year ended December 31, 1998. The increase in net interest income was primarily due to an increase in average interest-earning assets as a result of increased business development. The Company's total interest income increased $5.0 million, or 14.7%, to $39.4 million for the year ended December 31, 1999, from $34.4 million for the year ended December 31, 1998. Interest and fees on loans increased $5.1 million, or 23.2%, to $26.9 million for the year ended December 31, 1999, from $21.8 million for the year ended December 31, 1998, largely as a result of an increase in average loan balances of $77.1 million, or 31.0%, to $325.5 million for the year ended December 31, 1999, from $248.5 million for the year ended December 31, 1998. The yield on the loan portfolio decreased 53 basis points to 8.26% for the year ended December 31, 1999, from 8.79% for the year ended December 31, 1998. This decrease was due primarily to the Banks residential mortgage portfolios increasing approximately $40.0 million on average during 1999. These loans generally have a lower yield than the existing loan portfolio, therefore, incremental growth in the residential mortgage portfolio has had a negative impact on the yield on total loans. Interest and dividend income on securities increased $170,000, or 1.4%, to $12.5 million for the year ended December 31, 1999. This increase in investment income was the result of a combination of an increase in the average balance of securities owned of $11.1 million, or 5.9%, to $197.0 million for the year ended December 31, 1999, from $186.0 million for the year ended December 31, 1998, partially offset by a decrease in yield on securities of 29 basis points to 6.35% for the year ended December 31, 1999, from 6.64% for the year ended December 31, 1998. This was due in part to the sale of certain higher yielding investment securities during the third and fourth quarters of 1998, as well as accelerated prepayments on higher yielding mortgage backed securities in early 1999, as a result of the decline in mortgage interest rates. The sale of these investment securities will have a negative impact on future security investment yields, if the securities sold are not replaced with equal or higher yielding securities.

      The Company's total interest expense increased $3.7 million, or 17.6%, to $24.5 million for the year ended December 31, 1999, from $20.8 million the year ended December 31, 1998. This increase was due to an increase in the volume of average interest-bearing liabilities of $77.9 million, or 20.0% to $467.7 million for year ended December 31, 1999, from $389.8 million for the year ended December 31, 1998. The average rate paid on interest-bearing liabilities decreased 11 basis points to 5.24% for the year ended December 31, 1999, from 5.35% for the year ended December 31, 1998. The average rate paid on deposits and other borrowings decreased slightly from 4.95% for the year ended December 31, 1998, to 4.92% for the year ended


                                                     REPUBLIC FIRST BANCORP | 17

December 31, 1999, as other  borrowed  funds,  which have a higher cost than the
Banks'  deposit  base,   became  a  greater   percentage  of  interest   bearing
liabilities.

      Interest expense on time deposits decreased $391,000, or 3.3%, to $11.3 million for the year ended December 31, 1999, from $11.7 million for the year ended December 31, 1998. This decrease was mainly due to a decrease in the average rates paid on certificates of deposit from 6.09% for the year ended December 31, 1998 to 5.85% for the year ended December 31, 1999.

      Interest expense on other borrowings, which include federal funds purchased and FHLB advances increased $3.7 million to $11.3 million for the year ended December 31, 1999, from $7.6 million for the year ended December 31, 1998. In 1999, average earning assets increased by $84.8 million of which $71.9 million was funded by other borrowings.

   Provision for Loan Losses

      The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known as well as inherent risks within the Banks' loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the results of the most recent regulatory examination, current economic conditions and trends that may affect the borrower's ability to pay. The provision for loan losses increased $510,000 to $880,000 for the year ended December 31, 1999, from $370,000 for the year ended December 31, 1998, in part due to an increase in total loans outstanding of $53.7 million as of December 31, 1999 compared to the prior year amount. Non-performing assets were 0.47% of total assets or $2,754,000 at December 31, 1999, compared to 0.36% of total assets or $1,841,000 at December 31, 1998. Loans past due 30 to 89 days were 0.98% of total loans or $3,572,000 at December 31, 1999, compared to 0.59% of total loans or $1,832,00 at December 31, 1998.

   Non-Interest Income

      Total other income increased $660,000, or 21.0%, to $3.8 million for the year ended December 31, 1999, from $3.1 million for the year ended December 31, 1998. The increase was due primarily to a $330,000 increase in Tax Refund Program income associated with an increase in Tax Refund Product sales in the 1999 tax return season compared to the 1998 tax return season and an increase in service fees and other income of $518,000 from $572,000 for the year ended December 31, 1998, to $1.1 million for the year ended December 31, 1999, as a result of higher service charges on deposit accounts and prepayment penalty fees on loans. These increases in 1999 over 1998 amounts are partially offset by gains the Company realized on the sale of investment securities of $188,000 for the year ended December 31, 1998.

   Non-Interest Expenses

      Total other expenses decreased $440,000, or 3.9%, to $10.9 million for the year ended December 31, 1999, from $11.3 million for the year ended December 31, 1998. Non interest expenses were higher in 1998 than 1999 due primarily to the loss the Company recorded on its mortgage banking affiliate of $1.6 million. This loss was primarily due to the devaluation of the affiliate mortgage banking company's mortgage servicing portfolio as a result of significant prepayment of the underlying loans. There was no such loss during 1999. Offsetting this reduction in expense, during 1999 the Company recorded $233,000 in legal expenses as settlement of a legal matter and wrote down its only OREO property by $75,000. Salaries and benefits increased $564,000 or 11.3%, to $5.5 million for the year ended December 31, 1999, from $5.0 million for the year ended December 31, 1998. The increase was due primarily to an increase in staff associated with business development efforts. Occupancy and equipment expenses increased a combined $219,000, or 14.6%, to $1.7 million for the year ended December 31, 1999, from $1.5 million for the year ended December 31, 1998. Other operating expenses encompass all expenses not otherwise categorized, and include items such as data processing costs, advertising costs, printing and supplies, insurance and other miscellaneous expenses. The increases in other operating expenses of $331,000 (after adjusting for the items mentioned above) was due to overall growth of the Company.

   Provision for Income Taxes

      The provision for income taxes increased $647,000, or 39.1%, to $2.3 million for the year ended December 31, 1999, from $1.7 million for the year ended December 31, 1998. This increase is mainly the result of the increase in pre-tax income from 1998 to 1999. The Company also recorded for 1999 and 1998, $31,000 of tax benefit and $207,000 of tax expense in connection with the cumulative effect of a change in accounting principle upon the adoption of SOP 98-5 on January 1, 1999 and SFAS No. 133, respectively.


18 | REPUBLIC FIRST BANCORP

Financial Condition

   December 31, 2000 Compared to December 31, 1999

      Total assets increased $69.3 million, or 11.8%, to $655.6 million at December 31, 2000, from $586.3 million at December 31, 1999. The increase in assets was the result of higher levels of loans and federal funds sold, which were funded by net increases in both transaction accounts and time deposits.

   Loans:

      The loan portfolio, which represents the Company's largest asset classification is its most significant source of interest income. The Company's lending strategy is to focus on small and medium-sized businesses and professionals that seek highly personalized banking services. Total loans increased $59.6 million, or 16.4% to $422.4 million at December 31, 2000, versus $362.8 million at December 31, 1999. The loan portfolio consists of commercial and industrial ("C&I") loans, residential and commercial construction loans, real estate loans, residential mortgages, home equity loans and lines of credit. During the year 2000, the Company began to offer two new products, commercial construction loans as well as residential construction loans. Commercial construction loans are loans to builders for commercial properties as well as loans for housing developments. These loans generally have a loan to value no greater than 80% and are generally secured by the property and in some cases the guarantee of the owner. Residential construction loans are loans to individuals to build new homes. Upon the completion of these properties, these loans are repaid by the borrower when they obtain a first mortgage from another institution. These new business lines along with increased C&I lending and the full year effect of the Delaware Bank were the most significant contributors to loan growth. These loans often range from $250,000 to $1.0 million but may be as high as the Banks legal lending limit which was $6.8 million at December 31, 2000.

   Securities:

      Securities available-for-sale are investments, which may be sold in response to changing market and interest rate conditions as well as other business purposes. The Company's available-for-sale securities consist of U.S. Government debt securities or U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligations. Collateralized mortage obligations consist of securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). Available-for-sale securities totaled $152.1 million, a decrease of $17.2 million or 10.1%, from year-end 1999. This decline was a result of management's decision to purchase minimal amounts of securities in 2000. Instead, cash from maturing securities was used to pay down borrowed funds and to fund loan growth. These maturities were partially offset by a $7.0 million improvement in the market value of available-for-sale securities. At December 31, 2000, the portfolio had net unrealized losses of $3.1 million, compared to unrealized losses of $10.1 million at the end of the prior year.

      Securities held-to-maturity are investments for which there is positive intent and ability to hold to maturity. These investments are carried at amortized cost. The held-to maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. In addition, the Bank holds treasury securities, other debt securities and CMO securities. At December 31, 2000, securities held to maturity totaled $17.7 million, a decrease of $316,000 from $18.0 million at year end 1999. The market value of the held-to-maturity portfolio was $17.8 million at December 31, 2000, versus $18.0 million at December 31, 1999.

   Cash and due from Banks:

      Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $29.5 million, to $50.7 million at December 31, 2000 from $21.1 million at December 31, 1999. The increase resulted as excess funds generated from deposit growth and maturities of securities were reinvested as federal funds as management sought to improve the Banks' on-balance-sheet liquidity.

   Other Assets:

      Bank premises and equipment, net of accumulated depreciation, increased $140,000 to $5.2 million at December 31, 2000 from $5.0 million at December 31, 1999. The increase was mainly attributable to the purchase of new equipment related to hosting the Bank's website and other technological upgrades.


                                                     REPUBLIC FIRST BANCORP | 19

   Deposits:

      Deposits, which include non-interest-bearing demand deposits, interest-bearing time and savings deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus of building and expanding multiple product relationships.

      Total deposits increased by $119.8 million, or 39.2% to $425.6 million at December 31, 2000, from $305.8 million at December 31, 1999. Transaction accounts, which include demand non-interest bearing, demand interest bearing
(NOW), money market and savings accounts increased by $46.7 million, or 44.9% to $150.6 million at December 31, 2000, versus $103.9 million at the prior year-end. Time deposits increased $73.1 million, or 36.2% to $275.0 million at December 31, 2000 versus $201.9 million at prior year end. These increases reflected the Banks deposit generating strategies instituted in 2000. The Banks formed deposit teams and targeted customers in selected business categories. Reaching deposit goals will be an ongoing part of the Company's long-term strategy in order to continue to reduce the reliance on other borrowed funds.

   Other Borrowed Funds:

      Other borrowed funds are comprised of overnight federal funds purchased and FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. During 2000, other borrowed funds declined by $60.2 million to $176.4 million at December 31, 2000, from $236.6 million at December 31, 1999. This decline resulted from paydowns of advances with funds generated from deposit gathering and maturing securities being used to pay down these borrowed funds.

   Shareholders' Equity:

      Total shareholders' equity increased $8.0 million, or 22.8% to $43.0 million at December 31, 2000, versus $35.0 million at December 31, 1999. This increase was the result of the improvement in the unrealized loss on available for sale securities, net of tax, of $4.6 million and 2000 net income of $3.4 million.

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


20 | REPUBLIC FIRST BANCORP

      The Company attempts to manage its assets and liabilities in a manner that optimizes net interest income under a broad range of interest rate environments. Adjustments to the mix of assets and liabilities may be made in an effort to manage net interest income.

      The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 2000. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of mortgage-backed securities.

                                                       Interest Sensitive Gap
                                                        At December 31, 2000
                                                       (Dollars in thousands)
                                                                                                       More     Financial
                               0-90    91-180   181-365      1-2       2-3       3-4       4-5        than 5    Statement     Fair
                               Days     Days     Days       Years     Years     Years     Years       Years      Total       Value

Interest Sensitive Assets:
Securities and interest
   bearing balances due
   from banks............  $ 51,715   $ 6,139  $ 12,012   $21,295    $22,225    $17,288   $ 13,991   $ 54,843  $199,508   $199,551
   Average interest rate.      6.76%     6.47%     6.46%     6.45%      6.45%      6.43%     6.44%       6.45%
Loans receivable ........   157,683    17,296    29,119    48,463     44,130     43,795    31,376      46,451   418,313    427,767
   Average interest rate.      9.87%     8.33%     8.22%     8.22%      8.23%      8.09%     8.41%       7.14%
                           --------  --------  --------  --------   --------   --------  --------    --------  --------   --------
Total    ................   209,398    23,435    41,131    69,758     66,355     61,083    45,367     101,294   617,821    627,318
                           --------  --------  --------  --------   --------   --------  --------    --------  --------   --------
Cumulative Totals........  $209,398  $232,833  $273,964  $343,722   $410,077   $471,160  $516,527    $617,821
                           ========  ========  ========  ========   ========   ========  ========    ========

Interest Sensitive Liabilities:
Demand Interest Bearing..   $15,584     $ 272     $ 544    $1,087     $1,087     $1,087   $10,123     $    --   $29,784    $29,784
   Average interest rate.      2.51%     1.15%     1.15%     1.15%      1.15%      1.15%     1.15%         --
Savings Accounts.........     2,672        47        93       186        186        186     1,736          --     5,106      5,106
   Average interest rate.      2.00%     2.00%     2.00%     2.00%      2.00%      2.00%     2.00%         --
Money Market Accounts....    37,360       652     1,303     2,607      2,607      2,607    24,267          --    71,403     71,403
   Average interest rate.      4.81%     5.81%     5.81%     5.81%      5.81%      5.81%     5.81%         --
Time Deposits............    57,331    41,712    99,863    60,033      6,274        997     8,755          11   274,976    277,245
   Average interest rate.      5.88%     6.32%     6.46%     6.79%      6.30%      6.25%     6.73%       5.07%
FHLB Borrowings..........    28,942     5,000        --    17,500         --    100,000(1) 25,000(1)       --   176,442    179,090
   Average interest rate.      6.05%     5.86%       --      5.58%        --       6.06%     6.71%         --
                           --------  --------  --------  --------   --------   --------  --------    --------  --------   --------
Total    ................   141,889    47,683   101,803    81,413     10,154    104,877    69,881          11   557,711    562,628
                           --------  --------  --------  --------   --------   --------  --------    --------  --------   --------
Cumulative Totals........  $141,889  $189,572  $291,375  $372,788   $382,942   $487,819  $557,700    $557,711
                           ========  ========  ========  ========   ========   ========  ========    ========

Interest Rate
   Sensitivity GAP.......   $67,509  $(24,248) $(60,672) $(11,655)   $56,201   $(43,794) $(24,515)   $101,283
Cumulative GAP...........   $67,509   $43,261  $(17,411) $(29,066)   $27,135   $(16,659) $(41,173)    $60,110

Interest Sensitive Assets/
   Interest Sensitive
   Liabilities...........    147.58%    49.15%    40.40%    85.68%   653.49%      58.24%    64.92%         --%

Cumulative GAP/
   Total Earning Assets..        11%        7%       -3%       -5%        4%         -3%       -7%         10%
   Total Earning Assets..  $617,821
                           ========

Off balance sheet items notional value:

   Commitments to
     extend credit.......     $ 641   $64,106
                              -----   -------

   Average interest rate.      9.50%     9.50%

_________________

(1) The Federal Home Loan Bank has the option of calling these advances prior to scheduled maturity where they appear in the table, whereupon they would be replaced by advances at then current market rates.

                                                     REPUBLIC FIRST BANCORP | 21

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

      Through the use of income simulation modeling the Company has calculated an estimate of net interest income for the year ending December 31, 2001, based upon the assets, liabilities and off-balance sheet financial instruments and interest rates in existence at December 31, 2000. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks") at that date. Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the year shown and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31:

                                                   Percent change
                                                   --------------
      Rate shocks to interest rates       2001                         2000
      -----------------------------       ----                         ----
                    +2%                  (0.3%)                       (1.9%)
                    +1%                    0.4                        (1.2)
                    -1%                   (2.9)                        0.1
                    -2%                   (9.8)                        1.0


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

Capital Resources
      The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB, the FDIC and the Pennsylvania Department of Banking. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.08% and 13.33% at December 31, 2000, and 1999, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2000 and 1999 were 11.99% and 12.37%, respectively. At December 31, 2000, and 1999, the Company and the Banks exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania and Delaware guidelines. (See Item 3:
Capital Adequacy.)

      Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2000 and 1999, the Company's leverage ratio was 6.91% and 7.23%, respectively. Accordingly, at December 31, 2000 and 1999, the Company and the Banks were considered "well capitalized" under FRB and FDIC regulations.

      The shareholders' equity of the Company as of December 31, 2000 totaled approximately $43.0 million compared to approximately $35.0 million as of December 31, 1999. This increase of $8.0 million was mainly attributable to an improvement in the change in the unrealized loss on securities, net of tax, of $4.6 million and net income for the year of approximately $3.4 million.

      Book value per share of the Company's common stock increased from $5.68 as of December 31, 1999, to $6.96 as of December 31, 2000, based upon 6,168,729 and 6,182,954 shares, respectively, outstanding. The increase was primarily attributable to the improvement in market value of available for sale securities as well as net income for the year.


22 | REPUBLIC FIRST BANCORP

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

      The following table presents the Company's regulatory capital ratios at December 31, 2000, and 1999:

                                                                                                       To be well
                                                                            For Capital              capitalized under
                                                 Actual                  Adequacy Purposes        FRB capital guidelines
                                          -------------------------------------------------------------------------------
(Dollars in thousands)                     Amount       Ratio           Amount        Ratio         Amount        Ratio
                                          -------------------------------------------------------------------------------
At December 31, 2000
   Total risk based capital
      First Republic Bank..............   $ 42,281      11.92%          $ 28,369      8.00%          $ 35,461     10.00%
      Republic First Bank of DE........      3,648      19.34%             1,509      8.00%             1,886     10.00%
      Republic First Bancorp, Inc......     48,907      13.08%            29,917      8.00%            37,396     10.00%

   Tier one risk based capital
      First Republic Bank..............     38,471      10.85%            14,184      4.00%            21,277      6.00%
      Republic First Bank of DE........      3,387      17.96%               754      4.00%             1,132      6.00%
      Republic First Bancorp, Inc......     44,835      11.99%            14,958      4.00%            22,438      6.00%

   Tier one leveraged capital
      First Republic Bank..............     38,471       6.19%            31,060      5.00%            31,060      5.00%
      Republic First Bank of DE........      3,387      12.15%             1,394      5.00%             1,394      5.00%
      Republic First Bancorp, Inc......     44,835       6.91%            32,446      5.00%            32,446      5.00%



At December 31, 1999
   Total risk based capital
      First Republic Bank..............    $37,591      11.37%           $26,446      8.00%           $33,058     10.00%
      Republic First Bank of DE........      3,086      33.49%               737      8.00%               922     10.00%
      Republic First Bancorp, Inc......    44,646       13.33%            26.803      8.00%            33,504     10.00%

   Tier one risk based capital
      First Republic Bank..............     34,469      10.43%            13,223      4.00%            19,835      6.00%
      Republic First Bank of DE........      3,000      32.55%               369      4.00%               553      6.00%
      Republic First Bancorp, Inc......     41,438      12.37%            13,402      4.00%            20,103      6.00%

   Tier one leveraged capital
      First Republic Bank..............     34,469       6.08%            28,333      5.00%            28,333      5.00%
      Republic First Bank of DE........      3,000      40.70%               369      5.00%               369      5.00%
      Republic First Bancorp, Inc......     41,438       7.23%            28,638      5.00%            28,638      5.00%

      Management believes that the Company and Banks meet as of December 31, 2000, and 1999, all capital adequacy requirements to which they are subject. As of December 31, 2000, and 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act.

      The Company and the Banks' ability to maintain the required levels of capital is substantially dependent upon earnings, especially its margins and the impact of future economic events on the Banks' loan customers as well as the Banks' ability to manage its interest rate risk and control its operating expenses.

      In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992, implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the



                                                     REPUBLIC FIRST BANCORP | 23
above capital ratios. The Banks currently exceed the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications, which consideration could result in a downgrading in such classifications.

      The Company's equity-to-assets ratio increased from 5.98% as of December 31, 1999, to 6.56% as of December 31, 2000. The Company's daily average equity-to-assets ratio for calendar year 2000 was 6.12% compared to 6.70% for the same period in 1999. The increase at year-end 2000 was a result of the improvement in the market value of available-for sale securities towards the latter part of 2000 as well as the net income for the year. The Company's average return on equity for 2000, 1999 and 1998 was 7.7%, 10.9% and 10.2%, respectively; and its average return on assets for 2000, 1999 and 1998 was 0.55%, 0.85% and 0.81%, respectively. The decline in both ratios reflected the loss of the Tax Refund Program revenue in the year 2000.

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

      The Company's liquid assets totaled $50.7 million at December 31, 2000, compared to $21.1 million at December 31, 1999 due to an increase in federal funds sold. Maturing and repaying loans are another source of asset liquidity. At December 31, 2000, the Bank estimated that an additional $47.8 million of loans will mature or repay in the next six-month period ended June 30, 2001.

      Liquidity can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. At December 31, 2000, the Bank had $149.6 million in unused lines of credit available to it under arrangements with correspondent banks compared to $27.4 million at December 31, 1999. This increase in borrowing capacity is due to the FHLB's inclusion of certain collateral permitted to be pledged against the line of credit as a result of federal legislation. These lines of credit enable the Bank to purchase funds for short or long-term needs at current capital market rates.

      At December 31, 2000, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $64.1 million. Certificates of deposit which are scheduled to mature within one year totaled $198.9 million at December 31, 2000, and borrowings that are scheduled to mature within the same period amounted to $33.9 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

      The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term market instruments, such as 2-year United States Treasury Notes, adjustable rate mortgage-backed securities issued by government agencies, and federal funds, are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established a line of credit from its correspondent to assist in managing the Banks' liquidity position. Such line of credit totaled $10.0 million at December 31, 2000. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $316.0 million. As of December 31, 2000, and 1999, the Company had borrowed $176.4 million and $236.6 million, respectively, under its lines of credit. The Company's Board of Directors has appointed an Asset/Liability Committee to assist Management in establishing parameters for investments.

      Cash flows from operations have provided a source of liquidity to the Company for the last three years. Operating cash flows are primarily derived from cash provided from net income during the year. Cash used in investment activities for the years ended December 31, 2000, was mainly used to fund loan growth. This was partially offset by the maturities of available-for-sale securities. Cash used in investment activities for the years ended December 31, 1999, and 1998 were primarily used for both the investing of excess and borrowed funds into investment securities and funding loan growth. Cash was provided by financing activities in 2000, as the Bank grew its deposit base in order to fund loan growth and pay down borrowed funds. Cash was provided by financing activities during 1999 and 1998, as the Bank grew its deposit base and increased its borrowings to fund anticipated loan growth.

      The Banks' Asset/Liability Committee is responsible for managing the liquidity position, the net interest margin and interest rate risk of the Banks. Such committee's primary objective is to maximize net interest margin in an ever changing rate environment, while managing the ratio of the Banks interest-sensitive assets and liabilities and providing adequate liquidity for projected needs.


24 | REPUBLIC FIRST BANCORP

      Management presently believes that the effect on the Bank of any future fall in interest rates, reflected in lower yielding assets would be detrimental since the Bank does not have the ability to quickly decrease costs on its interest bearing liabilities, primarily time deposits, other borrowed funds and certain transaction accounts.

      Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of GAP analysis and simulation models. Interest rate sensitivity management seeks to optimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates.

Securities Portfolio

      The Company's securities portfolio is intended to provide liquidity and contribute to earnings while reducing the Company's exposure to credit risk. The decline in securities in 2000 is a result of the Company's strategy to redeploy securities balances into higher-yielding commercial loans or to pay down other borrowed funds.

      A summary of securities available for sale and securities held to maturity at December 31, 2000, 1999, and 1998 follows.

                                                               Securities Available for Sale at December 31,
                                                               ---------------------------------------------
                                                                          (Dollars in thousands)
                                                                   2000            1999               1998
                                                                   ----            ----               ----
    U.S. Government Agencies...........................          $ 2,246          $ 2,662           $ 3,000
    CMOs/Mortgage Backed Securities (1)................          153,002          176,694           157,579
                                                                --------         --------          --------
    Total amortized cost of securities.................         $155,248         $179,356          $160,579
                                                                --------         --------          --------
    Total fair value of securities.....................         $152,134         $169,285          $160,554
                                                                --------         --------          --------

                                                                Securities Held to Maturity at December 31,
                                                               ---------------------------------------------
                                                                          (Dollars in thousands)
                                                                   2000            1999               1998
                                                                   ----            ----               ----
    U.S. Government Agencies...........................          $ 1,650          $ 1,621           $ 1,300
    CMOs/Mortgage Backed Securities (1)................            1,732            1,747             5,601
    Other securities (2)...............................           14,325           14,655            10,097
                                                                --------         --------          --------
    Total amortized cost of securities.................         $ 17,707         $ 18,023          $ 16,998
                                                                --------         --------          --------
    Total fair value of securities.....................         $ 17,750         $ 18,038          $ 16,982
                                                                --------         --------          --------
-----------

(1)  All  of  these  obligations   consist  of  U.S.  Government  Agency  issued
     securities.
(2)  Comprised mostly of FHLB stock and Federal Reserve Bank stock.




                                                     REPUBLIC FIRST BANCORP | 25

      The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2000. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                                    Securities Available for Sale at December 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                Within One Year   One to Five Years      Five to Ten Years      Past 10 Years           Total
                                ----------------------------------------------------------------------------------------------------
                                Amount   Yield     Amount   Yield         Amount    Yield      Amount    Yield     Amount     Yield
                                ----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

U.S. Government Agencies......     $--      --%     $ 621    6.91%        $1,624     6.91%      $  --       --%   $ 2,245      6.91%
CMOs / Mortgage-backed
   securities.................     184    7.00%     1,008    6.65%            --       --%    148,697     6.46%   149,889      6.46%
Other securities..............      --      --%        --      --%            --       --%         --       --%        --        --%
                                 -----    ----     ------    ----         ------     ----    --------     ----   --------      ----
Total AFS securities..........   $ 184    7.00%    $1,629    6.75%        $1,624     6.91%   $148,697     6.46%  $152,134      6.47%
                                 =====    ====     ======    ====         ======     ====    ========     ====   ========      ====


                                                         Securities Held to Maturity at December 31, 2000
                                ----------------------------------------------------------------------------------------------------
                                Within One Year   One to Five Years      Five to Ten Years      Past 10 Years           Total
                                ----------------------------------------------------------------------------------------------------
                                Amount   Yield     Amount   Yield         Amount    Yield      Amount    Yield     Amount     Yield
                                ----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

U.S. Government Agencies......  $1,392    5.83%     $ 243   7.19%            $--       --%       $ 15     7.82%   $ 1,650      6.05%
CMOs / Mortgage-backed
   securities.................      --      --         --      --             --       --       1,732     7.71%     1,732      7.71%
Other securities..............      50    7.50%       475   6.49%            105     6.61%     13,695     7.23%    14,325      7.20%
                                 -----    ----     ------    ----         ------     ----    --------     ----   --------      ----
Total HTM securities..........  $1,442    5.89%     $ 718    6.73%          $105     6.61%    $15,442     7.28%   $17,707      7.14%
                                 =====    ====     ======    ====         ======     ====    ========     ====   ========      ====

Loan Portfolio

      The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, commercial construction loans, residential construction loans as well as residential, home equity loans and consumer loans. Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital and other purposes. The majority of these commercial loans are collateralized by real estate and may be secured by other collateral and personal guarantees. The Banks commercial loans often range from $250,000 to $1,000,000 in amount up to the Banks combined legal lending limit of $6.8 million at December 31, 2000.

      The Company's net loans increased $58.7 million, or 16.3%, to $418.3 million at December 31, 2000, from $359.6 million at December 31, 1999, which were primary funded by an increase in deposits.

      The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                                  At December 31,
                                                      -------------------------------------------------------------------
                                                                              (Dollars in thousands)
                                                        2000            1999          1998           1997          1996
                                                        ----            ----          ----           ----          ----
Commercial:
   Real estate secured (1).......................     $181,607       $183,783      $132,185       $ 87,701      $ 62,016
   Non real-estate secured.......................       39,016         36,600        35,294         36,400        37,783
   Non-real estate unsecured.....................       10,543          4,467         6,686          6,119         7,224
                                                      --------       --------      --------       --------      --------
      Total commercial...........................      231,166        224,850       174,165        130,220       107,023
Residential real estate secured*.................      188,432        136,129       133,158         78,366        61,240
Consumer and other...............................        2,787          1,834         1,840          3,441         3,831
                                                      --------       --------      --------       --------      --------
      Total loans, net of unearned income........     $422,385       $362,813      $309,163       $212,027      $172,094
                                                      ========       ========      ========       ========      ========

---------------

(1)  Includes loans held for sale for all periods presented.

* Residential real estate secured includes $113.6 million of residential real estate secured loans made for commercial purposes and $74.8 million of jumbo residential first mortgage loans.


26 | REPUBLIC FIRST BANCORP

Loan Maturity and Interest Rate Sensitivity

      The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

                                                                              At December 31, 2000
                                                       -----------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                       One Year      More Than One Year         Over             Total
                                                       or Less       Through Five Years      Five Years          Loans
                                                       -----------------------------------------------------------------
Total Commercial and Commercial Real Estate......      $57,812            $110,799             $ 62,555         $231,166
Total Residential Real Estate....................       33,460              66,029               88,943          188,432
Total Other......................................        1,597                 870                  320            2,787
                                                       -------            --------             --------         --------
          Total (1)..............................      $92,869            $177,698             $151,818         $422,385
                                                       =======            ========             ========         ========

Loans with Fixed Rate............................      $21,543            $134,256             $119,496         $275,295
Loans with Floating Rate.........................       71,326              43,442               32,322          147,090
                                                       -------            --------             --------         --------
          Total loans, net of unearned income (1)      $92,869            $177,698             $151,818         $422,385
                                                       =======            ========             ========         ========

Percent Composition by Maturity..................        21.99%              42.07%               35.94%          100.00%
Fixed Rate Loans as Percent of Total.............        23.20               75.55                78.71            65.18
Floating Rate Loans as Percent of Total..........        76.80               24.45                21.29            34.82

--------
(1) Includes loans held for sale

      At December 31, 2000, 65.2% of total loans were fixed rate compared to 70.2% at December 31, 1999.

Credit Quality

      The Banks' written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding. In addition, a senior loan officer reviews all loan applications. The Board of Directors reviews the status of loans bi-monthly to monitor that proper standards are maintained.

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


                                                     REPUBLIC FIRST BANCORP | 27

      The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                                 At December 31,
                                                           -----------------------------------------------------------
                                                            2000          1999         1998         1997         1996
                                                           -----------------------------------------------------------
                                                                              (Dollars in thousands)
Loans accruing, but past due 90 days or more...........      $ 91        $ 333        $ 121        $ 113          $ 27
Restructured loans.....................................     1,982           --           --           --            --
Non-accrual loans......................................     1,350        1,778        1,002        1,800         1,892
                                                           ------       ------       ------       ------        ------
Total non-performing loans.............................     3,423        2,111        1,123        1,913         1,919
Foreclosed real estate.................................        --          643          718        1,944           295
                                                           ------       ------       ------       ------        ------
Total non-performing assets (1)........................    $3,423       $2,754       $1,841       $3,857        $2,214
                                                           ======       ======       ======       ======        ======

Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2)................     0.81%        0.58%        0.36%        0.90%         1.12%
Non-performing assets as a percentage of total assets..     0.52%        0.47%        0.36%        1.03%         0.81%

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).
(2)  Includes loans held for sale.

      Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2000, all identified potential problem loans are included in the preceding table. The restructured loan represents loans to a single borrower which were restructured in the second quarter of 2000. Management believes that the collateral pledged against both the non-accrual and restructured loans is adequate to protect the Bank from potential losses associated with those credits. The foreclosed real estate property was sold in the third quarter of 2000.

      The   following   summary   shows  the  impact  on   interest   income  of
non-performing loans for the periods indicated:

                                                                   For the Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                        2000           1999          1998           1997          1996
                                                     -------------------------------------------------------------------
Interest income that would have been recorded
 had the loans been in accordance with their
 original terms ..................................    $125,000       $189,000       $79,000       $279,000      $135,000
Interest income included in net income ...........    $171,000            $--       $55,000            $--      $ 60,000

      At December 31, 2000, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $76.6 million, which represented 18.1% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

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

      The Banks had no credit exposure to "highly leveraged transactions" at December 31, 2000, as defined by the FRB.


28 | REPUBLIC FIRST BANCORP

Allowance for Loan Losses

      A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 is as follows:

                                                                          For the Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                                              (Dollars in thousands)
                                                         2000           1999          1998           1997          1996
                                                      --------       --------      --------       --------      --------
Balance at beginning of period                         $ 3,208        $ 2,395       $ 2,028        $ 2,092         $ 680
Charge-offs:
   Commercial                                               66             91            76            383           293
   Real estate                                              --             --            --             67            --
   Consumer                                                 90            117            34             31            98
                                                      --------       --------      --------       --------      --------
      Total charge-offs                                    156            208           110            481           391
                                                      --------       --------      --------       --------      --------

Recoveries:
   Commercial                                              340            124            13             18           101
   Real estate                                              --             --            --             67            --
   Consumer                                                 14             17            94             12            19
                                                      --------       --------      --------       --------      --------
      Total recoveries                                     354            141           107             97           120
                                                      --------       --------      --------       --------      --------
Net charge-offs (recoveries)                             (198)             67             3            384           271
                                                      --------       --------      --------       --------      --------
Acquisition of ExecuFirst                                   --             --            --             --         1,528
Provision for loan losses                                  666            880           370            320           155
                                                      --------       --------      --------       --------      --------
   Balance at end of period                            $ 4,072        $ 3,208       $ 2,395        $ 2,028       $ 2,092
                                                      ========       ========      ========       ========      ========
   Average loans outstanding (1)                      $389,156       $325,544      $248,479       $183,246      $132,294

As a percent of average loans (1):
   Net charge-offs (recoveries)                          (0.05)%         0.02%         0.00%          0.21%         0.20%
   Provision for loan losses                              0.17           0.27          0.15           0.17          0.12
   Allowance for loan losses                              1.05           0.99          0.96           1.11          1.58

Allowance for loan losses to:
   Total loans, net of unearned income                    0.96%          0.88%         0.79%          0.96%         1.22%
   Total non-performing loans                           118.96%        151.97%       213.27%        106.01%       109.02%

(1) Includes non-accruing loans.

      Management makes a monthly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate for known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans criticized by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and the overall adequacy of the allowance for loan losses. During the review of the allowance for loan losses, the Board of Directors considers specific loans, pools of similar loans, historical charge-off activity, and a reserve allocation to provide for imperfections in the methodology used by management in determining the loan loss reserve requirements. The sum of these components is compared to the loan loss reserve balance. Any additions deemed necessary to the loan loss reserve balance are charged to operating expenses.

      The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and the findings are reported quarterly to the Board of Directors. The Board of Directors reviews the adequacy of the reserve for loan losses on a monthly basis. Based on the recommendations of this program, past performance of the Banks' loan portfolio and general economic conditions, Management believes that the reserve for loan losses is reasonable and should be adequate to absorb known and inherent losses.


                                                     REPUBLIC FIRST BANCORP | 29

      Determining the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was adequate at December 31, 2000. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is consistent with their methodology for establishing the allowance for loan losses. The entire allowance for loan losses is available to absorb loan losses in any loan category:

                                                                        At December 31,
                                ----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                       2000                 1999               1998                1997                1996
                                ----------------------------------------------------------------------------------------------------
                                           Percent              Percent             Percent             Percent            Percent
                                          Of Loans             Of Loans            Of Loans            Of Loans           Of Loans
                                           In Each              In Each             In Each             In Each            In Each
                                         Category to          Category to         Category to         Category to        Category to
                                 Amount   Loans(1)     Amount   Loans(1)   Amount   Loans(1)   Amount   Loans(1)  Amount   Loans(1)
                                ----------------------------------------------------------------------------------------------------

Allocation of allowance
 for loan losses:
   Commercial (2) ............   $3,055    54.70%      $2,119   61.98%     $1,638   56.33%     $1,595   61.42%   $1,573      62.19%
   Residential real estate ...      224    44.60          423   37.51         391   43.07          41   36.96        21      35.59
   Consumer and other ........      246     0.70           84    0.51          71    0.60          58    1.62        90       2.22
   Unallocated ...............      547                   582                 295                 334               408
                                 ------                ------              ------              ------            ------
      Total ..................   $4,072                $3,208              $2,395              $2,028            $2,092
                                 ======                ======              ======              ======            ======

(1) Gross loans net of unearned income.
(2) Includes loans held for sale.

      The unallocated allowance decreased $35,000 to $547,000 at December 31, 2000, from $582,000 at December 31, 1999, primarily as a result of result of an increase in non-performing loans, partially offset by recoveries during the year.

      The recorded investment in loans for which impairment has been recognized totaled $3.3 million, $1.8 million and $1.0 million at December 31, 2000, and 1999 and 1998 respectively, of which $3.1 million, $1.4 million and $576,000, respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. The increase in 2000 was primarily related to the addition of a restructured loan of $2.0 million during the second quarter of 2000. Loans with valuation allowances at December 31, 2000, 1999 and 1998 were $175,000, $353,000, $426,000 respectively, and the amount of such valuation allowances were $139,000, $104,000 and $143,000, respectively. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $3.6 million, $1.4 million, and $1.4 million, respectively. The increase is the result of the $2.0 million restructured loan. During 2000 and 1998, the Bank recognized interest income of $171,000 and $55,000, respectively on impaired loans. The Bank did not recognize any interest income on impaired loans during 1999. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      The Banks had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2000, and 1999, in the aggregate principal amounts of $1.5 million and $3.4 million, respectively; and (ii) 60 to 89 days past due, at December 31, 2000, and 1999 in the aggregate principal amounts of $435,000 and $169,000, respectively.

      In addition, the Banks have classified certain loans as substandard and doubtful, in accordance with definitions used by banking regulatory agencies. At December 31, 2000, and 1999, substandard loans totaled approximately $4.0 million and $2.2 million, respectively; and doubtful loans totaled approximately $113,000 and $274,000, respectively. The increase in substandard loans is again due to the addition of the $2.0 million restructured loan.


30 | REPUBLIC FIRST BANCORP

      The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2000 and 1999.

                                                2000                 1999
                                             ---------            ---------
         Balance at January 1, ...........   $ 643,000            $ 718,000
         Additions, net ..................          --                   --
         Sales ...........................    (597,000)                  --
         Write downs/loss on sale ........     (46,000)             (75,000)
                                             ---------            ---------
         Balance at December 31, .........   $      --            $ 643,000
                                             =========            =========

Deposit Structure

      Of the total daily average deposits of approximately $366.8 million held by the Banks during the year ended December 31, 2000, approximately $37.4 million, or 10.2%, represented non-interest bearing deposits, compared to approximately $30.5 million, or 10.7%, of approximately $283.2 million total daily average deposits during 1999. Total deposits at December 31, 2000, consisted of approximately $44.3 million in non-interest-bearing demand deposits, approximately $29.8 million in interest-bearing demand deposits, approximately $76.5 million in savings deposits and money market accounts, approximately $175.8 million in time deposits under $100,000, and approximately $99.1 million in time deposits greater than $100,000. In general, the Banks pay higher interest rates on time deposits over $100,000 in principal amount. Due to the nature of time deposits and changes in the interest rate market generally, it should be expected that the Banks' deposit liabilities may fluctuate from period-to-period.

      The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve month periods ended December 31, 2000, 1999 and 1998.

                                                                      For the Years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                      2000                         1999                        1998
                                             ------------------           -------------------          --------------------
                                              Average                     Average                       Average
                                              Balance      Rate           Balance        Rate           Balance       Rate
                                             --------      ----           --------       ----           --------      ----
Money market & savings deposits ..........   $ 63,226      4.46%          $ 45,547       3.76%          $ 41,157      2.85%
Time deposits ............................    241,738      6.20%           193,430       5.84%           191,829      6.09%
Demand deposits, interest-bearing ........     24,437      2.40%            13,752       1.35%            13,727      2.50%
                                             --------      ----           --------       ----           --------      ----
Total interest-bearing deposits ..........   $329,401      5.58%          $252,729       5.22%          $246,713      5.35%
                                             ========      ====           ========       ====           ========      ====


      The following is a breakdown, by contractual maturities, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2000, 1999, and 1998.

                                                         Certificates of Deposit
                                                 ------------------------------------------
                                                         (Dollars in thousands)
                                                  2000              1999              1998
                                                 -------          -------           -------
Maturing in:
   Three months or less .......................  $30,614          $11,575           $14,229
   Over three months through six months .......   15,440           10,695             7,756
   Over six months through twelve months ......   28,218           24,135             3,365
   Over twelve months .........................   24,870           14,049                --
                                                 -------          -------           -------
      TOTAL ...................................  $99,142          $60,454           $25,350
                                                 =======          =======           =======



                                                    REPUBLIC FIRST BANCORP | 31

      The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2001 through 2005 and beyond.

                                                                                                   2005 and
                                          2001            2002          2003          2004          Beyond         Totals
                                        --------        -------        ------         ----          ------        --------
                                                                 (Dollars in thousands)
Time certificates of deposit.........   $198,906        $60,033        $6,274         $997          $8,766        $274,976
                                        ========        =======        ======         ====          ======        ========

Commitments

      In the normal course of their business, the Banks make commitments to extend credit and issue standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to assure the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At December 31, 2000, and 1999, firm loan commitments approximated $60.3 million and $17.5 million respectively and commitments of standby letters of credit approximated $3.8 million and $2.4 million, respectively. The increase reflects an increase in commercial construction and residential construction commitments outstanding. The Company entered these two business lines in the year 2000.

Effects of Inflation

      The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the Company's need and ability to react to changes in interest rates. As discussed previously, Management attempts to optimize its position between rate sensitive assets and liabilities over a one year time horizon in order to optimize net interest income.

      The following tables are summary unaudited income statement information for each of the quarters ended during 2000 and 1999.









32 | REPUBLIC FIRST BANCORP

Summary Selected Consolidated Financial Data

                                                                                   For the Quarter Ended, 2000
                                                                      --------------------------------------------------
Dollars in thousands, except per share data                           Fourth          Third        Second         First
                                                                      ------          -----        ------         -----
Income Statement Data:
Total interest income ...........................................     $12,625       $12,300        $11,249       $10,713
Total interest expense ..........................................       8,204         7,762          7,122         6,704
                                                                        -----         -----          -----       -------
Net interest income .............................................       4,421         4,538          4,127         4,009
Provision for loan losses .......................................          66           200            200           200
Net non-interest (expense) ......................................      (3,265)       (3,223)        (2,609)       (2,311)
Federal income tax expense ......................................         360           368            435           494
                                                                        -----         -----          -----       -------
Net income ......................................................       $ 730         $ 747          $ 883       $ 1,004
                                                                        =====         =====          =====       =======


Per Share Data:

Basic:
Net income ......................................................       $0.12        $0.12           $0.14         $0.16
                                                                        =====        =====           =====         =====

Diluted:
Net income ......................................................       $0.12        $0.12           $0.14         $0.16
                                                                        =====        =====           =====         =====


                                                                                 For the Quarter Ended, 1999
                                                                      --------------------------------------------------
                                                                      Fourth         Third          Second        First
                                                                      ------         -----          ------        -----
Income Statement Data:
Total interest income ..............................................  $10,449       $10,114        $ 9,751       $ 9,134
Total interest expense .............................................    6,583         6,252          6,002         5,675
                                                                      -------       -------        -------       -------
Net interest income ................................................    3,866         3,862          3,749         3,459
Provision for loan losses ..........................................      210           210            210           250
Net non-interest income/(expense) ..................................   (2,242)       (2,434)        (2,423)           42
Federal income tax expense .........................................      462           403            366         1,071
                                                                      -------       -------        -------       -------
Net income before a cumulative change in accounting principle ......      952           815            750         2,180
Cumulative effect of a change in accounting principle (net of tax) .       --            --             --           (63)
                                                                      -------       -------        -------       -------
Net income .........................................................    $ 952         $ 815          $ 750        $2,117
                                                                      =======       =======        =======       =======

Per Share Data:

Basic:
  Income before cumulative change in accounting principle ..........    $0.15         $0.13          $0.13         $0.37
  Cumulative effect of change in accounting principle ..............       --            --             --         (0.01)
                                                                      -------       -------        -------       -------
Net income .........................................................    $0.15        $ 0.13          $0.13         $0.36
                                                                      =======       =======        =======       =======
Diluted:
  Income before cumulative change in accounting principle ..........    $0.15         $0.13          $0.12         $0.35
  Cumulative effect of change in accounting principle ..............       --            --             --         (0.01)
                                                                      -------       -------        -------       -------
Net income .........................................................    $0.15        $ 0.13          $0.12         $0.34
                                                                      =======       =======        =======       =======







                                                    REPUBLIC FIRST BANCORP | 33

Item 8: Financial Statements and Supplementary Data

      The consolidated financial statements of the Company begin on Page 37.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of shareholders scheduled for April 24, 2001.


Item 11: Executive Compensation

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of shareholders scheduled for April 24, 2001.


Item 12: Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of shareholders scheduled for April 24, 2001.


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



34 | REPUBLIC FIRST BANCORP

Item 14: Exhibits and Reports on Form 8-K

         A. Financial Statements                                       Page 37

            (1) Report of Independent Accountants.

            (2) Consolidated Balance Sheets as of December 31, 2000 and 1999.

            (3) Consolidated  Statements of Income for the years ended  December
                31, 2000, 1999 and 1998.

            (4) Consolidated  Statements  of  Cash  Flows  for the  years  ended
                December 31, 2000, 1999 and 1998.

            (5) Consolidated  Statements of Changes in Shareholders'  Equity and
                Comprehensive Income/(Loss) for the years ended December 31, 2000, 1999 and 1998.

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









                                                    REPUBLIC FIRST BANCORP | 35

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

                                       REPUBLIC FIRST BANCORP, INC. [registrant]



Date: March 23, 2001                     By: /s/ Jere A. Young
                                             -----------------------
                                             Jere A. Young
                                             President and
                                             Chief Executive Officer



Date: March 23, 2001                     By: /s/ Paul A. Frenkiel
                                             -----------------------
                                             Paul A. Frenkiel,
                                             Executive Vice President and
                                             Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date: March 23, 2001       /s/ Harris Wildstein, Esq.
                           -------------------------------------
                           Harris Wildstein, Esq., Director

                           /s/ Neal I. Rodin
                           -------------------------------------
                           Neal I. Rodin, Director

                           /s/ James E. Schleif
                           -------------------------------------
                           James E. Schleif, Director

                           /s/ Steven J. Shotz
                           -------------------------------------
                           Steven J. Shotz, Director

                           /s/ Sheldon E. Goldberg
                           -------------------------------------
                           Sheldon E. Goldberg, Director

                           /s/ Harry D. Madonna
                           -------------------------------------
                           Harry D. Madonna, Director and
                           Chairman of the Board

                           /s/ Kenneth Adelberg
                           -------------------------------------
                           Kenneth Adelberg, Director

                           /s/ William Batoff
                           -------------------------------------
                           William Batoff, Director

                           /s/ Daniel S. Berman
                           -------------------------------------
                           Daniel S. Berman, Director

                           /s/ Michael Bradley
                           -------------------------------------
                           Michael Bradley, Director




36 | REPUBLIC FIRST BANCORP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                          REPUBLIC FIRST BANCORP, INC.

                                                                            Page



Report of Independent Accountants .........................................  38

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..............  39

Consolidated Statements of Income
     for the years ended December 31, 2000, 1999 and 1998 .................  40

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000, 1999 and 1998 .................  41

Consolidated  Statements of Changes in  Shareholders'
     Equity and  Comprehensive Income/(Loss) for the years
     ended December 31, 2000, 1999 and 1998 ...............................  43

Notes to Consolidated Financial Statements ................................  44










                                                    REPUBLIC FIRST BANCORP | 37

KPMG
     1600 Market Street
     Philadelphia, PA 19103-7212


Independent Auditors' Report

The Board of Directors
Republic First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and comprehensive  income/(loss),  and  cash  flows  for  each of the  years  in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on July 1, 1998.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 16, 2001


38 | REPUBLIC FIRST BANCORP

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                    (dollars in thousands, except share data)

                                                                                     2000                1999
                                                                                  ---------           ---------
ASSETS:
Cash and due from banks ................................................          $  20,990           $  20,789
Federal funds sold .....................................................             29,207                  --
Interest-- bearing deposits with banks .................................                460                 321
                                                                                  ---------           ---------
      Total cash and cash equivalents ..................................             50,657              21,110


Securities available for sale, at fair value ...........................            152,134             169,285
Securities held to maturity, at amortized cost
   (fair value of $17,750 and $18,038, respectively) ...................             17,707              18,023
Loans held for sale ....................................................                 --               4,857
Loans receivable, (net of allowance for loan losses of
   $4,072 and $3,208, respectively) ....................................            418,313             354,748
Premises and equipment, net ............................................              5,153               5,013
Real estate owned, net .................................................                 --                 643
Accrued income and other assets ........................................             11,673              12,651
                                                                                  ---------           ---------
      Total Assets .....................................................          $ 655,637           $ 586,330
                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand-- non-interest-bearing ..........................................          $  44,281           $  35,053
Demand-- interest-bearing ..............................................             29,784              19,174
Money market and savings ...............................................             76,510              49,667
Time  less than $100,000 ...............................................            175,834             141,445
Time over $100,000 .....................................................             99,142              60,454
                                                                                  ---------           ---------
      Total Deposits ...................................................            425,551             305,793

Other borrowings .......................................................            176,442             236,640
Accrued expenses and other liabilities .................................             10,614               8,857
                                                                                  ---------           ---------
      Total Liabilities ................................................            612,607             551,290
                                                                                  =========           =========

Commitments and contingencies  (See Note 11)

Shareholders' Equity:

Common stock, par value $0.01 per share; 20,000,000 shares authorized;
   shares issued 6,358,126 and 6,343,901 as of
   December 31, 2000 and 1999, respectively ............................                 63                  63
Additional paid in capital .............................................             32,117              32,083
Retained earnings ......................................................             14,446              11,082
Treasury stock at cost (175,172 shares) ................................             (1,541)             (1,541)
Accumulated other comprehensive (loss) .................................             (2,055)             (6,647)
                                                                                  ---------           ---------
      Total Shareholders' Equity .......................................             43,030              35,040
                                                                                  ---------           ---------
      Total Liabilities and Shareholders' Equity .......................          $ 655,637           $ 586,330
                                                                                  =========           =========

                (See notes to consolidated financial statements)

                                                    REPUBLIC FIRST BANCORP | 39

                                           REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                       for the years ended December 31, 2000, 1999 and 1998
                                           (dollars in thousands, except per share data)

                                                                                      2000              1999               1998
                                                                                    --------          --------           --------
Interest income:
     Interest and fees on loans ..........................................          $ 34,012          $ 26,897           $ 21,840
     Interest on federal funds sold ......................................               754                33                216
     Interest on deposits in banks .......................................                47                 4                  3
     Interest and dividends on investments ...............................            12,074            12,514             12,345
                                                                                    --------          --------           --------
                                                                                      46,887            39,448             34,404
                                                                                    --------          --------           --------
Interest expense:
     Demand - interest bearing ...........................................               586               186                343
     Money market and savings ............................................             2,823             1,714              1,173
     Time ................................................................            10,086             9,177             10,165
     Time over $100,000 ..................................................             4,899             2,119              1,522
     Other borrowings ....................................................            11,398            11,316              7,642
                                                                                    --------          --------           --------
                                                                                      29,792            24,512             20,845
                                                                                    --------          --------           --------
Net interest income ......................................................            17,095            14,936             13,559
Provision for loan losses ................................................               666               880                370
                                                                                    --------          --------           --------
Net interest income after provision for loan losses ......................            16,429            14,056             13,189
                                                                                    --------          --------           --------
Non-interest income:
     Service fees ........................................................             1,435               984                238
     Gain on securities sold .............................................                --                --                188
     Tax Refund Program revenue ..........................................               181             2,715              2,385
     Other income ........................................................               108               106                334
                                                                                    --------          --------           --------
                                                                                       1,724             3,805              3,145
                                                                                    --------          --------           --------

Non-interest expenses:
     Salaries and employee benefits ......................................             6,867             5,543              4,979
     Occupancy expenses ..................................................             1,267             1,085              1,024
     Equipment ...........................................................               712               638                480
     Professional fees ...................................................             1,000               531                776
     Advertising expenses ................................................               701               309                291
     Loss on Mortgage banking affiliate ..................................                --                --              1,617
     Other operating expenses ............................................             2,585             2,756              2,135
                                                                                    --------          --------           --------
                                                                                      13,132            10,862             11,302
                                                                                    --------          --------           --------
Income before income taxes ...............................................             5,021             6,999              5,032
Provision for income taxes ...............................................             1,657             2,302              1,655
                                                                                    --------          --------           --------
Income before cumulative effect of a change in accounting principle ......             3,364             4,697              3,377
Cumulative effect of a change in accounting principle (Notes 2 and 3) ....                --               (63)               421
                                                                                    --------          --------           --------
Net Income ...............................................................          $  3,364          $  4,634           $  3,798
                                                                                    ========          ========           ========

Net income per share:
Basic:
     Income before cumulative effect of a change in accounting principle .          $   0.54          $   0.78           $   0.56
     Cumulative effect of a change in accounting principle (Notes 2 and 3)                --             (0.01)              0.07
                                                                                    --------          --------           --------
Net Income ...............................................................          $   0.54          $   0.77           $   0.63
                                                                                    ========          ========           ========

Diluted:
     Income before cumulative effect of a change in accounting principle .          $   0.54          $   0.75           $   0.52
     Cumulative effect of a change in accounting principle (Notes 2 and 3)                --             (0.01)              0.07
                                                                                    --------          --------           --------
Net income ...............................................................          $   0.54          $   0.74           $   0.59
                                                                                    ========          ========           ========

                                         (See notes to consolidated financial statements)


40 | REPUBLIC FIRST BANCORP

                                       REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS of CASH FLOWS
                                   For the years ended December 31, 2000, 1999 and 1998
                                                  (dollars in thousands)



                                                                           2000                1999                1998
                                                                        ---------           ---------           ---------
Cash flows from operating activities:
   Net income ......................................................... $   3,364           $   4,634           $   3,798
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for loan losses .......................................       666                 880                 370
      Write down of other real estate owned ...........................        --                  75                  --
      Loss on sale of other real estate owned .........................        46                  --                  --
      Depreciation ....................................................       712                 584                 432
      Proceeds from sale of trading securities ........................        --                  --              46,108
      Gain on sale of securities sold .................................        --                  --                (816)
      Amortization of securities ......................................        87                 206                 192
Increase in loans held for sale .......................................        --              (4,857)             (7,204)
      Sales of loans held for sale ....................................     4,857               7,204               6,690
      Loss on mortgage affiliate ......................................        --                  --               1,617
      Increase in accrued income and other assets .....................    (1,387)               (197)             (2,359)
      Increase in accrued expenses and other liabilities ..............     1,757                 492               2,601
                                                                        ---------           ---------           ---------
      Net cash provided by operating activities .......................    10,102               9,021              51,429
                                                                        ---------           ---------           ---------
Cash flows from investing activities:
   Purchase of securities:
      Available for sale ..............................................        --             (44,978)           (112,097)
      Held to maturity ................................................    (2,495)             (7,476)            (74,386)
   Proceeds from maturities and calls of securities:
      Available for sale ..............................................       380               2,000                  --
      Held to maturity ................................................     2,796               2,500              56,192
   Proceeds from sale of securities:
      Available for sale ..............................................        --                  --              25,402
   Principal collected on MBS's and CMO's:
      Available for sale ..............................................    23,641              23,995              19,732
      Held to maturity ................................................        15               3,951              10,083
   Net increase in loans ..............................................   (63,980)            (56,069)            (97,737)
   Net increase (decrease) in deferred fees ...........................      (251)                  4                 333
   Net proceeds from sale of real estate owned ........................       597                  --               1,585
   Investment in mortgage affiliate ...................................        --                  --              (1,617)
   Premises and equipment expenditures ................................      (852)             (1,607)             (1,888)
                                                                        ---------           ---------           ---------
   Net cash used in investing activities ..............................   (40,149)            (77,680)           (174,398)
                                                                        ---------           ---------           ---------

Cash flows from financing activities:
   Net proceeds from exercise of stock options ........................        34               1,162                  87
Purchases of treasury stock ...........................................        --              (1,028)             (1,929)
   Net increase in demand, money market and savings ...................    46,681              15,952              20,129
   Net increase in time deposits ......................................    73,077               6,757              14,554
   Net increase (decrease) in borrowed funds less than 90 days ........   (10,198)            (13,969)                297
   Increase in borrowed funds greater than 90 days ....................        --              62,600             103,125
   Repayment of borrowed funds greater than 90 days ...................   (50,000)                 --              (1,325)
                                                                        ---------           ---------           ---------
   Net cash provided by financing activities ..........................    59,594              71,474             134,938
                                                                        ---------           ---------           ---------


                                                                                                REPUBLIC FIRST BANCORP | 41



                                          REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS of CASH FLOWS (Continued)
                                      For the years ended December 31, 2000, 1999 and 1998
                                                     (dollars in thousands)

                                                                                  2000                1999               1998
                                                                              ---------           ---------           ---------


Increase in cash and cash equivalents .....................................   $  29,547           $   2,815           $  11,969
                                                                              ---------           ---------           ---------

Cash and cash equivalents, beginning of year ..............................      21,110              18,295               6,326
Cash and cash equivalents, end of year ....................................      50,657              21,110              18,295
                                                                              ---------           ---------           ---------

Supplemental disclosures:
   Interest paid ..........................................................      29,456              23,417              19,515
   Income taxes paid ......................................................         495               2,475               1,500
   Change in income tax payable due to exercise of stock options ..........          (6)               (281)               (107)
   Change in unrealized gain/(loss) on securities available for sale ......       6,957             (10,046)                (25)
   Change in deferred taxes due to change in unrealized gain/(loss)
      on securities available for sale ....................................      (2,365)              3,415                  10
   Transfer of securities from held to maturity to
      available for sale and trading ......................................          --                  --             136,143
   Non-monetary transfers from loans to real estate owned .................   $      --           $      --           $     718





                                        (See notes to consolidated financial statements)










42 | REPUBLIC FIRST BANCORP

                                          REPUBLIC FIRST BANCORP INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 AND COMPREHENSIVE INCOME/(LOSS)
                                      For the years ended December 31, 2000, 1999 and 1998
                                                     (dollars in thousands)
                                                                                                    Accumulated
                                                                  Additional                           Other         Total
                                        Comprehensive   Common      Paid in   Retained   Treasury  Comprehensive Shareholders'
                                           Income        Stock      Capital   Earnings     Stock   Income (Loss)    Equity
Balance, December 31, 1997...............                 $ 61     $26,358     $ 8,198       $--         $ 5        $34,622
                                                          ----     -------     -------   -------     -------        -------


Comprehensive income:

Other comprehensive income, net of tax:
   Unrealized losses on securities.......    $ (32)
   Less: Reclassification adjustment
    for losses included in net income....       11
Total other comprehensive income.........      (21)         --          --          --        --         (21)           (21)
Net income for the year..................    3,798          --          --       3,798        --          --          3,798
                                            ------        ----     -------     -------   -------     -------        -------
Total comprehensive income...............    3,777
                                            ======
Treasury stock purchases.................                   --          --          --    (1,929)         --         (1,929)
Options exercised........................                   --         152          --        --          --            152
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 1998................                   61      26,510      11,996    (1,929)        (16)        36,622
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
Other comprehensive income, net of tax:
      Unrealized losses on securities....   (6,631)
      Less: Reclassification adjustment for
        losses included in net income.......    --
Total other comprehensive loss...........   (6,631)         --          --          --        --      (6,631)        (6,631)
Net income for the year..................    4,634          --          --       4,634        --          --          4,634
                                            ------
Total comprehensive (loss)...............   (1,997)
                                            ======
Stock Dividend...........................                   --       5,548      (5,548)           --      --             --
Treasury stock purchases.................                   --          --          --    (1,028)         --         (1,028)
Options exercised........................                    2          25          --     1,416          --          1,443
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 1999................                   63      32,083      11,082    (1,541)     (6,647)        35,040
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
  Other comprehensive income, net of tax:
      Unrealized gains on securities.....    4,592
      Less: Reclassification adjustment for
       losses included in net income.......     --
Total other comprehensive income.........    4,592          --          --          --        --       4,592          4,592
Net income for the year..................    3,364          --          --       3,364        --                      3,364
                                            ------
Total comprehensive income...............  $ 7,956
                                            ======
Options exercised........................                   --          34          --        --          --             34
                                                          ----     -------     -------   -------     -------        -------
Balance December 31, 2000................                 $ 63     $32,117     $14,446   $(1,541)    $(2,055)       $43,030
                                                          ====     =======     =======   =======     =======        =======



                                        (See notes to consolidated financial statements)


                                                    REPUBLIC FIRST BANCORP | 43

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

      Additionally, through 1999 the Company derived fee income from the Banks' participation in a program (the "Tax Refund Program") which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds. Approximately $2.7 million in gross revenues were recognized from the Tax Refund Program in 1999. As a result of its contract termination with Jackson Hewitt Tax Services Inc., the Company did not participate in this program with Jackson-Hewitt beyond 1999. During 2000, the Company earned revenue of $181,000 from the program representing recoveries of delinquent tax refund loans from prior years. In 2001, however, the Company has decided to re-enter this line of business. However, it is not yet possible to determine the impact on 2001 earnings, since the program differs in significant aspects from prior years.

      The  preparation  of financial  statements in conformity  with  accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the


44 | REPUBLIC FIRST BANCORP
reserve computation periods which include December 31, 2000 and 1999 were $3.1 million and $867,000, respectively. These requirements were satisfied through the utilization of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

   Loans Held for Sale:

      Loans held for sale are carried at the lower of aggregate cost or market value. The Company currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Gains and losses on loans held for sale are included in non-interest income. The Company did not realize any gains or losses during any period reported herein. At December 31, 2000, the Company had no loans held for sale.

   Allowance for Loan Losses:

      The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.


                                                    REPUBLIC FIRST BANCORP | 45

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

   Real Estate Owned:

      Real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented. At December 31, 2000, the Company did not have any properties classified as other real estate owned.

   Income Taxes:

      Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

   Earnings Per Share:

      Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are antidilutive are not included for purposes of this calculation. For the first, second, third, and fourth quarters of 2000, there were 179,930, 298,970, 275,310, and 419,981 CSEs which were antidilutive, respectively. For the first, second, third, and fourth quarters of 1999, there were 41,250, 104,610, 138,610, and 243,964 CSEs which were antidilutive, respectively. For the third and fourth quarters of 1998, there were 54,301, and 59,730 CSEs which were antidilutive, respectively. At December 31, 2000, 1999 and 1998, there were 419,981, 243,964 and 59,730 CSEs which were antidilutive, respectively. These shares may be dilutive in the future.




46 | REPUBLIC FIRST BANCORP

      The Company paid a 10% Stock Dividend on March 18, 1999 as well as a six-for-five stock split effected in the form of a 20% stock dividend on March 27, 1998. All relevant financial data contained herein has been restated as if the dividend and splits had occurred at the beginning of each period presented.

(In thousands, except share data)                                          2000               1999               1998
                                                                          ------             ------             ------
Income before cumulative effect of a change in accounting principle
   (numerator for basic and diluted earnings per share)                   $3,364             $4,697             $3,377
                                                                          ======             ======             ======


                                                                Per                        Per                       Per
                                                    Shares     Share          Shares      Share          Shares      Share


Weighted average shares outstanding for the period
  (denominator for basic earnings per share)      6,175,873                  6,017,053                 6,059,572
Earnings per share-- basic                                      $0.54                      $0.78                      $0.56
Add common stock equivalents (CSE)
  representing dilutive stock options                97,424                    243,964                   402,192
                                                     ------                    -------                   -------
Effect on basic earnings per share of CSE                       (0.00)                     (0.03)                     (0.04)
                                                                -----                      -----                      -----
Equals total weighted average shares and CSE
  (denominator for diluted earnings per share)    6,273,297                  6,261,017                 6,461,764
                                                  =========                  =========                 =========

Earnings per share-- diluted                                    $0.54                      $0.75                      $0.52
                                                                =====                      =====                      =====

   Reclassifications:

      Certain items in the 1999 and 1998 financial statements and accompanying notes have been reclassified to conform to the 2000 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.

   Accounting for Assets with Premiums and Discounts:

      The Company accounts for amortization of premiums and accretion of discounts related to loans purchased and investment securities based upon the effective interest method. If a loan prepays in full before the contractual maturity date, any unamortized premium, discount or fees are recognized immediately as interest income.

   Investments in Affiliate

      Investment in affiliates not controlled, are recorded at cost, adjusted for the Company's share in the earnings or losses of the affiliate, net of any distributions received. At December 31, 1998, the Company had a 47% equity investment in Fidelity Bond and Mortgage Company. The investment had an original cost basis of $1.6 million. During 1998, the Company wrote the investment down to $0, as the value of the mortgage affiliate's servicing rights was reduced due to the accelerated prepayments of the underlying loans.

   Reporting on the Costs of Start-Up Activities

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). This statement requires costs of start-up activities, including organization costs, to be expensed as incurred. SOP 98-5 is effective for the Company's financial statements for fiscal years beginning after December 15, 1998. As of December 31, 1998 the Company had deferred costs relating to start-up activities of $94,000, remaining in the balance of other assets in the Consolidated Balance Sheets. The Company adopted SOP 98-5 effective January 1, 1999, and accordingly, expensed $63,000, net of tax, of costs of start-up activities in the first quarter of 1999 as a cumulative effect of a change in accounting principle.



                                                    REPUBLIC FIRST BANCORP | 47

3.   Investment Securities:

      Investment securities available for sale as of December 31, 2000 are as follows:

                                                                               Gross            Gross          Estimated
                                                                            Unrealized        Unrealized          Fair
      Dollars in thousands                              Amortized Cost         Gains           Losses             Value
      U.S. Government Agencies                                $ 2,246           $ 6               $ (7)          $ 2,245
      CMOs and Mortgage Backed Securities                     153,002            44             (3,157)          149,889
                                                             --------          ----            -------          --------
           Total                                             $155,248          $ 50            $(3,164)         $152,134
                                                             ========          ====            =======          ========

      Investment securities held to maturity as of December 31, 2000 are as follows:

                                                                               Gross            Gross          Estimated
                                                                            Unrealized        Unrealized          Fair
      Dollars in thousands                              Amortized Cost         Gains           Losses             Value
      U.S. Government Agencies                                $ 1,650           $ 3                $--           $ 1,653
      CMOs and Mortgage Backed Securities                       1,732            19                 --             1,751
      Other Investment Securities                              14,325            21                 --            14,346
                                                             --------          ----            -------          --------
           Total                                             $ 17,707          $ 43                $--          $ 17,750
                                                             ========          ====            =======          ========

      Investment securities available for sale as of December 31, 1999 are as follows:

                                                                               Gross            Gross          Estimated
                                                                            Unrealized        Unrealized          Fair
      Dollars in thousands                              Amortized Cost         Gains           Losses             Value
      U.S. Government Agencies                                $ 2,662           $ 2              $ (62)          $ 2,602
      CMO's and Mortgage Backed securities                    176,694            26            (10,037)          166,683
                                                             --------          ----            -------          --------
           Total                                             $179,356          $ 28           $(10,099)         $169,285
                                                             ========          ====            =======          ========

      Investment securities held to maturity as of December 31, 1999 are as follows:

                                                                               Gross            Gross          Estimated
                                                                            Unrealized        Unrealized          Fair
      Dollars in thousands                              Amortized Cost         Gains           Losses             Value
      U.S. Government Agencies                                $ 1,621           $ 1               $ (1)          $ 1,621
      CMOs and Mortgage Backed Securities                       1,747            22                 --             1,769
      Other Investment Securities                              14,655            --                 (7)           14,648
                                                             --------          ----            -------          --------
           Total                                             $ 18,023          $ 23               $ (8)         $ 18,038
                                                             ========          ====            =======          ========


      In accordance with regulatory requirements, the Company held an investment in stock of the Federal Reserve Bank with a carrying value of $292,000 and $643,000 as of December 31, 2000 and 1999, respectively, which is included in other investment securities. Also included in other investment securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $13.0 million at December 31, 2000 and 1999. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.




48 | REPUBLIC FIRST BANCORP

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2000 are as follows:

                                                                 Available for Sale               Held to Maturity
                                                           --------------------------------------------------------------
                                                           Amortized       Estimated         Amortized         Estimated
      Dollars in thousands                                    Cost         Fair Value           Cost           Fair Value
                                                           --------          --------          -------           -------
      Due in 1 year or less                                   $ 185             $ 184          $ 1,442           $ 1,442
      After 1 year to 5 years                                 1,630             1,629              718               735
      After 5 years to 10 years                               1,628             1,624              105               109
      After 10 years or no maturity                         151,805           148,697           15,442            15,464
                                                           --------          --------          -------           -------
          Total                                            $155,248          $152,134          $17,707           $17,750
                                                           ========          ========          =======           =======

      Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      The Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 1998. As permitted by SFAS Statement No. 133, the Company transferred $90.6 million of securities from held to maturity to available for sale and $45.5 million of securities from held to maturity to the trading category. The amortized cost of securities transferred from held to maturity to available for sale and trading was $136.1 million, which had gross unrealized gains of $115,000 and $533,000, respectively on the date transferred. The Company sold the securities transferred to the trading category during the third quarter of 1998 and realized a gain on the sale of these securities of $421,000, net of income taxes of $207,000, as a cumulative effect of a change in accounting principle. There were no gains recognized in
1999 or 2000. Additionally, no securities were sold at a loss for any of the periods presented herein. The Company sold the securities during 1998 as part of a portfolio-restructuring program, which reduced the Company's risk of prepayment on its mortgage-backed securities portfolio due to the sharp decline in interest rates during the third quarter.

      Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized gains on the sale of securities of approximately of $816,000 in 1998, $628,000 of which was accounted for as a cumulative effect of a change in accounting principle. The Company did not realize any gains or losses on the sale of securities during 1999 or 2000.

      At December 31, 2000, investment securities in the amount of approximately $4.8 million were pledged as collateral for public deposits and certain other deposits as required by law. Additionally, $157.8 million of investment securities were pledged as collateral for advances with the Federal Home Loan Bank of Pittsburgh.

4.   Loans Receivable:

      Loans receivable at December 31, consist of the following:

         (Dollars in thousands)                   2000          1999
         Commercial and industrial              $ 49,559       $ 41,067
         Real estate - commercial                181,607        178,926
         Real estate - residential (3)           188,432        136,129
         Consumer and other                        2,787          1,834
                                                --------       --------
         Loans receivable                        422,385        357,956
         Less allowance for loan losses           (4,072)        (3,208)
                                                --------       --------
                                                 418,313        354,748
         Loans held for sale                          --          4,857
                                                --------       --------
         Total loans receivable, net (1)(2)     $418,313       $359,605
                                                ========       ========

(1)  Includes loans held for sale.
(2) Net of deferred loan fees of $886,000 and $635,000 at December 31, 2000 and 1999, respectively.
(3) Residential real estate secured includes $113.6 million of residential real estate secured loans made for commercial purposes and $74.8 million of jumbo residential first mortgage loans.


                                                    REPUBLIC FIRST BANCORP | 49

      The recorded investment in loans for which impairment has been recognized totaled $3.3 million, $1.8 million and $1.0 million at December 31, 2000, 1999 and 1998, respectively, of which $3.1 million, $1.4 million, and $576,000, respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. This increase was primarily related to the addition of a restructured loan of $2.0 million during the second quarter of 2000. Loans with valuation allowances at December 31, 2000, 1999 and 1998 were $175,000, $353,000, and $426,000, respectively, and the amount of such valuation allowance was $139,000, $104,000, and $143,000, respectively. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $3.6 million, $1.4 million, and $1.4 million, respectively. The increase is the result of a $2.0 million restructured loan. During 2000 and 1998, the Bank recognized $171,000 and $55,000, of interest income respectively, on impaired loans. The Bank did not recognize any interest income on impaired loans during 1999. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      As of December 31, 2000, 1999 and 1998, there were loans of approximately $1.4 million, $1.8 million, and $1.0 million, respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $125,000, $189,000, and $79,000 for 2000, 1999 and 1998,
respectively.

      The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties. The Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $76.6 million, which represented 18.1% of gross loans receivable.

      Included in loans are loans due from directors and other related parties of $4.5 million and $5.1 million at December 31, 2000, and 1999, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 2000.

       (Dollars in thousands)                                      2000
                                                                 ------
       Balance at beginning of year............................  $5,057
       Additions...............................................     507
       Repayments/Removals.....................................  (1,024)
                                                                 ------
       Balance at end of year..................................  $4,540
                                                                 ======

5.  Allowance for Loan Losses:

      Changes in the allowance for loan losses for the years ended December 31, are as follows:

         (Dollars in thousands)                                           2000              1999             1998
                                                                         ------            ------           ------
         Balance at beginning of year............................        $3,208            $2,395           $2,028
         Charge-offs.............................................          (156)             (208)            (110)
         Recoveries..............................................           354               141              107
         Provision for loan losses...............................           666               880              370
                                                                         ------            ------           ------
         Balance at end of year..................................        $4,072            $3,208           $2,395
                                                                         ======            ======           ======




50 | REPUBLIC FIRST BANCORP

6.  Premises and Equipment:

      A summary of premises and equipment is as follows:

               (Dollars in thousands)                     2000        1999
                                                         ------      ------

               Furniture and equipment.................. $4,489      $3,692
               Bank building............................  1,891       1,864
               Leasehold improvements...................  1,601       1,573
                                                         ------      ------
                                                          7,981       7,129
               Less accumulated depreciation............ (2,828)     (2,116)
                                                         ------      ------
               Net premises and equipment............... $5,153      $5,013
                                                         ======      ======


      Depreciation expense on premises, equipment and leasehold improvements amounted to $712,000, $584,000 and $432,000 in 2000, 1999 and 1998,
respectively.
      The range of depreciable lives for leasehold improvements is five to ten years. The depreciable lives of the Banks' building and furniture/equipment is twenty years and, three to seven years, respectively.
      As of December 31, 2000, the Company had entered into non-cancelable lease agreements for its operations center, seven First Republic Bank branch facilities and two Republic First Bank of Delaware branches, expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

            (Dollars in thousands)
            Year Ended                                 Amount
            ----------                                 ------
            2001..................................     $  875
            2002..................................        863
            2003..................................        790
            2004..................................        762
            2005 and beyond.......................      1,845
                                                       ------
            Total.................................     $5,135
                                                       ======

      The Company incurred rent expense of $853,000, $764,000, and $747,000 in 2000, 1999 and 1998, respectively.

      The Company and MBM/ATM Group Ltd. had entered into non-cancelable lease agreements for its offsite automated teller cash dispenser machines, expiring through January 2005, whereas the Company was responsible for 50% of the lease expenses as a guarantor and MBM/ATM Group Ltd. (an unrelated third party), was responsible for the remaining 50% of the lease payments. However, the Company sold its rights and other assets to MBM/ATM Group, LTD, effective December 31, 2000. No gain or loss was recognized on the sale, but the MBM/ATM Group agreed to assume the Company's obligations under these leases. The Company remains contingently liable for 50% of the annual lease payments should the MBM/ATM Group fail to make these payments. The total minimum annual rental payments required under these leases for both the Company on a contingent basis and MBM/ATM Group Ltd. are as follows:

            (Dollars in thousands)
            Year Ended                                   Amount
            ----------                                   ------
            2001......................................   $  556
            2002......................................      556
            2003......................................      421
            2004......................................      130
            2005......................................       20
                                                         ------
            Total.....................................   $1,683
                                                         ======

      The Company incurred rent expense on these leases of $269,000 and $210,000 during 2000 and 1999, respectively.



                                                    REPUBLIC FIRST BANCORP | 51

7.   Other Borrowings:
      The Company has lines of credit totaling $10.0 million available for the purchase of federal funds from its corresponding bank relationships. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $316.0 million as of December 31, 2000. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2000, and 1999, there were $176.4 million and $236.6 million, respectively outstanding on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from overnight to five years. With the vast majority of these borrowings, the Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate. The following table represents the contractual maturity of the Company's borrowings at December 31, 2000.

                                                                  Weighted
       (In thousands)                               Amount      Average Rate
                                                    --------    ------------
       Maturing in:
          Three months or less....................  $ 28,942       5.89%
          Over three months to one year...........     5,000       5.86%
          1 - 2 years.............................    17,500       5.58%
          2 - 3 years.............................        --         --
          3 - 4 years.............................   100,000       6.06%
          4 years and beyond......................    25,000       6.71%
                                                    --------       ----
       Totals.....................................  $176,442       6.08%
                                                    ========       ====


8.   Deposits:

      The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2001 through 2005 and beyond, which include brokered certificates of deposit of approximately $29.8 million with original terms ranging from thirty days to nine months.

                                                                                                   2005 and
      (Dollars in thousands)              2001           2002           2003          2004          beyond         Totals
                                        --------        -------        ------         ----          ------        --------
      Time Certificates of Deposit..... $198,906        $60,033        $6,274         $997          $8,766        $274,976
                                        ========        =======        ======         ====          ======        ========


9.   Income Taxes:

      The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2000, 1999 and 1998.

              (Dollars in thousands)                                            2000             1999              1998
                                                                               ------           ------            ------
            Tax provision computed at statutory rate...................        $1,707           $2,380            $1,711
            Amortization of negative goodwill..........................          (103)            (103)             (103)
            Other......................................................            53               25                47
                                                                               ------           ------            ------
                        Total provision for income taxes...............        $1,657           $2,302            $1,655
                                                                               ======           ======            ======



52 | REPUBLIC FIRST BANCORP

      The approximate tax effect of each type of temporary difference and carryforward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2000 and 1999 are as follows:

      (Dollars in thousands)                                           2000              1999
      Allowance for loan losses...............................        $1,154            $ 794
      Deferred compensation...................................           480              444
      Depreciation............................................           (50)              50
      Real estate owned.......................................            --               26
      Other...................................................            --               10
      Unrealized loss on securities available for sale........         1,059            3,423
                                                                     -------           ------
      Deferred tax asset......................................         2,643            4,747
                                                                     -------           ------
      Negative goodwill allocated to deferred tax asset,
          net of amortization.................................          (103)            (206)
                                                                     -------           ------
      Adjusted deferred tax assets............................        $2,540           $4,541
                                                                     -------           ------
      Deferred tax liabilities:
         Deferred loan costs..................................          (350)            (277)
         Prepaid expenses.....................................           (30)             (61)
                                                                     -------           ------
      Deferred tax liabilities................................          (380)            (338)
                                                                     -------           ------
      Net deferred tax asset..................................       ($2,160)          $4,203
                                                                     =======           ======

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

      The  reverse  acquisition  of  ExecuFirst  by  Republic  on June  7,  1996 generated negative goodwill of $1.0 million, of which $685,000 was applied against the deferred tax assets. During 2000, 1999, and 1998, the negative goodwill allocated to the deferred tax assets was amortized by an amount of $103,000 for all three years, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill is being recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.

      The following represents the components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, respectively.

        (Dollars in thousands)                     2000       1999       1998
                                                  ------     ------     ------
        Current provision
           Federal............................... $1,978     $2,167     $2,004
        Deferred provision - Federal.............   (321)       135       (349)
                                                  ------     ------     ------
        Total provision for income taxes......... $1,657     $2,302     $1,655
                                                  ======     ======     ======


                                                    REPUBLIC FIRST BANCORP | 53

10.  Directors and Officers Annuity Plan:

      The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. After five years of service, certain Directors or officers shall be 50% vested in their accrued benefit. For each additional year of service over five years, the Director or officer will be vested an additional 10% per year until he is 100% vested. The accrued benefits under the plan at December 31, 2000, 1999, and 1998 totaled $515,000, $431,000, and $355,000, respectively. The expense for the years ended December 31, 2000, 1999, and 1998 was $84,000, $69,000, and $68,000,
respectively. The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1.6 million, $1.4 million, and $1.4 million at December 31, 2000, 1999 and 1998, respectively, which is included in other assets.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $60.3 and $17.5 million and standby letters of credit of approximately $3.8 million and $2.4 million at December 31, 2000 and 1999, respectively. Of the $60.3 million commitments to extend credit at December 31, 2000, $60.3 million were variable rate commitments. The increase in commitments is primarily a result of the entering of two new business lines, commercial real estate construction and residential real estate construction that are funded with lines of credit.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

      Standby letters of credit are conditional commitments issued that assure the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

      The Company has entered into employment agreements with the President of the Company, the President of the Bank and the Chief Lending Officer of the Bank, which provide for the payment of base salary and certain benefits through the year 2002. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2000 is approximately $525,000.

      The Bank participates in a partially self-insured health plan (the "Plan"), for which employees of the Bank receive medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 2000, 1999 and 1998, the Bank paid claims under the plan of $438,000, $426,000, and $464,000, respectively.

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

      First Republic Bank has been sued alleging a breach of a prior settlement and subsequent infringement of the alleged trademark "First Republic" as well as unfair competition, dilution and unjust enrichment. While the Bank has answered the

54 | REPUBLIC FIRST BANCORP
complaint denying above with counterclaims, the complaint seeks injunctive relief, a name change and monetary damages. It is not yet possible to determine the outcome of the suit at this time.

12.  Shareholders' Equity/Regulatory Capital:

      Effective June 21, 1999, the Company's stock repurchase program, originally announced on August 24, 1998 and established for the period through and including June 30, 1999 was extended to December 31, 1999. The aggregate amount of stock repurchased was determined by market conditions, but did not exceed 4.9% of the Company's outstanding stock, or approximately 297,000 shares as of June 30, 1999. As of December 31, 2000, there was 54,916 shares repurchased pursuant to rule 10b-18 of the Securities and Exchange Commission. There was also an additional 279,088 shares purchased in block transaction purchases, that are not included as part of the stock repurchase program specified under rule 10b-18. No stock repurchases were made during 2000.

      Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking code, no cash dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured Bank may pay no dividends if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking law, the Bank would be limited to $8.0 million of dividends plus an additional amount equal to the Banks' net profit for 2001, up to the date of any such dividend declaration. At December 31, 2000, there were no cash dividends declared or paid. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Banks.

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

      Management believes that the Banks meet, as of December 31, 2000, and 1999, all capital adequacy requirements to which it is subject. As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of Section 3b of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.

      The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%. At December 31, 2000, the aforementioned ratios are as follows:



                                                    REPUBLIC FIRST BANCORP | 55

      The following table presents the Company's capital regulatory ratios at December 31, 2000, and 1999:

                                                                                                          To be well
                                                                            For Capital               capitalized under
                                                 Actual                  Adequacy Purposes          FRB capital guidelines
(Dollars in thousands)                     Amount       Ratio           Amount        Ratio          Amount        Ratio
At December 31, 2000
   Total risk based capital
      First Republic Bank..............    $42,281      11.92%           $28,369      8.00%           $35,461     10.00%
      Republic First Bank of DE........      3,648      19.34%             1,509      8.00%             1,886     10.00%
      Republic First Bancorp, Inc......     48,907      13.08%            29,917      8.00%            37,396     10.00%

   Tier one risk based capital
      First Republic Bank..............     38,471      10.85%            14,184      4.00%            21,277      6.00%
      Republic First Bank of DE........      3,387      17.96%               754      4.00%             1,132      6.00%
      Republic First Bancorp, Inc......     44,835      11.99%            14,958      4.00%            22,438      6.00%

   Tier one leveraged capital
      First Republic Bank..............     38,471       6.19%            31,060      5.00%            31,060      5.00%
      Republic First Bank of DE........      3,387      12.15%             1,394      5.00%             1,394      5.00%
      Republic First Bancorp, Inc......     44,835       6.91%            32,446      5.00%            32,446      5.00%

At December 31, 1999
   Total risk based capital
      First Republic Bank..............    $37,591      11.37%           $26,446      8.00%           $33,058     10.00%
      Republic First Bank of DE........      3,086      33.49%               737      8.00%               922     10.00%
      Republic First Bancorp, Inc......     44,646      13.33%            26,803      8.00%            33,504     10.00%

   Tier one risk based capital
      First Republic Bank..............     34,469      10.43%            13,223      4.00%            19,835      6.00%
      Republic First Bank of DE........      3,000      32.55%               369      4.00%               553      6.00%
      Republic First Bancorp, Inc......     41,438      12.37%            13,402      4.00%            20,103      6.00%

   Tier one leveraged capital
      First Republic Bank..............     34,469       6.08%            28,333      5.00%            28,333      5.00%
      Republic First Bank of DE........      3,000      40.70%               369      5.00%               369      5.00%
      Republic First Bancorp, Inc......     41,438       7.23%            28,638      5.00%            28,638      5.00%

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

      The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Banks' limited to 3%. The total expense relating to the plan was $149,000, $117,000 and $103,000 in 2000, 1999 and 1998, respectively.

56 | REPUBLIC FIRST BANCORP

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

   Cash and Cash Equivalents,  Accrued Interest  Receivable and Accrued Interest
Payable:

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




                                                    REPUBLIC FIRST BANCORP | 57

      At December 31, 2000, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                         December 31, 2000                       December 31, 1999
                                                    ---------------------------------------------------------------------
                                                     Carrying            Fair               Carrying             Fair
(Dollars in thousands)                                Amount             Value               Amount              Value
                                                    ---------------------------------------------------------------------
Balance Sheet Data:
   Financial Assets:
      Cash and cash equivalents                      $ 50,657           $ 50,657             $ 21,110           $ 21,110
      Securities available for sale                   152,134            152,134              169,285            169,285
      Securities held to maturity                      17,707             17,750               18,023             18,038
      Loans receivable, net                           418,313            427,767              354,748            354,519
      Loans held for sale                                  --                 --                4,857              4,857
      Accrued interest receivable                       4,632              4,632                3,946              3,946

   Financial Liabilities:
      Deposits:
         Demand, savings and money market            $150,575           $150,575             $103,894           $103,894
         Time                                         274,976            277,245              201,899            202,286
         Borrowings                                   176,442            179,090              236,640            233,511
         Accrued interest payable                       7,092              7,092                6,756              6,756



                                                         December 31, 2000                       December 31, 1999
                                                    ---------------------------------------------------------------------
                                                     Notional              Fair              Notional              Fair
                                                      Amount              Value               Amount               Value
                                                    ---------------------------------------------------------------------


Off Balance Sheet Data:
   Commitments to extend credit                      $ 60,321              $ 603             $ 17,500              $ 175
   Letters of credit                                    3,785                 38                2,394                 24


15.  Parent Company Financial Information

      The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.








58 | REPUBLIC FIRST BANCORP

                                           BALANCE SHEETS
                                     December 31, 2000 and 1999
                                       (dollars in thousands)

                                                                          2000               1999
          ASSETS:
             Cash ...........................................          $  2,102           $  3,688
             Investment in subsidiaries .....................            40,320             31,041
             Other assets ...................................               608                311
                                                                       --------           --------
                   Total Assets .............................          $ 43,030           $ 35,040
                                                                       ========           ========





          LIABILITIES AND SHAREHOLDERS' EQUITY:
             Liabilities:
                   Total Liabilities ........................               $--                $--
             Shareholders' Equity:
                Common stock ................................                63                 63
                Additional paid in capital ..................            32,117             32,083
                Retained earnings ...........................            14,446             11,082
                Treasury Common at cost (175,172 shares) ....            (1,541)            (1,541)
                Accumulated other comprehensive income/(loss)            (2,055)            (6,647)
                                                                       --------           --------
                   Total Shareholders' Equity ...............            43,030             35,040
                                                                       --------           --------
                   Total Liabilities and Shareholders' Equity          $ 43,030           $ 35,040
                                                                       ========           ========




                                 STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                                   For the years ended December 31, 2000, 1999 and 1998
                                                  (dollars in thousands)

                                                                                 2000              1999             1998
                                                                              -------           -------          -------

            Income.....................................................          $ 68             $ 106            $ 265
            Expenses...................................................            11                --               --
            Equity in undistributed income of subsidiary...............         3,307             4,528            3,533
                                                                              -------           -------          -------
            Net income.................................................         3,364             4,634            3,798
                                                                              -------           -------          -------
            Shareholders' equity, beginning of year....................        35,040            36,622           34,622
            Exercise of stock options..................................            34             1,161              152
            Purchase of treasury stock.................................            --            (1,028)          (1,929)
            Tax effect of stock options exercised......................            --               282               --
            Change in unrealized gain on securities available for sale.         4,592            (6,631)             (21)
                                                                              -------           -------          -------
            Shareholders' equity, end of year..........................       $43,030           $35,040          $36,622
                                                                              =======           =======          =======






                                                    REPUBLIC FIRST BANCORP | 59

                                                 STATEMENTS OF CASH FLOWS
                                   For the years ended December 31, 2000, 1999 and 1998
                                                  (dollars in thousands)

                                                                                2000              1999             1998
                                                                              -------           -------          -------
            Cash flows from operating activities:
               Net income..............................................       $ 3,364           $ 4,634          $ 3,798
               Adjustments to reconcile net income to net cash
                  Provided by operating activities:
                     Increase in other assets..........                          (297)                       --       --
                     Equity in undistributed income of subsidiaries....        (3,307)           (4,528)          (3,533)
                                                                              -------           -------          -------
                        Net cash provided by (used in)
                          operating activities.........................          (240)              106              265
                                                                              -------           -------          -------
            Cash flows from investing activities:
               Purchase of subsidiary common stock.....................        (1,380)           (3,432)              --
                                                                              -------           -------          -------
                        Net cash provided by investing activities......        (1,380)           (3,432)              --
                                                                              -------           -------          -------
            Cash from Financing Activities:
               Exercise of stock options...............................            34             1,162              110
               Purchase of treasury stock..............................            --            (1,028)          (1,929)
                                                                              -------           -------          -------
                        Net cash provided by financing activities......            34               134           (1,819)
                                                                              -------           -------          -------
            Increase/(decrease) in cash................................        (1,586)           (3,192)          (1,554)
            Cash, beginning of period..................................         3,688             6,880            8,434
                                                                              -------           -------          -------
            Cash, end of period........................................       $ 2,102           $ 3,688          $ 6,880
                                                                              =======           =======          =======


16.  Stock Options

      The Company maintains a Stock Option Plan (the "Plan") under which the Company grants options to its employees and directors. Under the terms of the plan, 1.4 million shares of common stock are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. All options are granted upon approval of the Stock Option Committee of the Board of Directors, consisting of three disinterested members. Stock Options are issued to promote the interests of the Company by providing incentives to (i) designated officers and other employees of the Company or a Subsidiary Corporation (as defined herein), (ii) non-employee members of the Company's Board of Directors and (iii) independent contractors and consultants who may perform services for the Company. The Company believes that the Plan causes participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders.

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


60 | REPUBLIC FIRST BANCORP

December 31, 2000:                                                                                                Weighted
                                                                                                                   Average
                                                                                               Weighted           Remaining
                                                                            Range of            Average           Contractual
                                                           Shares        Exercise Prices    Exercise Price       Life (Years)
                                                         --------------------------------------------------------------------
      Outstanding at beginning of year...............      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                           139,930       $7.63 to $10.45         $ 8.81              8.9
      Granted during year............................      297,250       $3.56 to $5.38          $ 3.94
      Exercised during year..........................       14,288       $1.95 to $2.65          $ 2.33
      Forfeited during year..........................      107,910       $4.85 to $10.94         $ 8.81
                                                         ---------
      Outstanding at end of year.....................      170,731       $1.95 to $3.00          $ 2.31              2.3
                                                           408,921       $3.56 to $4.50          $ 3.90              8.4
                                                           145,120       $4.85 to $6.62          $ 5.41              7.0
                                                            44,940       $7.00 to $9.09          $ 7.91              8.5
                                                         ---------
                                                           769,712                               $ 4.07              6.8
                                                         =========


      Options exercisable at end of year.............      170,731       $1.95 to $3.00          $ 2.31              2.3
                                                           206,546       $3.56 to $4.50          $ 4.04              7.0
                                                           108,579       $4.85 to $6.62          $ 5.17              6.4
                                                            28,940       $7.00 to $9.09          $ 7.98              8.4
                                                         ---------
                                                           514,796                               $ 3.93              5.4
                                                         =========


December 31, 1999:                                                                                                Weighted
                                                                                                                   Average
                                                                                               Weighted           Remaining
                                                                            Range of            Average           Contractual
                                                           Shares        Exercise Prices    Exercise Price       Life (Years)
                                                         --------------------------------------------------------------------

      Outstanding at beginning of year...............      425,649       $1.95 to $2.65          $ 2.50              4.3
                                                           236,958       $3.00 to $4.50          $ 3.77              5.1
                                                           153,648            $4.85              $ 4.85              7.8
                                                            63,030       $9.55 to $10.45         $10.26              9.4
      Granted during year............................      123,500       $6.62 to $8.18         $ 7.60
      Exercised during year..........................      399,941       $2.31 to $4.86         $ 2.91
      Forfeited during year..........................        8,404       $5.34 to $10.94        $ 9.18
                                                         ---------
      Outstanding at end of year.....................      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                           139,930       $7.63 to $10.45         $ 8.81              8.9
                                                         ---------
                                                           594,660                               $ 4.93              6.3
                                                         =========


      Options exercisable at end of year.............      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                            48,038       $8.29 to $10.45         $10.16              8.5
                                                         ---------
                                                           502,768                               $ 4.36              5.8
                                                         =========



                                                    REPUBLIC FIRST BANCORP | 61


December 31, 1998:                                                                                                Weighted
                                                                                                                   Average
                                                                                               Weighted           Remaining
                                                                            Range of            Average           Contractual
                                                           Shares        Exercise Prices    Exercise Price       Life (Years)
                                                         --------------------------------------------------------------------
      Outstanding at beginning of year...............      478,010       $1.95 to $2.65          $ 2.50              5.3
                                                           218,740       $3.00 to $4.50          $ 3.77              6.0
                                                           155,232            $4.85              $ 4.85              8.8
      Granted during year............................       63,030       $9.55 to $10.45         $10.26
      Exercised during year..........................       35,721       $1.95 to $4.85          $ 2.44
      Forfeited during year..........................           --             N/A                  N/A
                                                         ---------
      Outstanding at end of year.....................      425,649       $1.95 to $2.65          $ 2.31              4.3
                                                           236,958       $3.00 to $4.02          $ 3.68              5.1
                                                           153,648            $4.85              $ 4.85              7.8
                                                            63,030       $9.55 to $10.45         $10.26              9.4
                                                         ---------
                                                           879,285                               $ 3.69
                                                         ---------

      Options exercisable at end of year.............      425,649       $1.95 to $2.65          $ 2.31              4.3
                                                           236,958       $3.00 to $4.02          $ 3.68              5.1
                                                           153,648            $4.85              $ 4.85              7.8
                                                         ---------
                                                           816,255                               $ 3.18              5.2
                                                         ---------


                                          Year ended                   Year ended                       Year ended
                                      December 31, 2000            December 31, 1999                December 31, 1998
                                 -------------------------------------------------------------------------------------------
                                 As Reported      Pro Forma      As Reported      Pro Forma      As Reported      Pro Forma
                                 -------------------------------------------------------------------------------------------
      Net income.................   $3,364         $3,068           $4,634         $4,176            $3,798        $3,675

      Basic earnings per share...   $ 0.55         $ 0.50           $ 0.77         $ 0.69            $ 0.63        $ 0.61

      Diluted earnings per share.   $ 0.54         $ 0.49           $ 0.74         $ 0.67            $ 0.59        $ 0.57



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

      The proforma compensation expense is based upon the fair value of the option at grant date. The weighted average fair value of the options granted in 2000, 1999 and 1998 were $1.81, $3.60 and $4.63, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 2000, 1999 and 1998, respectively; dividend yield of 0% for all three periods, expected volatility 35% for all three periods, risk-free interest rate of 6.3%, 6.4% and 5.3%, respectively and an expected life of 6.3 years for all periods.



62 | REPUBLIC FIRST BANCORP

17.  Comprehensive Income

      The tax effects allocated to each component of "Comprehensive Income" are as follows:

         For the year ended December 31, 2000
         (dollars in thousands)
                                                                       Before             Tax             Net of
                                                                     Tax Amount         Benefit         Tax Amount
                                                                     ----------         -------         ----------
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................      $ 6,957          $ (2,365)         $ 4,592
               Less: Reclassification adjustment for gains
                  included in net income.........................           --                --               --
                                                                       -------          --------          -------
                  Other comprehensive income.....................      $ 6,957          $ (2,365)         $ 4,592
                                                                       =======          ========          =======

         For the year ended December 31, 1999
         (dollars in thousands)
                                                                       Before             Tax             Net of
                                                                     Tax Amount         Benefit         Tax Amount
                                                                     ----------         -------         ----------
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................     $(10,046)          $ 3,415         $ (6,631)
               Less: Reclassification adjustment for gains
                  included in net income.........................           --                --               --
                                                                      --------           -------         --------
            Other comprehensive income...........................     $(10,046)          $ 3,415         $ (6,631)
                                                                      ========           =======         ========

         For the year ended December 31, 1998
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

      At December 31, 2000 and 1999, Republic First Bancorp has three reportable segments; First Republic Bank, the Delaware Bank and the Tax Refund Program. The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Jackson Hewitt, a national tax preparation firm.

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


                                                    REPUBLIC FIRST BANCORP | 63

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

      The segment information presented below reflects that the Delaware Bank originated in 1999, and that the Company's investment in their Mortgage Banking Affiliate was reduced to $0 as of December 31, 1998. Accordingly, the Mortgage Banking Affiliate no longer represents a segment in 1999 or 2000.

      Segment information for the years ended December 31, 2000, 1999 and 1998 is as follows:

As of and for the years ended December 31, (dollars in thousands)

                                       2000                               1999                               1998
                     ----------------------------------   -----------------------------------  ----------------------------------
                     First                 Tax              First               Tax              First     Tax   Mortgage
                     Republic  Delaware  Refund           Republic  Delaware  Refund           Republic  Refund    Bank
                     Bank        Bank    Program  Total     Bank      Bank    Program   Total    Bank   Program  Affiliate  Total
                     ----------------------------------   -----------------------------------  ----------------------------------
External customer
 revenues:
  Interest Income   $ 45,392    $ 1,495   $--   $46,887    $39,333   $ 115      $--   $39,448   $34,404     $--     $--   $34,404
  Other Income         1,253        290   181     1,724      1,057      33    2,715     3,805       760   2,490      --     3,250
                      ------      -----   ---    ------     ------     ---    -----    ------    ------   -----  ------    ------
Total external
  customer revenues   46,645      1,785   181    48,611     40,390     148    2,715    43,253    35,164   2,490      --    37,654

Intersegment revenues:
  Interest Income         71         41    --       112          9      56       --        65        --      --      --        --
  Other Income            77         --    --        77         44      --       --        44        --      --      --        --
                      ------      -----   ---    ------     ------     ---    -----    ------    ------   -----  ------    ------
Total intersegment
  revenues               148         41    --       189         53      56       --       109        --      --      --        --
                      ------      -----   ---    ------     ------     ---    -----    ------    ------   -----  ------    ------
Total revenue         46,793      1,826   181    48,800     40,443     204    2,715    43,362    35,164   2,490      --    37,654
                      ======      =====   ===    ======     ======     ===    =====    ======    ======   =====    ====    ======

Depreciation and
  amortization           615         97    --       712        540      44       --       584       432      --      --       432
Other operating
  expenses - external
  (non-interest
  expense)            11,796      1,290    --    13,086     10,359     649      150    11,158     9,623     105      --     9,728
Interest expense      28,997        795    --    29,792     24,410     102       --    24,512    20,845      --      --    20,845
Equity interest in
  mortgage banking
  affiliate               --         --    --        --         --      --       --        --        --      --   1,617     1,617
Interest expense
  intersegment            41         71    --       112         56       9       --        65        --      --      --        --
Other operating
  expenses intersegment   --         77    --        77         --      44       --        44        --      --      --        --
                      ------      -----   ---    ------     ------     ---    -----    ------    ------   -----  ------    ------
Segment expenses      41,449      2,330    --    43,779     35,365     848      150    36,363    30,900     105   1,617    32,622
Segment income
  before taxes and
  extraordinary items  5,344       (504)  181     5,021      5,078    (644)   2,565     6,999     4,264   2,385  (1,617)    5,032
                      ======      =====   ===    ======     ======     ===    =====    ======    ======   =====  ======    ======

Segment assets       627,220     28,417    --   655,637    575,373  10,957       --   586,330   516,361      --      --   516,361

Capital expenditures     716        136    --       852        499   1,108       --     1,607     1,888      --   1,617     3,505


64 | REPUBLIC FIRST BANCORP