Form 10-Q
period 2001-03-31
REPUBLIC FIRST BANCORP INC
filed 2001-05-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2001

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
                          ----------------------------
           (Exact name of business issuer as specified in its charter)

          Pennsylvania                                    23-2486815
          ------------                                    ----------
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

                                       N/A
                                  ------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

              6,358,126 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2001

                                  Page 1 of 32

                        Exhibit index appears on page 31

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I:  Financial Information

Item 1: Financial Statements (unaudited)                                       3

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11


Item 3:  Quantitative and Qualitative Information about Market Risk           17

Part II: Other Information

Item 1: Legal Proceedings                                                     30

Item 2: Changes in Securities and Use of Proceeds                             30

Item 3: Defaults Upon Senior Securities                                       30

Item 4: Submission of Matters to a Vote of Security Holders                   30

Item 5: Other Information                                                     30

Item 6: Exhibits and Reports on Form 8-K                                      30

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:   Financial Statements (unaudited)
          --------------------------------



                                                                     Page Number
                                                                     -----------


(1)   Consolidated Balance Sheets as of March 31, 2001
      and December 31, 2000................................................  4

(2)   Consolidated Statements of Operations for the three months ended
      March 31, 2001 and 2000..............................................  5

(3)   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2001 and 2000..............................................  6

(4)   Notes to Consolidated Financial Statements...........................  7

                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   as of March 31, 2001 and December 31, 2000
                     dollars in thousands, except share data
                                   (unaudited)

ASSETS:                                                         March 31,       December 31,
                                                                  2001             2000
                                                               ---------         ---------
Cash and due from banks                                        $  15,233         $  20,990
Interest  bearing deposits with banks                                461               460
Federal funds sold                                                45,193            29,207
                                                               ---------         ---------
Total cash and cash equivalents                                   60,887            50,657

Other interest-earning restricted cash                             4,105                --

Securities available for sale, at fair value                     139,398           152,134
Securities held to maturity at amortized cost
     (Fair value of $13,725 and $17,750,  respectively)           13,732            17,707

Loans receivable (net of allowance for loan losses of
     $4,195 and $4,072, respectively)                            423,476           418,313

Premises and equipment, net                                        5,112             5,153
Accrued income and other assets                                    9,561            11,673
                                                               ---------         ---------

Total Assets                                                   $ 656,271         $ 655,637
                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                  $  53,593         $  44,281
Demand - interest-bearing                                         30,382            29,784
Money market and savings                                          90,777            76,510
Time under $100,000                                              177,510           175,834
Time over $100,000                                               101,567            99,142
                                                               ---------         ---------
    Total Deposits                                               453,829           425,551

Other borrowed funds                                             147,500           176,442
Accrued expenses and other liabilities                             9,687            10,614
                                                               ---------         ---------

Total Liabilities                                                611,016           612,607
                                                               ---------         ---------

Shareholders' Equity:

Common stock par value $0.01 per share, 20,000,000
    shares authorized; shares issued 6,358,126 as of
    March 31, 2001 and December 31, 2000                              63                63
Additional paid in capital                                        32,117            32,117
Retained earnings                                                 15,207            14,446
Treasury stock at cost (175,172 shares
    at March 31, 2001 and December 31, 2000)                      (1,541)           (1,541)
Accumulated other comprehensive loss                                (591)           (2,055)
                                                               ---------         ---------
Total Shareholders' Equity                                        45,255            43,030
                                                               ---------         ---------
Total Liabilities and Shareholders' Equity                     $ 656,271         $ 655,637
                                                               =========         =========

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                   dollars in thousands, except per share data
                                   (unaudited)



                                               2001           2000
                                             -------        -------
Interest income:
   Interest and fees on loans                $ 9,151        $ 7,501
   Interest on federal funds sold and
   other interest-earning balances               652              8
   Interest on investments                     2,599          3,204
                                             -------        -------
   Total interest income                      12,402         10,714
                                             -------        -------

Interest expense:
   Demand interest-bearing                       150             52
   Money market and savings                      905            528
   Time over $100,000                          1,596            897
   Time under $100,000                         2,836          2,009
   Other borrowed funds                        2,541          3,218
                                             -------        -------
   Total interest expense                      8,028          6,704
                                             -------        -------
Net interest income                            4,374          4,009
                                             -------        -------
Provision for loan losses                        157            200
                                             -------        -------
Net interest income after provision
     for loan losses                           4,217          3,809
                                             -------        -------

Non-interest income:
    Service fees                                 540            313
    Gains on securities sold                      13             --
    Tax Refund Program revenue                   186            181
    Other income                                  19             20
                                             -------        -------
                                                 758            514
Non-interest expenses:
   Salaries and benefits                       2,016          1,543
   Occupancy/equipment                           566            459
   Other expenses                              1,257            823
                                             -------        -------
                                               3,839          2,825
                                             -------        -------

Income before income taxes                     1,136          1,498
Provision for income taxes                       375            494
                                             -------        -------

                                             -------        -------
Net income                                   $   761        $ 1,004
                                             =======        =======

Net income per share:

                                             -------        -------
Basic                                        $  0.12        $  0.16
                                             =======        =======

                                             -------        -------
Diluted                                      $  0.12        $  0.16
                                             =======        =======

                (See notes to consolidated financial statements)

                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                              Dollars in thousands
                                   (unaudited)

                                                                          2001            2000
                                                                       --------         --------
Cash flows from operating activities:
     Net income                                                        $    761         $  1,004
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                           157              200
        Depreciation and amortization                                       314              116
        Decrease in loans held for sale                                      --            4,857
        Increase  in accrued income
           and other assets                                               1,351               79
        Decrease in accrued expenses and other liabilities                 (927)            (625)
          Net increase (decrease) in deferred fees                          (47)              26
                                                                       --------         --------
     Net cash provided by operating activities                            1,609            5,657
                                                                       --------         --------
Cash flows from investing activities:
     Purchase of securities:
           Held to Maturity                                              (2,420)              --
     Proceeds from principal receipts, sales, and
          maturities of securities                                       21,259            5,088
     Net increase in loans                                               (5,273)         (11,298)
     Increase in other interest-earning restricted cash                  (4,105)              --
     Premises and equipment expenditures                                   (177)            (133)
                                                                       --------         --------
     Net cash provided by (used in) investing activities                  9,284           (6,343)
                                                                       --------         --------

Cash flows from financing activities:
     Net increase in demand, money
          market and savings deposits                                    24,177           15,233
     Net decrease in borrowed funds less than 90 days                   (16,442)         (13,035)
     Repayment of borrowed funds greater than 90 days                   (12,500)         (25,000)
     Net increase in time deposits                                        4,102           22,528
                                                                       --------         --------
     Net cash used in financing activities                                 (663)            (274)
                                                                       --------         --------
Increase (decrease) in cash and cash equivalents                         10,230             (960)
Cash and cash equivalents, beginning of period                           50,657           21,110
                                                                       --------         --------
Cash and cash equivalents, end of period                               $ 60,887         $ 20,150
                                                                       ========         ========
Supplemental disclosure:
     Interest paid                                                     $  8,258         $  7,349
                                                                       ========         ========
     Taxes paid                                                        $  1,350               $-
                                                                       ========         ========

Non-cash transactions:
       Change in unrealized gain/(loss) on securities available
        for sale, net of tax                                           $  1,464         $   (372)
       Change in deferred taxes due to change in unrealized
        Loss (Gain) on securities available for sale                       (761)             193
                                                                       ========         ========

                (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Organization

        Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank (the "Bank"), and First Bank of Delaware (formerly Republic First Bank of Delaware) (the "Delaware Bank"), (together the "Banks") offer a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware.


        These interim financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission.

Note 2:   Summary of Significant Accounting Policies:

     Principles of Consolidation:

        The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and First Bank of Delaware, (the "Banks"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Risks and Uncertainties and Certain Significant Estimates:

        The earnings of the Company depend primarily on the earnings of the Banks. The Banks are heavily dependent upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

        The preparation of financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Significant estimates are made by management in determining the allowance for loan losses, carrying values of real estate owned (of which the Bank had none for any of the periods presented herein) and deferred tax assets. Consideration is given to a variety of factors in establishing the allowance for loan losses, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned is dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.



     Other interest-earning restricted cash:

        Other interest-earning restricted cash represents cash to fund our offsite ATM network. The dispensed cash is returned to the Company through the Mac network on the next business day.


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

        Republic First Bancorp has three reportable segments; two community banking segments and the Tax Refund Program. The community banking segments are primarily comprised of the results of operations and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and First Bank of Delaware. The Tax Refund Program enabled the Bank to provide accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Liberty Tax Services, a national tax preparation firm. In 1999, a similar arrangement with Jackson Hewitt, a national tax participation firm was terminated. However, recoveries of previously delinquent loans were recorded in the first quarter of 2000.

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

        The Tax Refund Program was developed as a business segment to further expand the Company's products and services offered to consumers and businesses.

                                              As of and for the three months ended March 31,
                                                          (dollars in thousands)

                                                          2001                                              2000
                                                          ----                                              ----
                                       First                     Tax                      First                   Tax
                                     Republic     Delaware      Refund                   Republic    Delaware    Refund
                                       Bank         Bank       Program       Total         Bank        Bank      Program      Total
                                      -------     --------     --------     --------     --------    --------    --------   --------
External customer revenues:
   Interest Income                    $11,803         $599           --      $12,402      $10,483        $231    $     --    $10,714
   Other Income                           429          143          186          758          315          18         181        514
                                      -------     --------     --------     --------     --------    --------    --------   --------
Total external customer revenues       12,232          742           --       13,160       10,798         249         181     11,228
                                      -------     --------     --------     --------     --------    --------    --------   --------

Intersegment revenues:
   Interest Income                         --           --           --           --           69          --          --         69
   Other Income                            19           --           --           19           18          --          --         18
                                      -------     --------     --------     --------     --------    --------    --------   --------

Total intersegement revenues               19           --           --           19           87          --          --         87
                                      -------     --------     --------     --------     --------    --------    --------   --------

Total Revenue                          12,251          742          186       13,179       10,885         249         181     11,315
                                      -------     --------     --------     --------     --------    --------    --------   --------

Depreciation and amortization
                                          187           30           --          217          112          23          --        135

Other operating expenses -
external                               11,044          763           --       11,807        9,309         286          --      9,595

Intersegment Expense:

Other operating expense                    --           19           --           19           --          18          --         18
Interest Expense                           --           --           --           --           --          69          --         69
                                      -------     --------     --------     --------     --------    --------    --------   --------

Segment expenses                       11,231          812           --       12,043        9,421         396          --      9,817
                                      -------     --------     --------     --------     --------    --------    --------   --------

Segment income before taxes and
extraordinary items                    $1,020         ($70)         186       $1,136       $1,464       ($147)        181     $1,498
                                     ========     ========     ========     ========     ========    ========    ========   ========

Segment assets                       $624,769      $31,502           --     $656,271      574,367     $12,138          --   $586,505
                                     --------     --------     --------     --------     --------    --------    --------   --------

Capital expenditures                     $140          $37           --         $177         $109         $24          --       $133
                                     --------     --------     --------     --------     --------    --------    --------   --------

Note 5:   Earnings Per Share:

        Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan or otherwise. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are anti-dilutive are not included for purposes of this calculation. At March 31, 2001 and 2000, there were 101,940 and 179,930 CSEs that were antidilutive, respectively. These options may be dilutive in the future.



        The following table is a comparison of EPS for the three months ended March 31, 2001 and 2000.



                                                     1st Quarter
                                           2001                      2000

Net Income                               $761,000                 $1,004,000


                                        Shares       Per Share       Share       Per Share
                                        ------       ---------       -----       ---------
Weighted average shares
   For period                           6,182,954                  6,168,729
Basic EPS                                                $0.12                     $0.16
Add common stock equivalents
  Representing dilutive stock options     154,475                    136,190
                                        ---------                  ---------
Effect on basic EPS of dilutive CSE                          -                     -
Equals total weighted average
  Shares and CSE (diluted)              6,337,429                  6,304,919
                                        =========                  =========
Diluted EPS                                              $0.12                     $0.16
                                                         =====                     =====


Note 6:   Comprehensive Income

        The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to SFAS Statement No. 115 available for sale securities.


(dollar amounts in thousands)                               Three months ended
                                                                  March 31,
                                                          -----------------------
                                                            2001            2000
                                                          -------         -------
Net income                                                   $761          $1,004

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
      Unrealized holding  gains/(losses)  during
      the period                                            1,473            (372)
      Less:  Reclassification adjustment for gains
             Included in net income
                                                               (9)             --
                                                          -------         -------
Comprehensive income                                       $2,225            $632
                                                          =======         =======

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

        Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q, filed by the Company in 2000, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2001 Compared to December  31, 2000

        Total assets remained constant at $656.3 million at March 31, 2001 versus $655.6 million at December 31, 2000. Cash from net maturities and sales of securities and increased deposit generation were used to fund loan growth and to pay down other borrowed funds.

Loans:

The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Net loans increased $5.2 million, or 1.2%, to $423.5 million at March 31, 2001 from $418.3 million at December 31, 2000. The loan portfolio consists of commercial and industrial ("C&I") loans, commercial and residential construction loans, commercial real estate loans, residential mortgages, home equity loans, lines of credit and others. During 2000, the Company introduced two new products: commercial construction loans and residential construction loans. Commercial construction loans are loans to builders for commercial properties or residential construction. These loans generally have a loan to value no greater than 80% and are generally secured by the property and in some cases the guarantee of the owner. Residential construction loans are loans to individuals, generally to build their primary residence. Upon the completion of construction, residential construction loans are repaid by the borrower generally when they obtain a first mortgage from another institution. Consistent with the company's long-term strategy of increasing the ratio of variable rate loans, most of the new loan originations in first quarter 2001 were tied to prime. New loans generally range from $250,000 to $1.0 million but may be as high as the Banks combined legal lending limit of $6.9 million.

Securities:

Securities available-for-sale may be sold in response to changing market and interest rate conditions or for other business purposes. Available-for-sale securities decreased $12.7 million, or 8.4%, to $139.4 million at March 31, 2001 from $152.1 million at December 31, 2000. This decrease reflected both the sale of an $8.0 million security for which a gain of $13,000 was recognized and principal repayments which were partially offset by a $2.2 million increase in market value on securities classified as Available-for-Sale. Securities held-to-maturity are investments for which there is positive intent and ability to hold to maturity. These investments are carried at amortized cost. Held-to maturity securities decreased $4.0 million, or 22.3% to $13.7 million at March 31, 2001 from $17.7 million at December 31, 2000. The decline is primarily due to the redemption of Federal Home Loan Bank stock.

Cash and due from banks:

Cash and due from banks, interest-bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $10.2 million to $60.9 million at March 31, 2001 from $50.7 million at December 31, 2000 due to an increase in federal funds sold resulting primarily from the short-term reinvestment of proceeds from the sale of the available-for-sale security.

Other interest earning restricted cash:

Other interest-earning restricted cash represent funds provided to the MBM/ATM Group for usage in ATM machines, for which the Company is compensated.

Deposits:

Deposits, which include non-interest-bearing demand deposits, interest-bearing time and savings deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through a variety of products to attract and retain customers, with the primary focus on building and expanding multi-product relationships.

Deposits, increased $28.3 million, or 6.7% to $453.8 million at March 31, 2001 from $425.6 million at December 31, 2000. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $24.2 million, or 16.1%, to $174.8 million at March 31, 2001 from $150.6 million at December 31, 2000. Certificates of deposit increased by $4.1 million, or 1.5%, to $279.1 million at March 31, 2001 from $275.0 million at December 31, 2000. The increase in all deposit products resulted from the Company's deposit generation strategies instituted in 2000. The Company formed deposit generating teams and aggressively targeted customers in selected business categories. This is expected to be an ongoing part of the Company's long-term strategy in order to reduce reliance on borrowed funds.

Other Borrowed Funds:

Other borrowed funds are comprised of overnight federal funds purchased and term FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. Other borrowed funds were $147.5 million at March 31, 2001, a decrease of $28.9 million, or 16.4% when compared to the December 31, 2000 total of $176.4 million. The decrease in borrowed funds was funded with increases in deposit balances, consistent with the Banks' strategy to increase lower cost deposits through focused marketing efforts, and decrease higher cost borrowings.

        The Company's shareholders' equity as of March 31, 2001 and December 31, 2000 was $45.3 million and $43.0 million, respectively. Book value per share of the Company's common stock increased from $6.96 as of December 31, 2000 to $7.32 as of March 31, 2001. This increase was mainly attributable to retained earnings and the increase in market value of the available-for-sale securities portfolio.

Three Months Ended March 31, 2001 Compared to March 31, 2000
------------------------------------------------------------

Results of Operations:

Overview

        The Company's net income decreased $243,000 to $761,000 for the three months ended March 31, 2001, from $1.0 million for the three months ended March 31, 2000. The decrease reflected margin contractions resulting from the impact of a rapid 150 basis point drop in the prime rate, as a result of Federal Reserve Bank rate reductions. While the impact on variable rate loans tied to prime was immediate, management estimates that, all else constant, two quarters are required for offsetting amounts of deposits, primarily maturing certificates of deposit, to reprice. Accordingly, the net interest margin decreased to 2.74% from 2.89%. Non-interest expense also increased, partially offset by increases in non-interest income. Diluted earnings per share for the three months ended March 31, 2001 was $0.12 compared to $0.16, for the three months ended March 31, 2000, due to the decrease in net income. That decrease resulted in a return on average assets and average equity of 0.47% and 6.86% respectively, compared to 0.70% and 9.58% respectively for the same period in 2000.

Analysis of Net Interest Income

        Historically, the Company's earnings have depended significantly upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

        Net interest margin (net interest income as a percentage of average interest-earning assets) was 2.74% for the three months ended March 31, 2001 versus 2.89% for the three months ended March 31, 2000. As previously noted, the decrease reflected margin contractions resulting from the impact of a rapid 150 basis point drop in the prime rate, as a result of Federal Reserve Bank rate reductions. While the impact on variable rate loans tied to prime was immediate, management estimates that, all else constant, two quarters are required for offsetting amounts of deposits, primarily maturing certificates of deposit, to reprice.

        Accordingly, the Company's net interest income increased only $365,000, or 9.1%, to $4.4 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. As shown in the following Rate Volume table, the resulting lesser increase in net interest income was due to the positive effect of volume changes totaling $1.0 million significantly offset by rate changes (primarily higher interest rates) of $643,000. The positive impact from volume changes was attributable to a significant increase in average interest-earning assets, which increased $85.6 million on average to $639.6 million during the quarter ended March 31, 2001, from $554.0 million for the quarter ended March 31, 2000.

        The Company's total interest income increased $1.7 million, or 15.8%, to $12.4 million for the three months ended March 31, 2001 from $10.7 million for the three months ended March 31, 2000. Approximately $1.7 million of the increase was related to a $85.6 million increase in average interest-earning assets while the remaining $15,000 was the result of an increase in the yield earned on interest-earning assets.

        Interest and fees on loans increased $1.6 million, or 22%, to $9.1 million for the three months ended March 31, 2001 from $7.5 million for the three months ended March 31, 2000. Approximately $1.5 million of the increase was due to a $71.7 million, or 20%, increase in average loans outstanding while the remaining $107,000 of the increase was due to an increase in the average rate earned on these loans. Interest and dividend income on securities decreased $605,000, or 18.9%, to $2.6 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000. This decrease in investment income was the result of a decrease in the gross average balance of securities owned of $31.9 million, or 16.4%, to $163.1 million for the three months ended March 31, 2001 from $195.1 million for the three months ended March 31, 2000. The decline in securities reflects the Company's continuing strategy to reduce securities and redeploy the proceeds into higher yielding assets. In addition to the declining average oustandings, the yield earned on these securities declined 20 basis points to 6.37% due to the amortization, maturity and sale of higher yielding securities. Federal funds sold and other interest earning balances income increased by $644,000 to $652,000 as cash from deposit generation and securities reductions that was not used to fund loan growth or pay down other borrowed funds, was sold as federal funds.

        Interest expense increased $1.3 million, or 19.8%, to $8.0 million for the three months ended March 31, 2001 from $6.7 million for the three months ended March 31, 2000. Interest-bearing liabilities averaged $561.6 million, an increase of $63.0 million, or 12.6%, from $498.6 million for the three months ended March 31, 2000. The net growth in interest-bearing liabilities contributed $667,000 to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $658,000 to the increase. The growth in interest-bearing liabilities reflected deposit growth which was used to fund the growth in interest-earning assets and to repay certain other borrowed funds. The average rate paid on interest-bearing liabilities increased to 5.80% for the three months ended March 31, 2001 from 5.39% for the three months ended March 31, 2000 reflecting the increase in average rates paid on certificate deposit accounts due to a higher rate environment when the certificates were issued. Certificates of deposit (time deposit) interest expense increased $1.5 million or 52.5%. This increase was primarily due to an increase in the average volume of certificates of deposit of $75.8 million, or 37.9%, to $275.8 million for the three months ended March 31, 2001 from $200.1 million for the three months ended March 31, 2000. This contributed $1.2 million of the increase. The average rate of interest paid on time deposits contributed the remaining $364,000 to the increase in interest expense.

        Interest expense on FHLB advances and overnight federal funds purchased was $2.5 million for the three months ended March 31, 2001 compared to $3.2 million for the three months ended March 31, 2000, a decline of $677,000, or 21.0%. This decrease was due to a decrease in the average volume of other borrowed funds of $57.8 million to $169.1 million for the three months ended March 31, 2001 from $226.9 million for the three months ended March 31, 2000 as borrowings were replaced with deposits. The decline in volume more than offset the increase in rate as the average rate paid for borrowed funds increased 40 basis points from 5.69% at March 31, 2000 to 6.09% at March 31, 2001. The maturity of lower cost long term borrowings contributed to the increase in the average rate paid on borrowed funds.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                         Three months ended March 31,
                                                              2001 versus 2000
                                                          (dollars in thousands)
                                                             Due to change in:
                                                   Volume            Rate          Total
                                                   ------            ----          -----
Interest earned on:
          Federal funds sold                        $642              $2            $644
          Securities                                (511)            (94)           (605)
          Loans                                    1,544             107           1,651
-----------------------------------------------------------------------------------------
     Total interest-earning assets                 1,675              15           1,690

Interest Expense of
      Deposits
         Interest-bearing demand deposits            (48)            (51)            (99)
         Money market and savings                   (340)            (36)           (376)
         Time deposits                            (1,163)           (364)         (1,527)
-----------------------------------------------------------------------------------------
     Total deposit interest expense               (1,551)           (451)         (2,002)
         Other borrowed funds                        884            (207)            677
-----------------------------------------------------------------------------------------
              Total interest expense                (667)           (658)         (1,325)
-----------------------------------------------------------------------------------------
Net interest income                               $1,008           $(643)           $365
-----------------------------------------------------------------------------------------

Provision for Loan Losses

        The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $157,000 and $200,000 for the three months ended March 31, 2001 and 2000, respectively. The amounts recorded in the first quarters of 2001 and 2000 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and inherent losses in the portfolio. As of March 31, 2001 and 2000, the allowance for loan losses to total loans, net of deferred loan fees was 0.98% and 0.92%, respectively.

Non-Interest Income

        Total non-interest income increased $244,000 to $758,000 for the three months ended March 31, 2001 from $514,000 for the three months ended March 31, 2000. This increase is due to increased loan advisory fees and income related to short term loan programs.

Non-Interest Expenses

        Total non-interest expenses increased $1.0 million or 35.9%, to $3.8 million for the three months ended March 31, 2001. Salaries and benefits increased $473,000 or 30.6%, to $2.0 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. The increase was due primarily to an increase in staff of both Banks as the Company expanded its commercial loan department by adding commercial and residential construction loan staff. In addition to continued loan production, the commercial construction loan department generates non-interest income by generating related fees. Also, higher health insurance costs and normal merit increases contributed to the increase.

        Occupancy and equipment expenses increased $107,000, or 23.4%, to $566,000 for the three months ended March 31, 2001 from $459,000 for the three months ended March 31, 2000. The increase resulted from increased depreciation expense due to costs associated with the Company's implementation of an internal e-mail system, the launching of the Company's website, www.frbkonline.com and other technology projects.

        Other non-interest expense increased $434,000, or 52.7%, to $1.3 million for the three months ended March 31, 2001 from $823,000 for the same period in 2000. This increase was primarily due to expenses incurred in the development of various business initiatives undertaken to diversify the earnings of the Company, including short term loan programs. In addition, advertising expense increased due to a continuation of the Company's branding campaign which began in the fall of 2000.

Provision for Income Taxes

        The provision for income taxes decreased $119,000, or 24.1%, to $375,000 for the three months ended March 31, 2001 from $494,000 for the three months ended March 31, 2000. This decrease is mainly the result of the decrease in pre-tax income from first quarter 2000 to first quarter 2001. The effective tax rate for both periods was approximately 33.0%.

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

        Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow which also considers prepayments based on historical data and current market trends. Savings accounts, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the GAP analysis, these deposits are not considered to reprice simultaneously. Accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionately to change in market interest rates, for competitive or other reasons.

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

        The Company attempts to manage its assets and liabilities in a manner that optimizes net interest income. Management uses GAP analysis and simulation models to attempt to monitor effects of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide optimal growth in net interest income.

        The following tables present a summary of the Company's interest rate sensitivity GAP at March 31, 2001. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.


                                                                        Republic First Bancorp
                                                                        Interest Sensitive Gap
(dollars in thousands)                                                   As of March 31, 2001
                             -------------------------------------------------------------------------------------------------------
                                                                                                           More   Financial
                              0 - 90    91 - 180  181 - 365    1 - 2      2 - 3      3 - 4      4 - 5     than 5  Statement  Fair
                               Days       Days       Days      Years      Years      Years      Years     Years     Total    Value
                             ------------------------------------------------------------------------------------ --------  --------
Interest Sensitive Assets:

Securities and interest
    Bearing balances due
    from banks                $ 66,831  $  9,539    $11,890   $ 22,562   $ 21,045   $ 15,905   $12,205  $ 42,912  $202,889  $202,882
       Average interest rate     5.48%     5.76%      6.39%      6.42%      6.41%      6.42%     6.42%     6.43%
Loans receivable               160,011    18,631     32,754     49,713     41,615     50,949    22,981    46,823   423,476   435,137
       Average interest rate     8.59%     8.26%      8.42%      8.29%      8.17%      8.22%     8.37%     7.24%

Total                          226,842    28,170     44,644     72,275     62,660     66,854    35,186    89,735   626,365   638,019
                             ------------------------------------------------------------------------------------ --------  --------
Cumulative Totals             $226,842  $255,012   $299,655   $371,930   $434,590   $501,444  $536,630  $626,365
                             ===================================================================================

Interest Sensitive
  Liabilities:

Demand Interest Bearing       $ 16,825     $ 250     $  957    $ 1,001   $  1,001   $  1,001   $ 9,349       $ -   $30,382   $30,382
       Average interest rate     1.86%     0.76%      0.76%      0.76%      0.76%      0.76%     0.76%     0.00%
Savings Accounts                 5,535        82        314        329        329        329     3,075       $ -     9,994     9,994
       Average interest rate     1.68%     1.68%      1.68%      1.68%      1.68%      1.68%     1.68%     0.00%
Money Market Accounts           44,745       665      2,541      2,660      2,660      2,660    24,852       $ -    80,783    80,783
       Average interest rate     4.63%     1.75%      1.75%      1.75%      1.75%      1.75%     1.75%        -%

Time Deposits                   64,864    60,467    101,465     36,532      5,811      4,851     5,056        32   279,077   282,281
       Average interest rate     5.87%     6.22%      6.44%      6.49%      6.31%      6.83%     6.71%     4.63%

FHLB Borrowings                  5,000         -     12,500      5,000          -    125,000         -         -   147,500   152,823
       Average interest rate     5.86%        -%      5.39%      6.05%      0.00%      6.19%     0.00%     0.00%

Total                          136,969    61,464    117,776     45,522      9,801    133,841    42,332        32   547,736   556,263
                             ------------------------------------------------------------------------------------ --------  --------
Cumulative Totals             $136,969  $198,433   $316,209   $361,731   $371,532   $505,373  $547,705  $547,736
                             ===================================================================================

Interest Rate
    Sensitivity GAP           $ 89,873  $(33,294) $(73,132)    $26,753    $52,589   $(66,987) $ (7,146)  $89,704

Cumulative GAP                $ 89,873   $56,578  $(16,554)    $10,200    $63,059    $(3,928) $(11,074)  $78,629

Interest Sensitive
  Assets/ Interest
  Sensitive Liabilities           166%      129%        95%       103%       117%        99%       98%      114%

Cumulative GAP/
  Total Earning Assets             14%        9%        -3%         2%        10%        -1%       -2%       13%


Total Earning Assets          $626,365
                             =========

Off balance sheet items
   Notional value:
Commitments to
   extend credit              $  3,290   $52,509
                             ---------   -------
Average interest rate            8.00%     8.00%

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

        Through the use of income simulation modeling, the Company has calculated an estimate of net interest income for the year ending March 31, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at March 31, 2001. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending March 31, 2002 and December 31, 2001. Quarterly changes could be significantly more or less than annual estimates. In fact, certain quarters within a year period could show an increase while other quarters might reflect a decrease.

                                                  Percentage Change
                                                  -----------------
      Rate shocks to interest rates         3/31/02              12/31/01
      -----------------------------         -------              --------
                   +2%                        3.2%                (0.3%)
                   +1%                        1.9                  0.4
                   -1%                       (4.0)                (2.9)
                   -2%                      (10.3)                (9.8)

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

        Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At March 31, 2001 and December 31, 2000, First Republic Bank, First Bank of Delaware and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

        The following table presents the Company's capital regulatory ratios at March 31, 2001 and December 31, 2000:

                                                                                                        To be well
                                                    Actual                    For Capital           capitalized under FRB
                                                                           Adequacy purposes         capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                          --------         -------       --------      -------      --------     -------
Dollars in thousands
At March 31, 2001
     Total risk based capital
         First Republic Bank                43,209          12.28%         28,144        8.00%       35,180       10.00%
         First Bank of DE                    3,706          19.21%          1,543        8.00%        1,929       10.00%
         Republic First Bancorp, Inc.       49,793          13.40%         29,735        8.00%       37,169       10.00%
     Tier one risk based capital
         First Republic Bank                39,281          11.17%         14,072        4.00%       21,108        6.00%
         First Bank of DE                    3,465          17.96%            772        4.00%        1,157        6.00%
         Republic First Bancorp, Inc.       45,597          12.27%         14,867        4.00%       22,301        6.00%
     Tier one leveraged capital
         First Republic Bank                39,281           6.23%         31,535        5.00%       31,535        5.00%
         First Bank of DE                    3,465          11.05%          1,568        5.00%        1,568        5.00%
         Republic First Bancorp, Inc.       45,597           6.89%         33,090        5.00%       33,090        5.00%


                                                                                                        To be well
                                                    Actual                    For Capital           capitalized under FRB
                                                                           Adequacy purposes         capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                          --------         -------       --------      -------      --------     -------
At December 31, 2000
    Total risk based capital

       First Republic Bank                 42,281       11.92%        28,639         8.00%       35,461        10.00%

       First Bank of DE                     3,648       19.34%         1,509         8.00%        1,886        10.00%

       Republic First Bancorp, Inc.        48,907       13.08%        29,917         8.00%       37,396        10.00%
    Tier one risk based capital

       First Republic Bank                 38,471       10.85%        14,184         4.00%       21,277         6.00%

       First Bank of DE                     3,387       17.96%           754         4.00%        1,132         6.00%

       Republic First Bancorp, Inc.        44,835       11.99%        14,958         4.00%       22,438         6.00%
    Tier one leveraged capital

       First Republic Bank                 38,471        6.19%        31,060         5.00%       31,060         5.00%

       First Bank of DE                     3,387       12.15%         1,394         5.00%        1,394         5.00%

       Republic First Bancorp, Inc.        44,835        6.91%        32,446         5.00%       32,446         5.00%


 Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company does not plan to pay cash dividends to shareholders in the next year and intends to retain all earnings to fund the growth of the Company and the Banks.



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

        The Company's liquid assets totaled $65.0 million at March 31, 2001 compared to $50.7 million at December 31, 2000 as the Company sold securities and had redemptions of certain securities during the first quarter. At March 31, 2001, the Company estimated that an additional $211.4 million of loans will mature or repay in the next one year period ending March 31, 2002.

        Liquidity needs can be met by attracting deposits with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. At March 31, 2001, the Bank had $178.5 million in unused lines of credit available to it under informal arrangements with correspondent banks compared to $149.6 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

        At March 31, 2001, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $55.8 million. Certificates of deposit which are scheduled to mature within one year totaled $226.8 million at March 31, 2001, and other borrowed funds that are scheduled to mature within the same period amounted to $17.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

        The Banks' target and actual liquidity levels are determined and managed based on Management's comparison of the maturities and marketability of the Banks' interest-earning assets with its projected future maturities of deposits and other liabilities. Management currently believes that floating rate commercial loans, short-term securities, adjustable rate mortgage-backed securities issued by government agencies, and federal funds are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established lines of credit from correspondents, in the amount of $10.0 million, as contingent sources of liquidity. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $316.0 million. As of March 31, 2001 and December 31, 2000, the Company had borrowed $147.5 million and $176.4 million, respectively, under its lines of credit.



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



        Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of GAP analysis and simulation models. Interest rate sensitivity management seeks to optimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates.

Securities Portfolio

        At March 31, 2001, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $140.3 million and $139.4 million as of March 31, 2001, respectively. The net unrealized loss on securities available-for-sale, as of this date, was $889,000.

        The following table represents the carrying and estimated fair values of Investment Securities at March 31, 2001.

                                                            Gross                 Gross
(Dollars in thousands)                Amortized             Unrealized            Unrealized
Available-for-Sale                    Cost                  Gain                  Loss                   Fair Value
                                      ------------------------------------------------------------------------------

Mortgage-backed                        $ 139,130            $ 104                 $ (1,006)              $ 138,228
U.S. Government Agencies                   1,157               13                        -                   1,170
                                      -----------------------------------------------------------------------------
Total Available-for-Sale               $ 140,287            $ 117                 $ (1,006)              $ 139,398
                                      -----------------------------------------------------------------------------

                                                            Gross                 Gross
                                        Amortized           Unrealized            Unrealized
Held-to-Maturity                        Cost                Gain                  Loss                   Fair Value
                                       -----------------------------------------------------------------------------

Mortgage-backed                          $ 1,663              $ -                    $ (13)                $ 1,650
US Government Agencies                     3,359                4                       (4)                  3,359
Other                                      8,710                6                        -                   8,716
                                      -----------------------------------------------------------------------------
Total Held-to-Maturity                  $ 13,732             $ 10                    $ (17)               $ 13,725
                                      -----------------------------------------------------------------------------


Loan Portfolio

        The Company's loan portfolio consists of commercial loans, commercial real estate loans, commercial loans secured by one-to-four family residential property, commercial construction loans, residential construction loans as well as residential, home equity loans, consumer loans, and others. Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital and other purposes. The majority of these commercial loans are collateralized by real estate and may be secured by other collateral and personal guarantees. The Company's commercial loans generally range from $250,000 to $1,000,000 in amount up to the Banks' combined legal lending limit of $6.9 million at March 31, 2001.

        The Company's loans increased $5.2 million, or 1.2%, to $423.5 million at March 31, 2001 from $418.3 million at December 31, 2000.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                     As of March 31, 2001                  As of December 31, 2000
                                           -----------------------------------------------------------------------
                                           Balance             % of Total        Balance               % of Total
                                           -----------------------------------------------------------------------
Commercial:
   Real estate secured                     $ 175,009              40.9           $ 181,607               43.0
   Non real estate secured                    40,816               9.6              39,016                9.2
   Unsecured                                   8,154               1.9              10,543                2.5
                                           -------------------------------------------------------------------
                                             223,979              52.4             231,166               54.7

Residential Real Estate                      200,697              46.9             188,432               44.6
Consumer & Other                               2,995               0.7               2,787                0.7
                                           -------------------------------------------------------------------
Total Loans                                  427,671            100.0%             422,385             100.0%

Less allowance for loan losses                (4,195)                               (4,072)
                                           ----------                           ----------

Net loans                                  $ 423,476                             $ 418,313
                                           ==========                           ==========


Credit Quality

        The Company's written lending policies require underwriting, loan documentation, and credit analysis standards to be met prior to funding. The Board of Directors reviews selected loans monthly to monitor that proper standards are maintained.

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                         March 31,       December 31,
                                                           2001              2000
                                                     ------------------------------
     (dollars in thousands)
     Loans accruing, but past due 90 days or more          $2,131              $91
     Non-accrual loans                                      1,349            1,350
     Restructured loans                                        --            1,982
                                                     ------------------------------
     Total non-performing loans (1)                         3,480            3,423
     Foreclosed real estate                                    --               --
                                                     ------------------------------

     Total non-performing assets (2)                       $3,480           $3,423
                                                     ==============================


     Non-performing loans as a percentage of total
        loans net of unearned
        Income                                              0.81%            0.81%
     Non-performing assets as a percentage of total
        assets                                              0.53%            0.52%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

        Total non-performing loans remained relatively flat at March 31, 2001 when compared to December 31, 2000, while the mix has changed. The restructured loan of $2.0 million at December 31, 2000 has been repaid. The large increase in over 90 day past due loans resulted from several loans, which management believes are well collateralized and at March 31, 2001, believed to be in the process of collection. Management believes that collateral pledged against the non-accrual and over 90 day loans is adequate to protect the Bank from potential losses associated with these credits.

        The Company had delinquent loans as of March 31, 2001 and December 31, 2000 as follows; (i) 30 to 59 days past due, consisted of commercial, and consumer and home equity loans in the aggregate principal amount of $5.1 million and $1.5 million respectively; and (ii) 60 to 89 days past due, consisted of commercial and consumer loan in the aggregate principal amount of $1.0 million and $435,000 respectively. These loans are believed to be well collateralized and in the process of collection. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At March 31, 2001 and December 31, 2000, substandard loans totaled approximately $4.9 million and $4.0 million respectively; and doubtful loans totaled $113,000 at the end of both periods. This increase in substandard loans was primarily the result of the increase in delinquent loans.

        The recorded investment in loans for which impairment has been recognized totaled $1.3 million and $3.3 million at March 31, 2001 and December 31, 2000 respectively, of which $1.1 million and $3.1 million respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at March 31, 2001, and December 31, 2000 were $175,000 for both periods. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

        At March 31, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $72.7 million, which represented 17.2% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

        Real estate owned is initially recorded at the lower or cost or fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. The Company had no real estate owned for any periods presented herein.

        Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2001, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $2.3 million as of March 31, 2001.

        The Company had no credit exposure to "highly leveraged transactions" at March 31, 2001, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the three months ended March 31, 2001, and 2000, and the twelve months ended December 31, 2000 is as follows:



                                                For the three     For the twelve months  For the three months
                                                months ended              ended                 ended
(dollars in thousands)                         March 31, 2001       December 31, 2000      March 31, 2000
                                               --------------       -----------------      --------------
Balance at beginning of period ..............         $4,072              $3,208               $3,208
Charge-offs:
   Commercial ...............................             --                  66                   34
   Real estate ..............................             --                  --                   --
   Consumer .................................             47                  90                   --
                                                   ---------           ---------            ---------

      Total charge-offs .....................             47                 156                   34
                                                   ---------           ---------            ---------
Recoveries:
   Commercial ...............................              3                 340                   23
   Real estate ..............................             --                  --                   --
   Consumer .................................             10                  14                   --
                                                   ---------           ---------            ---------

      Total recoveries ......................             13                 354                   23
                                                   ---------           ---------            ---------
Net charge-offs/(recoveries) ................             34                (198)                  11
                                                   ---------           ---------            ---------
Provision for loan losses ...................            157                 666                  200
                                                   ---------           ---------            ---------

   Balance at end of period .................         $4,195              $4,072               $3,397
                                                   =========           =========            =========

   Average loans outstanding (1) ............       $429,967            $389,156              359,015
                                                   =========           =========            =========


As a percent of average loans (1):
   Net charge-offs/Recoveries ...............             -%               (0.05)%                 -%

   Provision for loan losses ................           0.04%               0.17%                0.06%

   Allowance for loan losses ................           0.98%               1.05%                0.95%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ............................           0.98%               0.96%                0.92%

   Total non-performing loans at period
      end ...................................         120.54%             118.96%               92.63%

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

                                                     At March 31, 2001                 At December 31, 2000
                                                     -----------------                 --------------------

                                                              Percent of Loans                   Percent of Loans
                                                Amount        In Each Category     Amount        In Each Category
                                              (in 000's)          To Loans       (in 000's)          to Loans
                                              ----------          --------       ----------          --------
Allocation of allowance for loan losses:
   Commercial                                    $3,134               52.4%         $3,055             54.7%
   Residential real estate                          223               46.9%            224             44.6%
   Consumer and other...                            220                0.7%            246              0.7%
   Unallocated                                      618                  -%            547                -%
                                             ----------------------------------------------------------------
      Total                                      $4,195             100.00%         $4,072           100.00%
                                             ===========                        ===========

        The unallocated allowance increased $71,000 to $618,000 at March 31, 2001 from $547,000 at December 31, 2000. The Company's reserve methodology requires all credits to have a specific reserve, and all classified credits to have higher specific reserves, even though management believes the loan to be adequately collateralized.

Commitments

        In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirement. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on Management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At March 31, 2001 and December 31, 2000, firm loan commitments approximated $52.5 million and $60.3 million respectively, and commitments of standby letters of credit approximated $3.3 million and $3.8 million, respectively.


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


Item 2:   Changes in Securities and use of proceeds
          -----------------------------------------
          None

Item 3:   Defaults upon Senior Securities
          -------------------------------
          None

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the re-election of certain directors of the Company was held on the 24thday of April, 2001 at 4:00 p.m., at the Pyramid Club, 1735 Market Street 52nd Floor, Philadelphia, PA., after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 32 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 6,358,126 shares of common stock, of which 6,358,126 shares were entitled to vote. A total of 5,524,893 shares were voted. No nominee received less than 92.7% of the voted shares. Therefore, pursuant to such approval, the following directors were re-elected to the Company.

          Harry D. Madonna
          Neal I. Rodin
          Steven J. Shotz
          Michael J. Bradley

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

        **Incorporated by reference in the Company's Form 10-K, filed March 23, 2001.

Reports on Form 8-K

None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Republic First Bancorp, Inc.



                                         /s/ Jere A. Young
                                         ---------------------------------------
                                         Jere A. Young
                                         President and Chief Executive Officer



                                         /s/ Paul Frenkiel
                                         ---------------------------------------
                                         Paul Frenkiel
                                         Executive Vice President and
                                         Chief Financial Officer

Dated:  May 15, 2001