Form 10-Q
period 2001-06-30
REPUBLIC FIRST BANCORP INC
filed 2001-08-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2001

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

              6,358,126 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2001

                                  Page 1 of 37

                        Exhibit index appears on page 35

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
Part I:  Financial Information

Item 1: Financial Statements (unaudited)                                     3

Item 2:   Management's Discussion and Analysis of Financial Condition and   13
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk         23

Part II: Other Information

Item 1: Legal Proceedings                                                   35

Item 2: Changes in Securities and Use of Proceeds                           35

Item 3: Defaults Upon Senior Securities                                     35

Item 4: Submission of Matters to a Vote of Security Holders                 35

Item 5: Other Information                                                   35

Item 6: Exhibits and Reports on Form 8-K                                    35

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1: Financial Statements (unaudited)



                                                                     Page Number


(1)   Consolidated Balance Sheets as of June 30, 2001 and
      December 31, 2000......................................................  4

(2)   Consolidated Statements of Operations for the three and six months ended
      June 30, 2001 and 2000................................................   5

(3)   Consolidated Statements of Cash Flows for the six months ended
      June 30, 2001 and 2000................................................   6

(4)   Notes to Consolidated Financial Statements............................   7


                                    Republic First Bancorp, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                      as of June 30, 2001 and December 31, 2000
                                       dollars in thousands, except share data
                                                     (unaudited)

ASSETS:                                                                           June 30, 2001              December 31, 2000
                                                                            -------------------------     -------------------------

Cash and due from banks                                                                      $20,793                    $20,990
Interest  bearing deposits with banks                                                            451                        460
Federal funds sold                                                                            22,691
                                                                                                                         29,207
                                                                            -------------------------     -------------------------
Total cash and cash equivalents                                                               43,935                     50,657

Other interest-earning restricted cash                                                         5,883                          -

Securities available for sale, at fair value                                                 129,496                    152,134
Securities held to maturity at amortized cost
     (Fair value of $14,043 and $17,750, respectively)                                        14,020                     17,707

Loans receivable (net of allowance for loan losses of
     $4,758 and $4,072, respectively)                                                        438,027                    418,313

Premises and equipment, net                                                                    5,185                      5,153
Accrued income and other assets                                                               13,479                     11,673
                                                                            -------------------------     -------------------------

Total Assets                                                                                $650,025                   $655,637
                                                                            =========================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                                $48,609                    $44,281
Demand - interest-bearing                                                                     35,757                     29,784
Money market and savings                                                                     114,169                     76,510
Time under $100,000                                                                          170,542                    175,834
Time $100,000 or more                                                                         80,179                     99,142
                                                                            -------------------------     -------------------------
    Total Deposits                                                                           449,256                    425,551

Other borrowed funds                                                                         142,500                    176,442
Accrued expenses and other liabilities                                                        13,264                     10,614
                                                                            -------------------------     -------------------------

Total Liabilities                                                                            605,020                    612,607
                                                                            -------------------------     -------------------------

Shareholders' Equity:

Common stock par value $0.01 per share,  20,000,000
    Shares  authorized;  shares
     issued 6,358,126 as of June 30, 2001 and
    December 31, 2000                                                                             63                         63
Additional paid in capital                                                                    32,117                     32,117
Retained earnings                                                                             15,846                     14,446
Treasury stock at cost (175,172 shares
    at June 30, 2001 and December 31, 2000)                                                  (1,541)                    (1,541)
Accumulated other comprehensive loss                                                         (1,480)                    (2,055)
                                                                            -------------------------     -------------------------
Total Shareholders' Equity                                                                    45,005                     43,030
                                                                            -------------------------     -------------------------
Total Liabilities and Shareholders' Equity                                                  $650,025                   $655,637
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

                                                                 Quarter to Date                          Year to Date
                                                                     June 30,                               June 30,
                                                                     --------                               --------

                                                              2001                2000               2001              2000
                                                              ----                ----               ----              ----
Interest income:
   Interest and fees on loans                               $9,472              $8,127            $18,622           $15,628
   Interest and dividend income on
      federal funds sold and other
      interest-earning balances                                404                  59              1,057                67
   Interest on investments                                   2,330               3,063              4,929             6,267
                                                -------------------   -----------------      -------------   --------------
   Total interest income                                    12,206              11,249             24,608            21,962
                                                -------------------   -----------------      -------------   --------------

Interest expense:
   Demand interest-bearing                                     145                 146                295               198
   Money market and savings                                    809                 614              1,714             1,141
   Time $100,000 or more                                     1,537               1,149              3,133             2,047
   Time under $100,000                                       2,718               2,430              5,554             4,438
   Other borrowed funds                                      2,241               2,783              4,782             6,003
                                                -------------------   -----------------      -------------   --------------
   Total interest expense                                    7,450               7,122             15,478            13,827
                                                -------------------   -----------------      -------------   --------------
Net interest income                                          4,756               4,127              9,130             8,135
                                                -------------------   -----------------      -------------   --------------
Provision for loan losses                                      620                 200                777               400
                                                -------------------   -----------------      -------------   --------------
Net interest income after provision
     for loan losses                                         4,136               3,927              8,353             7,735
                                                -------------------   -----------------      -------------   --------------

Non-interest income:
    Service fees                                               510                 333              1,046               635
    Gains on securities sold
                                                                -                   -                  13               -
    Tax Refund revenue                                          27                  -                 253               181
    Other income                                                24                  26                 47                58
                                                -------------------   -----------------      -------------   --------------
                                                               561                 359              1,359               874
Non-interest expenses:
   Salaries and benefits                                     2,023               1,636              4,039             3,179
   Occupancy/equipment                                         565                 459              1,131               918
   Other expenses                                            1,156                 873              2,452             1,696
                                                -------------------   -----------------      -------------   --------------
                                                             3,744               2,968              7,622             5,793
                                                -------------------   -----------------      -------------   --------------

Income before income taxes                                     953               1,318              2,090             2,816
Provision for income taxes                                     314                 435                690               929
                                                -------------------   -----------------      -------------   --------------

                                                -------------------   -----------------      -------------   --------------
Net income                                                    $639                $883             $1,400            $1,887
                                                ===================   =================      =============   ==============

Net income per share:

                                                -------------------   -----------------      -------------   --------------
Basic                                                        $0.10               $0.14              $0.23             $0.31
                                                ===================   =================      =============   ==============

                                                -------------------   ----------------       -------------
Diluted                                                     $0.10               $0.14               $0.22             $0.30
                                                ===================   ================       =============            =====

                                             (See notes to consolidated financial statements)

                                       5



                                    Republic First Bancorp, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                            For the Six Months Ended June 30,
                                                   Dollars in thousands
                                                        (unaudited)
                                                                                  2001             2000
                                                                           -----------     ------------

Cash flows from operating activities:
     Net income                                                                 $1,400           $1,887
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                                  777              400
        Depreciation and amortization                                              624              281
        Decrease in loans held for sale                                             -             4,857
        Increase in accrued income
           and other assets                                                    (2,103)            (561)
        Increase in accrued expenses
           and other liabilities                                                 2,651              549
        Net increase (decrease) in deferred fees                                  (36)               19
                                                                           -----------     ------------
     Net cash provided by operating activities                                   3,313            7,432
                                                                           -----------     ------------
Cash flows from investing activities:
     Purchase of securities:
     Held to Maturity                                                          (2,829)                -
     Proceeds from principal collected on securities                            16,360           10,347
     Proceeds from calls of held to maturity securities                          5,647                -
     Proceeds from sale of available for sale securities                         7,842                -
     Net increase in loans                                                    (20,455)         (31,824)
     Increase in other interest-earning restricted cash                        (5,883)                -
     Premises and equipment expenditures                                         (480)            (188)
                                                                           -----------     ------------
     Net cash provided by (used in) investing activities                           202         (21,665)
                                                                           -----------     ------------

Cash flows from financing activities:
     Net increase in demand, money
          Market and savings deposits                                           47,960           26,682
     Net decrease in borrowed funds less than 90 days                         (16,442)         (22,640)
     Repayment of borrowed funds greater than 90 days                         (17,500)         (25,000)
     Net increase (decrease) in time deposits                                 (24,255)           46,322
                                                                           -----------     ------------
     Net cash provided by (used in) financing activities                      (10,237)           25,364
                                                                           -----------     ------------
Increase (decrease) in cash and cash equivalents                               (6,722)           11,131
Cash and cash equivalents, beginning of period                                  50,657           21,110
                                                                           -----------     ------------
Cash and cash equivalents, end of period                                       $43,935          $32,241
                                                                           ===========     ============
Supplemental disclosure:
     Interest paid                                                             $15,888          $13,921
                                                                           ===========     ============
     Taxes paid                                                                 $1,750            $ 500
                                                                           ===========     ============

Non-cash transactions:
     Change in unrealized gain/(loss) on securities available
     for sale, net of tax                                                        $ 575           $(432)
     Change in deferred taxes due to change in unrealized
     Loss (gain) on securities                                                   (297)              214
     available    for sale

                                 (See notes to consolidated financial statements)


                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

     Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank (the "Bank"), and First Bank of Delaware (formerly Republic First Bank of Delaware) (the "Delaware Bank"), (together the "Banks") offer a variety of banking services to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County in Delaware.


     These interim financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. The interim results of operations may not be indicative of results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Note 2: Summary of Significant Accounting Policies:

Principles of Consolidation:

     The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and First Bank of Delaware, (together the "Banks"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Risks and Uncertainties and Certain Significant Estimates:

     The earnings of the Company depend primarily on the earnings of the Banks. The Banks are heavily dependent upon the level of net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to the risks and uncertainties resulting from changes in interest rates.

     The preparation of financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Significant estimates are made by management in determining the allowance for loan losses and deferred tax assets. Consideration is given to a variety of factors in establishing the allowance for loan losses, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses is dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses may differ materially in the near term.


Other interest-earning restricted cash:

     Other interest-earning restricted cash represents cash to fund an offsite ATM network. The dispensed cash is returned to the Company through the MAC network on the next business day, and the Bank may obtain access to the cash for liquidity, if necessary.


Note 3: Legal Proceedings

     The Company and the Banks are from time to time a party (plaintiff or defendant) to lawsuits in the ordinary course of business. While any litigation involves uncertainty, management, after reviewing pending litigation with counsel, is of the opinion that the liability of the Company and the Banks, if any, resulting from such litigation will not have a material effect on the financial condition or results of operations of the Company and the Banks.

Note 4: Recent Accounting Pronouncements


     Business Combinations


     In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.



     The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.



     Goodwill and Other Intangible Assets



     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.



     The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 142.


Note 5: Segment Reporting

     The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

     Republic First Bancorp has three reportable segments; two community banking segments and tax refunds. The community banking segments are primarily comprised of the results of operations and financial condition of the Company's wholly owned banking subsidiaries, First Republic Bank and First Bank of Delaware. Tax refunds include accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") on a national basis to customers of Liberty Tax Services, a national tax preparation firm. In 1999, a similar arrangement with Jackson Hewitt, a national tax participation firm was terminated. However, recoveries of previously delinquent loans were recorded in the first quarter of 2000.

     The accounting policies of the segments are the same as those described in the notes to consolidated financial statements from the Company's Form 10-K. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. Tax refund results are evaluated based upon income before provision for income taxes.

     Tax refunds were developed as a business segment to further expand the Company's products and services offered to consumers and businesses.

                                                As of and for the six months ended June 30,
                                                          (dollars in thousands)


                                                        2001                                                    2000
                                                        ----                                                    ----
                                     First                                                 First
                                   Republic     Delaware       Tax                        Republic     Delaware     Tax
                                     Bank         Bank       Refunds      Total             Bank        Bank      Refunds     Total
                                  ------------ ------------ ----------- -----------   ----------- ----------- ----------- ----------
External customer revenues:
   Interest income                    $23,188       $1,420         $ -     $24,608       $21,461        $501         $ -     $21,962
   Other income                           829          277         253       1,359           627          66         181         874
                                       ------        -----         ---      ------        ------         ---         ---      ------
Total external customer revenues       24,017        1,697         253      25,967        22,088         567         181      22,836
                                       ------        -----         ---      ------        ------         ---         ---      ------

Intersegment revenues:
   Interest income                          -            -           -           -            69           -           -          69
   Other income                            38            -           -          38            38           -           -          38
                                       ------        -----         ---      ------        ------         ---         ---      ------
Total intersegement revenues               38            -           -          38           107           -           -         107
                                       ------        -----         ---      ------        ------         ---         ---      ------

Total revenue                          24,055        1,697         253      26,005        22,195         567         181      22,943
                                       ------        -----         ---      ------        ------         ---         ---      ------

Depreciation and amortization
                                          386           62           -         448           235          46           -         281

Other operating expenses -
external                               21,843        1,546          40      23,429        19,011         728           -      19,739

Intersegment expense:

Other operating expense                     -           38           -          38             -          38           -          38
Interest expense                            =            =           =           =             =          69           -          69
                                                                                                          --                      --
Segment expenses                       22,229        1,646          40      23,915        19,246         881           -      20,127
                                       ------        -----         ---      ------        ------         ---         ---      ------


Segment income (loss) before
taxes                                  $1,826          $51        $213      $2,090        $2,949      $(314)        $181      $2,816
                                       ======          ===        ====      ======        ======      ======        ====      ======

Segment assets                       $611,534      $38,491           -    $650,025      $595,697     $18,001           -    $613,698
                                     --------      -------         ---    --------      --------     -------         ---    --------

Capital expenditures                     $421          $59           -        $480          $151         $37           -        $188
                                       ------        -----         ---      ------        ------         ---         ---      ------



                                               As of and for the three months ended June 30,
                                                          (dollars in thousands)


                                                       2001                                                       2000
                                                       ----                                                       ----
                                    First                                             First
                                  Republic     Delaware      Tax                      Republic     Delaware      Tax
                                     Bank        Bank       Refunds      Total         Bank        Bank        Refunds    Total
                                  ----------- ------------ ----------- -----------  ----------- ----------- ------------ -----------
External customer revenues:
   Interest income                   $11,385         $821           -     $12,206       $10,979        $270          $ -     $11,249
   Other income                          400          134          27         561           311          48            -         359
                                         ---          ---          --         ---           ---          --            -         ---
Total external customer revenues      11,785          955          27      12,767        11,290         318            -      11,608
                                      ------          ---          --      ------        ------         ---            -      ------

Intersegment revenues:
   Interest income                         -            -           -          -              -           -            -           -
   Other income                           19            -           -          19            19           -            -          19
                                          --                                   --                                                 --
Total intersegment revenues               19            -           -          19            19           -            -          19
                                          --                                   --            --                                   --

Total revenue                         11,804          955          27      12,786        11,309         318           -       11,627
                                      ------          ---          --      ------        ------         ---           -       ------

Depreciation and amortization
                                         199           32           -         231           122          23           -          145

Other operating expenses -
external                              10,800          783           -      11,583         9,702         443           -       10,145

Intersegment expense:

Other operating expense                    -           19           -          19             -          19           -           19
Interest expense                           -            -           -           -             -           -           -            -
                                           -            -           -
Segment expenses                      10,999          834           -      11,833         9,824         485           -       10,309
                                      ------          ---           -      ------         -----         ---                   ------

Segment income (loss) before
taxes                                   $805         $121          27        $953        $1,485      ($167)           -       $1,318
                                        ====         ====          ==        ====        ======      ======                   ======

Segment assets                      $611,534      $38,491           -    $650,025      $595,697     $18,001           -     $613,698
                                    --------      -------           -    --------      --------     -------                 --------

Capital expenditures                    $282          $22           -        $304           $42         $13           -          $55
                                        ----          ---           -        ----           ---         ---                      ---


Note 6: Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan or otherwise. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are not dilutive are not included for purposes of this calculation. At June 30, 2001 and 2000, there were 104,940 and 179,930 CSEs that were not dilutive, respectively. These options may be dilutive in the future.



     The following table is a comparison of EPS for the three and six months ended June 30, 2001 and 2000.

                                                    Quarter to Date                                  Year to Date
                                               2001                      2000              2001                      2000

Net income                              $639,000              $883,000             $1,400,000                $1,887,000

                                        Shares     Per Share    Share   Per Share    Shares     Per Share      Share      Per Share
                                        ------     ---------    -----   ---------    ------     ---------      -----      ---------
Weighted average shares
   For period                          6,182,954              6,168,729             6,182,954                6,168,729
Basic EPS                                            $0.10                 $0.14                  $0.23                     $0.31
Add common stock equivalents
 Representing dilutive stock options     202,666                  93,752               190,618                  110,760
                                         -------                  ------               -------                  -------
Effect on basic EPS of dilutive CSE                    -                    $ -                  $(0.01)                   $(0.01)
                                                                            ---                                            -------
Equals total weighted average
     Shares and CSE (diluted)          6,385,620              6,262,481             6,373,572                6,279,489
                                       =========              =========             =========                =========
Diluted EPS                                          $0.10                 $0.14                  $0.22                     $0.30
                                                     -----                 =====                  -----                     =====




Note 7: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to available for sale securities.


(dollar amounts in thousands)                              Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                          ----------------------       ----------------------
                                                            2001         2000             2001         2000
                                                          --------     ---------       --------     ---------
Net income                                                   $639          $883         $1,400       $ 1,887

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
            Unrealized holding gains/(losses) during
            the period                                       (889)          (59)           584         (432)
       Less: Reclassification adjustment for gains
             Included in net income
                                                                -             -            (9)            -
                                                          --------     ---------       --------     ---------
Comprehensive (loss)/income                                 $(250)         $824         $1,975        $1,455
                                                          =========    =========       ========     =========


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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" "strategy" and similar expressions or variations on such expressions. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q filed by the Company in 2001, Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

June 30, 2001 Compared to December 31, 2000
-------------------------------------------

     Total assets declined $5.6 million to $650.0 million at June 30, 2001 versus $655.6 million at December 31, 2000. Cash from net maturities and sales of securities and federal funds sold were used to pay down other borrowed funds.

Loans:

The loan portfolio, which represents the Company's largest consolidated asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Net loans increased $19.7 million, or 4.7%, to $438.0 million at June 30, 2001 from $418.3 million at December 31, 2000. The loan portfolio consists of commercial and industrial ("C&I") loans, commercial and residential construction loans, commercial real estate loans, residential mortgages, short-term consumer loans, home equity loans, lines of credit and others. During 2000, the Company introduced two new products:
commercial construction loans and residential construction loans. Commercial construction loans are loans to developers for commercial or residential construction. These loans generally have a loan to value no greater than 80% and are generally secured by the property and in some cases the guarantee of the owner. Residential construction loans are loans to individuals, generally to build a primary residence. Upon the completion of construction, residential construction loans are repaid by the borrowers with proceeds of a permanent first mortgage. Consistent with the Company's long-term strategy of increasing the ratio of variable rate loans, most of the new loan originations in the year 2001 were tied to the prime rate of interest. At June 30, 2001, the Bank had approximately $3.5 of short-term consumer loans outstanding. These loans have principal amounts of less than $1,000, and terms of approximately two weeks. Securities available for sale and held to maturity:

Securities available for sale may be sold in response to changing market and interest rate conditions or for other business purposes. Available for sale securities decreased $22.6 million, or 14.9%, to $129.5 million at June 30, 2001 from $152.1 million at December 31, 2000. This decrease reflected both the sale of an $8.0 million security on which a gain of $13,000 was realized and principal repayments which were partially offset by a $872,000 increase in market value on securities classified as available-for-sale. Securities held to maturity are investments for which there is positive intent and ability to hold to maturity. These investments are carried at amortized cost. Held-to maturity securities decreased $3.7 million, or 20.8% to $14.0 million at June 30, 2001 from $17.7 million at December 31, 2000. The decline is primarily due to the redemption of Federal Home Loan Bank stock.

Cash and due from banks:

Cash and due from banks, interest-bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $6.7 million to $43.9 million at June 30, 2001 from $50.7 million at December 31, 2000 due to a decrease in federal funds as funds were used to pay down other borrowed funds.

Other interest-earning restricted cash:

Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. The dispensed cash is returned to the Company through the MAC network on the next business day. At June 30, 2001, the balance was $5.9 million versus $0 at December 31, 2000.

Deposits:

Deposits, which include non-interest-bearing demand deposits and interest-bearing time and savings deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through a variety of products to attract and retain customers, with a primary focus on building and expanding multi-product relationships.

Deposits increased $23.7 million, or 5.6%, to $449.3 million at June 30, 2001 from $425.6 million at December 31, 2000. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $48.0 million, or 31.8%, to $198.5 million at June 30, 2001 from $150.6 million at December 31, 2000. Certificates of deposit decreased by $24.3 million, or 8.8%, to $250.7 million at June 30, 2001 from $275.0 million at December 31, 2000. The increase in transaction deposit products resulted from the Company's deposit generation strategies instituted in 2000. The Company is emphasizing deposit growth as part of a long-term strategy to reduce reliance on borrowed funds. The decline in time deposits resulted from the Company's decision to let higher costing time deposits mature and not be replaced.

Other Borrowed Funds:

Other borrowed funds are comprised of overnight federal funds purchased and term FHLB borrowings. Other borrowed funds were $142.5 million at June 30, 2001, a decrease of $33.9 million, or 19.2%, when compared to the December 31, 2000 total of $176.4 million. The decrease in borrowed funds was funded primarily with increases in deposit balances, consistent with the Banks' strategy to increase lower cost deposits through focused marketing efforts and decrease higher cost borrowings.

     The Company's shareholders' equity as of June 30, 2001 and December 31, 2000 was $45.0 million and $43.0 million, respectively. Book value per share of the Company's common stock increased from $6.96 as of December 31, 2000 to $7.28 as of June 30, 2001. This increase was mainly attributable to retained earnings and the increase in market value of the available for sale securities portfolio.

Three Months Ended June 30, 2001 Compared to June 30, 2000
----------------------------------------------------------

Results of Operations:

Overview

     The Company's net income decreased $244,000 to $639,000 for the three months ended June 30, 2001, from $883,000 for the three months ended June 30, 2000. Notwithstanding a 20.8% increase in combined average commercial loans and residential construction loans, earnings were negatively impacted by margin contractions resulting from the impact of the 125 basis point drop in the prime rate during the quarter, as a result of Federal Reserve Bank rate reductions. This compounded the residual effect of comparable rate reductions in the first quarter. While the impact on variable rate loans tied to prime was immediate, management estimates that, all else constant, two fiscal quarters are normally required for offsetting amounts of deposits, primarily maturing certificates of deposit, to reprice. The decrease also reflected increased operating expenses and a higher provision for loan loss during the quarter resulting from the introduction of a new short-term consumer loan product line and the classification of loans to one borrower as substandard. Diluted earnings per share for the three months ended June 30, 2001 was $0.10 compared to $0.14, for the prior year period due to the decrease in net income. That decrease resulted in a return on average assets and average equity of 0.40% and 5.63% respectively, compared to 0.60% and 8.23%, respectively for the corresponding period in 2000.

Analysis of Net Interest Income


     Net interest margin (net interest income as a percentage of average interest-earning assets) was 3.04% for the three months ended June 30, 2001 compared to 2.88% for the three months ended June 30, 2000. This increase reflected an increase in short-term consumer loan fees which contributed $520,000 in interest income and resulted in a 32 basis point increase in margin. These short-term loan fees are earned on loans with principal amounts less than $1,000 and with terms of approximately two weeks. The Company however, was negatively impacted by the 125 basis point decline in the prime rate of interest during the quarter and the continuing net effect of the 150 basis point decline in the first quarter.

     Net interest income increased $629,000, or 15.2%, to $4.8 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. This increase resulted from the growth in the commercial and residential construction loans and the addition of the short-term consumer loans as detailed above. As shown in the following Rate Volume table, the increase in net interest income was due to the positive effect of volume changes totaling $660,000 partially offset by the negative impact of rate changes of $31,000.

The positive impact from volume changes was attributable to a significant increase in average interest-earning assets, which increased $53.3 million on average to $625.2 million during the quarter ended June 30, 2001, from $571.8 million for the quarter ended June 30, 2000. The negative effect of the rate changes was driven by the decline in prime rate resulting from Federal Reserve Bank rate cuts, as previously noted.

     The Company's total interest income increased $1.0 million, or 8.5%, to $12.2 million for the three months ended June 30, 2001 from $11.2 million for the three months ended June 30, 2000. Approximately $1.1 million of the increase reflected a $53.3 million increase in average interest-earning assets. This was partially offset by a $173,000 negative variance resulting from the lower interest rate environment.

     Interest and fees on loans increased $1.3 million, or 16.6%, to $9.5 million for the three months ended June 30, 2001 from $8.1 million for the three months ended June 30, 2000. This increase was driven by a $60.2 million increase in average loans outstanding. The yield earned on loans was increased by $520,000 in processing fees earned on short-term consumer loans. Interest and dividend income on securities decreased $733,000, or 23.9%, to $2.3 million for the three months ended June 30, 2001 from $3.1 million for the three months ended June 30, 2000 reflecting a decrease in the gross average balance of securities owned of $38.9 million, or 20.4%, to $151.7 million for the three months ended June 30, 2001 from $190.6 million for the three months ended June 30, 2000. The decline in securities reflects the Company's continuing strategy to reduce securities and redeploy the proceeds into higher yielding assets. In addition to the declining average outstandings, the yield earned on these securities declined 29 basis points to 6.14% due to the amortization, maturity and sale of higher yielding securities. Federal funds sold and other interest earning balances income increased by $345,000 to $404,000 as cash from deposit generation and securities sales and reductions that was not used to fund loan growth or pay down other borrowed funds, was sold as federal funds.

     Interest expense increased $328,000 or 4.6%, to $7.4 million for the three months ended June 30, 2001 from $7.1 million for the three months ended June 30, 2000. Interest-bearing liabilities averaged $545.2 million, an increase of $33.5 million, or 6.6%, from $511.7 million for the three months ended June 30, 2000. The net growth in interest-bearing liabilities contributed $470,000 to the increase which partially offset the effect of the 10 basis point decline in rates paid on interest-bearing liabilities yielding a benefit of $142,000. The growth in interest-bearing liabilities reflected deposit growth which was used to fund the growth in interest-earning assets and to repay certain other borrowed funds. The average rate paid on interest-bearing liabilities decreased to 5.48% for the three months ended June 30, 2001 from 5.58% for the three months ended June 30, 2000 reflecting the lower interest rate environment resulting from the Federal Reserve rate cuts. Certificates of deposit (time deposit) interest expense increased $676,000 or 18.9%. This increase was primarily due to an increase in the average volume of certificates of deposit of $32.7 million, or 13.7%, to $270.8 million for the three months ended June 30, 2001 from $238.1 million for the three months ended June 30, 2000. This contributed $511,000 of the increase. The increase in average rate of interest paid on time deposits of contributed the remaining $165,000 to the increase in interest expense. Although the company was able to reduce the rates paid on certain transaction accounts, certificates of deposit rates cannot be changed until the certificates reprice.

     Interest expense on FHLB advances and overnight federal funds purchased was $2.2 million for the three months ended June 30, 2001 compared to $2.8 million for the three months ended June 30, 2000, a decline of $542,000, or 19.5%. This decrease reflected a decrease in the average volume of other borrowed funds of $47.8 million to $145.5 million for the three months ended June 30, 2001 from $193.3 million for the three months ended June 30, 2000 as borrowings were replaced with deposits. The decline in volume more than offset the increase in rate as the average rate paid for borrowed funds increased 40 basis points from 5.78% at June 30, 2000 to 6.18% at June 30, 2001. The rate increased in a decreasing rate environment as lower yielding shorter term advances were repaid while long-term advances at higher rates remained outstanding.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.



Rate/Volume Table

                                                                         Three months ended June 30,
                                                                               2001 versus 2000
                                                                          (dollars in thousands)
                                                                             Due to change in:
                                                             Volume                Rate                   Total
                                                     -------------------     -------------        -------------------
Interest earned on:

          Federal funds sold                                     $ 366             $ (21)                  $ 345
          Securities                                              (602)             (131)                   (733)
          Loans                                                  1,366               (21)                  1,345
-----------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                               1,130              (173)                    957

Interest Expense of
      Deposits
         Interest-bearing demand deposits                         (104)              105                       1
         Money market and savings                                 (581)              386                    (195)
         Time deposits                                            (511)             (165)                   (676)
-----------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                             (1,196)              326                    (870)
         Other borrowed funds                                      726              (184)                    542
-----------------------------------------------------------------------------------------------------------------
              Total interest expense                              (470)              142                    (328)
-----------------------------------------------------------------------------------------------------------------
Net interest income                                              $ 660             $ (31)                  $ 629
-----------------------------------------------------------------------------------------------------------------


Provision for Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $620,000 and $200,000 for the three months ended June 30, 2001 and 2000, respectively. The increase was due primarily to the classification of $5.4 million in loans to a single borrower as substandard. The amounts recorded in the second quarters of 2001 and 2000 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and estimated inherent losses in the portfolio. As of June 30, 2001 and 2000, the allowance for loan losses to total loans, net of deferred loan fees was 1.07% and 0.93%, respectively.

Non-Interest Income

     Total non-interest income increased $202,000 to $561,000 for the three months ended June 30, 2001 from $359,000 for the three months ended June 30, 2000. This increase is due to increased loan advisory fees and increased service charges on deposit accounts resulting from growth in deposit accounts.

Non-Interest Expenses

     Total non-interest expenses increased $776,000 or 26.1% to $3.7 million for the three months ended June 30, 2001. Salaries and benefits increased $387,000 or 23.7% to $2.0 million for the three months ended June 30, 2001 from $1.6 million for prior year comparable period. The increase reflected an expansion of the commercial and residential construction loan departments. In addition to continued loan production, the commercial and residential construction loan department generates non-interest income by generating related fees. Also, higher health insurance costs of $74,000, a decline of $95,000 in loan cost deferrals and normal merit increases contributed to the increase.

     Occupancy and equipment expenses increased $106,000, or 23.1%, to $565,000 for the three months ended June 30, 2001 from $459,000 for the comparable prior year period. The increase resulted primarily from increased depreciation expense due to costs associated with the Company's implementation of an internal e-mail system, the launching of the Company's website, www.frbkonline.com and other technology projects.

     Other non-interest expense increased $283,000, or 32.4%, to $1.2 million for the three months ended June 30, 2001 from $873,000 for the comparable prior year period in 2000. This increase was primarily due to expenses incurred in the development of various business initiatives undertaken to diversify the earnings of the Company, including the short-term consumer loan program.

Provision for Income Taxes

     The provision for income taxes decreased $121,000, or 27.8%, to $314,000 for the three months ended June 30, 2001 from $435,000 for the three months ended June 30, 2000. This decrease is mainly the result of the decrease in pre-tax income from the comparable prior year period. The effective tax rate for both periods was approximately 33.0%.

Six Months Ended June 30, 2001 Compared to June 30, 2000
--------------------------------------------------------

Results of Operations:

Overview

     The Company's net income decreased $487,000 million to $1.4 million for the six months ended June 30, 2001, from $1.9 million for the six months ended June 30, 2000. Notwithstanding a 22.5% increase in combined average commercial loans and residential construction loans, earnings were negatively impacted by margin contractions resulting from the impact of the 275 basis point drop in the prime rate of interest during the first six months of the year, as a result of Federal Reserve Bank rate reductions. While the impact on variable rate loans tied to prime was immediate, management estimates that, all else constant, two quarters are required for offsetting amounts of deposits, primarily maturing certificates of deposit, to reprice. The decrease also reflected increased operating expenses and a higher provision for loan loss during the second quarter resulting from the addition of the new short-term consumer loan product line and the classification of loans to one borrower as substandard. Diluted earnings per share for the six months ended June 30, 2001, was $0.22 compared to $0.30, for the six months ended June 30, 2000, due primarily to the decrease in net income. This resulted in a return on average assets and average equity of 0.43% and 6.25% respectively, compared to 0.65% and 8.89% respectively for the same period in 2000. The decline in these ratios is due to lower net income.

Analysis of Net Interest Income


     Net interest margin (net interest income as a percentage of average interest-earning assets) was 2.90% for the six months ended June 30, 2001 versus 2.89% for the six months ended June 30, 2000. The modest increase in net interest margin reflected the impact of fees on short-term consumer loans in the second quarter of 2001. These fees totaled $520,000 and contributed approximately 16 basis points to the margin in 2001. The Company was negatively impacted by the 275 basis point decline in the prime rate in the year 2001 which immediately impacted the yield on interest-earning assets in advance of repricing certificates of deposit.

     The Company's net interest income increased $1.0 million, or 12.2%, to $9.1 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. As shown in the Rate Volume table below, the increase in net interest income was due to the positive effect of volume changes of approximately $1.9 million partially offset by the effect of lower interest rates which totaled $859,000. The positive impact of volume changes was attributable to a $66.0 million increase in average interest earning assets of 11.7%, to $629.7 million for the six months ended June 30, 2001, from $563.7 million for the six months ended June 30, 2000.

     The Company's total interest income increased $2.6 million, or 12.1%, to $24.6 million for the six months ended June 30, 2001 from $22.0 million for the six months ended June 30, 2000. Substantially all of the $2.6 million increase was the result of a $66.0 million increase in average volume of interest-earning assets. Interest and fees on loans increased $3.0 million, or 19.2%, to $18.6 million for the six months ended June 30, 2001 from $15.6 million for the six months ended June 30, 2000. Approximately $2.7 million of the increase in loans was due primarily to a $63.0 million, or 17.1%, increase in average loans outstanding while the remaining $250,000 of the increase was due to an increase in the average rate earned on these loans of 19 basis points to 8.70%. The improvement primarily reflected commercial and residential construction loan growth as well as the short-term consumer loan fees noted earlier. Interest and dividend income on securities decreased $1.3 million, or 21.3%, to $4.9 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. This decline was due to the $35.4 million, or 18.3% decrease in volume to an average of $157.9 million and a decline in rate of 25 basis points to 6.24%. The decline in securities reflects the Company's continuing strategy to reduce securities and redeploy the proceeds into higher yielding assets. Federal funds sold and other interest earning balances income increased by $990,000 to $1.1 million. Cash inflows from deposit generation and securities reductions which exceeded loan growth and pay downs of other borrowed funds, was invested as federal funds.


     The Company's total interest expense increased $1.7 million, or 12.0%, to $15.5 million for the six months ended June 30, 2001 from $13.8 million for the six months ended June 30, 2000. Interest-bearing liabilities averaged $553.6 million, an increase of $46.1 million, or 9.1%, from $507.5 million for the six months ended June 30, 2000. Total interest-bearing deposits on average increased $101.2 million or 34.3% to $396.4 million. A portion of these funds were used to pay down other borrowed funds which declined $55.1 million on average. The growth in interest-bearing liabilities contributed $777,000 to the increase in interest expense while the increase in rates on interest-bearing liabilities contributed the remaining $874,000 of the increase. The average rate paid on interest-bearing liabilities increased 18 basis points to 5.64% for the six months ended June 30, 2001 from 5.46% for the six months ended June 30, 2000 due primarily to the increase in average rates paid on other borrowings and time deposit accounts.

     Interest expense on time deposits increased $2.2 million or 34.0%. This increase was primarily due to an increase in average certificates of deposit of $54.1 million, or 24.7%, to $273.3 million for the six months ended June 30, 2001 from $219.2 million for the six months ended June 30, 2000. The average rate of interest on time deposits increased to 6.41% at June 30, 2001 versus 5.92% at June 30, 2000 due to the higher interest rate environment during periods in the year 2000 when most of these certificates were originated.

     Interest expense on other borrowed funds (FHLB advances and overnight federal funds purchased) declined $1.2 million, or 20.3% to $4.8 million for the six months ended June 30, 2001 compared to $6.0 million for the six months ended June 30, 2000. This decrease reflected a $55.1 million, or 26.0% decrease in the average volume of other borrowed funds to $157.2 million for the six months ended June 30, 2001 from $212.3 million for the six months ended June 30, 2000. This decline was partially offset by the increase in the average rate on other borrowed funds which increased 46 basis points from 5.67% at June 30, 2000 to 6.13% at June 30, 2001. The maturity of lower cost borrowings resulted in an increase in the average rate.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the six month period ending June 30, 2001 versus the comparable period for 2000. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.


Rate/Volume Table

                                                                    Six months ended June 30,
                                                                      2001 versus 2000
                                                                   (dollars in thousands)
                                                                      Due to change in:
                                                          Volume                 Rate                    Total
                                                    -------------------      -------------        --------------------
Interest Income

          Federal Funds                                       $ 999               $ (9)                      $ 990
          Securities                                         (1,112)              (226)                     (1,338)
          Loans                                               2,744                250                       2,994
-------------------------------------------------------------------------------------------------------------------
              Total interest-earning assets                   2,631                 15                       2,646

Interest Expense
     Deposits
         Interest-bearing demand deposits                       (83)               (14)                        (97)
         Money market and savings                              (701)               128                        (573)
         Time deposits                                       (1,665)              (537)                     (2,202)
-------------------------------------------------------------------------------------------------------------------
              Total deposit interest expense                 (2,449)              (423)                     (2,872)
     Other borrowed funds                                     1,672               (451)                      1,221
-------------------------------------------------------------------------------------------------------------------
                  Total interest expense                       (777)              (874)                     (1,651)
-------------------------------------------------------------------------------------------------------------------
Net interest income                                         $ 1,854             $ (859)                      $ 995
----------------------------------------------------------------------------------------------------------------------



Provision for Loan Losses

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $777,000 and $400,000 for the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to the classification of $5.4 million of loans to a single borrower as substandard. The amounts recorded in 2001 and 2000 were the amounts management considered necessary to increase the allowance for loan losses to an amount that reflects the known and estimated inherent losses in the portfolio. As of June 30, 2001 and 2000 the allowance for loan losses to total loans, net of deferred loan fees was 1.07% and 0.93% respectively.

Non-Interest Income

     Total non-interest income increased $485,000 to $1.4 million for the six months ended June 30, 2001 from $873,000 for the six months ended June 30, 2000. This was mainly attributable to an increase in non-interest income from loan advisory fees, fees earned on participated loans and an increase in Tax refunds revenue. The increase in service fees on deposits is the result of increases in transaction based accounts.

Non-Interest Expenses

     Total non-interest expenses increased $1.8 million to $7.6 million for the six months ended June 30, 2001 from $5.8 million for the prior year comparable period. Salaries and benefits increased $860,000 or 27.1%, to $4.0 million for the six months ended June 30, 2001 from $3.2 million for the prior comparable period. The increase reflected an expansion of the commercial and residential construction loan departments. In addition to continued loan production, the commercial construction loan department generates non-interest income by generating related fees. Higher health insurance costs of $140,000, a decline of $118,000 in loan cost deferrals and normal merit increases also contributed to the rise in salary and benefits.

     Occupancy and equipment expenses increased $213,000, or 23.2%, to $1.1 million for the six months ended June 30, 2001 from $918,000 for the prior comparable period. The increase resulted from increased depreciation expense due to costs associated with the Company's implementation of an internal e-mail system, the launching of the Company's website, www.frbkonline.com and other technology projects.

     Other expenses increased $756,000 to $2.4 million for the six months ended June 30, 2001 from $1.7 million for the same period in 2000. This was attributable to increases in telephone, professional fees, correspondent service charges, printing and supplies due to the overall growth of the company. In addition, expenses increased due to expenses incurred in the development of various business initiatives undertaken to diversify the earnings of the Company, including the short-term consumer loan program. Finally, advertising expense increased due to a continuation of the Company's branding campaign which began in the fall of 2000.

Provision for Income Taxes

     The provision for income taxes decreased $239,000, or 25.8%, to $690,000 for the six months ended June 30, 2001 from $929,000 for the prior comparable period. This decrease is mainly the result of the decrease in pre-tax income from 2000 to 2001. The effective tax rate for both years was approximately 33.0%.

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

     The Company attempts to manage its assets and liabilities in a manner that optimizes net interest income. Management uses GAP analysis and simulation models to attempt to monitor behavior of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to optimize net interest income.

     The following tables present a summary of the Company's interest rate sensitivity GAP at June 30, 2001. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.


                                                                        Republic First Bancorp
                                                                        Interest Sensitive Gap
(dollars in thousands)                                                    As of June 30, 2001
                                ----------------------------------------------------------------------------------------------------
                                 0 - 90     91 -     181 -                                            More     Financial
                                            180       365      1 - 2    2 - 3     3 - 4      4 - 5    than 5   Statement
                                  Days      Days      Days     Years    Years     Years      Years    Years     Total     Fair Value
                                ----------------------------------------------------------------------------------------------------
Interest Sensitive Assets:

Securities and interest
    Bearing balances due
    from banks                   $ 49,200   $ 5,974  $11,654   $20,934  $18,681   $14,622   $11,314  $40,164    $172,543   $172,821
           Average interest rate    4.42%     6.24%    6.27%     6.31%    6.31%     6.31%     6.29%    6.34%
Loans receivable                  180,688    25,054   38,997    56,259   45,611    38,102    16,630   36,686     438,027    451,575
           Average interest rate    7.37%     8.51%    8.36%     8.23%    8.12%     8.20%     7.86%    7.00%

Total                             229,888    31,028   50,651    77,193   64,292    52,724    27,944   76,850     610,570    624,396
                                ----------------------------------------------------------------------------------------------------
Cumulative Totals                $229,888  $260,916 $311,567  $388,760 $453,052  $505,776  $533,720 $610,568
                                 ===========================================================================

Interest Sensitive Liabilities:

Demand Interest Bearing           $20,807     $ 847   $  510   $ 1,021  $ 1,021   $ 1,021   $10,532      $ -     $35,757    $35,757
           Average interest rate    2.87%     0.86%    0.86%     0.86%    0.86%     0.86%     0.86%    0.00%
Savings Accounts                    5,631       229      138       276      276       276     2,850      $ -       9,677      9,677
           Average interest rate    1.91%     1.91%    1.91%     1.91%    1.91%     1.91%     1.91%    0.00%
Money Market Accounts              64,984     2,238    1,348     2,697    2,697     2,697    37,831      $ -     104,492     94,492
           Average interest rate    3.12%     1.55%    1.55%     1.55%    1.55%     1.55%     1.55%       -%
Time Deposits                      62,129    71,174   91,715    11,119    5,129     6,274     3,158       23     250,721    253,556
           Average interest rate    6.15%     6.23%    5.99%     5.98%    6.12%     6.91%     6.63%    4.59%


FHLB Borrowings                         -       -     17,500         -        -   125,000         -        -     142,500    147,100
           Average interest rate       -%       -%     5.58%        -%    0.00%     6.19%     0.00%    0.00%

Total                             153,551   74,488   111,211    15,113    9,123   135,268    54,371       23     543,147    540,582
                                ----------------------------------------------------------------------------------------------------
Cumulative Totals                $153,551 $228,038  $339,250  $354,363 $363,485  $498,753  $543,124 $543,147
                                 ===========================================================================

Interest Rate
    Sensitivity GAP               $76,337 $(43,460) $(60,561)  $62,082  $55,169  $(82,544) $(26,427) $76,825

Cumulative GAP                    $76,337  $32,878  $(27,683)  $34,397  $89,567    $7,023   $(9,404) $67,421

Interest Sensitive Assets/
  Interest Sensitive
Liabilities                          150%     114%       92%      110%      125%     101%        98%    112%

Cumulative GAP/
  Total Earning Assets                13%       5%       -5%        6%       15%       1%        -2%     11%


Total Earning Assets             $610,570
                                 ========

Off balance sheet items Notional value:
Commitments to
    extend credit                 $ 3,345  $49,636
                                ------------------
Average interest rate               8.00%    8.00%



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

     Through the use of income simulation modeling, the Company has estimated net interest income for the year ending June 30, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2001. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending June 30, 2002 and December 31, 2001. Quarterly changes could be significantly more or less than annual estimates. In fact, certain quarters within a one-year period could show an increase while other quarters might reflect a decrease.

                                               Percentage Change
    Rate shocks to interest rates        6/30/02              12/31/01
    -----------------------------        -------              --------
                +2%                        0.7%                (0.3%)
                +1%                        1.3                  0.4
                -1%                       (2.3)                (2.9)
                -2%                       (5.4)                (9.8)

     The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments, as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

     Regulatory Matters


     Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At June 30, 2001 and December 31, 2000, First Republic Bank, First Bank of Delaware and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

     The following table presents the Company's regulatory capital ratios at June 30, 2001 and December 31, 2000:

                                                 Actual             For Capital             To be well
                                                                 Adequacy purposes     capitalized under FRB
                                                                                         capital guidelines

                                           Amount      Ratio      Amount    Ratio        Amount       Ratio
                                          --------    -------    --------  -------      --------     -------
Dollars in thousands
At June 30, 2001
     Total risk based capital
         First Republic Bank               44,350      11.88%     29,870     8.00%       37,338       10.00%
         First Bank of DE                   4,851      18.92%      2,051     8.00%        2,564       10.00%
         Republic First Bancorp, Inc.      50,994      12.80%     31,865     8.00%       39,831       10.00%
     Tier 1 risk based capital
         First Republic Bank               39,879      10.68%     14,935     4.00%       22,403        6.00%
         First Bank of DE                   4,564      17.80%      1,026     4.00%        1,538        6.00%
         Republic First Bancorp, Inc.      46,235      11.61%     15,932     4.00%       23,898        6.00%
     Tier 1  leveraged capital
         First Republic Bank               39,879       6.46%     30,846     5.00%       30,846        5.00%
         First Bank of DE                   4,564      14.30%      1,595     5.00%        1,595        5.00%
         Republic First Bancorp, Inc.      46,235       7.13%     32,422     5.00%       32,422        5.00%



                                                 Actual             For Capital              To be well
                                                                 Adequacy purposes     capitalized under FRB
                                                                                         capital guidelines

                                           Amount      Ratio      Amount    Ratio        Amount       Ratio
                                          --------    -------    --------  -------      --------     -------
At December 31, 2000
    Total risk based capital

       First Republic Bank                 42,281      11.92%     28,639     8.00%       35,461       10.00%

       First Bank of DE                     3,648      19.34%      1,509     8.00%        1,886       10.00%

       Republic First Bancorp, Inc.        48,907      13.08%     29,917     8.00%       37,396       10.00%
    Tier 1 risk based capital

       First Republic Bank                 38,471      10.85%     14,184     4.00%       21,277        6.00%

       First Bank of DE                     3,387      17.96%        754     4.00%        1,132        6.00%

       Republic First Bancorp, Inc.        44,835      11.99%     14,958     4.00%       22,438        6.00%
    Tier 1  leveraged capital

       First Republic Bank                 38,471       6.19%     31,060     5.00%       31,060        5.00%

       First Bank of DE                     3,387      12.15%      1,394     5.00%        1,394        5.00%

       Republic First Bancorp, Inc.        44,835       6.91%     32,446     5.00%       32,446        5.00%


Dividend Policy

The Company has not paid any cash dividends on its common stock. The Company does not plan to pay cash dividends to shareholders in the next year and intends to retain all earnings to fund the growth of the Company and the Banks.


Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by cash and amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     The Company's liquid assets totaled $43.9 million at June 30, 2001 compared to $50.7 million at December 31, 2000 as the Company used some of these funds to pay down other borrowed funds.

     Liquidity needs have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. At June 30, 2001, the Bank had $173.5 million in unused lines of credit available to it, substantially all of which was with the Federal Home Loan Bank, compared to $149.6 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates.

     At June 30, 2001, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $53.0 million. Certificates of deposit which are scheduled to mature within one year totaled $225.0 million at June 30, 2001, and other borrowed funds are scheduled to mature within the same period amounted to $17.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     The Banks' target liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks' interest-earning assets, with their projected future outflows of deposits and other liabilities. Management currently believes that federal funds sold and securities are the most appropriate approach to satisfy the Banks' liquidity needs. The Bank has established lines of credit from correspondents, in the amount of $10.0 million, as contingent sources of liquidity. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $316.0 million. As of June 30, 2001 and December 31, 2000, the Company had borrowed $142.5 million and $176.4 million, respectively, under its lines of credit.


     The Company's Board of Directors has appointed an Asset/Liability Committee
(ALCO) to assist management in establishing parameters for investments. The Asset/Liability Committee is responsible for managing the liquidity position and interest sensitivity of the Banks. The Committee's primary objective is to optimize net interest margins, while managing the Banks' interest sensitivity at prudent levels and providing adequate liquidity for projected needs.


     Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of GAP analysis and simulation models. Interest rate sensitivity management seeks to optimize the effect of interest rate changes on net interest margins and interest rate spreads, provide growth in net interest margins and interest rate spreads and provide growth in net interest income through periods of changing interest rates.

Securities Portfolio

     At June 30, 2001, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that may be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and other factors. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $131.7 million and $129.5 million as of June 30, 2001, respectively. The net unrealized loss on securities available for sale, as of that date, was $2.2 million.

     The following table represents the carrying and estimated fair values of Investment Securities at June 30, 2001.

                                           Gross         Gross
(Dollars in thousands)         Amortized   Unrealized    Unrealized
Available-for-Sale             Cost        Gain          Loss         Fair Value
                               -------------------------------------------------

Mortgage-backed                $ 130,678   $ 28          $ (2,282)    $ 128,424
U.S. Government Agencies           1,060     12                 -         1,072
                               -------------------------------------------------
Total Available-for-Sale       $ 131,738   $ 40          $ (2,282)    $ 129,496
                               -------------------------------------------------

                                           Gross         Gross
                               Amortized   Unrealized    Unrealized
Held-to-Maturity               Cost        Gain          Loss         Fair Value
                               -------------------------------------------------

Mortgage-backed                $  1,645    $ 13          $ -          $ 1,658
US Government Agencies            3,349       5           (1)           3,353
Other                             9,026       6            -            9,032
                               -------------------------------------------------
Total Held-to-Maturity         $ 14,020    $ 24          $(1)        $ 14,043
                               -------------------------------------------------

Loan Portfolio

     The Company's loan portfolio includes commercial and industrial loans, commercial and residential construction real estate loans, commercial loans secured by one-to-four family residential property as well as residential property, home equity loans, consumer loans, short-term consumer loans and others. Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital and other purposes. The majority of these commercial loans are collateralized by real estate and may be secured by other collateral and personal guarantees. The Banks' had a combined legal lending limit of approximately $7.0 million at June 30, 2001.

     The Company's net loans increased $19.7 million, or 4.7%, to $438.0 million at June 30, 2001 from $418.3 million at December 31, 2000.

The following table sets forth the Company's gross loans by major categories for the periods indicated:


(dollars in thousands)            As of June 30,            As of December 31,
                                      2001                        2000
                             ---------------------------------------------------
                             Balance    % of Total      Balance      % of Total
                             ---------------------------------------------------
Commercial:
   Real estate secured       $ 208,967        47.2      $ 181,607           43.0
   Non real estate secured      44,440        10.0         39,016            9.2
   Unsecured                     8,289         1.9         10,543            2.5
                             ---------------------------------------------------
                               261,696        59.1        231,166           54.7

Residential Real Estate        175,158        39.6        188,432           44.6
Consumer & Other                 5,931         1.3          2,787            0.7
                             ---------------------------------------------------
Total Loans                    442,785      100.0%        422,385         100.0%

Less allowance for loan
   losses                      (4,758)                     (4,072)
                             ------------               ----------

Net loans                    $ 438,027                  $ 418,313
                             ============               ==========


Credit Quality

     The Company's written lending policies require underwriting, documentation and credit analysis standards to be met prior to funding. The Board of Directors reviews selected loans monthly to monitor underwriting standards.

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


The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                     June 30,       December 31,
                                                      2001            2000
                                                  ------------------------------
          (dollars in thousands)
          Loans accruing, but past due
          90 days or more                              $5,571                $91
          Non-accrual loans                             2,896              1,350
          Restructured loans                                -              1,982
                                                  ------------------------------
          Total non-performing loans (1)                8,467              3,423
          Foreclosed real estate                            -                  -
                                                  ------------------------------
          Total non-performing assets (2)              $8,467             $3,423
                                                  ==============================

          Non-performing loans as a percentage
             of total loans net of unearned
             Income                                     1.91%              0.81%
          Non-performing assets as a percentage
             of total assets                            1.30%              0.52%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

     Total non-performing loans increased $5.0 million at June 30, 2001 when compared to December 31, 2000 due principally to an increase in loans past due 90 days or more. Substantially all of the increase resulted from loans to a single borrower totaling $5.4 million which became 90 days past due. The latest appraisals available on these loans indicate that the collateral value exceeds principal and accrued interest as of June 30, 2001. However, there can be no assurance that if the Bank is required to liquidate the collateral, recoveries will not be significantly below appraisal amounts, resulting in losses. Non-accrual loans increased $1.5 million due to the placement of loans to two borrowers on non-accrual status. The restructured loan of $2.0 million at December 31, 2000 has been repaid.

     The Company had delinquent loans as of June 30, 2001 and December 31, 2000 as follows; (i) 30 to 59 days past due, consisting of commercial, and consumer and home equity loans in the aggregate principal amount of $1.4 million and $1.5 million respectively; and (ii) 60 to 89 days past due, consisting of commercial and consumer loans in the aggregate principal amount of $47,000 and $435,000 respectively. These loans are believed to be adequately collateralized and in the process of collection. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At June 30, 2001 and December 31, 2000, substandard loans totaled approximately $9.9 million and $4.0 million respectively; and doubtful loans totaled $113,000 at the end of both periods. This increase in substandard loans was primarily the result of the classification of the above mentioned loans to one borrower totaling $5.4 million as substandard. The loans to this borrower are also included in the loans past due 90 days or more category.

     The recorded investment in loans for which impairment has been recognized totaled $2.9 million and $3.3 million at June 30, 2001 and December 31, 2000 respectively, of which $2.7 million and $3.1 million respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at June 30, 2001, and December 31, 2000 were $151,000 and 175,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At June 30, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $79.0 million, which represented 17.8% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

     Real estate owned is initially recorded at the lower of cost or estimated fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. The Company had no real estate owned for any periods presented herein.

     Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2001, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $1.7 million as of June 30, 2001.

     The Company had no credit exposure to "highly leveraged transactions" at June 30, 2001, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

     An analysis of the Company's allowance for loan losses for the six months ended June 30, 2001 and 2000, and the twelve months ended December 31, 2000 is as follows:



                                             For the six months       For the twelve months       For the six months
                                                    ended                     ended                     ended
(dollars in thousands)                          June 30, 2001           December 31, 2000           June 30, 2000
                                            ----------------------    -----------------------   -----------------------

Balance at beginning of period...........                   $4,072                    $3,208                    $3,208
Charge-offs:
   Commercial............................                        7                        66                        34
   Real estate...........................                        -                        -                         -
   Consumer and short-term...............                      111                        90                         2
                                            ----------------------    -----------------------   -----------------------
      Total charge-offs                                        118                       156                        36
                                            ----------------------    -----------------------   -----------------------
Recoveries:
   Commercial............................                       10                       340                        72
   Real estate...........................                       -                          -                         -
   Consumer and short-term...............                       17                        14                         -
                                            ----------------------    -----------------------   -----------------------
      Total recoveries...................                       27                       354                        36
                                            ----------------------    -----------------------   -----------------------
Net charge-offs/(recoveries).............                       91                     (198)                      (36)
                                            ----------------------    -----------------------   -----------------------
Provision for loan losses................                      777                       666                       400
                                            ----------------------    -----------------------   -----------------------
   Balance at end of period..............                   $4,758                    $4,072                    $3,644
                                            ======================    =======================   =======================
   Average loans outstanding (1).........                 $431,246                  $389,156                   368,204
                                            ======================    =======================   =======================

As a percent of average loans (1):
   Net charge-offs/Recoveries............                       -%                   (0.05)%                   (0.01)%

   Provision for loan losses.............                    0.18%                     0.17%                     0.11%

   Allowance for loan losses.............                    1.10%                     1.05%                     0.99%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end.........................                    1.07%                     0.96%                     0.93%

   Total non-performing loans at period
      end................................                   56.19%                   118.96%                    69.58%

(1) Includes nonaccruing loans.


     Management makes a quarterly determination as to an appropriate provision from earnings necessary to maintain an allowance for loan losses that is adequate based upon the loan portfolio composition, classified problem loans and general economic conditions. The Company's Board of Directors periodically reviews the status of all nonaccrual and impaired loans and loans criticized by the Company's regulators and internal loan review officer. The internal loan review officer reviews both the loan portfolio and the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, management considers specific loans, pools of similar loans, historical charge-off activity and other factors in determining the loan loss reserve requirements. Any additions deemed necessary to the loan loss reserve balance are charged to operations.


     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported on quarterly to the Board of Directors. Management believes that the reserve for loan losses is adequate to absorb known and inherent losses.

     Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing the allowance for loan losses, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, the present value of future cash flows and other relevant factors. Since the allowance for loan losses is dependent to a great extent, on the general economy and other conditions that may be beyond the Banks' control, estimates of the allowance for loan losses may differ materially in the near term. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.


     The Company's management considers the entire allowance for loan losses to be adequate however, to comply with regulatory reporting requirements, management has allocated the allowance for loan losses as shown in the table below into components by loan type at each period end. Through such allocations, management does not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                                At June 30, 2001         At December 31, 2000
                                ----------------         --------------------


                                          Percent of                Percent of
                                            Loans                      Loans
                                           In Each                   In Each
                               Amount     Category      Amount       Category
                              (in 000's)  To Loans     (in 000's)    To Loans
                              ----------  ---------    ----------   ----------

Allocation of allowance for
   loan losses:
   Commercial                     $4,054      47.2%       $3,055        54.7%
   Residential real estate           217      51.5%          224        44.6%
   Consumer and other                311       1.3%          246         0.7%
   Unallocated                       176         -%          547           -%
                              ------------------------------------------------
      Total                       $4,758    100.00%       $4,072      100.00%
                              ==========               =========



     The unallocated allowance decreased $371,000 to $176,000 at June 30, 2001 from $547,000 at December 31, 2000. This decline resulted from the classification of loans to one borrower as substandard which necessitated an increase in the amount allocated to these loans. The Company's reserve methodology requires all credits to have a specific reserve, and all classified credits to have higher specific reserves, even though management may believe the loan to be adequately collateralized. The unallocated loan loss reserves represent inherent losses in the portfolio based on several considerations including general economic conditions.

Commitments

     In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At June 30, 2001 and December 31, 2000, firm loan commitments approximated $49.7 million and $60.3 million respectively, and commitments for standby letters of credit approximated $3.3 million and $3.8 million, respectively.


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

Item 4: Submission of Matters to a Vote of Securities Holders None.

Item 5: Other Information None

Item 6: Exhibits and Reports on Form 8-K

     The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

                    Exhibit No.
                    -----------

                    10   Amended and Restated Material Contracts.- None

                    21 Subsidiaries of the Company. First Republic Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware (the "Delaware Bank") is also a wholly-owned subsidiary of the Company, commenced operations on June 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Board of Governors of the Federal Reserve Board.


     All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

     **Incorporated by reference in the Company's Form 10-K, filed March 23,
2001.

Reports on Form 8-K

No reports on form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Republic First Bancorp, Inc., Registrant


                                  /s/ Jere A. Young
                                  ------------------------------------
                                  Jere A. Young
                                  President and Chief Executive Officer


                                  /s/ Paul Frenkiel
                                  ------------------------------------
                                  Paul Frenkiel
                                  Executive Vice President
                                  and Chief Financial Officer

Dated:  August 14, 2001