Form 10-Q
period 2001-09-30
REPUBLIC FIRST BANCORP INC
filed 2001-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

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

              6,358,126 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2001

                                  Page 1 of 38

                        Exhibit index appears on page 36

                                TABLE OF CONTENTS

                                                                           Page
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                     3

Item 2:  Management's Discussion and Analysis of Financial Condition and     14
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk          24

Part II: Other Information

Item 1:  Legal Proceedings                                                   36

Item 2:  Changes in Securities and Use of Proceeds                           36

Item 3:  Defaults Upon Senior Securities                                     36

Item 4:  Submission of Matters to a Vote of Security Holders                 36

Item 5:  Other Information                                                   36

Item 6:  Exhibits and Reports on Form 8-K                                    36

                                            PART I - FINANCIAL INFORMATION



Item 1:           Financial Statements (unaudited)



                                                                                                         Page Number


(1) Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000......................          4

(2) Consolidated Statements of Operations for the three and nine months ended
    September 30, 2001 and 2000.....................................................................          5

(3) Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2001 and 2000.....................................................................          6

(4) Notes to Consolidated Financial Statements......................................................          7


                                            Republic First Bancorp, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets
                                           as of September 30, 2001 and December 31, 2000
                                               dollars in thousands, except share data
                                                             (unaudited)


ASSETS:                                                                        September 30, 2001               December 31, 2000
                                                                            -------------------------     -------------------------

Cash and due from banks                                                                      $25,557                    $20,990
Interest -bearing deposits with banks                                                            424                        460
Federal funds sold                                                                            33,077                     29,207
                                                                            -------------------------     -------------------------
Total cash and cash equivalents                                                               59,058                     50,657

Other interest-earning restricted cash                                                         4,323                          -

Securities available for sale, at fair value                                                 125,533                    152,134
Securities held to maturity at amortized cost
     (fair value of $13,547 and $17,750, respectively)                                        13,505                     17,707

Loans receivable (net of allowance for loan losses of
     $5,223 and $4,072, respectively)                                                        460,829                    418,313

Premises and equipment, net                                                                    5,369                      5,153
Accrued income and other assets                                                               10,211                     11,673
                                                                            -------------------------     -------------------------

Total Assets                                                                                $678,828                   $655,637
                                                                            =========================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
Demand - non-interest-bearing                                                                $65,925                    $44,281
Demand - interest-bearing                                                                     48,594                     29,784
Money market and savings                                                                     114,813                     76,510
Time under $100,000                                                                          161,743                    175,834
Time $100,000 or more                                                                         84,823                     99,142
                                                                            -------------------------     -------------------------
    Total Deposits                                                                           475,898                    425,551

Other borrowed funds                                                                         142,500                    176,442
Accrued expenses and other liabilities                                                        12,491                     10,614
                                                                            -------------------------     -------------------------

Total Liabilities                                                                            630,889                    612,607
                                                                            -------------------------     -------------------------

Shareholders' Equity:

Common stock par value $0.01 per share, 20,000,000
Shares authorized; shares issued
    6,358,126 as of September 30, 2001 and
    December 31, 2000                                                                             63                            63
Additional paid in capital                                                                    32,117                        32,117
Retained earnings                                                                             16,500                        14,446
Treasury stock at cost (175,172 shares
    At September 30, 2001 and December 31, 2000)                                             (1,541)                       (1,541)
Accumulated other comprehensive income (loss)                                                    800                       (2,055)
                                                                            -------------------------     -------------------------
Total Shareholders' Equity                                                                    47,939                        43,030
                                                                            -------------------------     -------------------------
Total Liabilities and Shareholders' Equity                                                  $678,828                      $655,637
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

                                                                   Quarter to Date                       Year to Date
                                                                     September 30,                      September 30,

                                                              2001                2000               2001              2000
                                                              ----                ----               ----              ----
Interest income:
   Interest and fees on loans                               $9,671              $9,111            $28,294           $24,739
   Interest and dividend income on
  federal funds sold and other                                 134                 231              1,190               298
  interest-earning balances
   Interest on investments                                   2,190               2,958              7,119             9,225
                                                -------------------   -----------------      -------------   ---------------
   Total interest income                                    11,995              12,300             36,603            34,262
                                                -------------------   -----------------      -------------   ---------------

Interest expense:
   Demand interest-bearing                                     199                 189                494               387
   Money market and savings                                    728                 800              2,442             1,942
   Time $100,000 or more                                     1,241               1,365              4,374             3,412
   Time under $100,000                                       2,517               2,699              8,071             7,137
   Other borrowed funds                                      2,265               2,709              7,047             8,711
                                                -------------------   -----------------      -------------   ----------------
   Total interest expense                                    6,950               7,762             22,428            21,589
                                                -------------------   -----------------      -------------   ---------------
Net interest income                                          5,045               4,538             14,175            12,673
                                                -------------------   -----------------      -------------   ----------------
Provision for loan losses                                      570                 200              1,347               600
                                                -------------------   -----------------      -------------   ---------------
Net interest income after provision
     for loan losses                                         4,475               4,338             12,828            12,073
                                                -------------------   -----------------      -------------   ---------------

Non-interest income:
    Service charges                                            562                 413              1,608             1,048
    Gains on securities sold
                                                                 -                   -                 13                 -
    Tax refund revenue                                           -                   -                253               181
    Other income                                                32                  24                 78                82
                                                -------------------   -----------------      -------------   ---------------
                                                               594                 437              1,952             1,311
Non-interest expenses:
   Salaries and benefits                                     2,081               1,855              6,120             5,034
   Occupancy and equipment                                     586                 490              1,717             1,409
   Legal expenses                                              310                 254                429               373
   Other expenses                                            1,116               1,061              3,449             2,637
                                                -------------------   -----------------      -------------   ---------------
                                                             4,093               3,660             11,715             9,453
                                                -------------------   -----------------      -------------   ---------------

Income before income taxes                                     976               1,115              3,065             3,931
Provision for income taxes                                     322                 368              1,011             1,297
                                                -------------------   -----------------      -------------   ---------------
Net income                                                    $654                $747             $2,054            $2,634
                                                ===================   =================      =============   ===============

Net income per share:
                                                -------------------   -----------------      -------------   ---------------
Basic                                                        $0.11               $0.12              $0.33             $0.43
                                                ===================   =================      =============   ===============

                                                -------------------   -----------------      -------------   ---------------
Diluted                                                      $0.10               $0.12              $0.32             $0.42
                                                ===================   =================      =============   ===============

                                      (See notes to consolidated financial statements)


                                Republic First Bancorp, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                   For the Nine Months Ended September 30,
                                            Dollars in thousands
                                                 (unaudited)

                                                                                 2001           2000
                                                                           --------------- ----------------

Cash flows from operating activities:
     Net income                                                                    $2,054           $2,634
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                                   1,347              600
        Loss on sale of other real estate owned                                         -               53
        Depreciation and amortization                                                 949              456

        Decrease in loans held for sale                                                 -            4,857
        Decrease (increase) in accrued income
           and other assets                                                           (8)              489
        Increase in accrued expenses
           and other                                                                1,877            1,122
        liabilities
          Net increase in deferred fees                                                54              155
                                                                           --------------- ----------------
     Net cash provided by operating activities                                      6,273           10,366
                                                                           --------------- ----------------
Cash flows from investing activities:
     Purchase of securities
     held to maturity                                                              (3,529)          (1,100)
     Proceeds from principal collected on securities                               24,732           17,799
     Proceeds from calls of held to maturity securities                             5,831                -
     Proceeds from sale of available for sale securities                            7,842                -
     Net increase in loans                                                        (43,917)         (51,420)
     Increase in other interest-earning restricted cash                            (4,323)               -
     Net proceeds from sale of other real estate owned                                  -              590
     Premises and equipment expenditures                                             (913)            (466)
                                                                           --------------- ----------------
     Net cash (used in) investing activities                                      (14,277)         (34,597)
                                                                           --------------- ----------------

Cash flows from financing activities:
     Net increase in demand, money
          market and savings deposits                                              78,757           37,264
     Net decrease in borrowed funds less than 90 days                             (16,442)          (6,600)
     Repayment of borrowed funds greater than 90 days                             (17,500)         (50,000)
     Net increase (decrease) in time deposits                                     (28,410)          68,803
                                                                           --------------- ----------------
     Net cash provided by financing activities                                     16,405           49,467
                                                                           --------------- ----------------
Increase in cash and cash equivalents                                               8,401           25,236
Cash and cash equivalents, beginning of period                                     50,657           21,110
                                                                           --------------- ----------------
Cash and cash equivalents, end of period                                          $59,058          $46,346
                                                                           =============== ================
Supplemental disclosure:
     Interest paid                                                                $23,969          $21,375
                                                                           =============== ================
     Taxes paid                                                                    $1,750          $   500
                                                                           =============== ================

Non-cash transactions:
      Change in unrealized gain/(loss) on securities available
      for sale, net of tax                                                        $ 2,855           $1,717
      Change in deferred taxes due to change in unrealized
       gain on securities available for sale                                       (1,471)            (884)


                              (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1: Organization

       Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank and First Bank of Delaware offer a variety of banking services to individuals and businesses primarily in Greater Philadelphia, Delaware and Southern New Jersey through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County in Delaware.


       These interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000. The interim results of operations may not be indicative of results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Note 2: Summary of Significant Accounting Policies:

    Principles of Consolidation:

       The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First Republic Bank and First Bank of Delaware (together the "Banks"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Since the allowance for loan losses is dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is possible that the estimates of the allowance for loan losses may vary materially in the near term.



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

       The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no expected significant impact on earnings, financial condition, or equity upon adoption of Statement No. 142.


       Asset Retirement Obligations

       In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

       This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Company does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.

       Impairment or Disposal of Long-Lived Assets

       In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

       This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this

Statement generally are to be applied prospectively. The Company does not expect the adoption of the Statement to have an impact on it's earnings, financial condition, or equity.


 Note 5: Segment Reporting

       The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

       Republic First Bancorp has four reportable segments: two community banking segments, tax refund products and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") offered on a national basis to customers of Liberty Tax Services, a national tax preparation firm. Short-term consumer loans are loans made to customers which have principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states outside of the Company's Pennsylvania, New Jersey and Delaware markets and involve rates and fees significantly different than other loan products offered by the Banks.

       The accounting policies of the segments are the same as those described in the notes to consolidated financial statements from the Company's Form 10-K. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon income before provision for income taxes.

       Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.


                                          As of and for the nine months ended September 30,
                                                       (dollars in thousands)

                                    2001                                                         2000
                                 -----------                                                  ------------
                   First                         Short-                 First                                Short-
                   Republic  Delaware  Tax       term                   Republic     Delaware      Tax       term
                   Bank      Bank      Refunds   loans      Total       Bank         Bank          Refunds   loans        Total
                   -----------------------------------------------    --------------------------------------------------------------
External customer
revenues

Interest income    $33,321    $1,694    $ -     $1,588     $36,603     $ 33,314        $ 948        $ -          $ -     $ 34,262

Other income         1,317       325    253         57       1,952        1,038           92        181            -        1,311
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------

Total external
customer revenues   34,638     2,019    253      1,645      38,555       34,352        1,040        181            -       35,573
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------


Intersegment
revenues:

Interest income          -         -      -          -           -            -            -          -            -            -

Other income            57         -      -          -          57           57            -          -            -           57
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------


Total intersegment
revenues                57         -      -          -          57           57            -          -            -           57
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------


Total revenues      34,695     2,019    253      1,645      38,612       34,409        1,040        181            -       35,630
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------


Depreciation and
amortization           851        98      -          -         949          384           72          -            -          456

Other external
operating expenses  30,731     2,320    174      1,316      34,541       29,749        1,437          -            -       31,186

Intersegment
expense:

Other operating
expense                  -        57      -          -          57            -           57          -            -           57

Interest expense         -         -      -          -           -            -            -          -            -            -
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------

Segment expenses    31,582     2,475    174      1,316      35,547       30,133        1,566          -            -       31,699
                   -------    ------   ----    -------    --------     --------        -----       ----         ----     --------

Segment income
(loss) before
taxes              $ 3,113    $ (456)   $79      $ 329     $ 3,065      $ 4,276        $(526)     $ 181          $ -      $ 3,931
                   =======    ======   ====    =======    ========     ========        =====      =====         ====     ========


Segment assets     626,945    43,383      -      8,500     678,828      613,425       28,024          -            -      641,449

Capital
expenditures           739       139     25         10         913          401           65          -            -          466


                                         As of and for the three months ended September 30,
                                                       (dollars in thousands)

                                      2001                                                         2000
                                   -----------                                                  ------------

                  First                                Short-                  First                                 Short-
                  Republic      Delaware    Tax        term                    Republic       Delaware   Tax         term
                  Bank          Bank        Refunds    loans      Total        Bank           Bank       Refunds     loans   Total
                  ------------------------------------------------------------ -----------------------------------------------------

External customer
revenues:

Interest income    $10,376      $ 550        $ -    $ 1,069     $ 11,995       $ 11,853       $ 447       $ -     $ -      $ 12,300

Other income           489        105          -          -          594            411          26         -       -           437
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Total external
customer revenues   10,865        655          -      1,069       12,589         12,264         473         -       -        12,737
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Intersegment
revenues:

Interest income          -          -          -          -            -              -           -         -       -             -

Other income            19          -          -          -           19             19           -         -       -            19
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Total intersegment
revenues                19          -          -          -           19             19           -         -       -            19
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Total revenues      10,884        655          -      1,069       12,608         12,283         473         -       -        12,756
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Depreciation and
amortization           465         31          5          -          501            145          26         -       -           171

Other external
operating expenses   9,622        773          -        717       11,112         10,811         640         -       -        11,451

Intersegment
expense:

Other operating
expense                  -         19          -          -           19              -          19         -       -            19

Interest expense         -          -          -          -            -              -           -         -       -             -
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Segment expenses    10,087        823          5        717       11,632         10,956         685         -       -        11,641
                  ---------  --------- ---------- ---------- ------------ -------------- ------------ --------  ------  ------------

Segment income
(loss) before
taxes                $ 797     $ (168)      $ (5)     $ 352        $ 976        $ 1,327      $ (212)      $ -     $ -       $ 1,115
                  =========  ========= ========== ========== ============ ============== ============ ========  ======  ============

Segment assets     626,945     43,383          -      8,500      678,828        613,425      28,024         -       -       641,449

Capital
expenditures           319         79         25         10          433            250          28         -       -           278


Note 6: Earnings Per Share:

       Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are not dilutive are not included for purposes of this calculation. At September 30, 2001 and 2000, respectively, 113,440 and 275,310 of CSEs were not dilutive, but may be dilutive in the future.

       The following table is a comparison of EPS for the three and nine months ended September 30, 2001 and 2000.

                                                  Quarter to Date                                       Year to Date
                                           2001                     2000                   2001                   2000

Net income                           $654,000                $747,000              $2,054,000             $2,634,000

                                      Shares     Per Share     Share   Per Share      Shares    Per Share    Share      Per Share
                                      ------     ---------     -----   ---------      ------    ---------    -----      ---------
Weighted average shares
   For period                       6,182,954               6,168,729               6,182,954              6,168,729
Basic EPS                                          $0.11                  $0.12                    $0.33                   $0.43
Add common stock equivalents
                                      188,372                  70,127                 174,997                110,760
                                      -------                  ------                 -------                -------
representing dilutive stock options
Effect of dilutive CSE                            $(0.01)                 $0.00                   $(0.01)                 $(0.01)
                                                                          -----                                          -------
Equals total weighted average
shares and CSE (diluted)            6,371,326               6,238,856               6,357,951              6,279,489
                                    =========               =========               =========              =========
Diluted EPS                                        $0.10                  $0.12                    $0.32                   $0.42
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


(dollar amounts in thousands)                                   Three months ended                     Nine months ended
                                                                  September 30,                          September 30,
                                                        -----------------------------------    -----------------------------------
                                                             2001               2000                2001                2000
                                                        ---------------    ----------------    ---------------     ---------------
Net income                                                        $654                $747             $2,054             $ 2,634

Other comprehensive income, net of tax:
    Unrealized gains on securities:
            Unrealized holding gains during the period
                                                                 2,280               2,149              2,864               1,717
       Less:  Reclassification adjustment for gains
             included in net income
                                                                     -                   -                 (9)                  -
                                                        ---------------    ----------------    ---------------     ---------------
Comprehensive income                                            $2,934              $2,896             $4,909              $4,351
                                                        ===============    ================    ===============     ===============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

       The following is Management's Discussion and Analysis of the significant changes in the Company's results of operations, financial condition, and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

       Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 and applicable rules of the Securities and Exchange Commission. Such statements typically include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective", "strategy" and similar expressions or variations on such expressions. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q filed by the Company in 2001, Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

September 30, 2001 Compared to December  31, 2000

       Total assets increased $23.2 million to $678.8 million at September 30, 2001 versus $655.6 million at December 31, 2000. This increase was driven principally by a $42.5 million increase in net loans, which were funded by deposit growth.

Loans:

The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Net loans increased $42.5 million, or 10.2%, to $460.8 million at September 30, 2001 from $418.3 million at December 31, 2000. The loan portfolio consists of commercial and industrial ("C&I") loans, commercial and residential construction loans, commercial real estate loans, residential mortgages, short-term consumer loans, home equity loans, lines of credit and others. During 2000, the Company introduced two new products: commercial construction loans and residential construction loans. Commercial construction loans are loans to developers for commercial or residential construction. These loans generally have an appraised loan to value ratio no greater than 80% and are generally secured by the property and in some cases, the guarantee of the owner. Residential construction loans are loans to individuals, generally to build a primary residence. Upon completion of construction, residential construction loans are repaid by borrowers with the proceeds of permanent first mortgage loans. Consistent with the Company's long-term strategy of increasing the ratio of variable rate loans, rates on most loan originations in the year 2001 were tied to the prime rate of interest. That strategy reflects the repricing characteristics of the majority of the Banks' funding sources which are also variable. At September 30, 2001, the Bank had approximately $5.8 million of short-term consumer loans outstanding. These loans were first offered in the second quarter of 2001 and represent a new business segment. These loans have principal amounts of less than $1,000, and terms of approximately two weeks. These loans are made in states outside of the Company's Pennsylvania, New Jersey and Delaware markets.

Securities available for sale and held to maturity:

Securities available for sale may be sold in response to changing market and interest rate conditions or for other business purposes. Available for sale securities decreased $26.6 million, or 17.5%, to $125.5 million at September 30, 2001 from $152.1 million at December 31, 2000. This decrease reflected both the sale of an $8.0 million security on which a gain of $13,000 was realized and principal repayments which were partially offset by a $4.3 million increase in market value on securities classified as available-for-sale. Securities held to maturity are investments for which there is positive intent and ability to hold to maturity. These investments are carried at amortized cost. Held to maturity securities decreased $4.2 million, or 23.7% to $13.5 million at September 30, 2001 from $17.7 million at December 31, 2000. The decline is primarily due to the redemption of Federal Home Loan Bank stock.

Cash and due from banks:

Cash and due from banks, interest-bearing deposits and federal funds represent the Company's most liquid assets. The aggregate amount in these three categories increased $8.4 million to $59.1 million at September 30, 2001 from $50.7 million at December 31, 2000, reflecting increases in federal funds sold and due from banks related to the timing of overnight cash letters.

Other interest-earning restricted cash:

Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At September 30, 2001, the balance was $4.3 million versus $0 at December 31, 2000.

Deposits:

Deposits, which include non-interest-bearing demand deposits and interest-bearing time, money market and savings deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through a variety of products to attract and retain customers, with a primary focus on building and expanding multi-product relationships.

Deposits increased $50.3 million, or 11.8%, to $475.9 million at September 30, 2001 from $425.6 million at December 31, 2000. The aggregate of transaction accounts, which include demand, money market and savings accounts, increased $78.8 million, or 52.3%, to $229.3 million at September 30, 2001 from $150.6 million at December 31, 2000. Certificates of deposit decreased by $28.4 million, or 10.3%, to $246.6 million at September 30, 2001 from $275.0 million at December 31, 2000. The Company is emphasizing core deposit growth in 2001 as part of a long-term strategy to reduce reliance on borrowed funds. The decline in time deposits resulted from the Company's decision to let higher costing time deposits mature and replace them with core deposits.

Other Borrowed Funds:

Other borrowed funds are comprised of overnight federal funds purchased and term FHLB borrowings. Other borrowed funds were $142.5 million at September 30, 2001, a decrease of $33.9 million, or 19.2% when compared to the December 31, 2000 total of $176.4 million. The decrease in borrowed funds was funded primarily with increases in deposit balances, consistent with the Banks' strategy to increase lower cost deposits through focused marketing efforts and decrease higher cost borrowings.

         The Company's shareholders' equity as of September 30, 2001 and December 31, 2000 was $47.9 million and $43.0 million, respectively. Book value per share of the Company's common stock increased from $6.96 as of December 31, 2000 to $7.75 as of September 30, 2001. This increase was mainly attributable to retained earnings and the $2.9 million increase in market value of the available for sale securities portfolio, net of deferred taxes.

Results of Operations:

Three Months Ended September 30, 2001 Compared to September 30, 2000


Overview

         The Company's net income decreased $93,000 to $654,000 for the three months ended September 30, 2001, from $747,000 for the three months ended September 30, 2000. Net interest income in those respective periods increased $507,000, reflecting a 16.6% increase in combined average commercial loans and residential construction loans and a 41.3% increase in average lower costing core deposits and increased short-term loan income. However, significant amounts of the resulting increase in margin were offset by margin contractions resulting from the impact of the 75 basis point drop in the prime rate during the quarter, as a result of Federal Reserve Board rate reductions. That drop compounded the residual effect of comparable rate reductions of 275 basis points in the first two quarters of the year. Specifically, loans tied to the prime rate of interest were adjusted lower immediately, while the reductions in interest expense were significantly dependent upon maturity and repricing of certificates of deposit. The decrease in income also reflected increased operating expenses and a higher provision for loan losses during the quarter resulting from short-term consumer loans and the classification of approximately $5.4 million in loans to one borrower as non-accrual which necessitated the reversal of $342,000 in accrued interest income. Diluted earnings per share for the three months ended September 30, 2001 were $0.10 compared to $0.12 for the prior year period due to the decrease in net income. Return on average assets and equity were 0.41% and 5.57% respectively, compared to 0.48% and 6.78%, respectively, for the corresponding period in 2000.

Analysis of Net Interest Income

         Net interest margin (net interest income as a percentage of average interest-earning assets) was 3.31% for the three months ended September 30, 2001 compared to 3.03% for the three months ended September 30, 2000. This increase reflected the 16.6% loan growth, the 41.3% core deposit growth and an increase in short-term consumer loan fees as these fees contributed $1.1 million in interest income and resulted in a 70 basis point increase in margin. Overall, the Company was negatively impacted by the 75 basis point decline in the prime rate of interest during the quarter and the continuing net effect of the 275 basis point decline in the first two quarters of the year. In addition, the margin was negatively impacted 22 basis points resulting from the reversal of

$342,000 in interest income as a loan to one borrower was placed on non-accrual status in the third quarter of 2001.

         Net interest income increased $507,000, or 11.2%, to $5.0 million for the three months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000. This increase resulted from growth in commercial and residential construction loans, core deposit growth and the addition of the short-term consumer loans as noted above. These benefits were partially offset by the impact of a decline in rates on loans tied to the prime rate of interest and the effect of the interest reversal for the non-accrual loan. As shown in the following Rate Volume table, the increase in net interest income was due to the positive effect of volume changes totaling $1.9 million partially offset by the negative impact of rate changes of $1.4 million. The positive impact from volume changes was attributable to an increase in average interest-earning assets, which increased $9.4 million (on average) to $608.7 million during the quarter ended September 30, 2001, from $599.9 million for the prior comparable period. The negative effect of the rate changes was driven by the decline in the prime commercial loan rate resulting from Federal Reserve Board rate cuts, as previously noted.

         The Company's total interest income decreased $305,000 or 2.5%, to $12.0 million for the three months ended September 30, 2001 from $12.3 million for the three months ended September 30, 2000, reflecting the lower rate environment.

         Interest and fees on loans increased $560,000, or 6.2%, to $9.7 million for the three months ended September 30, 2001 from $9.1 million for the prior comparable period. This increase was driven by the 16.6% commercial and residential construction loan growth and the addition of $1.1 million in short-term loan fees which were not present in the prior comparable period. Average loans increased $49.8 million, or 12.4% to $451.2 million. This was partially offset by a decline in the rates earned on commercial loans tied to the prime rate of interest resulting from Federal Reserve Board rate cuts and the reversal of accrued interest on the non-accrual loans. Interest and dividend income on securities decreased $768,000, or 26.0%, to $2.2 million for the three months ended September 30, 2001 from $3.0 million for the prior comparable period reflecting a decrease in the gross average balance of securities owned of $41.8 million, or 22.7%, to $142.3 million for the three months ended September 30, 2001 from $184.1 million for the prior comparable period. This decline reflects the Company's continuing strategy to reduce securities and redeploy the proceeds into higher yielding assets. In addition to the reduced average outstandings, the yield earned on these securities decreased 27 basis points to 6.16% due to the amortization, maturity and sale of higher yielding securities. Federal funds sold and other interest earning balances income decreased due to the lower interest rate environment.

         Interest expense decreased $812,000 or 10.5%, to $6.9 million for the three months ended September 30, 2001 from $7.8 million for the prior comparable period. Interest-bearing liabilities averaged $528.0 million, a decrease of $8.4 million, or 1.6%, from $536.4 million for the prior year comparable period. The net decline in interest-bearing liabilities contributed $409,000 to the decrease in expense while the 52 basis point decline in rates paid on interest-bearing liabilities contributed the remaining $403,000 of the decrease. The decline in interest-bearing liabilities reflected the repayment of other borrowed funds which was funded with $41.3 million growth in average deposits. The average rate paid on interest-bearing liabilities decreased to 5.22% for the three months ended September 30, 2001 from 5.74% for the prior comparable period, reflecting the lower interest rate environment resulting from the Federal Reserve Board rate cuts. Certificates of deposit (time deposit) interest expense decreased $306,000 or 7.5%. This decrease was primarily due to a decline in the average volume of certificates of deposit of $12.1 million, or 4.7%, to $243.3 million for the three months ended September 30, 2001 from $256.3 million for the three months ended September 30, 2000. That decline resulted in $205,000 of the decrease. The decrease in average rate of interest paid on time deposits contributed the remaining $101,000 of the decrease in interest expense. This decline reflected the lower interest rate environment as mentioned previously.

         Interest expense on FHLB advances and overnight federal funds purchased was $2.3 million for the three months ended September 30, 2001 compared to $2.7 million for the prior comparable period, a decline of $444,000, or 16.4%. This decrease reflected a decrease in the average volume of other borrowed funds of $39.0 million, or 21.0% to $147.0 million for the three months ended September 30, 2001 from $186.0 million for the prior comparable period as borrowings were replaced with core deposits. The decline in volume more than offset the 33 basis point increase in average rate paid for borrowed funds, which rose from 5.78% at September 30, 2000 to 6.11% at September 30, 2001. The rate increased in a decreasing rate environment as lower yielding shorter term advances were repaid while long-term advances at higher rates remained outstanding.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                           Three months ended September 30,
                                                                  2001 versus 2000
                                                              (dollars in thousands)
                                                                Due to change in:
                                               Volume                   Rate                    Total
                                             ------------            ------------            ------------
Interest earned on:

          Federal funds sold                        $ 20                  $ (117)                  $ (97)
          Securities                                (648)                   (120)                   (768)
          Loans                                    2,124                  (1,564)                    560
---------------------------------------------------------------------------------------------------------
     Total interest-earning assets                 1,496                  (1,801)                   (305)

Interest Expense of
      Deposits
         Interest-bearing demand deposits           (108)                     98                     (10)
         Money market and savings                   (283)                    355                      72
         Time deposits                               205                     101                     306
---------------------------------------------------------------------------------------------------------
     Total deposit interest expense                 (186)                    554                     368
         Other borrowed funds                        595                    (151)                    444
---------------------------------------------------------------------------------------------------------
              Total interest expense                 409                     403                     812
---------------------------------------------------------------------------------------------------------
Net interest income                              $ 1,905                 $(1,398)                  $ 507
---------------------------------------------------------------------------------------------------------




Provision for Loan Losses

         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects known and estimated inherent losses in the portfolio. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $570,000 and $200,000 for the three months ended September 30, 2001 and 2000, respectively. Approximately $355,000 of the provision reflected the impact of the short-term consumer loan program. As of September 30, 2001 and 2000, the ratio of the allowance for loan losses to total loans, net of deferred loan fees was 1.12% and 0.93%, respectively.

Non-Interest Income

         Total non-interest income increased $157,000 to $594,000 for the three months ended September 30, 2001 from $437,000 for the prior comparable period. This increase reflects increased loan advisory fees and increased service charges on deposit accounts resulting from higher service charge rates and growth in the number of core deposit accounts.


Non-Interest Expenses

         Total non-interest expenses increased $433,000 or 11.8% to $4.1 million for the three months ended September 30, 2001 as compared to the prior year comparable period. Salaries and benefits increased $226,000 or 12.2% to $2.1 million for the three months ended September 30, 2001 from $1.9 million for the comparable prior year period. Higher health insurance costs of $63,000 related to a change on benefit plans, a decline of $50,000 in loan cost deferrals, normal merit increases and expansion of the commercial loan department contributed to the increase.

         Occupancy and equipment expenses increased $96,000, or 19.6%, to $586,000 for the three months ended September 30, 2001 from $491,000 for the comparable prior year period. The increase resulted primarily from increased depreciation expense associated with the Company's internal computer network and other technology expenditures.

         Other non-interest expenses including legal increased $111,000, or 8.5%, to $1.4 million for the three months ended September 30, 2001 from $1.3 million for the comparable prior year period in 2000. This increase reflected increased legal fees, primarily related to loan collections.

Provision for Income Taxes

         The provision for income taxes decreased $46,000, or 12.5%, to $322,000 for the three months ended September 30, 2001 from $368,000 for the comparable prior year period. This decrease is the result of the decrease in pre-tax income from the comparable prior year period. The effective tax rate for both periods was approximately 33.0%.

Nine Months Ended September 30, 2001 Compared to September 30, 2000

Overview

         The Company's net income decreased $580,000 to $2.1 million for the nine months ended September 30, 2001 from $2.6 million for the nine months ended September 30, 2000. Net interest income for those respective periods increased $1.5 million, reflecting a 20.5% increase in combined average commercial and residential construction loans, the addition of higher yielding consumer loans, and a 48.0% increase in average lower costing core deposits. However, significant amounts of the resulting increase in margin were offset by margin contractions resulting from the impact of the 350 basis point drop in the prime rate of interest during the first nine months of the year, resulting from Federal Reserve Board rate reductions. Specifically, loans tied to the prime rate of interest were adjusted lower immediately, while the reductions in interest expense were significantly dependent upon maturity and repricing of certificates of deposit. The decrease in earnings also reflected increased operating expenses as a result of continued expansion of the commercial banking group and operational support for expanded product offerings. Earnings were also negatively impacted by higher provisions for loan losses during the year relating to short-term consumer loans. Finally, the classification of $5.4 million in loans to one borrower as non-accrual necessitated a $342,000 reversal of previously accrued interest income, as well as an additional provision for loan loss. Diluted earnings per share for the nine months ended September 30, 2001 were $0.32 compared to $0.42 for the nine months ended September 30, 2000, due primarily to the decrease in net income. Return on average assets and average equity were 0.42% and 6.00% respectively, compared to 0.59% and 8.25% respectively, for the same period in 2000. The decline in these ratios is due to lower net income.

Analysis of Net Interest Income

         Net interest margin (net interest income as a percentage of average interest-earning assets) was 3.03% for the nine months ended September 30, 2001 versus 2.94% for the comparable prior year. This increase resulted from 20.5% average growth in commercial and residential construction loans, the 48.0% increase in average lower costing core deposits and the addition of the short-term consumer loans as noted above. The modest increase in net interest margin reflected the positive impact of fees on short-term consumer loans in the second and third quarter of 2001 which offset the negative influence of the lower interest rate environment. These fees totaled $1.6 million and contributed approximately 34 basis points to the margin in 2001. The Company was negatively impacted by the 350 basis point decline in the prime rate in the year 2001 which immediately impacted the yield on interest-earning assets, especially in loans tied to the prime rate of interest, in advance of repricing certificates of deposit as well as the reversal of $342,000 in interest income for a loan placed on non-accrual status during the third quarter of 2001.

         The Company's net interest income increased $1.5 million, or 11.9%, to $14.2 million for the nine months ended September 30, 2001 from $12.7 million for the comparable prior year period. This increase resulted from the above mentioned growth in commercial and residential construction loans, core deposit growth and the addition of the short-term consumer loans as noted above. These increases offset the reduction in interest income earned on securities. As shown in the Rate Volume table below, the increase in net interest income was due to the positive effect of volume changes of approximately $4.1 million partially offset by the effect of lower interest rates which totaled $2.6 million. The positive impact of volume changes was attributable to a $48.2 million increase in average interest earning assets of 8.4%, to $623.8 million for the nine months ended September 30, 2001, from $575.6 million for the comparable prior year period.

         The Company's total interest income increased $2.3 million, or 6.8%, to $36.6 million for the nine months ended September 30, 2001 from $34.3 million for the prior comparable period. This increase reflected loan growth as described previously. The impact of the loan growth was partially offset by the reduction in the prime interest rate of 350 basis points and lower income from securities resulting from lower average balances outstanding.

         Interest and fees on loans increased $3.6 million, or 14.4%, to $28.3 million for the nine months ended September 30, 2001 from $24.7 million for the comparable prior year period. This increase reflected an increase in average loans of $59.1 million, or 15.6%, to $438.5 million and the addition of the short-term consumer loan product, which was partially offset by the impact of the lower prime rate of interest. Interest and dividend income on securities decreased $2.1 million, or 22.8%, to $7.1 million for the nine months ended September 30, 2001 from $9.2 million for the comparable prior year period. This decline was due to the $37.1 million, or 19.5% decrease in volume to an average of $153.0 million and a decline in rate of 27 basis points to 6.20%. The decline in securities reflects the Company's continuing strategy to reduce securities and redeploy the proceeds into higher yielding assets. Federal funds sold and other interest earning balances income increased by $892,000 to $1.2 million. Cash inflows from deposit generation and securities reductions exceeding loan growth and repayments of borrowed funds were invested as federal funds.


         The Company's total interest expense increased $839,000 or 3.9%, to $22.4 million for the nine months ended September 30, 2001 from $21.6 million for the prior comparable period. Interest-bearing liabilities averaged $543.6 million, an increase of $27.7 million, or 5.4%, from $515.5 million for the comparable prior year period. Total interest-bearing deposits on average increased $75.8 million or 24.2% to $389.8 million due to the success of the Company's deposit generation strategies. A portion of these funds was used to pay down other borrowed funds which declined $48.2 million on average.

         Interest expense on time deposits increased $1.9 million or 18.0% to $12.4 million. This increase was primarily due to an increase in average certificates of deposit of $31.7 million, or 13.7%, to $263.4 million for the nine months ended September 30, 2001 from $231.6 million for the comparable prior year period. The average rate of interest on time deposits increased to 6.32% at September 30, 2001 versus 6.07% at September 30, 2000 due to the higher interest rate environment during periods in the year 2000 when most of these certificates were originated.

         Interest expense on other borrowed funds (FHLB advances and overnight federal funds purchased) declined $1.7 million, or 19.1% to $7.0 million for the nine months ended September 30, 2001 compared to $8.7 million for the comparable prior year period. This decrease reflected a $48.2 million, or 23.9% decrease in the average volume of other borrowed funds to $153.8 million for the nine months ended September 30, 2001 from $201.9 million for the comparable prior year period. This decline was partially offset by the increase in the average rate on other borrowed funds which increased 38 basis points from 5.75% at September 30, 2000 to 6.13% at September 30, 2001. The maturity of lower cost borrowings resulted in an increase in the average rate.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the nine month period ending September 30, 2001 versus the comparable period for 2000. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table

                                                                Nine months ended September 30,
                                                                         2001 versus 2000
                                                                      (dollars in thousands)
                                                                         Due to change in:
                                                         Volume                  Rate                Total
                                                    ------------------       -------------      -------------
Interest Income
          Federal Funds                                         $ 978               $ (86)              $ 892
          Securities                                           (1,738)               (368)             (2,106)
          Loans                                                 5,380              (1,825)              3,555
--------------------------------------------------------------------------------------------------------------
              Total interest-earning assets                     4,620              (2,279)              2,341

Interest Expense
     Deposits
         Interest-bearing demand deposits                        (299)                192                (107)
         Money market and savings                                (971)                471                (500)
         Time deposits                                         (1,499)               (397)             (1,896)
--------------------------------------------------------------------------------------------------------------
              Total deposit interest expense                   (2,769)                266              (2,503)
     Other borrowed funds                                       2,208                (544)              1,664
--------------------------------------------------------------------------------------------------------------
                  Total interest expense                         (561)               (278)               (839)
--------------------------------------------------------------------------------------------------------------
Net interest income                                           $ 4,059            $ (2,557)            $ 1,502
--------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects known and estimated inherent losses in the portfolio. The level of the allowance for loan losses is determined by management based upon its evaluation of the known and inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. The provision for loan losses was $1.3 million and $600,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase was impacted by the classification of $5.4 million in loans to a single borrower as substandard. Approximately $535,000 of the increased provision reflected the results of the short-term consumer loan program. As of September 30, 2001 and 2000, the ratio of the allowance for loan losses to total loans, net of deferred loan fees was 1.12% and 0.93%, respectively.

Non-Interest Income

         Total non-interest income increased $641,000 to $2.0 million for the nine months ended September 30, 2001 from $1.3 million for the comparable prior year period. This was mainly attributable to an increase in non-interest income from loan advisory fees, increased deposit service charges and fees earned on participated loans. The increase in service fees on deposits is the result of increases in transaction based accounts and an increase in service charge rates.

Non-Interest Expenses

         Total non-interest expenses increased $2.3 million to $11.7 million for the nine months ended September 30, 2001 from $9.5 million for the prior year comparable period. Salaries and benefits increased $1.1 million or 21.6%, to $6.1 million for the nine months ended September 30, 2001 from $5.0 million for the prior year comparable period. The increase reflected an expansion of the commercial and residential construction loan departments and operational support for expanded product offerings. In addition to continued loan production, the commercial construction and residential construction loan departments generate non-interest income by generating related fees. Higher health insurance costs of $203,000 due to a change in benefit plans and increased costs, a decline of $168,000 in loan cost deferrals and normal merit increases also contributed to the rise in salaries and benefits.

         Occupancy and equipment expenses increased $308,000, or 21.9%, to $1.7 million for the nine months ended September 30, 2001 from $1.4 million for the prior year comparable period. The increase resulted primarily from increased depreciation expense associated with the Company's internal computer network and other technology expenditures.

         Other expenses including legal increased $868,000 to $3.9 million for the nine months ended September 30, 2001 from $3.0 million for the same period in 2000. This increase reflected increased legal fees, primarily related to loan collections. In addition, audit and accounting, telephone, professional fees, correspondent service charges, FDIC assessment charges and printing and supplies were higher due to the overall growth of the company. Also, advertising expense increased due to a continuation of the Company's branding campaign which began in the fall of 2000.

Provision for Income Taxes

         The provision for income taxes decreased $286,000, or 22.0%, to $1.0 million for the nine months ended September 30, 2001 from $1.3 million for the prior year comparable period. This decrease is the result of the decrease in pre-tax income. The effective tax rate for both years was approximately 33.0%.

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

         The difference between interest-sensitive assets and interest-sensitive liabilities is known as the "interest-sensitivity gap" ("GAP"). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

         Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also requires arbitrary assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date or earliest likely repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow which also considers prepayments based on historical data and current market trends. Savings accounts, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact the Company's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Therefore, for purposes of the GAP analysis, these deposits are not considered to reprice simultaneously. Accordingly, some of the deposits are reclassified from time frames of more than one year. However, management may choose not to reprice liabilities proportionately to change in market interest rates, for competitive or other reasons.

         Shortcomings are inherent in a simplified and static GAP analysis that may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different ways to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP in the manner presented in the table below.

         The Company attempts to manage its assets and liabilities in a manner that optimizes net interest income. Management uses GAP analysis and simulation models to attempt to monitor behavior of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to optimize net interest income.

         The following tables present a summary of the Company's interest rate sensitivity GAP at September 30, 2001. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage backed securities.


                                                                        Republic First Bancorp
                                                                       Interest Sensitivity Gap
(dollars in thousands)                                                 As of September 30, 2001
                             ------------------------------------------------------------------------------------------------------
                                                                                                         More   Financial
                               0-90      91-180   181-365     1 - 2      2 - 3      3 - 4      4 - 5    than 5   Statement  Fair
                               Days       Days      Days      Years      Years      Years      Years     Years    Total    Value
                             ------------------------------------------------------------------------------------------------------
Interest Sensitive Assets:

Securities, interest-
 bearing balances and due
 from banks                  $ 60,618  $ 11,155    $18,204   $ 31,458   $ 22,775   $ 13,286    $7,273   $12,093  $176,862  $176,904
  Average interest rate         3.93%     5.82%      5.96%      6.04%      6.03%      5.94%     5.79%     6.05%
Loans receivable              197,729    27,595     40,049     60,677     47,877     34,260    19,417    33,225   460,829   478,905
  Average interest rate         6.68%     8.28%      8.15%      8.12%      7.95%      8.06%     7.70%     6.54%

Total                         258,347    38,750     58,253     92,135     70,652     47,546    26,690    45,318   637,691   655,809
                            -------------------------------------------------------------------------------------------------------
Cumulative Totals            $258,347  $297,097   $355,350   $447,485   $518,137   $565,683  $592,373  $637,691
                            ===================================================================================

Interest Sensitive Liabilities:

Demand Interest Bearing      $ 28,822     $ 933     $  617    $ 1,234   $  1,234   $  1,234  $ 14,520       $ -   $48,594   $48,594
  Average interest rate         0.89%     0.60%      0.60%      0.60%      0.60%      0.60%     0.60%     0.00%
Savings Accounts                3,935       127         84        169        168        168     1,982       $ -     6,633     6,633
  Average interest rate         1.53%     1.53%      1.53%      1.53%      1.53%      1.53%     1.53%     0.00%
Money Market Accounts          64,163     2,077      1,374      2,747      2,747      2,747    32,325       $ -   108,180   108,180
  Average interest rate         2.97%     1.50%      1.50%      1.50%      1.50%      1.50%     1.50%        -%

Time Deposits                  85,085    55,851     73,443     18,882      4,103      8,024     1,168        10   246,566   249,390
  Average interest rate         5.67%     5.78%      5.37%      4.89%      6.07%      6.89%     6.17%     4.59%
FHLB Borrowings                     -    12,500      5,000          -     25,000    100,000         -         -   142,500   151,420
  Average interest rate            -%     5.39%      6.05%         -%      5.83%      6.28%     0.00%     0.00%

Total                         182,005    71,488     80,518     23,032     33,252    112,173    49,995        10   552,473   564,217
                            -------------------------------------------------------------------------------------------------------
Cumulative Totals            $182,005  $253,493   $334,011   $357,043   $390,295   $502,468  $552,463  $552,473
                            ===================================================================================

Interest Rate

  Sensitivity GAP            $ 76,342  $(32,739)  $(22,265)   $69,103    $37,400   $(64,627) $(23,305)  $45,308

Cumulative GAP               $ 76,342   $43,604    $21,339    $90,442   $127,842    $63,215   $39,910  $ 85,218

Interest Sensitive Assets/
  Interest Sensitive
   Liabilities                   142%      117%       106%       125%       133%       113%      107%      115%

Cumulative GAP/
  Total Earning Assets            12%        7%         3%        14%        20%        10%        6%       13%


Total Earning Assets         $637,691
                           ==========

Off balance sheet items Notional value:
Commitments to
 extend credit                $ 3,777   $53,394
                           --------------------
Average interest rate           7.00%     7.00%


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

         Through the use of income simulation modeling, the Company has estimated net interest income for the year ending September 30, 2002, based upon the assets, liabilities and off-balance sheet financial instruments in existence at September 30, 2001. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in the interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending September 30, 2002 and December 31, 2001. Quarterly changes could be significantly more or less than annual estimates. In fact, certain quarters within a one-year period could show an increase while other quarters might reflect a decrease.

                                                    Percentage Change
    Rate shocks to interest rates           9/30/02                 12/31/01
    -----------------------------           -------                 --------
                 +2%                           1.7%                   (0.3%)
                 +1%                           1.1                     0.4
                 -1%                          (1.4)                   (2.9)
                 -2%                          (5.0)                   (9.8)

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

         Regulatory Matters

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At September 30, 2001 and December 31, 2000, First Republic Bank, First Bank of Delaware and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

         The following table presents the Company's regulatory capital ratios at September 30, 2001 and December 31, 2000:

                                                      Actual                 For Capital                  To be well
                                                                       Adequacy purposes            capitalized under FRB
                                                                                                      capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        ------------     ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At September 30, 2001
     Total risk based capital
         First Republic Bank                 45,318           11.64%         31,152        8.00%       38,940       10.00%
         First Bank of DE                     5,036           20.07%          2,007        8.00%        2,509       10.00%
         Republic First Bancorp,             52,111           12.59%         33,115        8.00%       41,393       10.00%
         Inc.

     Tier 1 risk based capital
         First Republic Bank                 40,432           10.38%         15,576        4.00%       23,364        6.00%
         First Bank of DE                     4,722           18.82%          1,004        4.00%        1,505        6.00%
         Republic First Bancorp,             46,888           11.33%         16,557        4.00%       24,836        6.00%
         Inc.

     Tier 1  leveraged capital
         First Republic Bank                 40,432            6.74%         29,999        5.00%       29.999        5.00%
         First Bank of DE                     4,722           12.95%          1,823        5.00%        1,823        5.00%
         Republic First Bancorp,             46,888            7.40%         31,666        5.00%       31,666        5.00%
         Inc.


                                                      Actual                 For Capital                  To be well
                                                                       Adequacy purposes            capitalized under FRB
                                                                                                      capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        ------------     ------------  -------------  -----------  -----------  -----------
At December 31, 2000
    Total risk based capital

       First Republic Bank                 42,281            11.92%        28,639         8.00%       35,461        10.00%

       First Bank of DE                     3,648            19.34%         1,509         8.00%        1,886        10.00%

       Republic First Bancorp, Inc.        48,907            13.08%        29,917         8.00%       37,396        10.00%

    Tier 1 risk based capital

       First Republic Bank                 38,471            10.85%        14,184         4.00%       21,277         6.00%

       First Bank of DE                     3,387            17.96%           754         4.00%        1,132         6.00%

       Republic First Bancorp, Inc.        44,835            11.99%        14,958         4.00%       22,438         6.00%

    Tier 1  leveraged capital

       First Republic Bank                 38,471             6.19%        31,060         5.00%       31,060         5.00%

       First Bank of DE                     3,387            12.15%         1,394         5.00%        1,394         5.00%

       Republic First Bancorp, Inc.        44,835             6.91%        32,446         5.00%       32,446         5.00%


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

         The Company's cash and cash equivalents totaled $59.1 million at September 30, 2001 compared to $50.7 million at December 31, 2000 due to timing issues. Additionally, the majority of its securities are also available to satisfy liquidity requirements through pledges to the FHLB to access its line of credit.

         Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. At September 30, 2001, the Bank had $151.3 million in unused lines of credit available to it, substantially all of which was with the Federal Home Loan Bank, compared to $149.6 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short-term needs at current market rates and require pledging of the securities as noted above.

         At September 30, 2001, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $57.2 million. Certificates of deposit which are scheduled to mature within one year totaled $214.4 million at September 30, 2001, and other borrowed funds are scheduled to mature within the same period amounted to $17.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

         The Banks' target liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks' interest-earning assets, with projected future outflows of deposits and other liabilities. The Bank has established lines of credit from correspondents, in the amount of $10.0 million, as contingent sources of liquidity. Additionally, First Republic Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh as noted above. As of September 30, 2001 and December 31, 2000, First Republic Bank had borrowed $142.5 million and $176.4 million, respectively, under its lines of credit.

         Since the assets and liabilities of the Company have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of GAP analysis and simulation models. Interest rate sensitivity management seeks to optimize the effect of interest rate changes on net interest margins and interest rate spreads through periods of changing interest rates.

Securities Portfolio

         At September 30, 2001, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that may be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and other factors. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $124.3 million and $125.5 million as of September 30, 2001, respectively. The net unrealized gain on securities available for sale, as of that date, was $1.2 million.

         The following table represents the carrying and estimated fair values of Investment Securities at September 30, 2001.

                                                      Gross               Gross
(Dollars in thousands)       Amortized                Unrealized          Unrealized
Available-for-Sale           Cost                     Gain                Loss                     Fair Value
                             ------------------------------------------------------------------------------------------
Mortgage-backed                       $ 123,318           $ 1,409                     $ (209)                $ 124,518
U.S. Government Agencies                  1,003                12                          -                     1,015
                             ------------------------------------------------------------------------------------------
Total Available-for-Sale              $ 124,321           $ 1,421                     $ (209)                $ 125,533
                             ------------------------------------------------------------------------------------------

                                                       Gross               Gross
                              Amortized                Unrealized          Unrealized
Held-to-Maturity              Cost                     Gain                Loss                     Fair Value
                             ------------------------------------------------------------------------------------------

Mortgage-backed                         $ 1,563              $ 28                        $ -                   $ 1,591
US Government Agencies                    2,732                 5                         (1)                    2,736
Other                                     9,210                10                          -                     9,220
                             ------------------------------------------------------------------------------------------
Total Held-to-Maturity                 $ 13,505              $ 43                       $ (1)                 $ 13,547
                             ------------------------------------------------------------------------------------------


Loan Portfolio

         The Company's loan portfolio includes commercial and industrial loans, commercial and residential construction real estate loans, commercial loans secured by one-to-four family and other residential property, home equity loans, consumer loans, short-term consumer loans and others. Commercial loans are primarily term loans made to small-to-medium-sized businesses and professionals for working capital and other purposes. The majority of these commercial loans are collateralized by real estate but may be secured by other collateral and personal guarantees. The Banks' had a combined legal lending limit of approximately $7.0 million at September 30, 2001.

         The Company's net loans increased $42.5 million, or 10.2%, to $460.8 million at September 30, 2001 from $418.3 million at December 31, 2000.

The following table sets forth the Company's loans by major categories for the periods indicated:

(dollars in thousands)                      As of September 30, 2001                   As of December 31, 2000
                                    ------------------------------------------------------------------------------
                                         Balance             % of Total             Balance            % of Total
                                    ------------------------------------------------------------------------------
Commercial:
   Real estate secured                    $ 203,619              43.7                $ 181,607               43.0
   Non real estate secured                   48,410              10.4                   39,016                9.2
   Unsecured                                  8,311               1.8                   10,543                2.5
                                    ------------------------------------------------------------------------------
                                            260,340              55.9                  231,166               54.7

Residential real estate                     197,246              42.3                  188,432               44.6
Consumer & other                              8,466               1.8                    2,787                0.7
                                    ------------------------------------------------------------------------------
Total loans                                 466,052            100.0%                  422,385             100.0%

Less: allowance for loan losses              (5,223)                                    (4,072)
                                    ----------------                        -------------------

Net loans                                 $ 460,829                                  $ 418,313
                                    ================                        ===================

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

         Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of nine months) by the borrower, in accordance with the contractual terms of the loan.

         While a loan is classified as nonaccrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                      September 30, 2001      December 31, 2000
                                                  ---------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                       $355                    $91
Non-accrual loans                                                 8,062                  1,350
Restructured loans                                                    -                  1,982
                                                  ---------------------------------------------
Total non-performing loans (1)                                    8,417                  3,423
Foreclosed real estate                                                -                      -
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $8,417                 $3,423
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                         1.81%                  0.81%
Non-performing assets as a percentage of total
   assets                                                         1.24%                  0.52%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2) Non-performing assets are composed of non-performing loans and foreclosed real estate (assets acquired in foreclosure).

         Total non-performing loans increased $5.0 million at September 30, 2001 when compared to December 31, 2000 due principally to an increase in non-accrual loans. The increase reflected $5.4 million of loans to a single borrower which were classified as non-accrual during the third quarter. The latest appraisals available on these loans indicate that the collateral value exceeds unpaid principal as of September 30, 2001. However, there can be no assurance that if the Bank is required to liquidate the collateral, recoveries will not be significantly below appraised amounts, resulting in losses. The restructured loan of $2.0 million at December 31, 2000 has been repaid.

          The Company had delinquent loans as of September 30, 2001 and December 31, 2000 as follows: (i) 30 to 59 days past due, consisting of commercial, consumer and home equity loans in the aggregate principal amount of $1.8 million and $1.5 million respectively; and (ii) 60 to 89 days past due, consisting of commercial and consumer loans in the aggregate principal amount of $1.3 million and $435,000 respectively. These loans are believed to be adequately collateralized and in the process of collection. In addition, the Company has classified certain loans as substandard and doubtful (as those terms are defined in applicable Bank regulations). At September 30, 2001 and December 31, 2000, respectively, substandard loans totaled approximately $9.9 million and $4.0 million and doubtful and loss loans totaled $119,000 and $113,000 respectively. The increase in substandard loans was primarily the result of the classification of the $5.4 million of loans previously noted as substandard. The loans to this borrower are also reflected in the non-accrual category above.

         The recorded investment in loans for which impairment has been recognized totaled $7.9 million and $3.3 million at September 30, 2001 and December 31, 2000, respectively, of which $7.7 million and $3.1 million respectively, related to loans with no valuation allowance. Loans with valuation allowances at September 30, 2001, and December 31, 2000 were $215,000 and $175,000, respectively, with the allowances totaling $137,000 and $139,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At September 30, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate agents and managers in the aggregate amount of $89.4 million, which represented 19.4% of gross loans receivable and loans to various non-residential building operators totaling $69.3 million or 15.0% of gross loans receivable. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

         Real estate owned is initially recorded at the lower of cost or estimated fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent reductions in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. The Company had no real estate owned for any periods presented herein.

         Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2001, all identified potential problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $1.9 million as of September 30, 2001.

         The Company had no credit exposure to "highly leveraged transactions" at September 30, 2001, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the nine months ended September 30, 2001 and 2000, and the twelve months ended December 31, 2000 is as follows:



                                             For the nine months      For the twelve months      For the nine months
                                                    ended                     ended                     ended
(dollars in thousands)                       September 30, 2001         December 31, 2000         September 30, 2000
                                            ----------------------    -----------------------   -----------------------
Balance at beginning of period...........           $4,072                     $3,208                    $3,208
Charge-offs:
   Commercial............................               33                         66                        34
   Real estate...........................                -                          -                         -
   Consumer and short-term...............              435                         90                        49
                                            ----------------------    -----------------------   -----------------------
      Total charge-offs                                468                        156                        83
                                            ----------------------    -----------------------   -----------------------
Recoveries:
   Commercial............................              255                        340                        77
   Real estate...........................                -                                                    -
   Consumer and short-term...............               17                         14                         2
                                            ----------------------    -----------------------   -----------------------
      Total recoveries...................              272                        354                        79
                                            ----------------------    -----------------------   -----------------------
Net charge-offs/(recoveries).............              196                       (198)                        4
                                            ----------------------    -----------------------   -----------------------
Provision for loan losses................            1,347                        666                       600
                                            ----------------------    -----------------------   -----------------------
   Balance at end of period..............           $5,223                     $4,072                    $3,804
                                            ======================    =======================   =======================
   Average loans outstanding (1).........         $438,464                   $389,156                   379,351
                                            ======================    =======================   =======================


As a percent of average loans (1):
   Net charge-offs/recoveries............             0.04%                     (0.05)%                     0.0%

   Provision for loan losses.............             0.31%                      0.17%                     0.16%

   Allowance for loan losses.............             1.19%                      1.05%                     1.00%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end.........................             1.12%                      0.96%                     0.93%

   Total non-performing loans at period
      end................................            62.05%                    118.96%                   108.23%


(1) Includes nonaccruing loans.

         Management makes a quarterly estimate as to the provision from earnings necessary to maintain an allowance for loan losses that is adequate based upon its assessment of loan portfolio composition, classified problem loans, general economic conditions and other factors. The Company's Board of Directors periodically reviews the status of all nonaccrual and impaired loans and loans criticized by the Company's regulators and internal loan review officer. The internal loan review officer reviews both the loan portfolio and the overall adequacy of the loan loss reserve. During the review of the loan loss reserve, management considers specific loans, pools of similar loans, historical charge-off activity and other factors in determining the loan loss reserve requirements. Any additions deemed necessary to the loan loss reserve balance are charged to operations.


         The Company has an existing loan review program, to monitor the loan portfolio on an ongoing basis. The loan review officer reports his findings quarterly to the Board of Directors. Management believes that the reserve for loan losses is adequate to absorb known and inherent losses.

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

                                                     At September 30, 2001               At December 31, 2000
                                                     ---------------------               --------------------
                                                                Percent of Loans                  Percent of Loans
                                                  Amount        In Each Category    Amount        In Each Category
                                                (in 000's)          To Loans      (in 000's)         to Loans

Allocation of allowance for loan losses:
   Commercial                                      $4,229            55.9%           $3,055             54.7%
   Residential real estate                            213            42.3%              224             44.6%
   Consumer and other...                              366             1.8%              246              0.7%
   Unallocated                                        415               -%              547                -%
                                             -----------------------------------------------------------------------

      Total                                        $5,223          100.00%           $4,072           100.00%
                                             ============                       ===========



         The unallocated allowance decreased $132,000 to $415,000 at September 30, 2001 from $547,000 at December 31, 2000. This decline resulted from the classification of loans to one borrower as substandard which necessitated an increase in the amount allocated to these loans. The Company's reserve methodology requires all loan categories to have specific reserves, and all classified credits to have higher specific reserves, even though management may believe the loan to be adequately collateralized. The unallocated loan loss reserves represent inherent losses in the portfolio based on several considerations including general economic conditions.

Commitments

         In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided as a service to its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The type and amount of collateral obtained, if deemed necessary upon extension of credit, are based on management's credit evaluation of the borrower. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and is based on Management's evaluation of the creditworthiness of the borrower and the quality of the collateral. At September 30, 2001 and December 31, 2000, firm loan commitments approximated $53.4 million and $60.3 million respectively, and commitments for standby letters of credit approximated $3.8 million and $3.8 million, respectively.


Effects of Inflation

         The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the necessity to structure the Company's balance sheet to optimize the net interest margin.

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

     10   Amended and Restated Material Contracts.- None

     21   Subsidiaries of the Company.

          First Republic Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware (the "Delaware Bank") is also a wholly-owned subsidiary of the Company, and commenced operations on June 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Board of Governors of the Federal Reserve Board.


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

                           Republic First Bancorp, Inc., Registrant




                           Jere A. Young
                           President and Chief Executive Officer




                           Paul Frenkiel
                           Executive Vice President and Chief Financial Officer



Dated:  November 14, 2001