Form 10-K405
period 2001-12-31
REPUBLIC FIRST BANCORP INC
filed 2002-02-28
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K
--------------------------------------------------------------------------------
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001
                                             -----------------

         OR

[   ] TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _________________________ to ____________________________

                         Commission file number: 0-17007

                          REPUBLIC FIRST BANCORP, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Pennsylvania                                     23-2486815
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1608 Walnut Street, Suite 1000, Philadelphia, PA                      19103
--------------------------------------------------------------------------------
    (Address of Principal Executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (215) 735-4422 Securities registered pursuant to Section 12(b) of the Act: None.
   Title of each class                Name of each exchange on which registered
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
     ------         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of $28,777,857 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on January 31, 2002.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock $0.01 Par Value                        6,358,126
   ----------------------------                        ---------
         Title of Class                       Number of Shares Outstanding
                                                 as of January 31, 2002

Documents incorporated by reference:

Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.


                                             REPUBLIC FIRST BANCORP, INC.

                                                      Form 10-K


                                                        INDEX


PART I                                                                                                           Page

Item 1   Description of Business..............................................................................     3

Item 2   Description of Properties............................................................................     6

Item 3   Legal Proceedings....................................................................................     6

Item 4   Submission of Matters to a Vote of Security Holders .................................................    10



PART II



Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ..............................     11

Item 6   Selected Financial Data.............................................................................     12

Item 7   Management's Discussion and Analysis of Results of Operations and Financial Condition................    13

Item 8   Financial Statements and Supplementary Data..........................................................    38

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    38



PART III



Item 10  Directors, Executive Officers, Promoters and Control Persons of the Registrant ......................    38

Item 11  Executive Compensation ..............................................................................    38

Item 12  Security Ownership of Certain Beneficial Owners and Management ......................................    38

Item 13  Certain Relationships and Related Transactions ......................................................    38



PART IV



Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................................    39






                                     PART I

Item 1:     Description of Business

Republic First Bancorp, Inc.

      Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, First Republic Bank (the "Bank"), and First Bank of Delaware (the "Delaware Bank"), (together the "Banks") offer a variety of credit and depository banking services to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware.

      As of December 31, 2001, the Company had total assets of approximately $652.3 million, total shareholders' equity of approximately $46.8 million, total deposits of approximately $447.2 million and net loans receivable outstanding of approximately $463.9 million. The majority of such loans were made for commercial purposes.

      The Company provides banking services through the Banks and does not presently engage in any activities other than banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

      The Company and the Banks have a total of 139 full time equivalent employees.

First Republic Bank

        The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is a member of the Federal Reserve System. Accordingly, its primary federal regulator is the Federal Reserve Board of Governors. The deposits held by the Bank are insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). It presently conducts its principal banking activities through its five Philadelphia offices and three suburban offices in Ardmore, East Norriton and Abington, all of which are located in Montgomery County, Pennsylvania. The Bank is in the process of changing its name to Republic First Bank.

       As of December 31, 2001, the Bank had total assets of approximately $617.4 million, total shareholders' equity of approximately $46.0 million, total deposits of approximately $421.1 million and net loans receivable of approximately $439.3 million. The majority of such loans were made for commercial purposes.

First Bank of Delaware

      First Bank of Delaware is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle, Delaware. The Delaware Bank opened for business on June 1, 1999. The Delaware Bank offers many of the same services and financial products as First Republic Bank, described above, and will serve to expand the Company's market penetration into Delaware. It presently conducts its principal banking activities primarily through its two offices in Wilmington, Delaware.

      As  of  December  31,  2001,   the  Delaware  Bank  had  total  assets  of
approximately $37.8 million, total shareholders' equity of approximately $5.0 million, total deposits of approximately $29.9 million and net loans receivable of approximately $24.6 million. The majority of such loans were made for commercial purposes. The Delaware Bank also offers short-term consumer loans and other loan products not offered by First Republic Bank.

      The Banks offer many commercial and consumer banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in their service area.

      The Banks attempt to offer a high level of personalized service to both their small and medium-sized businesses and consumer customers. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks actively solicit non-interest and interest-bearing deposits from their borrowers.

      The Banks offer a broad range of loan and credit facilities to the businesses and residents of their service area, including secured and unsecured commercial loans including commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and others.

      The Banks manage credit risk through loan application evaluation and monitoring for adherence with procedures. Since their inception, the Banks' have had a senior officer monitor compliance with the Banks lending policies and procedures by the Banks' loan officers.

      The Banks also maintain investment securities portfolios. Investment securities are purchased by the Banks within standards of the Banks' Investment Policy, which is approved annually by the Banks' board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality, maturities and concentrations. At December 31, 2001, and 2000, approximately 93% and 91%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The CMOs are fixed and variable rate debt securities, with current weighted average lives of approximately ten years.



Service Area/Market Overview

      The Banks' primary market service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery County. The Banks also serve the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and northern Delaware.

   Competition

      There is substantial competition among financial institutions in the Banks' service area. The Banks compete with new and established local commercial banks, as well as numerous regionally-based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, the Banks compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

      Many of the banks with which the Banks compete have greater financial resources than the Banks and offer a wider range of deposit and lending instruments with higher legal lending limits. The Banks combined legal lending limits were $8.5 million at December 31, 2001. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several de novo banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Banks anticipate a continued increase in competition in their market area.

   Operating Strategy

      The Company's objective is for the Banks to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

      Providing Attentive and Personalized Service. The Company believes that a very attractive niche exists serving small-to medium-sized business customers not adequately served by the Banks' larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by the Banks. The Banks offer individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

      Attracting and Retaining Highly Experienced Personnel. The Banks' officers and other personnel have substantial experience acquired at larger banks in the region. Additionally, the Banks extensively screen and train their staffs to instill a sales and service oriented culture and maximize cross-selling opportunities and business relationships. The Company offers meaningful sales-based incentives to certain customer contact employees.

      Capitalizing on Market Dynamics. In recent years, banks controlling large amounts of the deposits in the Banks' primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in a change in their product offerings and the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result of continuing consolidations and its marketing efforts, the Company believes it has a continuing opportunity to increase its market share.

Products and Services

      Traditional Banking Products and Services. The Banks offer a range of commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit and others. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks' commercial loans typically range between $250,000 and $2,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5,000,000 at December 31, 2001, amounted to $56.5 million. The Banks attempt to offer a high level of personalized service to both their commercial and consumer customers. The Banks are members of the MAC(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Banks currently have eight proprietary automated teller machines at branch locations.

      The Banks lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of the Banks lending activities, representing approximately 81.4% of total loans outstanding at December 31, 2001. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing.

      Tax Refund Products. The Company had a contractual relationship with Jackson Hewitt, Inc. ("Jackson Hewitt"), one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Jackson Hewitt prepares and electronically files federal income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). The Bank generated significant revenue from Tax Refund Products in 1999 and previous years. The Bank did not participate with Jackson Hewitt beyond the 1999 tax preparation season.

         In 1999, the Bank was paid $2.7 million under its contractual obligation with Jackson Hewitt. Tax Refund Product earnings are realized primarily in the first quarter of the year. These pretax earnings constituted approximately 84% of the Company's first quarter 1999 and 39% of the Company's pretax earnings for the year ended December 31, 1999. Revenue generated by the Tax Refund Products accounted for 6% of total revenues in the year ended December 31, 1999.

         The Company re-entered the tax refund loan and refund line of business with another partner in 2001 and generated $283,000 in net revenue in that year. While the company is attempting to increase market penetration of these products, competition is intense and there can be no assurance that revenue levels will be significant in 2002.

         Short-Term Consumer Loans. In continuing efforts to expand and diversify is sources of fee income, the Company began to offer short-term consumer loans. Similar in some respects to the tax refund products previously discussed, loan terms are relatively short (approximately 2 weeks) and have principal amounts of $600 or less. At December 31, 2001 the Company had approximately $6.9 million of short term consumer loans outstanding, which were originated in Indiana and North Carolina through a small number of marketers.



Branch Expansion Plans and Growth Strategy

         The Company has no current plans to add branch locations, but may do so if opportunities arise.

Item 2:  Description of Properties

      The Company leases approximately 26,961 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by both the Company and the Bank and is used as executive offices, Bank operations and commercial bank lending. Management believes that its present space is adequate but that future staffing needs may require the Bank to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $376,068 payable monthly. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises.

       The Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the Banks' main office. The initial ten year term of the lease expires March 2003 and contains a five year renewal option. The annual rent for such location is $84,084, payable in monthly installments.

      The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $49,848, payable in monthly installments.

      The Bank leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease had an initial five year term and one five year renewal option which expires June 2002. The annual rental at such location is $21,546, payable in monthly installments.

      The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expires in August 2005, and contains one renewal option for five years. The annual rental at such location is $46,392, payable in monthly installments.

      The Bank leases approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten year term of the lease expires January 2007 and contains a five year renewal option. The annual rent for such location is $69,564, payable in monthly installments.

      The Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten year term contains two five year renewal options and the initial lease term expires in December 2006. The annual rent for such location is $70,176, payable in monthly installments.

      The Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and a business development office.

      The Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten year term of the lease expires in December 2008 and contains two five year renewal options. The annual rent for such location is $65,028, payable in monthly installments.

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

      The Delaware Bank leases approximately 3,640 sq. feet on the ground floor of a building at 824 Market Street, Wilmington, Delaware. The space contains a loan production office, administrative offices and a branch that opened in November of 2000. The initial five year term of the lease expires in October 2004. The annual rent for such location is $69,408, payable in monthly installments.

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

      The Bank was sued in 2000 alleging a breach of a prior settlement agreement and subsequent infringement of the alleged trademark "First Republic" as well as unfair competition, dilution and unjust enrichment. The Bank negotiated a settlement to the suit in the first quarter of 2002 and agreed to make a change in its name, from First Republic Bank to Republic First Bank in that quarter.

      The Delaware Bank was sued in 2001 alleging violation of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel has opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay all legal costs of defense, and indemnify the Bank against resulting legal liability. (see "Products and Services"-Short Term Consumer Loans")

Supervision and Regulation

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

   Gramm-Leach Bliley Act

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

         The GLB Act creates a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities. A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed," and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC. If an FHC at any time fails to remain "well capitalized" or "well managed," the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. On the other hand, a failure to maintain a CR rating of "satisfactory" will not jeopardize any then existing newly authorized activities; rather, the FJC cannot engage in any additional newly authorized activities until a "satisfactory" CRA rating is restored.

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

   Regulatory Restrictions on Dividends

      Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the Bank would be limited to $5.5 million of dividends plus an additional amount equal to the Banks' net profit for 2002, up to the date of any such dividend declaration. No dividend payments by the Banks or the Company are expected to be declared or paid in 2002.

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

      As a de novo bank, the Delaware Bank is subject to certain capital requirements and guidelines imposed by the FRB and Delaware State Department of Banking. These guidelines provide for a minimum leverage ratio of 9.00% and total shareholders' equity of at least $3.0 million during the period in which the Delaware Bank is considered a de novo bank. Management expects that the Delaware Bank will be considered a de novo bank through June 30, 2002. After that date, the Delaware Bank would be subject to the same risk-based capital and leveraged capital guidelines as the Company and the Bank. At December 31, 2001, the Delaware Bank had a Tier 1 leveraged ratio of 12.74% and shareholders equity of $5.0 million.

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


Item 4:     Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II


Item 5: Market for Registrant's for Common Equity and Related Stockholder
        Matters

Market Information

      Shares of the Common Stock are traded in the over-the-counter market and are quoted on Nasdaq under the symbol "FRBK." The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. All price information in the following table has been adjusted retroactively to reflect the recent 10% stock dividend for distribution on March 18, 1999. As of December 31, 2001, there were approximately 243 holders of record of the Common Stock. On January 31, 2002, the closing price of a share of Common Stock on Nasdaq was $5.60.

          Year                      Quarter         High           Low

          2001...............         4th           $5.29         $4.83

                                      3rd            5.97          4.82

                                      2nd            5.95          4.88

                                      1st            5.94          4.06



          2000...............         4th           $4.31         $3.50

                                      3rd            4.63          3.88

                                      2nd            5.13          4.25

                                      1st            6.63          4.75



          1999...............         4th          $ 7.75        $ 5.06

                                      3rd            8.88          6.25

                                      2nd            9.13          7.06

                                      1st           11.94          8.19

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

Dividend Policy

      The Company has not paid any cash dividends on its Common Stock. At the present time, the Company does not foresee paying cash dividends to shareholders and intends to retain all earnings to fund the growth of the Company and the Banks. The Company paid a 10% Stock Dividend on March 18, 1999, as well as 20% stock dividends on March 27, 1998 and April 15, 1997. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Banks, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Banks. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Banks. Various federal and state laws, regulations and policies limit the ability of the Banks to pay cash dividends to the Company. For certain limitations on the Banks' ability to pay cash dividends to the Company, see "Supervision and Regulation".

      Item 6:     Selected Financial Data


                                                                               As of or for the Years Ended December 31,

      (Dollars in thousands, except per share data)                    2001        2000        1999        1998         1997
                                                                       ----        ----        ----        ----         ----

      INCOME STATEMENT DATA:
      Total interest income                                          $ 49,014    $ 46,887   $ 39,448    $  34,404    $  23,533

      Total interest expense                                           28,659      29,792     24,512       20,845       12,912
--------------------------------------------------------------------------------------------------------------------------------

      Net interest income                                              20,355      17,095     14,936       13,559       10,621

      Provision for loan losses                                         3,964         666        880          370          320

      Non-interest income                                               2,944       1,724      3,805        3,773        2,625

      Non-interest expenses                                            16,180      13,132     10,956       11,302        7,792

      Federal income taxes                                              1,041       1,657      2,271        1,862        1,583
--------------------------------------------------------------------------------------------------------------------------------

      Net income                                                      $ 2,114     $ 3,364   $  4,634     $  3,798    $   3,551
--------------------------------------------------------------------------------------------------------------------------------

      PER SHARE DATA (1)

      Basic earnings per share                                         $ 0.34     $  0.54   $   0.77       $ 0.63       $ 0.75

      Diluted earnings per share                                         0.33        0.54       0.74         0.59         0.69

      Book value per share                                               7.58        6.96       5.68         6.22         5.71

      BALANCE SHEET DATA

      Total assets                                                   $652,329    $655,637   $586,330     $516,361     $375,462

      Total loans, net  (2)                                           463,888     418,313    359,606      306,768      209,999

      Total securities                                                125,442     169,841    187,308      177,552      147,980

      Total deposits                                                  447,217     425,551    305,793      283,084      248,401

      Other borrowings                                                142,500     176,442    236,640      188,009       85,912

      Trust preferred securities                                        6,000         -           -           -            -

      Total shareholders' equity                                       46,843      43,030     35,040       36,622       34,622

      PERFORMANCE RATIOS

      Return on average assets                                           0.33%       0.55%      0.85%        0.81%        1.21%

      Return on average shareholders' equity                             4.59        7.73      10.94        10.21        16.84

      Net interest margin                                                3.25        2.91       2.85         3.09         3.76

      Total other expenses as a percentage of average assets             2.49        2.16       2.02         2.42         2.65

      ASSET QUALITY RATIOS

      Allowance for loan losses as a percentage of loans, net (2)        1.16%       0.96%      0.88%        0.79%        0.96%

      Allowance for loan losses as a % of non-performing  loans        124.89      118.96     151.97       213.27       106.01

      Non-performing loans as a percentage of total loans, net (2)       0.93        0.81       0.58         0.36         0.90

      Non-performing assets as a percentage of total assets              0.95        0.52       0.47         0.36         1.03

      Net charge-offs as a percentage of average loans, net (2)          0.58      (0.05)       0.02         0.00         0.21

          LIQUIDITY AND CAPITAL RATIOS

      Average equity to average assets                                   7.02%       6.12%      6.70%        7.97%        7.17%

      Leverage ratio                                                     8.07        6.91       7.23         7.50        10.53

      Tier 1 capital to risk-weighted assets                            12.73       11.99      12.37        11.76        15.42

      Total capital to risk-weighted assets                             13.98       13.08      13.33        12.54        16.33



      (1) Adjusted to reflect a 10% Stock Dividend paid on March 18, 1999 and two six-for-five stock splits effected in the form of 20% Stock Dividends, paid on March 27, 1998 and April 15, 1997.

      (2)  Includes loans held for sale.


Item 7: Management's Discussion and Analysis of and Results of Operations and Financial Condition

      The following is management's discussion and analysis of the significant changes in the Company's results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

      Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Quarterly Reports on Form 10-Q filed by the Company in 2001, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2001.

Results of Operations for the years ended December 31, 2001 and 2000

   Overview

      In 2001, average core deposits (excluding higher rate time deposits) grew 44.5% over the prior year average to $180.8 million. Average commercial and construction loans increased 19.3% to $360.1 million over the same period. Notwithstanding these significant increases in the Company's core business, net income reflected charges related to a single borrower and the net interest income impact of reductions in interest rates. The Company's net income decreased $1.3 million, or 37.2%, to $2.1 million for the year ended December 31, 2001, from $3.4 million for the year ended December 31, 2000. Diluted earnings per share for the year ended December 31, 2001, were $0.33 compared to $0.54, for the year ended December 31, 2000, due to lower net income during 2001 compared to 2000. This resulted in returns on average assets and equity of 0.33% and 4.59%, respectively, in 2001, compared to 0.55% and 7.73%, respectively, for the year ended 2000. The earnings decrease resulted primarily from an increased provision for loan losses, a rapid decline in the prime rate of interest and increased operating expenses. Net income for 2001 reflected a total of $1.9 million of loan loss provision ($1.2 million, or $0.20 per diluted share, after tax) related to one borrower. Net interest income increased $3.3 million over the year 2000, reflecting the 19.3% increase in combined average commercial and construction loans in 2001, the addition of higher yielding short-term consumer loans and the 44.5% increase in average lower cost core deposits. However, the effect of these positive changes were partially offset by the impact of the 475 basis point drop in the prime rate of interest during the year, resulting from Federal Reserve Board rate reductions. Specifically, loans tied to the prime rate of interest were adjusted lower immediately, while reductions in interest expense were significantly dependent upon the maturity and repricing of certificates of deposit. The Company also realized a $1.2 million, or 70.8% improvement in non-interest income reflecting increased loan advisory fees and higher service charges on deposit accounts. Operating expenses increased $3.1 million or 23.2%, as a result of continued expansion of the commercial loan department, and other business development efforts and operational support.

   Analysis of Net Interest Income

      Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) the Banks' net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not presented on a tax equivalent basis.


                                          Interest                        Interest                         Interest
                                 Average   Income/    Yield/     Average   Income/    Yield/      Average   Income/    Yield/
                                 Balance   Expense   Rate (1)    Balance   Expense   Rate (1)     Balance   Expense   Rate (1)
                                 -------   -------   --------    -------   -------   --------     -------   -------   --------
                                       For the Year                     For the Year                    For the Year
                                           Ended                            Ended                           Ended
(Dollars in thousands)               December 31, 2001                December 31, 2000               December 31, 1999
                                     -----------------                -----------------               -----------------

Interest-earning assets:
   Federal funds sold and other
    interest-earning assets         $ 30,540    $ 1,304   4.27%      $ 11,652    $ 754   6.47%         $ 640     $ 33      5.16%

   Securities                        147,971      9,124   6.17%       186,804   12,121   6.49%       197,026   12,518      6.35%

   Loans receivable (3)              448,397     38,586   8.61%       389,156   34,012   8.74%       325,544   26,897      8.26%
                                     -------     ------   -----       -------   ------   -----       -------   ------      -----

Total interest-earning assets        626,908     49,014   7.82%       587,612   46,887   7.98%       523,210   39,448      7.54%

Other assets                          22,302                           21,169                        19,740
                                      ------                           ------                        ------

Total assets                       $ 649,210                         $608,781                      $542,950
                                   =========                         ========                      ========

Interest-bearing liabilities:

   Demand - non-interest
    bearing                         $ 50,179    $    -     N/A       $ 37,445   $    -    N/A      $ 30,507     $  -        N/A

   Demand - interest-bearing          37,214        636   1.71%        24,437      586   2.40%       13,752       186      1.35%

   Money market & savings             93,447      2,948   3.15%        63,226    2,823   4.46%       45,547     1,714      3.76%

   Time deposits                     261,281     15,767   6.03%       241,738   14,985   6.20%      193,430    11,296      5.84%
                                     -------     ------   -----       -------   ------   -----      -------    ------      -----

Total deposits                       442,121     19,351   4.38%       366,846   18,394   5.01%      283,236    13,196      4.66%
                                     -------     ------               -------   ------              -------    ------

Total interest-bearing deposits      391,942     19,351   4.94%       329,401   18,394   5.58%      252,729    13,196      5.22%
                                     -------     ------               -------   -------             -------    ------

Other borrowings                     151,610      9,308   6.14%       196,091   11,398   5.81%      214,975    11,316      5.26%
                                     -------      -----               -------   ------              -------    ------

Total interest-bearing
   liabilities                       543,552     28,659   5.27%       525,492   29,792   5.67%      467,704    24,512      5.24%
                                     -------     ------   -----       -------   ------   -----      -------    ------      -----

Total deposits and
   other borrowings                  593,731     28,659   4.83%       562,937   29,792   5.29%      498,211    24,512      4.92%
                                     -------     ------   -----       -------   ------   -----      -------    ------      -----

Non-interest-bearing
   liabilities                         9,907                            8,591                         8,380

Shareholders' equity                  45,572                           37,253                        36,359
                                      ------                           ------                        ------

Total liabilities and
   shareholders' equity             $649,210                         $608,781                      $542,950
                                    ========                         ========                      ========


Net interest income                             $20,355                       $17,095                        $14,936
                                                =======                       =======                        =======


Net interest spread                                       2.99%                          2.69%                             2.62%
                                                         =====                          =====                             =====

Net interest margin (2)                                   3.25%                          2.91%                             2.85%
                                                         =====                          =====                             =====

(1)  Yields on investments are calculated based on amortized cost.

(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets.

(3)  Includes loans held for sale.

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

                                            Year ended December 31,                     Year Ended December 31,

                                                2001 vs. 2000                               2000 vs. 1999

                                                Change due to                               Change due to
                                            -----------------------                     -----------------------
      (Dollars in thousands)

                                       Average       Average                       Average           Average
                                       Volume         Rate        Total             Volume             Rate            Total
                                      -------        ------      -------           -------            ------          -------
Interest earned on:

  Federal funds sold and other
  Interest-earning assets               $ 806        $ (256)       $ 550             $ 710             $  11           $  721

  Securities                           (2,394)         (603)      (2,997)             (659)              262             (397)

  Loans                                 5,099          (525)       4,574             5,490             1,625            7,115
                                      -------        ------      -------           -------            ------          -------

Total interest earning assets          $3,511       $(1,384)     $ 2,127            $5,541            $1,898           $7,439
                                      -------        ------      -------           -------            ------          -------

Interest expense of

 Deposits

   Interest-bearing demand deposits   $  (218)      $   168      $   (50)           $ (200)           $ (200)          $ (400)

   Money market and Savings              (962)          837         (125)             (749)             (360)          (1,109)

   Time Deposits                       (1,179)          397         (782)           (2,960)             (729)          (3,689)
                                      -------        ------      -------           -------            ------          -------

Total deposit interest expense         (2,359)        1,402         (957)           (3,909)           (1,289)          (5,198)
                                      -------        ------      -------           -------            ------          -------

   Other borrowings                     2,730          (640)       2,090             1,041            (1,123)             (82)
                                      -------        ------      -------           -------            ------          -------

Total interest expense                    371           762        1,133            (2,868)           (2,412)          (5,280)
                                      -------        ------      -------           -------            ------          -------

Net interest income                   $ 3,882        $ (622)     $ 3,260           $ 2,673            $ (514)         $ 2,159
                                      =======        ======      =======           =======            ======          =======



      Net Interest Income

      The Company's net interest margin increased 34 basis points to 3.25% for the year ended December 31, 2001, from 2.91% for the year ended December 31, 2000. The improvement reflected the 19.3% average growth in commercial and construction loans, the 44.5% increase in average lower costing core deposits (demand, money market and savings accounts) and the addition of the short-term consumer loan program fees. Fees on short-term consumer loans, first offered in 2001, contributed $3.0 million to interest income and 49 basis points to the margin. The Company was negatively impacted by the 475 basis point decline in the prime interest rate during the year 2001 which immediately impacted the yield on interest-earning assets, especially loans tied to the prime rate of interest. The repricing of loans generally took effect in advance of the Banks repricing certificates of deposit. The average yield on interest-earning assets declined 16 basis points to 7.82% for the year ended December 31, 2001, from 7.98% for the year ended December 31, 2000, due principally to the decline in prime rate partially offset by higher yielding short-term consumer loans. The average rate paid on interest-bearing liabilities decreased 40 basis points from 5.67% from the year ended December 31, 2000 to 5.27% for the year ended December 31, 2001, reflecting the lower interest rate environment.

      The Company's net interest income increased $3.3 million, or 19.1%, to $20.4 million for the year ended December 31, 2001, from $17.1 million for the year ended December 31, 2000. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $3.9 million, partially offset by the effect of lower interest rates, which totaled $622,000. The positive impact of volume changes was attributable to an increase in average interest earning assets, which increased $39.3 million, or 6.7%, to $626.9 million for the year ended December 31, 2001, from $587.6 million for the year ended December 31, 2000.

         The Company's total interest income increased $2.1 million, or 4.5%, to $49.0 million for the year ended December 31, 2001, from $46.9 million for the year ended December 31, 2000. Approximately $3.5 million of increases in interest income were the result of the $39.3 million increase in average interest-earning assets. These increases were partially offset by lower rates, which led to a $1.4 million decline in interest income and reduced the average yield on interest-earning assets 16 basis points to 7.82%. Interest and fees on loans increased $4.6 million, or 13.4%, to $38.6 million for the year ended December 31, 2001, from $34.0 million for the year ended December 31, 2000. This increase reflected an increase in average loans of $59.2 million, or 15.2% to $448.4 million and the addition of the short-term consumer loan product, which contributed $3.0 million in interest income versus $0 in 2000. These increases were partially offset by the impact of the lower prime rate of interest during 2001. The impact of the lower prime rate was the principal factor reducing the yield on loans 13 basis points in 2001, to 8.61%. The majority of 2001 loan growth was in the commercial and construction categories. Interest and dividend income on securities decreased $3.0 million to $9.1 million for the year ended December 31, 2001, from $12.1 million for the year ended December 31, 2000. This decline was due principally to the $38.8 million decrease in average securities outstanding to $148.0 million at December 31, 2001 from $186.8 million at the prior year end. In addition, the average rate earned on securities declined 32 basis points to 6.17% as higher coupon investments prepaid more rapidly than lower coupons. The Company made only $4.6 million of securities purchases in 2001, and generally did not replace maturities and prepayments. Instead, related proceeds were utilized to fund commercial loan growth and reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets increased $550,000 due to an increase in average federal funds sold outstanding during the year partially offset by the lower rate environment.

      The Company's total interest expense decreased $1.1 million, or 3.8%, to $28.7 million for the year ended December 31, 2001, from $29.8 million for the year ended December 31, 2000, due principally to the lower rate environment. Interest-bearing liabilities averaged $543.6 million for the year ended December 31, 2001, an increase of $18.1 million, or 3.4%, from $525.5 million for the year ended December 31, 2000. Average total interest-bearing deposits increased $62.5 million or 19.0% to $391.9 million at December 31, 2001, from $329.4 million for 2000. A portion of these funds was used to reduce FHLB borrowings, which declined $44.5 million on average compared to 2000. The average rate paid on interest-bearing liabilities decreased 40 basis points to 5.27% for the year ended December 31, 2001, due to the decrease in average rates paid on all deposit products as a result of the lower interest rate environment.

         Interest expense on time deposits increased $782,000 or 5.2% to $15.8 million at December 31, 2001, from $15.0 million at December 31, 2000. This increase reflected an increase in average certificates of deposit of $19.6 million, or 8.1%, to $261.3 million for the year ended December 31, 2001, from $241.7 million for the year ended December 31, 2000. These higher balances reflected the Company's strategy to increase deposits and thereby reduce reliance on borrowed funds. The average rate of interest paid on time deposits decreased 17 basis points to 6.03% at December 31, 2001, versus 6.20% at December 31, 2000, due principally to the lower interest rate environment, and partially offset the expense impact of higher volume.

      Interest expense on other borrowings, primarily FHLB advances, decreased $2.1 million, or 18.3% to $9.3 million for the year ended December 31, 2001, compared to $11.4 million for the year ended December 31, 2000. This decrease resulted from a $44.5 million, or 22.7% decline in average other borrowings during 2001 to $151.6 million from $196.1 million for 2000. This decline in average borrowings resulted in a $2.7 million decline in interest expense. The decline in average other borrowings resulted from increased deposit generation and securities maturities and prepayments. The decline in average volume was partially offset by a 33 basis point increase in the average rate paid on other borrowings to 6.14%, resulting from the maturity of lower cost borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. (See "Capital Resources").



      Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $3.3 million to $4.0 million for the year ended December 31, 2001, from $666,000 for the year ended December 31, 2000. This increase reflected charges of $1.9 million related to loans to one borrower during the year. In addition, the short-term consumer loan program, first offered in 2001, resulted in a provision of $1.0 million related to the loans made during that year versus $0 in 2000. Additionally, provisions reflected loan growth and other elements of the Company's loan loss methodology. (See "Allowance for Loan Losses")



   Non-Interest Income

         Total non-interest income increased $1.2 million, or 70.8%, to $2.9 million for the year ended December 31, 2001, from $1.7 million for the year ended December 31, 2000. Loan advisory and servicing fees increased $890,000 to $1.4 million due primarily to an increase in loan volume during 2001. Service charges on deposits increased $221,000 to $1.2 million due to increases in transaction-based account volume and service charge rates. Tax Refund Products revenue increase $102,00 to $283,000 as a result of re-entry in that line of business with a new partner in 2001.

   Non-Interest Expenses

      Total non-interest expenses increased $3.0 million, or 23.2% to $16.2 million for the year ended December 31, 2001, from $13.1 million at December 31, 2000. Salaries and employee benefits increased $1.5 million or 22.2%, to $8.4 million for the year ended December 31, 2001, from $6.9 million for the year ended December 31, 2000. The increase reflected an increase in staff associated with the commercial loan department, a one-time increase in accrued pension benefits reflecting plan changes, operational support for the tax refund and short-term consumer loan products and business development efforts. In addition, incentive payments, higher health insurance costs, normal merit increases and lower loan cost deferrals contributed to the rise in salary and benefits from year to year.

      Occupancy expense increased $100,000, or 7.9%, to $1.4 million for the year ended December 31, 2001, from $1.3 million for the year ended December 31, 2000. The increase reflected higher rent and maintenance expenses.

      Equipment expense increased $242,000, or 34% to $954,000 in 2001, reflecting higher depreciation on computer equipment purchases.

      Professional fees increased $408,000, or 40.8% to $1.4 million for the year ended December 31, 2001, from $1.0 million for the year ended December 31, 2000. This increase reflected legal expenses related to loan collections and the addition of the short-term consumer loan product.

      Advertising expense declined $140,000, or 20% to $561,000, which reflected a Company branding program limited to the year 2000.

      Other operating expenses increased $909,000 to $3.5 million for the year ended December 31, 2001, from $2.6 million in 2000. This increase reflected higher FDIC insurance, telephone expense and a combination of other smaller items.

   Provision for Income Taxes

      The provision for income taxes decreased $616,000, or 37.2%, to $1.0 million for the year ended December 31, 2001, from $1.7 million for the year ended December 31, 2000. This decrease was mainly the result of the decrease in pre-tax income from 2000 to 2001. The effective tax rate was 33.0% for both 2001 and 2000.



Results of Operations for the years ended December 31, 2000 and 1999



Net Interest Income

The Company's net interest margin increased 6 basis points to 2.91% for the year ended December 31, 2000, from 2.85% for the year ended December 31, 1999. The improvement in net interest margin reflected an increase in the average yield on interest-earning assets of 44 basis points to 7.98% for the year ended December 31, 2000, from 7.54% for the year ended December 31, 1999. The average rate on interest-bearing liabilities increased 43 basis points from 5.24% from the year ended December 31, 1999 to 5.67% for the year ended December 31, 2000. While the 44 basis point increase in the yield on interest earning assets in 2000 compared to 1999 approximated the 43 basis point increase in the rate on interest bearing liabilities , the increase in the net interest margin of 6 basis points reflected an increase in the proportion of non-interest bearing demand in 2000 as compared to 1999. Non-interest bearing demand grew 22.7% in 2000 as compared to the prior year.



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



         The Company's total interest income increased $7.4 million, or 18.9%, to $46.9 million for the year ended December 31, 2000, from $39.4 million for the year ended December 31, 1999. Approximately $5.5 million of the increase was the result of a $64.4 million increase in average volume of interest-earning assets while the remaining $1.9 million of the increase was related to the 44 basis point increase in the yield earned on interest-earning assets to 7.98%. Interest and fees on loans increased $7.1 million, or 26.5%, to $34.0 million for the year ended December 31, 2000, from $26.9 million for the year ended
December 31, 1999. Approximately $5.5 million of the increase in loans was due to a $63.6 million, or 19.5% increase in average loans outstanding to $389.2 million at December 31, 2000, from $325.5 million at December 31, 1999. The remaining $1.6 million of the increase in interest income on loans was due to an increase in the average rate earned on these loans of 48 basis points to 8.74%. The growth was primarily realized in the commercial loan area. The Company changed its focus to emphasize commercial banking and accordingly offered several new commercial loan products that drove growth in that area including commercial construction lending, residential construction lending and commercial and industrial lending. The full-year effect of the Delaware Bank also contributed to the loan growth. Interest and dividend income on securities decreased $397,000 to $12.1 million for the year ended December 31, 2000, from $12.5 million for the year ended December 31, 1999. This decline was due principally to the $10.2 million decrease in average securities outstanding to $186.8 million at December 31, 2000. This volume decrease more than offset the revenue effect of an increase in rate earned on these securities of 14 basis points.



         The Company's total interest expense increased $5.3 million, or 21.5%, to $29.8 million for the year ended December 31, 2000, from $24.5 million for the year ended December 31, 1999. Interest-bearing liabilities averaged $525.5 million for the year ended December 31, 2000, an increase of $57.8 million, or 12.4%, from $467.7 million for the year ended December 31, 1999. The growth in interest-bearing liabilities contributed $2.9 million to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $2.4 million of the increase. The increase in volume reflects the impact of deposit generating strategies which allowed the Banks' to fund loan growth with deposits and also reduce the reliance on other borrowed funds. The average rate paid on interest-bearing liabilities increased 43 basis points to 5.67% for the year ended December 31, 2000, from 5.24% for the year ended December 31, 1999, due to the increase in average rates paid across all the deposit products and other borrowed funds in response to the higher interest rate environment.



         Interest expense on time deposits increased $3.7 million or 32.7% to $15.0 million at December 31, 2000, from $11.3 million at December 31, 1999. This increase was primarily due to an increase in the average volume of certificates of deposit of $48.3 million, or 25.0%, to $241.7 million for the year ended December 31, 2000, from $193.4 million for the year ended December 31, 1999. The increase in volume was due in part to the Company's strategy of increasing deposits to reduce the reliance on borrowed funds. The average rate of interest paid on time deposits increased to 6.20% at December 31, 2000, versus 5.84% at December 31, 1999, due to the higher interest rate environment during the year 2000, compared to 1999.



         Interest expense on FHLB advances and overnight federal funds purchased was $11.4 million for the year ended December 31, 2000, compared to $11.3 million for the year ended December 31, 1999. This increase was due to an increase in the average rate of interest paid on other borrowed funds of 55 basis points from 5.26% at December 31, 1999, to 5.81% at December 31, 2000, due to the rising-rate environment during the latter part of 1999 and all of 2000. However, most of the increase in expense resulting from higher rates was offset by a decrease in balances. The average volume of other borrowed funds decreased by $18.9 million to $196.1 million for the year ended December 31, 2000, from $215.0 million for the year ended December 31, 1999.



   Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $214,000 to $666,000 for the year ended December 31, 2000, from $880,000 for the year ended December 31, 1999 due primarily to a large recovery during the year of $250,000. Non-performing assets were 0.52% of total assets or $3.4 million at December 31, 2000, compared to 0.47% of total assets or $2.8 million at December 31, 1999. Loans past due 30 to 89 days were 0.45% of total loans or $1.9 million at December 31, 2000, compared to 0.98% of total loans or $3.6 million at December 31, 1999. (See "Allowance for Loan Losses").

      Non-Interest Income

         Total non-interest income decreased $2.1 million, or 54.7%, to $1.7 million for the year ended December 31, 2000, from $3.8 million for the year ended December 31, 1999. This was mainly attributable to a $2.5 million decrease in Tax Refund Product revenues. This decrease resulted from the termination of the Bank's participation with Jackson Hewitt in the Tax Refund Products after the 1999 tax preparation season. Partially offsetting the tax refund amounts was an increase in non-interest income from service fees on deposit accounts and pre-payment penalty and forfeited commitment fees on loans as well as fees earned on participated loans. These items increased $451,000 to $1.4 million at December 31, 2000, from $1.0 million for the year ended December 31, 1999. The increase in service fees on deposits was the result of increased business development in transaction-based accounts.

   Non-Interest Expenses

      Total non-interest expenses increased $2.2 million to $13.1 million for the year ended December 31, 2000, from $10.9 million at December 31, 1999. Salaries and benefits increased $1.3 million or 23.9%, to $6.9 million for the year ended December 31, 2000 from $5.5 million for the year ended December 31, 1999. The increase was due primarily to an increase in staff associated with business development efforts and expansion of the commercial loan department. In addition, the full year effect of the Delaware Bank, bonus payments related to the commercial loan incentive program, higher health insurance costs and normal merit increases contributed to the rise in salary and benefits from year to year.

         Occupancy and equipment expense increased $256,000, or 14.9%, to $2.0 million for the year ended December 31, 2000, from $1.7 million for the year ended December 31, 1999. This was principally the result of increased rent and repairs and maintenance expense. In addition, depreciation expense increased due to costs associated with the Company's implementation of an internal e-mail system, the launching of the Company's website, www.rfbkonline.com and other technological projects.

         Other non-interest expenses increased $690,000 to $4.3 million for the year ended December 31, 2000, from $3.6 million for the same period in 1999. This was attributable to increases in advertising, business development expense, professional fees as well as the overall growth of the Company. Advertising expense increased approximately $400,000 as the Company embarked on an advertising and branding campaign during the latter half of 2000. The purpose of the campaign was to target customers displaced by continuing bank mergers. The increase in professional fees reflected increased legal fees on a variety of matters.



   Provision for Income Taxes

      The provision for income taxes decreased $645,000, or 28.0%, to $1.7 million for the year ended December 31, 2000, from $2.3 million for the year ended December 31, 1999. This decrease was mainly the result of the decrease in pre-tax income from 1999 to 2000. The effective tax rate was 33.0% for 2000 and 32.9% for 1999.

Financial Condition

   December 31, 2001 Compared to December 31, 2000
      Total assets decreased $3.3 million, approximately 0.5%, to $652.3 million at December 31, 2001, from $655.6 million at December 31, 2000. The decline reflected security maturities which were utilized to reduce other borrowings and fund loan growth.

Loans:
         The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $46.9 million, or 11.1% to $469.3 million at December 31, 2001, versus $422.4 million at December 31, 2000. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in 2001 and home equity loans and lines of credit and overdaft lines of credit. During the year 2000, the Company began to offer commercial construction and residential construction loans. Commercial construction loans are made to developers for commercial properties or for housing developments. These loans generally have a loan to value no greater than 80% and are generally secured by the property and in some cases the guarantee of the owner. Residential construction loans are made to individual residents to build primary residences. Upon the completion of these homes, the related loans are repaid by the borrower when they obtain a first mortgage from another institution. The average total commercial and construction loan portfolio increased 19.3%, or $58.2 million to $360.1 million in 2001 compared to the prior year. The Banks' commercial loans typically range between $250,000 and $2,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $8.5 million at December 31, 2001. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5,000,000 at December 31, 2001, amounted to $56.5 million. At December 31, 2001, the Company had $6.9 million in short-term consumer loans outstanding. These loans were first offered in the second quarter of 2001 and represent a new business segment. These loans have principal amounts of less than $600, and terms of approximately two weeks and were originated in North Carolina and Indiana through a small number of marketers.

Securities:
         Securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities and collateralized mortgage obligations. Collateralized mortgage obligations consist of securities issued by the Federal Home Loan Mortgage Corporation. Available-for-sale securities totaled $113.9 million at December 31, 2001, a decrease of $38.3 million or 25.2%, from year-end 2000. This decrease reflected the sale of an $8.0 million security on which a gain of
$13,000 was realized and principal repayments on mortgage-backed securities. Instead of reinvesting these proceeds, they were used to reduce borrowings and fund loan growth. Additionally, the Company experienced a $2.6 million improvement in the market value of available-for-sale securities which is reflected on the balance sheet. At December 31, 2001, the portfolio had net unrealized losses of $540,000, compared to unrealized losses of $3.1 million at the end of the prior year.

         Securities held-to-maturity are investments for which there is the positive intent and ability to hold to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. In addition, the Bank holds treasury securities, other debt securities and a small amount of CMO securities. At December 31, 2001, securities held to maturity totaled $11.6 million, a decrease of $6.1 million from $17.7 million at year-end 2000. This decline was due primarily to repayments of FHLB securities. The market value of the held-to-maturity portfolio was $11.6 million at December 31, 2001, versus $17.8 million at December 31, 2000.

Cash and due from Banks:
         Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $9.2 million, to $41.4 million at December 31, 2001, from $50.7 million at December 31, 2000, reflecting decreases in federal funds outstanding, which fluctuate on a daily basis.


Other interest-earning restricted cash:

         Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At December 30, 2001, the balance was $4.9 million versus $0 at December 31, 2000.

Fixed Assets:
         Bank premises and equipment, net of accumulated depreciation, increased $58,000 million to $5.2 million at December 31, 2001, from $5.1 million at December 31, 2000. The increase was mainly attributable to the purchase of new equipment related to the development of certain lines of business and other technological upgrades partially offset by depreciation.

Other Real Estate Owned:
         The $1.9 million balance of other real estate owned represents one hotel property acquired in the fourth quarter of 2001. The appraisal for the property (commercial real estate) supports its carrying value at year end.

Deposits:
         Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

         Total deposits increased by $21.7 million, or 5.1% to $447.2 million at December 31, 2001, from $425.6 million at December 31, 2000. Core deposits, which include demand, money market and savings accounts, increased by $46.4 million, or 30.8% to $196.9 million at December 31, 2001, versus $150.6 million at the prior year-end. Average core deposits increased 44.5%, or $55.7 million to $180.8 million in 2001 compared to the prior year. Deposit growth has benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which has left some customers underserved. Time deposits decreased $24.7 million, or 9.0% to $250.3 million at December 31, 2001, versus $275.0 million at prior year-end as the Company replaced higher rate certificates of deposit with core deposits.

Other Borrowings:
         Other borrowings are comprised primarily of FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. Other borrowings declined by $33.9 million to $142.5 million at December 31, 2001, from $176.4 million at December 31, 2000, and were replaced by deposits and repaid with securities repayments.

Corporation Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Obligations of the Corporation:

         On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor") with an initial rate of 6.007%. The interest rate cap of 11% is effective through the initial 5-year call date.

Shareholders' Equity:
         Total shareholders' equity increased $3.8 million, or 8.9% to $46.8 million at December 31, 2001, versus $43.0 million at December 31, 2000. This increase was the result of 2001 net income of $2.1 million and the improvement in the unrealized loss on available for sale securities of $1.7 million.

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

      Additionally, during 1999 the Company derived fee income from the Tax Refund Products, which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds through a contractual arrangement with Jackson Hewitt. Approximately $2.7 million in gross revenues were recognized from the Tax Refund Products in 1999. As a result of its contract termination with Jackson Hewitt Tax Services Inc., the Company did not offer these products through Jackson-Hewitt beyond 1999. During 2000, the Company earned revenue of $181,000 from the program representing recoveries of delinquent tax refund loans from prior years. In 2001, however, the Company re-entered this line of business with a new partner, and realized revenue of $283,000 in that year. While the company is attempting to increase market penetration of these products, competition is intense and there can be no assurance that revenue levels will be significant in 2002.

      The Company began to offer short-term consumer loans through the Delaware Bank in 2001. At December 31, 2001 the Company had approximately $6.9 million of short-term consumer loans outstanding, which were originated in Indiana and North Carolina through a small number of marketers. These loans generally have principal amounts of $600 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the Company uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

      The Company and its subsidiaries are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Commitments, Contingencies and Concentrations

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $57.7 million and $60.3 million and standby letters of credit of approximately $5.3 million and $3.8 million at December 31, 2001 and 2000, respectively. The $57.7 million of commitments to extend credit at December 31, 2001, were substantially all variable rate commitments.

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

      As of December 31, 2001, the Company had entered into non-cancelable lease agreements for its operations center, seven First Republic Bank branch facilities and two First Bank of Delaware branches, expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $4.4 million through the year 2008. Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on repayments totaling $1.1 million through 2005. (See Note 6 "Premises and Equipment").

      The Company has entered into employment agreements with the President of the Company, the President of the Bank, the Chief Financial Officer and the Chief Lending Officer of the subsidiary Banks, which provide for the payment of base salary and certain benefits through the year 2004. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2001 is approximately $2.0 million.

      The Company participated in a partially self-insured health plan (the "Plan"), for which employees of the Company received medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 2001, 2000 and 1999, the Company paid claims under the plan of $172,000, $438,000 and $426,000. Effective March 1, 2001, this plan was terminated. The Banks currently utilize an outside insurer.

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


      The Bank was sued in 2000 alleging a breach of a prior settlement agreement and subsequent infringement of the alleged trademark "First Republic" as well as unfair competition, dilution and unjust enrichment. The Bank negotiated a settlement to the suit in the first quarter of 2002 and agreed to make a change in its name, from First Republic Bank to Republic First Bank in that quarter.

      The Delaware Bank was sued alleging violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel has opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay all legal costs of defense, and indemnify the Bank against resulting legal liability.


         At December 31, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $136.2 million, which represented 29.1% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.


Interest Rate Risk Management
      Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Company attempts to optimize net interest income while managing period-to-period fluctuations therein. The Company typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less.

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

      Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously, and accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

      Shortcomings, inherent in a simplified and static GAP analysis, may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayments and other cash flows could also deviate significantly from those assumed in calculating GAP in the manner presented in the table below.

      The Company attempts to manage its assets and liabilities in a manner that optimizes net interest income in a range of interest rate environments. Management uses GAP analysis and simulation models to monitor behavior of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide steady growth in net interest income.

      Management presently believes that the effect on the Bank of any future fall in interest rates, reflected in lower yielding assets, would be detrimental since the Bank does not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a positive effect on the Bank, due to repricing of certain assets, primarily adjustable rate loans and federal funds sold, and a possible lag in the repricing of core deposits not assumed in the model.

         The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 2001. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities.

                                                       Interest Sensitivy Gap
                                                        At December 31, 2001

(Dollars in thousands)                                                                                   More    Financial
                                    0-90     91-180   181-365     1-2       2-3       3-4       4-5      than 5   Statement   Fair
                                    Days      Days      Days     Years     Years     Years     Years     Years     Total     Value
                                   -----------------------------------------------------------------------------------------------
Interest Sensitive Assets:
Securities and other interest
    -bearing balances............  $ 43,670  $ 5,676  $ 11,033  $ 19,602  $ 16,008  $ 12,458  $ 9,493  $ 34,188  $152,128  $152,155
   Average interest rate.........     3.39%    6.15%     6.19%     6.31%     6.31%     6.32%    6.30%     6.33%
Loans receivable ................   192,386   21,663    29,555    54,135    57,733    34,911   31,745    41,760   463,888   473,973
   Average interest rate.........     5.51%    8.12%     8.01%     8.07%     7.98%     8.15%    7.54%     6.92%
                                   ------------------------------------------------------------------------------------------------
Total............................   236,056   27,339    40,588    73,737    73,741    47,369   41,238    75,948   616,016   626,128
                                   ------------------------------------------------------------------------------------------------


Cumulative Totals                  $236,056 $263,395  $303,983  $377,720  $451,461  $498,830 $540,068  $616,016
                                   ------------------------------------------------------------------------------------------------


Interest Sensitive Liabilities:
Demand Interest Bearing..........  $ 22,867    $ 774     $ 561   $ 1,122   $ 1,122   $ 1,122 $ 12,221  $      -   $39,789   $39,789
   Average interest rate.........     1.11%     .70%      .70%      .70%      .70%      .70%     .70%        -%
Savings Accounts.................     3,576      121        88       175       175       175    1,912         -     6,222     6,222
   Average interest rate.........     0.87%     .87%      .87%      .87%      .87%      .87%     .87%        -%
Money Market Accounts............    50,892    1,723     1,248     2,496     2,496     2,496   27,201         -    88,552    88,552
   Average interest rate.........     1.73%     .50%      .50%      .50%      .50%      .50%     .50%     0.50%
Time Deposits....................    76,801   74,598    47,102    40,596     1,160     8,925    1,068        20   250,270   252,071
   Average interest rate.........     4.70%    4.90%     4.01%     4.23%     6.04%     6.87%    4.08%     4.58%
FHLB Borrowings..................    12,500    5,000         -         -  100,000(1)  25,000(1)     -         -   142,500   149,051
   Average interest rate.........     5.39%    6.05%        -%        -%     6.06%     6.71%       -%        -%
Trust Preferred Securities                -    6,000         -         -         -         -        -         -     6,000     6,005
   Average interest rate                  -    6.01%         -         -         -         -        -         -
                                   ------------------------------------------------------------------------------------------------
Total............................   166,636   88,216    48,999    44,389   104,953    37,718   42,402        20   533,333   541,690
                                   ------------------------------------------------------------------------------------------------


Cumulative Totals................  $166,636 $254,852  $303,851  $348,240  $453,193  $490,911 $533,313  $533,333
                                   ------------------------------------------------------------------------------------------------

Interest Rate
   Sensitivity GAP...............  $ 69,420 $(60,877)  $(8,411)  $29,348  $(31,212)   $9,651  $(1,164)  $75,928
Cumulative GAP...................  $ 69,420   $8,543     $ 132   $29,480  $ (1,732)   $7,919  $ 6,755   $82,683
Interest Sensitive Assets/
   Interest Sensitive
   Liabilities...................      142%      31%       83%      166%       70%      126%      97%      N/A%
Cumulative GAP/

   Total Earning Assets..........       11%       1%        0%        5%        0%        1%       1%       13%
Off balance sheet items
   notional value:
  Commitments to
     extend credit...............     $ 631  $62,427
                                 -------------------

   Average interest rate.........      5.5%     5.5%

(1) The Federal Home Loan Bank has the option of calling these advances prior to the scheduled maturity shown in the table, whereupon they might be replaced by borrowings at then current market rates.

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

      Through the use of income simulation modeling the Company has estimated net interest income for the year ending December 31, 2002, based upon the assets, liabilities and off-balance sheet financial instruments at December 31, 2001. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31:


                                                  Percent change
     Rate shocks to interest rates             2002             2001
     -----------------------------             ----             ----

                  +2%                           0.2%            (0.3%)

                  +1%                          (0.2)             0.4

                  -1%                          (1.8)            (2.9)

                  -2%                          (6.1)            (9.8)

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

Capital Resources

      The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.98% and 13.08% at December 31, 2001, and 2000, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2001 and 2000 were 12.73% and 11.99%, respectively. At December 31, 2001, and 2000, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines. The increase in capital was primarily the result of the addition of the $6.0 million of trust preferred securities as discussed below, which qualify as Tier 1 Capital.

      Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2001, and 2000, the Company's leverage ratio was 8.07% and 6.91%, respectively. Accordingly, at December 31, 2000 and 1999, the Company was considered "well capitalized" under FRB and FDIC regulations. . The increase in the leverage ratio was primarily the result of the addition of the $6.0 million in trust preferred securities, which qualify as Tier 1 Capital.

         On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor") with an initial rate of 6.007%. The interest rate cap of 11% is effective through the initial 5-year call date.

         The shareholders' equity of the Company as of December 31, 2001, totaled approximately $46.8 million compared to approximately $43.0 million as of December 31, 2000. This increase of $3.8 million was mainly attributable to net income for the year of approximately $2.1 million and an improvement in the unrealized loss on securities of $1.7 million. These factors also increased the book value per share of the Company's common stock, which increased from $6.96 as of December 31, 2000, to $7.58 as of December 31, 2001, based upon 6,182,954 shares outstanding at the end of both periods. The increase was primarily attributable to net income for the year and the improvement in market value of available for sale securities.

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

      The following table presents the Company's regulatory capital ratios at December 31, 2001, and 2000:

                                                                                                         To be well
                                                                            For Capital               capitalized under
                                                 Actual                   Adequacy Purposes        FRB capital guidelines
(Dollars in thousands)                     Amount       Ratio           Amount        Ratio          Amount        Ratio
                                           ------       -----           ------        -----          ------        -----
At December 31, 2001

   Total risk based capital

      First Republic Bank..............   $ 51,000      12.96%          $ 31,493      8.00%          $ 39,366     10.00%

        First Bank of DE...............      5,288      23.13%             1,829      8.00%             2,286     10.00%

        Republic First Bancorp, Inc....     58,151      13.98%            33,275      8.00%            41,594     10.00%

   Tier one risk based capital

      First Republic Bank..............     46,078      11.70%            15,747      4.00%            23,620      6.00%

      First Bank of DE.................      5,001      21.87%               915      4.00%             1,372      6.00%

      Republic First Bancorp, Inc......     52,949      12.73%            16,638      4.00%            24,957      6.00%

   Tier one leveraged capital

      First Republic Bank..............     46,078       7.46%            30,884      5.00%            30,884      5.00%

      First Bank of DE.................      5,001      12.74%             1,963      5.00%             1,963      5.00%

      Republic First Bancorp, Inc......     52,949       8.07%            32,793      5.00%            32,793      5.00%

At December 31, 2000

   Total risk based capital

      First Republic Bank..............   $ 42,281      11.92%          $ 28,369      8.00%          $ 35,461     10.00%

        First Bank of DE...............      3,648      19.34%             1,509      8.00%             1,886     10.00%

        Republic First Bancorp, Inc....     48,907      13.08%            29,917      8.00%            37,396     10.00%

   Tier one risk based capital

      First Republic Bank..............     38,471      10.85%            14,184      4.00%            21,277      6.00%

      First Bank of DE.................      3,387      17.96%               754      4.00%             1,132      6.00%

      Republic First Bancorp, Inc......     44,835      11.99%            14,958      4.00%            22,438      6.00%

   Tier one leveraged capital

      First Republic Bank..............     38,471       6.19%            31,060      5.00%            31,060      5.00%

      First Bank of DE.................      3,387      12.15%             1,394      5.00%             1,394      5.00%

      Republic First Bancorp, Inc......     44,835       6.91%            32,446      5.00%            32,446      5.00%

      Management believes that the Company and Banks meet as of December 31, 2001, and 2000, all capital adequacy requirements to which they are subject. As of December 31, 2001, and 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Banks' category.

      The Company and the Banks' ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on the Banks' loan customers and the Banks' ability to manage their interest rate risk, growth and other operating expenses.

      In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992, implementing a statutory requirement that federal banking regulators take specified "prompt corrective action" when an insured institution's capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. The Banks currently exceed the levels required for a bank to be classified as "well capitalized". However, the Federal Reserve Bank may consider other criteria when determining such classifications, which criteria could result in a downgrading in such classifications.

      As a de novo bank, the Delaware Bank is subject to certain capital requirements and guidelines imposed by the FRB and Delaware State Department of Banking. These guidelines provide for a minimum leverage ratio of 9.00% and total shareholders' equity of at least $3.0 million during the period in which the Delaware Bank is considered a de novo bank. Management expects that the Delaware Bank will be considered a de novo bank through June 30, 2002. After that date, the Delaware Bank would be subject to the same risk-based capital and leverage capital guidelines as the Company and the Bank. At December 31, 2001, the Delaware Bank had a Tier 1 leveraged ratio of 12.74% and shareholders' equity of $5.0 million.

      The Company's equity to assets ratio increased from 6.56% as of December 31, 2000, to 7.18% as of December 31, 2001. The increase at year-end 2001 was a result of the improvement in the market value of available-for sale securities and net income. The Company's average equity to assets ratio for 2001 was 7.02% compared to 6.12% for 2000. Management anticipates that its equity-to-assets ratio will be maintained at approximately the current level. The Company's average return on equity for 2001, 2000 and 1999 was 4.59%, 7.73% and 10.94%, respectively; and its average return on assets for 2001, 2000, and 1999 was 0.33%, 0.55% and 0.85%, respectively. The decline in both ratios is a result of lower net income for the year.


Liquidity

      Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

      The Banks regulatory authorities require the Bank to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Bank has formed an Asset/Liability Committee (ALCO), comprised of certain members of the Banks board of directors and senior management, which monitors such ratios. The purpose of the committee is, in part, to monitor the Banks liquidity and adherence to the ratios in addition to managing the relative interest rate risk to the Bank. The ALCO meets at least quarterly.

      The Company's most liquid assets totaled $41.4 million at December 31, 2001, compared to $50.7 million at December 31, 2000 due to a decrease in federal funds sold. Loan maturities and repayments are another source of asset liquidity. At December 31, 2001, the Bank estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2002. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the Banks' line of credit.

      Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. At December 31, 2001, the Bank had $162.5 million in unused lines of credit available under arrangements with correspondent banks compared to $149.6 million at December 31, 2000. These lines of credit enable the Bank to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

      At December 31, 2001, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $63.1 million. Certificates of deposit scheduled to mature in one year totaled $198.5 million at December 31, 2001, and borrowings scheduled to mature within that period amounted to $17.5 million. The Company anticipates that it will have sufficient funds available to meet its current commitments. The bank has an additional $125.0 million in other borrowings that are callable by the FHLB, whereupon they would be replaced by borrowings at then current rates. If these borrowings are in fact called, net interest income could be affected. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at December 31, 2001. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $295.0 million. As of December 31, 2001, and 2000, the Company had borrowed $142.5 million and $176.4 million, respectively, under its lines of credit. Securities represent a primary source of liquidity for the Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

      Operating cash flows are primarily derived from cash provided from net income during the year and are another source of liquidity. Cash used in investment activities for the years ended December 31, 2001, 2000, and 1999 was mainly used to fund loan growth. Cash was used in financing activities as the Company repaid other borrowings and grew its deposit base in those periods.

      The Company's primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. The Bank has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, the incremental cost may vary depending on market conditions. The Company's securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. Because of the FHLB's AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

      The Banks' ALCO is responsible for managing the liquidity position and interest sensitivity of the Bank. That committee's primary objective is to maximize net interest income while configuring the Banks' interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Securities Portfolio
      The Banks securities portfolio is intended to provide liquidity, reduce interest rate risk and contribute to earnings while diversifying credit risk. The decline in securities in 2001 was a result of the Company's strategy to reduce the amount of the securities portfolio and redeploy these assets into higher-yielding commercial loans.
      A summary of securities available-for-sale and securities held-to-maturity at December 31, 2001, 2000, and 1999 follows.

                                                               Securities Available for Sale at December 31,
                                                                          (Dollars in thousands)
                                                                    2001           2000             1999
                                                                    ----           ----             ----
    U.S. Government Agencies...........................            $ 897          $ 2,246           $ 2,662

    Mortgage Back Securities/CMOs (1)..................          113,511          153,002           176,694
                                                                 ------------------------------------------

    Total amortized cost of securities.................         $114,408         $155,248          $179,356
                                                                -------------------------------------------

    Total fair value of securities.....................         $113,868         $152,134          $169,285
                                                                -------------------------------------------

                                                                Securities Held to Maturity at December 31,
                                                                          (Dollars in thousands)
                                                                    2001             2000             1999
                                                                    ----             ----             ----

    U.S. Government Agencies...........................           $  997         $  1,650           $ 1,621

    Mortgage Back Securities/CMOs (1)..................            1,399            1,732             1,747

    Other securities (2)...............................            9,178           14,325            14,655
                                                                   ----------------------------------------

    Total amortized cost of securities.................         $ 11,574         $ 17,707          $ 18,023
                                                                -------------------------------------------

    Total fair value of securities.....................         $ 11,601         $ 17,750          $ 18,038
                                                                -------------------------------------------

(1)  All  of  these  obligations   consist  of  U.S.  Government  Agency  issued
     securities.
(2)  Comprised mostly of FHLB and Federal Reserve Bank stock.









         The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2001. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                                     Securities Available for Sale at December 31, 2001
                                Within One Year  One to Five Years Five to Ten Years     Past 10 Years           Total
                               Amount   Yield    Amount   Yield     Amount    Yield    Amount    Yield   Fair value   Cost   Yield
                                                                (Dollars in thousands)
U.S. Government Agencies        $ -       -%     $ 567    8.02%     $ 344    7.63%     $  -        -%     $   911      $897   7.87%

CMOs / Mortgage-backed
   securities.................    -       -%       623    6.98%         -       -%     112,334   6.33%    112,957   113,511   6.33%
                              ------------------------------------------------------------------------------------------------------

Total AFS securities..........  $ -       -%    $1,190    7.48%     $ 344    7.63%    $112,334   6.33%   $113,868  $114,408   6.35%
                                ====================================================================================================



                                                       Securities Held to Maturity at December 31, 2001
                                Within One Year  One to Five Years  Five to Ten Years    Past 10 Years            Total
                               Amount   Yield    Amount   Yield     Amount    Yield     Amount   Yield     Amount     Yield
                                                                (Dollars in thousands)
U.S. Government Agencies......  $ 798   3.40%    $  185   8.48%        $ -      -%         $ 14   6.38%       $ 997    4.39%

CMOs / Mortgage-backed
   securities.................      -      -%         -      -%          -      -%        1,399   6.72%       1,399    6.72%

Other securities..............    170   6.92%       225   6.38%         80   7.03%        8,703   5.66%       9,178    5.71%
                              ----------------------------------------------------------------------------------------------

Total HTM securities..........  $ 968   4.04%    $  410   7.33%      $  80   7.03%     $ 10,116   5.82%    $ 11,574    5.75%
                              ==============================================================================================

Loan Portfolio

      The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $2,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million at December 31, 2001. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5,000,000 at December 31, 2001, amounted to $56.5 million.

      The Company's net loans increased $45.6 million, or 10.9%, to $463.9 million at December 31, 2001, from $418.3 million at December 31, 2000, and were primarily funded by deposit growth and securities repayments.

      The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                                 At December 31,

                                                                             (Dollars in thousands)
                                                       2001          2000           1999           1998           1997
                                                       ----          ----           ----           ----           ----
Commercial:

Real estate secured (1)..........................     $321,579       $284,082      $233,702       $187,098      $153,386

Non real-estate secured..........................       53,388         39,016        36,600         35,294        36,400

Non-real estate unsecured........................        7,229         10,543         4,467          6,686         6,119
                                                 -----------------------------------------------------------------------
      Total commercial...........................      382,196        333,641       274,769        229,078       195,905

Residential real estate (2)......................       67,821         74,825        76,975         71,020         7,536

Consumer and other...............................       19,302         13,919        11,069          9,065         8,586
                                                 -----------------------------------------------------------------------

      Total loans, net of unearned income........     $469,319       $422,385      $362,813       $309,163      $212,027
                                                 =======================================================================

(1)  Includes loans held for sale.

(2) Residential real estate secured is comprised of jumbo residential first mortgage loans at December 31, 2001.

Loan Maturity and Interest Rate Sensitivity

      The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates: (dollars in thousands).

                                                                              At December 31, 2001

                                                                             (Dollars in thousands)
                                                      One Year       More Than One Year          Over            Total
                                                       or Less       Through Five Years       Five Years          Loans

Total Commercial and Commercial Real Estate......     $142,701            $205,578             $ 33,917         $382,196

Total Residential Real Estate....................          942               1,700               65,179           67,821

Total Consumer and Other.........................        8,974               5,375                4,953           19,302
                                                 -----------------------------------------------------------------------

          Total (1)..............................     $152,617            $212,653             $104,049         $469,319
                                                 =======================================================================
Loans with Fixed Rates...........................       38,206             155,740               93,800          287,746

Loans with Floating Rates........................      114,411              56,913               10,249          181,573
                                                 -----------------------------------------------------------------------

           Total (1).............................     $152,617            $212,653             $104,049         $469,319
                                                 =======================================================================
Percent Composition by Maturity..................      32.52%              45.31%               22.17%          100.00%

Fixed Loans as Percent of Total..................      25.03               73.23                90.15            61.31

Float Loans as Percent of Total..................      74.97               26.77                 9.85            38.69

(1) Includes loans held for sale

      In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

      At December 31, 2001, 61.3% of total loans were fixed rate compared to 65.2% at December 31, 2000.

Credit Quality

      The Banks' written lending policies require underwriting, loan documentation and credit analysis standards to be met prior to funding, with a senior loan officer review of all loan applications. A committee of the Board of Directors oversees the loan approval process to monitor that proper standards are maintained, while approving the majority of commercial loans.

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

      Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms.

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

      The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                                 At December 31,

                                                            2001         2000         1999         1998          1997
                                                            ---------------------------------------------------------

                                                                             (Dollars in thousands)
Loans accruing, but past due 90 days or more...........     $518        $  91        $ 333        $ 121         $ 113

Restructured loans.....................................        -        1,982            -            -             -

Non-accrual loans......................................    3,830        1,350        1,778        1,002         1,800
                                                           -----        -----        -----        -----         -----

Total non-performing loans.............................    4,348        3,423        2,111        1,123         1,913

Other real estate owned................................    1,858           -           643          718         1,944
                                                       ---------------------------------------------------------------

Total non-performing assets(1).........................   $6,206       $3,423       $2,754       $1,841        $3,857
                                                       ===============================================================

Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2)................     0.93%        0.81%        0.58%        0.36%         0.90%

Non-performing assets as a percentage of total assets..     0.95%        0.52%        0.47%        0.36%         1.03%

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.
(2)  Includes loans held for sale.

      Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2001, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). The restructured loan of $2.0 million outstanding at December 31, 2000 has been repaid. The $2.5 million increase in non-accrual loans to $3.8 million at December 31, 2001, from the prior year reflects a $1.7 million loan to the single borrower discussed under "Other Real Estate Owned" below. Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

      The   following   summary   shows  the  impact  on   interest   income  of
non-performing loans for the periods indicated:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                                                        2001          2000           1999          1998           1997
                                                      ------------------------------------------------------------------
Interest income that would have been recorded
 had the loans been in accordance with their
  original terms                                      $203,000       $125,000      $189,000        $79,000      $279,000

Interest income included in net income                      $-       $171,000            $-       $ 55,000            $-

         At December 31, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $136.2 million, which represented 29.1% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



         Other Real Estate Owned:

      In the third quarter of 2001, $5.4 million of loans to a single borrower were classified as non-accrual after being classified as substandard in the second quarter of 2001. The $5.4 million reflected loans which were secured by a hotel property and which were made between August 1999 and May 2000. The loans were made to a developer who was adversely impacted by economic conditions. In the fourth quarter, the borrower declared bankruptcy and the Bank increased its reserves against the loans by approximately $1.3 million in addition to existing reserves of $600,000. In that quarter, the Company took control of the property collateralizing $3.7 million of the $5.4 million total. Of the $5.4 million, $1.9 million was transferred to other real estate owned, while $1.9 million was charged off against the allowance. The remaining $1.7 million of the $5.4 million total was classified as non-accrual at December 31, 2001. The Bank had no credit exposure to "highly leveraged transactions" at December 31, 2001, as defined by the FRB.

      Allowance for Loan Losses

      A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is as follows: (dollars in thousands)

                                                                        For the Year Ended December 31,
                                                                        -------------------------------
                                                        2001          2000           1999          1998           1997
                                                        --------------------------------------------------------------
Balance at beginning of period                         $ 4,072        $ 3,208       $ 2,395        $ 2,028        $2,092

Charge-offs:

  Commercial and construction                            2,074             66            91             76           383

  Real estate                                                -              -             -              -            67

  Consumer and short-term                                  805             90           117             34            31
                                                   ---------------------------------------------------------------------

    Total charge-offs                                    2,879            156           208            110           481
                                                   ---------------------------------------------------------------------

Recoveries:

  Commercial and construction                              257            340           124             13            18

  Real estate                                                -              -             -              -            67


  Consumer and short-term                                   17             14            17             94            12
                                                   ---------------------------------------------------------------------

    Total recoveries                                       274            354           141            107            97
                                                  ----------------------------------------------------------------------

Net charge-offs                                          2,605           (198)           67              3           384
                                                  ----------------------------------------------------------------------

Provision for loan losses                                3,964            666           880            370           320
                                                  ----------------------------------------------------------------------

  Balance at end of period                             $ 5,431        $ 4,072       $ 3,208        $ 2,395       $ 2,028
                                                  ======================================================================

  Average loans outstanding (1)                       $448,397       $389,156      $325,544       $248,479      $183,246

As a percent of average loans (1):

  Net charge-offs                                       0.58%        (0.05)%         0.02%          0.00%         0.21%

  Provision for loan losses                             0.88          0.17           0.27           0.15          0.17

  Allowance for loan losses                             1.21          1.05           0.99           0.96          1.11

Allowance for loan losses to:

  Total loans, net of unearned income                   1.16%         0.96%          0.88%          0.79%         0.96%

  Total non-performing loans                          124.89%       118.96%        151.97%        213.27%       106.01%

(1)  Includes non-accruing loans.

       The increase in commercial loan charge-offs related primarily to charge-offs for one borrower in the amount of $1.9 million. The remainder of this loan was subsequently transferred to other real estate owned as discussed previously. The increase in consumer and short-term loan charge-offs relate to the addition of the short-term consumer loan product. Charge-offs related to these loans were approximately $800,000 versus $0 in all prior years.

      Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management's best estimate of known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

      The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors.

      Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at December 31, 2001. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

                                                                  At December 31,               (dollars in thousands)

                            2001                 2000                1999                 1998              1997
                          --------------------------------------------------------------------------------------------

                          Amount(1)            Amount(1)           Amount(1)            Amount(1)         Amount(1)
                          --------------------------------------------------------------------------------------------

Allocation of allowance
 for loan losses:
   Commercial (2)          $4,814                $3,144              $2,119              $1,638            $1,595

   Residential real estate    203                   224                 423                 391                41

   Consumer and other         182                   157                  84                  71                58

   Unallocated                232                   547                 582                 295               334
                         ---------------------------------------------------------------------------------------------

      Total                $5,431                $4,072              $3,208              $2,395            $2,028
                         =============================================================================================

(1) Gross loans net of unearned income.

(2) Includes loans held for sale.


       The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loan categories outstanding. Net charge-offs to average loans in 2001 were 0.58%, with substantially all of such charge-offs related to one borrower and the addition of the short-term consumer loan program. In the previous four years, that ratio did not exceed .21%. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2001, primarily in view of economic conditions. The Company applied historical loss percentages for consumer loans including short-term consumer loans. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Further, the Company attempts to classify any applicable loans according to regulatory definitions, for loans which may have characteristics which may decrease the probability of full compliance with original loan terms. Consistent with regulatory reserve allocations the classifications and percentage of principal which are allocated to the allowance for loan losses are as follows: special mention-3%, substandard-15%, doubtful-50% and loss-100%. Also, the Company may estimate and recognize reserve allocations above these regulatory reserve percentages based upon any factor which might impact the loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition. Those factors and resulting additional allocations were the primary reason that the unallocated component of the allowance decreased $315,000 to $232,000 at December 31, 2001 from $547,000 at December 31, 2000. The unallocated allowance is established for losses which have not been identified through the formula and specific portions of the allowance described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2001, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $382.2 million, $67.8 million and $19.3 million.


      The recorded investment in loans which are impaired in accordance with SFAS 114 totaled $4.3 million, $3.3 million and $1.8 million at December 31, 2001, and 2000 and 1999 respectively, of which $4.0 million, $3.1 million and $1.4 million respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 2001, 2000 and 1999 were $449,000, $175,000, $353,000 respectively, and the amounts of such valuation allowances were $288,000, $139,000 and $104,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans was approximately $4.2 million, $3.6 million, and $1.4 million, respectively. During 2000, the Bank recognized interest income of $171,000 on impaired loans. The Bank did not recognize any interest income on impaired loans during

2001 or 1999. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      At December 31, 2001, and 2000, substandard loans totaled approximately $8.7 million and $4.0 million respectively; and doubtful loans totaled approximately $62,000 and $113,000, respectively. There were no loans classified as loss at those dates.

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2001, and 2000, in the aggregate principal amount of $6.1 million and $1.5 million respectively; and (ii) 60 to 89 days past due, at December 31, 2001, and 2000 in the aggregate principal amount of $853,000 and $435,000 respectively.

      The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2001 and 2000.


                                             2001                   2000
                                        -----------------------------------
         Balance at January 1,           $        -              $ 643,000

         Additions, net                   1,858,000                      -

         Sales                                    -               (597,000)

         Write downs/loss on sale                 -                (46,000)
                                        -----------------------------------

         Balance at December 31,         $1,858,000               $      -
                                        ===================================

Deposit Structure

      Of the total daily average deposits of approximately $442.1 million held by the Banks during the year ended December 31, 2001, approximately $50.2 million, or 11.3%, represented non-interest bearing deposits, compared to approximately $37.4 million, or 10.2%, of approximately $366.8 million total daily average deposits during 2000. Total deposits at December 31, 2001, consisted of $62.4 million in non-interest-bearing demand deposits, $39.8 million in interest-bearing demand deposits, $94.7 million in savings deposits and money market accounts, $152.6 million in time deposits under $100,000 and $97.7 million in time deposits greater than $100,000. In general, the Bank pays higher interest rates on time deposits. The Banks various deposit liabilities may fluctuate from period-to-period, reflecting strategies to optimize net interest income and customer behavior.

      The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve month periods ended December 31, 2001, 2000 and 1999.

                                                                     For the Years Ended December 31,
                                                                         (Dollars in thousands)
                                                     2001                         2000                         1999
                                            -------------------------------------------------------------------------------
                                              Average                      Average                   Average
                                              Balance       Rate           Balance         Rate      Balance         Rate
Money market & savings deposits             $  93,447      3.15%         $  63,226         4.46%    $ 45,547         3.76%
Time deposits                                 261,281      6.03%           241,738         6.20%     193,430         5.84%
Demand deposits, interest-bearing              37,214      1.71%            24,437         2.40%      13,752         1.35%
                                            -------------------------------------------------------------------------------
Total interest-bearing deposits             $ 391,942      4.94%         $ 329,401         5.58%    $252,729         5.22%
                                            ===============================================================================

      The following is a breakdown by contractual maturity, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2001, 2000 and 1999.
                                                   Certificates of Deposit
                                                   (Dollars in thousands)
                                             2001         2000            1999
                                           ------------------------------------

Maturing in:
  Three months or less                   $ 40,285        $30,614        $11,575
  Over three months through six months     34,463         15,440         10,695
  Over six months through twelve months    10,710         28,218         24,135
  Over twelve months                       12,229         24,870         14,049
                                           ------------------------------------

    TOTAL                                 $97,687        $99,142        $60,454
                                          =====================================





         The following is a breakdown, by contractual maturities of the Company's time certificates of deposit for the years 2002 through 2006 and beyond (dollars in thousands).

                                          2002           2003           2004          2005      2006 and beyond    Totals
                                       -----------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Time certificates of deposit            $198,501        $40,596        $1,160        $8,925         $1,088        $250,270



Recent Accounting Pronouncements



      Business Combinations



      In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 141.



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



      The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 142 at January 1, 2002.



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

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings, financial condition, or equity.

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

      The following tables are summary unaudited income statement information for each of the quarters ended during 2001 and 2000.



Summary of Selected Quarterly Consolidated Financial Data
(Dollars in thousands, except per share data)                                    For the Quarter Ended, 2001
                                                                     Fourth          Third        Second          First
Income Statement Data:
Total interest income                                                 $12,411       $11,995       $ 12,206      $ 12,402
Total interest expense                                                  6,231         6,950          7,450         8,028
                                                               ---------------------------------------------------------
Net interest income                                                     6,180         5,045          4,756         4,374
Provision for loan losses (1)                                           2,617           570            620           157
Non-interest expense, net of non-interest income                        3,473         3,499          3,183         3,081
Federal income tax expense                                                 30           322            314           375
                                                               ---------------------------------------------------------
Net income (1)                                                           $ 60         $ 654          $ 639         $ 761
                                                               =========================================================

Per Share Data:

Basic:
Net income                                                              $0.01         $0.10          $0.10         $0.12
                                                               =========================================================

Diluted:
Net income                                                              $0.01         $0.10          $0.10         $0.12
                                                               =========================================================


                                                                                 For the Quarter Ended, 2000
                                                                     Fourth          Third        Second          First
Income Statement Data:
Total interest income                                                 $12,625       $12,300       $ 11,249      $ 10,713
Total interest expense                                                  8,204         7,762          7,122         6,704
                                                               ---------------------------------------------------------
Net interest income                                                     4,421         4,538          4,127         4,009
Provision for loan losses                                                  66           200            200           200
Non-interest expense, net of non-interest income                        3,265         3,223          2,609         2,311
Federal income tax expense                                                360           368            435           494
                                                               ---------------------------------------------------------
Net income                                                              $ 730         $ 747          $ 883       $ 1,004
                                                               =========================================================

Per Share Data:
Basic:
Net income                                                              $0.12         $0.12          $0.14         $0.16
                                                               =========================================================

Diluted:
Net income                                                              $0.12         $0.12          $0.14         $0.16
                                                               =========================================================

(1) As previously discussed under "Other Real Estate Owned", the Company increased its reserves against a single borrower by $1.3 million in the fourth quarter of 2001, and charged off $1.9 million related to that borrower.

Item 8: Financial Statements and Supplementary Data

      The financial statements of the Company begin on Page 41.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III


Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of shareholders scheduled for April 23, 2002.


Item 11:    Executive Compensation

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of shareholders scheduled for April 23, 2002.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of shareholders scheduled for April 23, 2002.


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

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K

         A. Financial Statements                                        Page 41

            (1)   Independent Auditors Report.

            (2)   Consolidated Balance Sheets as of December 31, 2001 and 2000.

            (3) Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

            (4) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

            (5) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2001, 2000 and 1999.

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

      Filed December 3, 2001.

      Filed December 20, 2001.

      Filed February 14, 2002.

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

                                     REPUBLIC FIRST BANCORP, INC. [registrant]


Date: February 28, 2002                 By: /s/ Harry D. Madonna
                                        ------------------------
                                        Harry D. Madonna
                                        President and
                                        Chief Executive Officer


Date: February 28, 2002                 By: /s/ Paul Frenkiel
                                        ---------------------
                                        Paul Frenkiel,
                                        Executive Vice President and
                                        Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 28, 2002

         /s/ Harris Wildstein, Esq.
          ------------------------------------------------------
         Harris Wildstein, Esq., Director

         /s/ Neal I. Rodin
         -------------------------------------------------------
         Neal I. Rodin, Director

         /s/ James E. Schleif
         -------------------------------------------------------
         James E. Schleif, Director

         /s/ Steven J. Shotz
         -------------------------------------------------------
         Steven J. Shotz, Director

         /s/ Harry D. Madonna
         -------------------------------------------------------
         Harry D. Madonna, Director and Chairman of the Board

         /s/ Kenneth Adelberg
         -------------------------------------------------------
         Kenneth Adelberg, Director

         /s/ William Batoff
         -------------------------------------------------------
         William Batoff, Director

         /s/ Daniel S. Berman
         -------------------------------------------------------
         Daniel S. Berman, Director

         /s/ Michael Bradley
         -------------------------------------------------------
         Michael Bradley, Director


                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                OF

                                   REPUBLIC FIRST BANCORP, INC.

                                                                                                Page


Independent Auditors Report                                                                      42

Consolidated Balance Sheets as of December 31, 2001 and 2000                                     43

Consolidated Statements of Income
     for the years ended December 31, 2001, 2000 and 1999                                        44

Consolidated Statements of Cash Flows
     for the years ended December 31, 2001, 2000 and 1999                                        45

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income/(Loss)
     for the years ended December 31, 2001, 2000 and 1999                                        46

Notes to Consolidated Financial Statements                                                       48



KPMG
     1600 Market Street
     Philadelphia, PA 19103-7212


                          Independent Auditors' Report

The Board of Directors
Republic First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and comprehensive  income/(loss),  and  cash  flows  for  each of the  years  in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

January 22, 2002

                                     REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                               December 31, 2001 and 2000
                                     (dollars in thousands, except per share data)

                                                                                          2001                 2000
                                                                                          ----                 ----
ASSETS:
Cash and due from banks...........................................................       $ 19,647             $ 20,990
Federal funds sold and interest-bearing deposits with banks.......................         21,773               29,667
                                                                                  ------------------------------------
      Total cash and cash equivalents.............................................         41,420               50,657

Other interest-earning restricted cash................................                      4,913                    -
Securities available for sale, at fair value......................................        113,868              152,134
Securities held to maturity, at amortized cost
   (fair value of $11,601 and $17,750 respectively)...............................         11,574               17,707
Loans receivable, (net of allowance for loan losses of $5,431 and
   $4,072, respectively)..........................................................        463,888              418,313
Premises and equipment, net.......................................................          5,211                5,153
Other real estate owned, net......................................................          1,858                    -
Accrued income and other assets...................................................          9,597               11,673
                                                                                  ------------------------------------
      Total Assets................................................................       $652,329             $655,637
                                                                                  ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand-- non-interest-bearing.....................................................       $ 62,384             $ 44,281
Demand-- interest-bearing.........................................................         39,789               29,784
Money market and savings..........................................................         94,774               76,510
Time  less than $100,000.........................................................         152,583              175,834
Time over $100,000................................................................         97,687               99,142
                                                                                  ------------------------------------
      Total Deposits..............................................................        447,217              425,551

Other borrowings..................................................................        142,500              176,442
Accrued expenses and other liabilities............................................          9,769               10,614

Corporation-obligated-mandatorily redeemable capital securities of subsidiary trust
holding solely junior obligations of the corporation (See Note 13)................          6,000                    -
                                                                                  ------------------------------------



      Total Liabilities...........................................................        605,486              612,607
                                                                                  ------------------------------------

Commitments and contingencies  (See Note 11)

Shareholders' Equity:
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
   shares issued and outstanding 6,358,126 as of December 31, 2001 and............
   December 31, 2000..............................................................             63                   63
Additional paid in capital........................................................         32,117               32,117
Retained earnings.................................................................         16,560               14,446
Treasury stock at cost (175,172 shares)...........................................         (1,541)              (1,541)
Accumulated other comprehensive loss..............................................           (356)              (2,055)
                                                                                  -------------------------------------
      Total Shareholders' Equity..................................................         46,843               43,030
                                                                                  ------------------------------------
      Total Liabilities and Shareholders' Equity..................................       $652,329             $655,637
                                                                                  ====================================



                (See notes to consolidated financial statements)


                                      REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                   for the years ended December 31, 2001, 2000 and 1999
                                      (dollars in thousands, except per share data)

                                                                                2001             2000              1999
                                                                                ----             ----              ----
Interest income:
     Interest and fees on loans............................................   $38,586           $34,012          $26,897
     Interest on federal funds sold and other interest-earning assets......     1,304               754               33
     Interest and dividends on investments.................................     9,124            12,121           12,518
                                                                           ---------------------------------------------
                                                                               49,014            46,887           39,448

Interest expense:
     Demand - interest bearing.............................................       636               586              186
     Money market and savings..............................................     2,948             2,823            1,714
     Time less than $100,000...............................................    10,245            10,086            9,177
     Time over $100,000....................................................     5,522             4,899            2,119
     Other borrowings......................................................     9,308            11,398           11,316
                                                                           ---------------------------------------------
                                                                               28,659            29,792           24,512
Net interest income........................................................    20,355            17,095           14,936
Provision for loan losses..................................................     3,964               666              880
                                                                           ---------------------------------------------
Net interest income after provision for loan losses........................    16,391            16,429           14,056
                                                                           ---------------------------------------------
Non-interest income:
     Loan advisory and servicing fees......................................     1,358               468              273
     Service fees on deposit accounts...............................            1,188               967              711
     Gain on securities sold...............................................        13                 -                -
     Tax Refund Products...................................................       283               181            2,715
     Other income..........................................................       102               108              106
                                                                           ---------------------------------------------
                                                                                2,944             1,724            3,805
Non-interest expenses:
     Salaries and employee benefits........................................     8,396             6,867            5,543
     Occupancy ............................................................     1,367             1,267            1,085
     Equipment.............................................................       954               712              638
     Professional fees.....................................................     1,408             1,000              531
     Advertising ...............................................                  561               701              309
     Other operating expenses..............................................     3,494             2,585            2,756
                                                                           ---------------------------------------------
                                                                               16,180            13,132           10,862
Income before income taxes.................................................     3,155             5,021            6,999
Provision for income taxes.................................................     1,041             1,657            2,302
                                                                           ---------------------------------------------
Income before cumulative effect of a change in accounting principle........     2,114             3,364            4,697
Cumulative effect of a change in accounting principle (Note 2).............         -                 -              (63)
                                                                           ----------------------------------------------
Net Income.................................................................   $ 2,114           $ 3,364          $ 4,634
                                                                           =============================================
Net income per share:
Basic:
     Income before cumulative effect of a change in accounting principle...     $0.34             $0.54             $0.78
     Cumulative effect of a change in accounting principle (Note 2)........      -                 -                (0.01)
                                                                           -----------------------------------------------
Net Income.................................................................     $0.34             $0.54             $0.77
                                                                           ==============================================
Diluted:
     Income before cumulative effect of a change in accounting principle...     $0.33             $0.54             $0.75
     Cumulative effect of a change in accounting principle (Note 2)........      -                 -                (0.01)
                                                                           -----------------------------------------------
Net income.................................................................     $0.33             $0.54             $0.74
                                                                           ==============================================

                (See notes to consolidated financial statements)

                                        REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS of CASH FLOWS
                                    For the years ended December 31, 2001, 2000 and 1999
                                                   (dollars in thousands)

                                                                                   2001             2000            1999
                                                                                   ----             ----            ----
Cash flows from operating activities:
   Net income................................................................       $2,114          $3,364         $ 4,634
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses..............................................        3,964             666             880
      Write down of other real estate owned..................................            -               -              75
      Loss on sale of other real estate owned................................            -              46               -
      Depreciation ..........................................................          954             712             584
      Gain on sale of securities sold........................................           13               -               -
      Amortization of securities.............................................          348              87             206
     Increase in loans held for sale.........................................            -               -          (4,857)
      Sales of loans held for sale...........................................            -           4,857           7,204
      Increase (decrease) in accrued income and other assets.................        1,199          (1,387)           (197)
      Increase (decrease) in accrued expenses and other liabilities..........         (845)          1,757             492
                                                                             ---------------------------------------------
      Net cash provided by operating activities..............................        7,747          10,102           9,021
                                                                             ---------------------------------------------

Cash flows from investing activities:
   Purchase of securities:
      Available for sale.....................................................            -               -         (44,978)
      Held to maturity.......................................................       (4,638)         (2,495)         (7,476)
   Proceeds from maturities and calls of securities:
      Available for sale.....................................................        1,000             380           2,000
      Held to maturity.......................................................       10,446           2,796           2,500
   Proceeds from sale of securities:
      Available for sale.....................................................        7,842               -               -
   Principal collected on MBS's and CMO's:
      Available for sale.....................................................       31,631          23,641          23,995
      Held to maturity.......................................................          334              15           3,951
   Net increase in loans.....................................................      (51,255)        (63,980)        (56,069)
   Net increase (decrease) in deferred fees..................................         (142)           (251)              4
   Net proceeds from sale of real estate owned...............................            -             597               -
   Increase in other interest-earning restricted cash .......................       (4,913)              -               -
   Premises and equipment expenditures.......................................       (1,012)           (852)         (1,607)
                                                                             ----------------------------------------------
   Net cash used in investing activities.....................................      (10,707)        (40,149)        (77,680)
                                                                             ----------------------------------------------

Cash flows from financing activities:
   Net proceeds from exercise of stock options...............................            -              34           1,162
   Purchases of treasury stock...............................................            -               -          (1,028)
   Net increase in demand, money market and savings..........................       46,371          46,681          15,952
   Net increase (decrease) in time deposits..................................      (24,706)         73,077           6,757
   Proceeds from issuance of Trust Preferred Securities......................        6,000             -                 -
   Net decrease in other borrowings less than 90 days........................      (16,442)        (10,198)        (13,969)
   Increase in other borrowings greater than 90 days.........................            -               -          62,600
   Repayment of other borrowings greater than 90 days........................      (17,500)        (50,000)              -
                                                                             ---------------------------------------------
   Net cash provided by (used in) financing activities.......................       (6,277)         59,594          71,474
                                                                             ---------------------------------------------





                                        REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS of CASH FLOWS (Continued)
                                    For the years ended December 31, 2001, 2000 and 1999
                                                   (dollars in thousands)

                                                                                     2001            2000             1999

Increase (decrease) in cash and cash equivalents.............................      $(9,237)        $29,547         $ 2,815
                                                                                   ---------------------------------------
Cash and cash equivalents, beginning of year.................................       50,657          21,110          18,295
Cash and cash equivalents, end of year.......................................       41,420          50,657          21,110
                                                                                    --------------------------------------
Supplemental disclosures:
   Interest paid.............................................................       31,403          29,456          23,417
   Income taxes paid.........................................................        2,100             495           2,475
   Change in income tax payable due to exercise of stock options.............            -              (6)           (281)
   Change in unrealized gain/(loss) on securities available for sale.........        2,574           6,957         (10,046)
   Change in deferred taxes due to change in unrealized gain/(loss)
      on securities available for sale.......................................         (875)         (2,365)          3,415
   Non-monetary transfers from loans to other real estate owned..............      $ 1,858             $ -             $ -





                (See notes to consolidated financial statements)

                                       REPUBLIC FIRST BANCORP INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             AND COMPREHENSIVE INCOME/(LOSS)
                                   For the years ended December 31, 2001, 2000 and 1999
                                                  (dollars in thousands)
                                                                                                         Accumulated
                                                                       Additional                           Other         Total
                                             Comprehensive   Common      Paid in   Retained   Treasury  Comprehensive Shareholders'
                                             Income/(loss)    Stock      Capital   Earnings     Stock   Income (loss)    Equity

Balance December 31, 1998................                      $61       $26,510   $11,996    $(1,929)     $ (16)       $ 36,622

Comprehensive income:
Other comprehensive loss, net of tax:
   Unrealized losses on securities....        $(6,631)
   Less: Reclassification adjustment for
   losses included in net income.......             -
                                             ---------
Total other comprehensive loss...........      (6,631)           -             -         -          -     (6,631)         (6,631)
Net income for the year..................       4,634            -             -     4,634          -          -           4,634
                                             ---------

Total comprehensive loss.................     $(1,997)
                                             =========

Stock dividend...........................                        -         5,548    (5,548)         -          -               -

Treasury stock purchases.................                        -             -         -     (1,028)         -          (1,028)

Options exercised........................                        2            25         -      1,416          -           1,443
                                                            ---------------------------------------------------------------------

Balance December 31, 1999................                       63        32,083    11,082     (1,541)    (6,647)         35,040
                                                            ---------------------------------------------------------------------


Comprehensive income:
  Other comprehensive income, net of tax:
   Unrealized gains on securities........      $4,592
   Less: Reclassification adjustment for
   losses included in net income.........           -
                                             ---------
Total other comprehensive income.........       4,592            -             -         -          -      4,592           4,592
Net income for the year..................       3,364            -             -     3,364          -                      3,364
                                             ---------

Total comprehensive income...............     $ 7,956
                                             =========

Options exercised........................                        -            34         -          -          -              34
                                                            ---------------------------------------------------------------------

Balance December 31, 2000................                       63        32,117    14,446     (1,541)    (2,055)         43,030
                                                            ---------------------------------------------------------------------


Comprehensive income:
  Other comprehensive income, net of tax:
   Unrealized gains on securities........      $1,708
   Less: Reclassification adjustment for
   gains included in net income..........          (9)
                                             ---------
Total other comprehensive income.........       1,699            -             -         -          -      1,699           1,699
Net income for the year..................       2,114            -             -     2,114          -                      2,114
                                             ---------      ---------------------------------------------------------------------

Total comprehensive income...............     $ 3,813
                                             =========

Balance December 31, 2001................                     $ 63       $32,117   $16,560    $(1,541)     $(356)        $46,843
                                                            =====================================================================



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

      During 1999, the Company opened a second wholly-owned banking subsidiary in the State of Delaware. The newly formed Bank, First Bank of Delaware (the "Delaware Bank") is a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The Delaware Bank opened for business on June 1, 1999 and offers many of the same services and financial products as First Republic Bank, but additionally offers short-term consumer loans and other loan products not offered by First Republic Bank.

2. Summary of Significant Accounting Policies:

   Principles of Consolidation:

      The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, First
Republic Bank and First Bank of Delaware, (together, the "Banks"). Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

      Additionally, during 1999 the Company derived fee income from the Tax Refund Products, which indirectly funded consumer loans collateralized by federal income tax refunds, and provided accelerated check refunds through a contractual arrangement with Jackson Hewitt. Approximately $2.7 million in gross revenues were recognized from the Tax Refund Products in 1999. As a result of its contract termination with Jackson Hewitt Tax Services Inc., the Company did not offer these products through Jackson-Hewitt beyond 1999. During 2000, the Company earned revenue of $181,000 from the program representing recoveries of delinquent tax refund loans from prior years. In 2001, however, the Company re-entered this line of business with a new partner, and realized revenue of $283,000 in that year. While the company is attempting to increase market penetration of these products, competition is intense and there can be no assurance that revenue levels will be significant in 2002.

      The Company began to offer short-term consumer loans through the Delaware Bank in 2001. At December 31, 2001 the Company had approximately $6.9 million of short-term consumer loans outstanding, which were originated in Indiana and North Carolina through a small number of marketers. These loans generally have principal amounts of $600 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the Company uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

      The Company and its subsidiaries are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

   Cash and Cash Equivalents:

      For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents. The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include December 31, 2001 and 2000, were $5.5 million and $3.1 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

      Other Interest-Earning Restricted Cash:

          Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. These funds are not considered cash equivalent because the Company is contractually obligated to provide these funds and are not immediately able to withdraw the funds.

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

   Loans:

      Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. The amortization of deferred loan fees and costs are accounted for by a method which approximates level yield. Any unamortized fees or costs associated with loans which pay down in full, are immediately recognized in the Company's operations. Income is accrued on the principal amount outstanding.

      Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower, in accordance with the contractual terms. Generally, in the case of non-accrual loans, cash received is applied to reduce the principal outstanding.

   Loans Held for Sale:

      Loans held for sale are carried at the lower of aggregate cost or market value. The Company currently services all loans classified as held for sale and servicing is released when such loans are sold. Market values were estimated using the present value of the estimated cash flows, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Gains and losses on the sale of loans held for sale are included in non-interest income. The Company did not realize any gains or losses during any period reported herein. At December 31, 2001 and 2000, the Company had no loans held for sale.

   Allowance for Loan Losses:

      The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

      The allowance is an amount that represents management's best estimate of known and inherent loan losses. Management's evaluations of the allowance for loan losses consider such factors as an examination of the portfolio, past loss experience, the results of the most recent regulatory examination, current economic conditions and other relevant factors.

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

   Other Real Estate Owned:

      Other real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented. At December 31, 2001, the Company had one hotel property classified as other real estate owned with a value of $1.9 million.

   Income Taxes:

      Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   Earnings Per Share:

      Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents which are antidilutive are not included for purposes of this calculation. For the years 2001, 2000 and 1999, there was an average of 108,790, 293,548 and 132,109 of CSEs which were antidilutive respectively. At December 31, 2001, 2000 and 1999, there were 114,840, 419,981 and 243,964 CSEs which were antidilutive, respectively. These shares may be dilutive in the future.

      The Company paid a 10% Stock Dividend on March 18, 1999 as well as two six-for-five stock splits effected in the form of a 20% stock dividend on March 27, 1998 and April 15, 1997. All relevant financial data contained herein has been restated as if the dividend and splits had occurred at the beginning of each period presented.



(In thousands, except per share data)                                      2001               2000               1999
                                                                        -----------------------------------------------
Income before cumulative effect of a change in accounting principle
   (numerator for basic and diluted earnings per share)                   $2,114             $3,364             $4,697
                                                                        ===============================================


                                                                 Per                        Per                        Per
                                                   Shares       Share         Shares       Share        Shares        Share
Weighted average shares outstanding for the period
   (denominator for basic earnings per share)     6,182,954                  6,175,873                 6,017,053
Earnings per share-- basic                                      $0.34                      $0.54                      $0.78
Add common stock equivalents (CSE)
   representing dilutive stock options              180,398                     97,424                   243,964
                                                    -------                     ------                   -------
Effect on basic earnings per share of CSE                       (0.01)                     (0.00)                     (0.03)
                                                                ------                    -------                     ------
Equals total weighted average shares and CSE
   (denominator for diluted earnings per share)   6,363,352                  6,273,297                 6,261,017
                                                  =========                  =========                 =========
Earnings per share-- diluted                                    $0.33                      $0.54                      $0.75
                                                                =====                      =====                      =====

   Reclassifications:

      Certain items in the 2000 and 1999 financial statements and accompanying notes have been reclassified to conform to the 2001 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.

   Accounting for Assets with Premiums and Discounts:

      The Company accounts for amortization of premiums and accretion of discounts related to loans purchased and investment securities based upon the effective interest method. If a loan prepays in full before the contractual maturity date, any unamortized premiums, discounts or fees are recognized immediately as an adjustment to interest income.

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


      Recent Accounting Pronouncements



      Business Combinations



      In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 141.



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



      The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 142 at January 1, 2002.



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

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings, financial condition, or equity.

3. Investment Securities:

      Investment securities available for sale as of December 31, 2001, are as follows:

                                                                               Gross            Gross         Estimated
                                                           Amortized        Unrealized       Unrealized         Fair
         (Dollars in thousands)                               Cost             Gains           Losses           Value
          ------- -----------------------------------------------------------------------------------------------------
      U.S. Government Agencies                                $897          $ 14              $   -             $  911
      Mortgage Backed Securities and CMOs                  113,511           251               (805)           112,957
                                                           -----------------------------------------------------------
           Total                                          $114,408         $ 265              $(805)          $113,868
                                                          ============================================================



      Investment securities held to maturity as of December 31, 2001, are as follows:

                                                                               Gross            Gross           Estimated
                                                                            Unrealized       Unrealized           Fair
         (Dollars in thousands)                         Amortized Cost         Gains           Losses             Value
          ------- -----------------------------------------------------------------------------------------------------
      U.S. Government Agencies                             $   997          $  1                $ -            $   998
      Mortgage Backed Securities and CMOs                    1,399            17                  -              1,416
      Other Securities                                       9,178             9                  -              9,187
                                                             ---------------------------------------------------------
           Total                                          $ 11,574          $ 27                $ -           $ 11,601
                                                          ============================================================



      Investment securities available for sale as of December 31, 2000, are as follows:

                                                                               Gross            Gross           Estimated
                                                                            Unrealized       Unrealized           Fair
              (Dollars in thousands)                    Amortized Cost         Gains           Losses             Value
               --------------------------------------------------------------------------------------------------------

      U.S. Government Agencies                             $ 2,246           $ 6               $ (7)           $ 2,245
      Mortgage Backed Securities and CMOs                  153,002            44             (3,157)           149,889
                                                           -----------------------------------------------------------
           Total                                          $155,248          $ 50            $(3,164)          $152,134
                                                          ============================================================



      Investment securities held to maturity as of December 31, 2000, are as follows:

                                                                               Gross            Gross           Estimated
                                                                            Unrealized       Unrealized           Fair
         (Dollars in thousands)                         Amortized Cost         Gains           Losses             Value
          ---------------------                         ---------------------------------------------------------------

      U.S. Government Agencies                             $ 1,650           $ 3                $ -            $ 1,653
      Mortgage Backed Securities and CMOs                    1,732            19                  -              1,751
      Other Securities                                      14,325            21                  -             14,346
                                                            ----------------------------------------------------------
           Total                                          $ 17,707          $ 43                $ -           $ 17,750
                                                          ============================================================

      In accordance with regulatory requirements, the Company held an investment in stock of the Federal Reserve Bank with a carrying value of $691,000 and $292,000 as of December 31, 2001 and 2000, respectively, which is included in other securities. Also included in other investment securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $7.6 million and $13.0 million at December 31, 2001 and 2000, respectively. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.

      The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2001, is as follows:


                                                              Available for Sale                   Held to Maturity
                                                         Amortized            Estimated       Amortized        Estimated
         (Dollars in thousands)                             Cost           Fair Value           Cost           Fair Value
          ---------------------                             -------------------------------------------------------------
      Due in 1 year or less                                       $ -               $ -            $ 968             $ 969
      After 1 year to 5 years                                   1,171             1,190              410               415
      After 5 years to 10 years                                   339               344               80                81
      After 10 years or no maturity                           112,898           112,334           10,116            10,136
                                                     ---------------------------------------------------------------------
          Total......................................        $114,408          $113,868          $11,574           $11,601
                                                     =====================================================================

      Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

      Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized a gain on the sale of a security of approximately of $13,000 in 2001. The Company did not realize any gains or losses on the sale of securities during 1999 or 2000.

      At December 31, 2001, investment securities in the amount of approximately $7.1 million were pledged as collateral for public deposits and certain other deposits as required by law.

4. Loans Receivable:

      Loans receivable consist of the following at December 31,:
         (Dollars in thousands)                       2001              2000
          ---------------------------------------------------------------------
         Commercial and Industrial                  $ 60,617         $ 49,559
         Real Estate - commercial                    321,579          284,082
         Real Estate - residential (1)                67,821           74,825
         Consumer and other                           19,302           13,919
                                               ------------------------------
         Loans receivable                            469,319          422,385
         Less allowance for loan losses               (5,431)          (4,072)
                                               -------------------------------
         Total loans receivable, net  (2)           $463,888         $418,313
                                               ==============================

(1) Residential real estate secured is comprised of $67.8 million in jumbo residential first mortgage loans at December 31, 2001.
(2) Net of deferred loan fees of $744,000 and $886,000 at December 31, 2001 and 2000, respectively.

      The recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $4.3 million, $3.3 million and $1.8 million at December 31, 2001, 2000 and 1999, respectively, of which $4.0 million, $3.1 million, and $1.4 million, respectively, related to loans with no valuation allowance because the loans have been partially written down through charge-offs. Loans with valuation allowances at December 31, 2001, 2000 and 1999 were $449,000, $175,000, and $353,000 respectively, and the amounts of such valuation allowances were $288,000, $139,000, and $104,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans was approximately $4.2 million, $3.6 million, and $1.4 million, respectively. During 2000, the Bank recognized $171,000 of interest income on impaired loans. The Bank did not realize any interest on impaired loans during 2001 or 1999. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      As of December 31, 2001, 2000 and 1999, there were loans of approximately $3.8 million, $1.4 million, and $1.8 million, respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $203,000, $125,000, and $189,000 for 2001, 2000 and 1999,
respectively.

          The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties. At December 31, 2001, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $136.2 million, which represented 29.1% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

      Included in loans are loans due from directors and other related parties of $5.0 million and $4.5 million at December 31, 2001, and 2000, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 2001.

            (Dollars in thousands)                                   2001
                                                                     ----
               Balance at beginning of year...................          $4,540
               Additions......................................             971
               Repayments.....................................            (508)
                                                              ----------------
               Balance at end of year.........................          $5,003
                                                              ================


5.  Allowance for Loan Losses:

      Changes in the allowance for loan losses for the years ended December 31, are as follows:

                   (Dollars in thousands)                                         2001              2000            1999
                   --------------------------------------------------------------------------------------------------------
               Balance at beginning of year............................          $4,072           $3,208            $2,395
               Charge-offs.............................................          (2,879)            (156)             (208)
               Recoveries..............................................             274              354               141
               Provision for loan losses...............................           3,964              666               880
                                                                       ---------------------------------------------------
               Balance at end of year..................................          $5,431           $4,072            $3,208
                                                                       ===================================================

6. Premises and Equipment:

      A summary of premises and equipment is as follows:

                   (Dollars in thousands)                                       2001               2000
                   --------------------------------------------------------------------------------------
               Furniture and equipment.................................          $5,345           $4,489
               Bank building...........................................           1,895            1,891
               Leasehold improvements..................................           1,753            1,601
                                                                       ---------------------------------
                                                                                  8,993            7,981
               Less accumulated depreciation...........................          (3,782)          (2,828)
                                                                       ----------------------------------
               Net premises and equipment..............................          $5,211           $5,153
                                                                       =================================

      Depreciation expense on premises, equipment and leasehold improvements amounted to $954,000, $712,000 and $584,000 in 2001, 2000 and 1999,
respectively.
      The range of depreciable lives for leasehold improvements is five to ten years. The depreciable lives of the Banks' building and furniture/equipment is twenty years and, three to seven years, respectively.
      As of December 31, 2001, the Company had entered into non-cancelable lease agreements for its operations center, seven First Republic Bank branch facilities and two First Bank of Delaware branches, expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:
      (Dollars in thousands)

            Year Ended                                        Amount
            ----------                                        ------
            2002..................................           $ 913
            2003..................................             840
            2004..................................             807
            2005..................................             735
            2006 and beyond.......................           1,114
                                                  ----------------
            Total.................................          $4,409
                                                  ================




      The Company incurred rent expense of $899,000, $853,000, and $764,000 in 2001, 2000 and 1999, respectively.

      Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on the following repayments:

       (Dollars in thousands)

            Year Ended                                            Amount
            ----------                                            ------
            2002.......................................           $ 556
            2003.......................................             421
            2004.......................................             130
            2005.......................................              20
                                                       ----------------
            Total......................................          $1,127
                                                       ================

      The Company incurred rent expense on these leases of $0, $269,000 and $210,000 during 2001, 2000 and 1999, respectively.



7. Other Borrowings:
      The Company has lines of credit totaling $10.0 million available for the purchase of federal funds from correspondent bank relationships. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $295.0 million as of December 31, 2001. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2001, and 2000, there were $142.5 million and $176.4 million, respectively outstanding on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from three months to four years. With a portion of these borrowings, the Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate. The maximum outstanding during the year 2001 was $205.0 million versus $238.7 million in the year 2000. The average amount outstanding was $151.6 million at an average rate of 6.14% for the year 2001, versus an average amount of $196.1 million at an average rate of 5.81% during the year 2000.

      The contractual maturity of the Company's borrowings at December 31, 2001, is as follows:

                                                                      Weighted
        (Dollars in thousands)                          Amount      Average Rate
      Maturing in:
         Three months or less........................ $ 12,500         5.39%
         Over three months to one year...............    5,000         6.05%
         1 - 2 years.................................        -            -
         2 - 3 years.................................  100,000         6.06%
         3 - 4 years.................................   25,000         6.71%
                                                     -----------------------
      Totals......................................... $142,500         6.11%
                                                     =======================



8. Deposits

      The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2002 through 2006 and beyond, which includes brokered certificates of deposit of approximately $23.0 million with original terms ranging from three to six months.



                                          2002           2003           2004          2005      2006 and beyond    Totals
                                          -------------------------------------------------------------------------------
         (Dollars in thousands)
      Time Certificates of Deposit      $198,501        $40,596        $1,160        $8,925         $1,088        $250,270
                                        ==================================================================================

9. Income Taxes:

      The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2001, 2000 and 1999.

              (Dollars in thousands)                                               2001            2000          1999
                                                                       ------------------------------------------------
            Tax provision computed at statutory rate...................          $1,073           $1,707        $2,380
            Amortization of negative goodwill..........................            (103)            (103)         (103)
            State tax, net of federal benefit....                                    29                -             -
            Other......................................................              42               53            25
                                                                       -----------------------------------------------
                        Total provision for income taxes...............          $1,041           $1,657        $2,302
                                                                       ===============================================

            The approximate tax effect of each type of temporary difference and carry-forward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000 are as follows:

                                                                                  2001             2000
                                                                       ----------------------------------
            Allowance for loan losses..................................          $1,715          $ 1,154
            Deferred compensation......................................             559              480
            Depreciation...............................................             (68)             (50)
            Unrealized loss on securities available for sale...........             184            1,059
                                                                       ---------------------------------
            Deferred tax asset.........................................           2,390            2,643
                                                                       ---------------------------------
            Negative goodwill allocated to deferred tax asset,
                net of amortization....................................               -             (103)
                                                                       ----------------------------------
            Adjusted deferred tax assets...............................           2,390           $2,540
                                                                       ---------------------------------
            Deferred tax liabilities:
               Deferred loan costs.....................................            (338)            (350)
               Prepaid expenses........................................             (24)             (30)
                                                                       ----------------------------------
            Deferred tax liabilities...................................            (362)            (380)
                                                                       ----------------------------------
            Net deferred tax asset.....................................          $2,028           $2,160
                                                                       =================================

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

      The reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 2001, 2000, and 1999, the negative goodwill allocated to the deferred tax assets was amortized by $103,000 in each year, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill was recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.



      The following represents the components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, respectively.

           (Dollars in thousands)                                  2001             2000              1999
                                                               ---------------------------------------------
            Current provision
            Federal:
               Current                                            $1,740           $1,978            $2,167
               Deferred provision - federal....................     (743)            (321)              135
                                                               --------------------------------------------
            Total federal provison.............................      997            1,657             2,302
            State:
               Current.........................................       44                -                 -
                                                               --------------------------------------------
            Total provision for income taxes...................   $1,041           $1,657            $2,302
                                                               ============================================

10. Directors and Officers' Annuity Plan:

      The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. The plan was modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2001, 2000, and 1999 totaled $786,000, $515,000, and $431,000, respectively. The expense for the years ended December 31, 2001, 2000, and 1999 was $271,000, $84,000, and $69,000, respectively. Of the $271,000 expense in 2001, approximately $200,000 reflected one-time changes to the plan made in that year. The Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1.6 million, $1.6 million, and $1.4 million at December 31, 2001, 2000, and 1999, respectively, which is included in other assets.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $57.7 million and $60.3 million and standby letters of credit of approximately $5.3 million and $3.8 million at December 31, 2001, and 2000, respectively. Of the $57.7 million of commitments to extend credit at December 31, 2001, substantially all were variable rate commitments.

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

      The Company has entered into employment agreements with the President of the Company, the President of the Bank, the Chief Financial Officer and the Chief Lending Officer of the subsidiary Banks, which provide for the payment of base salary and certain benefits through the year 2004. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2001, is approximately $2.0 million.

      The Company participated in a partially self-insured health plan (the "Plan"), for which employees of the Company received medical, dental, vision and pharmaceutical insurance coverage and reimbursements. During 2001, 2000 and 1999, the Company paid claims under the plan of $172,000, $438,000 and $426,000. Effective March 1, 2001, this plan was terminated. The Banks currently utilize an outside insurer.

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


      The Bank was sued in 2000 alleging a breach of a prior settlement agreement and subsequent infringement of the alleged trademark "First Republic" as well as unfair competition, dilution and unjust enrichment. The Bank negotiated a settlement to the suit in the first quarter of 2002 and agreed to make a change in its name, from First Republic Bank to Republic First Bank in that quarter.


      The Delaware Bank was sued alleging violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel has opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay all legal costs of defense, and indemnify the Bank against resulting legal liability.

12. Shareholders' Equity/Regulatory Capital:

      Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking code, no cash dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured Bank may pay no dividends if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking law, the Bank would be limited to $5.5 million of dividends in 2001, plus an additional amount equal to the Banks' net profit for 2002, up to the date of any such dividend declaration. At December 31, 2001, there were no cash dividends declared or paid.

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

      Management believes that the Bank meets, as of December 31, 2001, and 2000, all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.

      The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%.

      As a de novo bank, the Delaware Bank is subject to certain capital requirements and guidelines imposed by the FRB and Delaware State Department of Banking. These guidelines provide for a minimum leverage ratio of 9.00% and total shareholders' equity of at least $3.0 million during the period in which the Delaware Bank is considered a de novo bank. Management expects that the Delaware Bank will be considered a de novo bank through June 30, 2002. After that date, the Delaware Bank would be subject to the same risk-based capital and leveraged capital guidelines as the Company and the Bank. At December 31, 2001, the Delaware Bank had a Tier 1 leveraged ratio of 12.74% and shareholders equity of $5.0 million.


      The following table presents the Company's capital regulatory ratios at December 31, 2001, and 2000:
                                                                                                         To be well
                                                                            For Capital               capitalized under
                                                 Actual                   Adequacy Purposes        FRB capital guidelines
                                          Amount         Ratio           Amount       Ratio           Amount        Ratio

At December 31, 2001
   Total risk based capital

      First Republic Bank..............   $ 51,000      12.96%          $ 31,493      8.00%          $ 39,366     10.00%

        First Bank of DE...............      5,288      23.13%             1,829      8.00%             2,286     10.00%

        Republic First Bancorp, Inc....     58,151      13.98%            33,275      8.00%            41,594     10.00%

   Tier one risk based capital

      First Republic Bank..............     46,078      11.70%            15,747      4.00%            23,620      6.00%

      First Bank of DE.................      5,001      21.87%               915      4.00%             1,372      6.00%

      Republic First Bancorp, Inc......     52,949      12.73%            16,638      4.00%            24,957      6.00%

   Tier one leveraged capital

      First Republic Bank..............     46,078       7.46%            30,884      5.00%            30,884      5.00%

      First Bank of DE.................      5,001      12.74%             1,963      5.00%             1,963      5.00%

      Republic First Bancorp, Inc......     52,949       8.07%            32,793      5.00%            32,793      5.00%

At December 31, 2000
   Total risk based capital

      First Republic Bank..............    $42,281      11.92%           $28,369      8.00%           $35,461     10.00%

      First Bank of DE.................      3,648      19.34%             1,509      8.00%             1,886     10.00%

      Republic First Bancorp, Inc......     48,907      13.08%            29,917      8.00%            37,396     10.00%

   Tier one risk based capital

      First Republic Bank..............     38,471      10.85%            14,184      4.00%            21,277      6.00%

      First Bank of DE.................      3,387      17.96%               754      4.00%             1,132      6.00%

      Republic First Bancorp, Inc......     44,835      11.99%            14,958      4.00%            22,438      6.00%

   Tier one leveraged capital

      First Republic Bank..............     38,471       6.19%            31,060      5.00%            31,060      5.00%

      First Bank of DE.................      3,387      12.15%             1,394      5.00%             1,394      5.00%

      Republic First Bancorp, Inc......     44,835       6.91%            32,446      5.00%            32,446      5.00%


Note 13: Corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation

         On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor") with an initial rate of 6.007%. The interest rate cap of 11% is effective through the initial 5-year call date.

14. Retirement Plans:

      The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year, commencing for a ten-year period upon retirement or death. A life insurance contract has been purchased to insure against all of the payments which may be required prior to the originally anticipated retirement date of the officer.

      The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Banks' limited to 3%. The total expense relating to the plan was $145,000, $149,000 and $117,000 in 2001, 2000 and 1999, respectively.

15. Fair Value of Financial Instruments:

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

   Cash, Cash Equivalents and Other Interest-Earning Restricted Cash:

      The carrying value is a reasonable estimate of fair value.

   Securities Held to Maturity and Securities Available for Sale:

      For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans:

      For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is the carrying value. For other categories of loans such as commercial and industrial loans, real estate mortgage and consumer loans, fair value is estimated based on the present value of the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar collateral and credit ratings and for similar remaining maturities.

   Deposit Liabilities:

      For checking, savings and money market accounts, fair value is the amount payable on demand at the reporting date. For time deposits, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

   Borrowings:

      Fair values of borrowings are based on the present value of estimated cash flows, using current rates, at which similar borrowings could be obtained by the Bank with similar maturities.

   Commitments to Extend Credit and Standby Letters of Credit:

      The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar arrangements.

      At December 31, 2001, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                          December 31, 2001                        December 31, 2000
                                                          -----------------                        -----------------
         (Dollars in Thousands)                       Carrying               Fair              Carrying           Fair
                                                        Amount               Value              Amount             Value
   Balance Sheet Data:
      Financial Assets:
         Cash and cash equivalents                     $ 41,420           $ 41,420             $ 50,657           $ 50,657
         Other interest-earning restricted cash           4,913              4,913                    -                  -
         Securities available for sale                  113,868            113,868              152,134            152,134
         Securities held to maturity                     11,574             11,601               17,707             17,750
         Loans receivable, net                          463,888            473,973              418,313            427,767
         Accrued interest receivable                      3,751              3,751                4,632              4,632

      Financial Liabilities:
         Deposits:
         Demand, savings and money market              $196,947           $196,947             $150,575           $150,575
         Time                                           250,270            252,071              274,976            277,245
         Corporation-obligated-mandatorily
          redeemable capital securities of
          subsidiary trust company solely junior
          obligations of the corporation                  6,000              6,005                    -                  -
         Other Borrowings                               142,500            149,051              176,442            179,090
         Accrued interest payable                         4,348              4,348                7,092              7,092

                                                               December 31, 2001                         December 31, 2000
                                                               -----------------                         -----------------
                                                       Notional               Fair              Notional              Fair
                                                        Amount               Value               Amount              Value
   Off Balance Sheet Data:
      Commitments to extend credit                     $ 57,720             $  577             $ 60,321             $  603
      Letters of credit                                   5,338                 53                3,785                 38

16. Parent Company Financial Information

      The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.


                                             BALANCE SHEETS
                                       December 31, 2001 and 2000
                                         (dollars in thousands)

                                                                               2001              2000
                                                                       ------------------------------
            ASSETS:
               Cash....................................................         $ 876           $ 2,102
               Investment in subsidiaries..............................        51,198            40,320
               Other assets............................................           804               608
                                                                       --------------------------------
                     Total Assets......................................       $52,878           $43,030
                                                                       ================================
            LIABILITIES AND SHAREHOLDERS' EQUITY:
               Liabilities:
                     Accrued expenses..................................       $    35           $     -
                     Corporation-obligated mandatory redeemable
                     securities of subsidiary trust holding solely junior
                     subordinated debentures of the corporation........         6,000                 -
                                                                       --------------------------------
                     Total Liabilities.................................         6,035                 -
                                                                       --------------------------------
               Shareholders' Equity:
                  Common stock.........................................            63                63
                  Additional paid in capital...........................        32,117            32,117
                  Retained earnings....................................        16,560            14,446
                  Treasury stock at cost
                     (175,172 shares)..................................        (1,541)           (1,541)
                  Accumulated other comprehensive income/(loss)........          (356)           (2,055)
                                                                       ---------------------------------
                     Total Shareholders' Equity........................        46,843            43,030
                                                                       --------------------------------
                     Total Liabilities and Shareholders' Equity........       $52,878           $43,030
                                                                       ================================


                                STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                                  For the years ended December 31, 2001, 2000 and 2000
                                                 (dollars in thousands)

                                                                               2001              2000             1999
                                                                       -----------------------------------------------
            Income.....................................................           $21               $68            $ 106
            Expenses...................................................            38                11                -
            Equity in undistributed income of subsidiary...............         2,131             3,307            4,528
                                                                       -------------------------------------------------
            Net income.................................................         2,114             3,364            4,634
                                                                       =================================================
            Shareholders' equity, beginning of year....................       $43,030           $35,040          $36,622
            Exercise of stock options..................................             -                34            1,161
            Purchase of treasury stock.................................             -                 -           (1,028)
            Tax effect of stock options exercised......................             -                 -              282
            Net income                                                          2,114             3,364            4,634
            Change in unrealized gain on securities available for sale.         1,699             4,592           (6,631)
                                                                       --------------------------------------------------
            Shareholders' equity, end of year..........................       $46,843           $43,030          $35,040
                                                                       =================================================


                                                STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 2001, 2000 and 1999
                                                 (dollars in thousands)

                                                                               2001              2000             1999
                                                                       --------------------------------------------------
            Cash flows from operating activities:
               Net income..............................................        $2,114           $ 3,364          $ 4,634
               Adjustments to reconcile net income to net cash
                  Provided by operating activities:
                     Increase in other assets..........                          (196)             (297)               -
                     Increase in other liabilities........                         35                 -                -
                     Equity in undistributed income of subsidiaries....        (2,131)           (3,307)          (4,528)
                                                                       --------------------------------------------------
                        Net cash provided by operating activities......          (178)             (240)             106
                                                                       -------------------------------------------------
            Cash flows from investing activities:
               Purchase of subsidiary common stock.....................        (7,048)           (1,380)          (3,432)
                                                                       --------------------------------------------------
                        Net cash provided by investing activities......        (7,048)           (1,380)          (3,432)
                                                                       --------------------------------------------------
            Cash from Financing Activities:
               Exercise of stock options...............................             -                34            1,162
                 Proceeds from issuance of trust preferred securities           6,000                 -                -
               Purchase of treasury stock..........................                 -                 -           (1,028)
                                                                     ----------------------------------------------------
                        Net cash provided by financing activities......         6,000                34              134
                                                                       -------------------------------------------------
            Increase/(decrease) in cash................................        (1,226)           (1,586)          (3,192)
            Cash, beginning of period..................................         2,102             3,688            6,880
                                                                       -------------------------------------------------
            Cash, end of period........................................         $ 876           $ 2,102          $ 3,688
                                                                       =================================================

17. Stock Options

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

December 31, 2001:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)
                                                     -----------------------------------------------------------------------
      Outstanding at beginning of year...............      170,731       $1.95 to $3.00          $ 2.31              2.3
                                                           408,921       $3.56 to $4.25          $ 3.90              8.4
                                                           145,120       $4.85 to $6.62          $ 5.41              7.0
                                                            44,940       $7.00 to $9.09          $ 7.91              8.5
      Granted during year............................        8,000       $5.00 to $5.35          $ 5.13
      Exercised during year..........................            -              -                    -
      Forfeited during year..........................        1,100            $9.09              $ 9.09
                                                     -------------
      Outstanding at end of year.....................      170,731       $1.95 to $3.00          $ 2.31              1.3
                                                           408,921       $3.56 to $4.25          $ 3.87              7.3
                                                           153,120       $4.85 to $6.62          $ 5.40              6.1
                                                            43,840       $7.00 to $9.09          $ 7.88              7.5
                                                     -------------
                                                           776,612                               $ 4.05              5.8
                                                     =============

      Options exercisable at end of year.............      170,731       $1.95 to $3.00          $ 2.31              1.3
                                                           372,421       $3.56 to $4.25          $ 4.04              6.0
                                                           147,870       $4.85 to $6.62          $ 5.17              5.4
                                                            43,840       $7.00 to $9.09         $  7.98              7.4
                                                     -------------
                                                           734,862                               $ 3.93              4.4
                                                     =============


December 31, 2000:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)
                                                     -----------------------------------------------------------------------

      Outstanding at beginning of year...............      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                           139,930       $7.63 to $10.45         $ 8.81              8.9
      Granted during year............................      297,250       $3.56 to $5.38          $ 3.94
      Exercised during year..........................       14,288       $1.95 to $2.65          $ 2.33
      Forfeited during year..........................      107,910       $4.85 to $10.94         $ 8.81
                                                     -------------
      Outstanding at end of year.....................      170,731       $1.95 to $3.00          $ 2.31              2.3
                                                           408,921       $3.56 to $4.25          $ 3.90              8.4
                                                           145,120       $4.85 to $6.62          $ 5.41              7.0
                                                            44,940       $7.00 to $9.09          $ 7.91              8.5
                                                     -------------
                                                           769,712                               $ 4.07              6.8
                                                     =============

      Options exercisable at end of year.............      170,731       $1.95 to $3.00          $ 2.31              2.3
                                                           206,546       $3.56 to $4.25          $ 4.04              7.0
                                                           108,579       $4.85 to $6.62          $ 5.17              6.4
                                                            28,940       $7.00 to $9.09          $ 7.98              8.4
                                                     -------------
                                                           514,796                               $ 3.93              5.4
                                                     =============





December 31, 1999:                                                                                                Weighted
                                                                                                                  Average
                                                                                                Weighted         Remaining
                                                                            Range of            Average         Contractual
                                                           Shares        Exercise Prices     Exercise Price     Life (Years)

      Outstanding at beginning of year...............      425,649       $1.95 to $2.65          $ 2.50              4.3
                                                           236,958       $3.00 to $4.50          $ 3.77              5.1
                                                           153,648            $4.85              $ 4.85              7.8
                                                            63,030       $9.55 to $10.45         $10.26              9.4
      Granted during year............................      123,500       $6.62 to $8.18          $ 7.60
      Exercised during year..........................      399,941       $2.31 to $4.86          $ 2.91
      Forfeited during year..........................        8,404       $5.34 to $10.94         $ 9.18
                                                     -------------
      Outstanding at end of year.....................      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                           139,930       $7.63 to $10.45         $ 8.81              8.9
                                                     -------------
                                                           594,660                               $ 4.93              6.3
                                                     =============

      Options exercisable at end of year.............      184,227       $1.95 to $2.65          $ 2.31              3.3
                                                           135,463       $3.00 to $4.02          $ 4.01              6.4
                                                           135,040       $4.85 to $6.62          $ 5.38              7.6
                                                            48,038       $8.29 to $10.45        $ 10.16              8.5
                                                     -------------
                                                           502,768                               $ 4.36              5.8
                                                     =============



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


      (Dollars in thousands except per share data)

                                         Year ended                       Year ended                      Year ended
                                      December 31, 2001                December 31, 2000               December 31, 1999
                                  As Reported     Pro Forma       As Reported     Pro Forma        As Reported    Pro Forma
      Net income.................   $2,114         $1,820           $3,364         $3,068           $ 4,634       $ 4,176

      Basic earnings per share...   $ 0.34         $ 0.29           $ 0.54         $ 0.50           $  0.77       $  0.69

      Diluted earnings per share.   $ 0.33         $ 0.29           $ 0.54         $ 0.49           $  0.74       $  0.67



      The proforma compensation expense is based upon the fair value of the option at grant date. The weighted average fair values of the options granted in 2001, 2000 and 1999 were $2.25, $1.81 and $3.60, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grant in 2001, 2000 and 1999, respectively; dividend yield of 0% for all three periods, expected volatility 35% for all three periods, risk-free interest rate of 4.7%, 6.3% and 6.4%, respectively and an expected life of 6.3 years for all periods.

18. Comprehensive Income

      The tax effects allocated to each component of "Comprehensive Income" are as follows:

            For the year ended December 31, 2001
            (Dollars in thousands)
                                                                       Before             Tax             Net of
                                                                     Tax Amount         Expense         Tax Amount
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................       $2,587            $ (879)         $ 1,708
               Less: Reclassification adjustment for gains
                  included in net income.........................          (13)                4               (9)
                                                                 -------------------------------------------------
            Other comprehensive income                                  $2,574            $ (875)         $ 1,699
                                                                 =================================================

            For the year ended December 31, 2000
            (Dollars in thousands)
                                                                       Before             Tax             Net of
                                                                     Tax Amount         Benefit         Tax Amount
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................       $6,957          $ (2,365)         $ 4,592
               Less: Reclassification adjustment for gains
                  included in net income.........................            -                 -                -
                                                                 ------------------------------------------------
            Other comprehensive income...........................       $6,957          $ (2,365)         $ 4,592
                                                                 ================================================

            For the year ended December 31, 1999
            (Dollars in thousands)                                                        Tax
                                                                       Before          (Expense)          Net of
                                                                     Tax Amount         Benefit         Tax Amount
            Unrealized gains on securities:
               Unrealized holding gains arising during
                  the period.....................................     $(10,046)          $ 3,415         $ (6,631)
               Less: Reclassification adjustment for gains
                  included in net income.........................            -                 -                -
                                                                 ------------------------------------------------
            Other comprehensive income...........................     $(10,046)          $ 3,415         $ (6,631)
                                                                 =================================================

19. Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

         Republic First Bancorp has four reportable segments: two community banking segments, tax refund products and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") offered on a national basis to customers of Liberty Tax Services, a national tax preparation firm. Short-term consumer loans are loans made to customers offered through First Bank of Delaware, with principal amounts of $600 or less and terms of approximately two weeks. These loans typically are made in states outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different than other loan products offered by the Banks.

         The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon income before the provision for income taxes. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

      Segment information for the years ended December 31, 2001, 2000 and 1999 is as follows:

December 31, 2001
(Dollars in thousands)
                                                       First Republic  First Bank of     Tax Refund   Short-term
                                                            Bank          Delaware        Products   Consumer Loans     Total
  Net interest income                                     $16,642           $949              $-         $2,764        $20,355

  Provision for loan losses                                 2,800            132              --          1,032          3,964

  Non-interest income                                       2,137            524             283             --          2,944

  Non-interest expenses                                    13,182          1,707             234          1,057         16,180

  Net income                                               $1,874          $(245)            $33           $452         $2,114

  Selected Balance Sheet Amounts:

  Total assets                                           $607,951        $35,311              $-         $9,067       $652,329

  Total loans, net...                                     432,847         24,209              --          6,832        463,888

  Total deposits                                          417,360         29,857              --             --        447,217

   December 31, 2000
(Dollars in thousands)

                                                       First Republic  First Bank of     Tax Refund   Short-term
                                                            Bank          Delaware        Products   Consumer Loans     Total

  Net interest income                                     $16,425           $670        $     --       $     --        $17,095

  Provision for loan losses                                   429            237              --             --            666

  Non-interest income                                       1,253            290             181             --          1,724

  Non-interest expenses                                    11,905          1,227              --             --         13,132

  Net income                                               $3,580          $(338)           $122       $     --         $3,364

  Selected Balance Sheet Amounts:

  Total assets                                           $627,220        $28,417        $     --       $     --       $655,637

  Total loans, net...                                     397,292         21,021              --             --        418,313

  Total deposits                                          400,962         24,589              --             --        425,551



December 31, 1999
(Dollars in thousands)

                                                       First Republic  First Bank of     Tax Refund   Short-term
                                                            Bank          Delaware        Products   Consumer Loans     Total

  Net interest income                                     $14,833           $103        $     --       $     --        $14,936

  Provision for loan losses                                   794             86              --             --            880

  Non-interest income                                       1,057             33           2,715             --          3,805

  Non-interest expenses                                    10,018            694             150             --         10,862

  Net income                                               $3,346          $(431)         $1,719       $     --         $4,634



  Selected Balance Sheet Amounts:

  Total assets                                           $575,373        $10,957        $     --       $     --       $586,330

  Total loans, net...                                     351,044          8,561              --             --        359,605

   Total deposits                                         301,761          4,032              --             --        305,793
