Form 10-Q
period 2002-03-31
REPUBLIC FIRST BANCORP INC
filed 2002-05-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
           -----------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

     Pennsylvania                                         23-2486815
-------------------------------                  ---------------------------
(State or other jurisdiction of                  IRS Employer Identification
 incorporation or organization)                             Number

         1608 Walnut Street, Philadelphia, Pennsylvania      19103
         ---------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

                                  215-735-4422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

              6,358,126 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2002

                        Exhibit index appears on page 31

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I: Financial Information

Item 1: Financial Statements (unaudited)                                      3

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3: Quantitative and Qualitative Information about Market Risk            21

Part II: Other Information

Item 1: Legal Proceedings                                                     30

Item 2: Changes in Securities and Use of Proceeds                             30

Item 3: Defaults Upon Senior Securities                                       30

Item 4: Submission of Matters to a Vote of Security Holders                   30

Item 5: Other Information                                                     30

Item 6: Exhibits and Reports on Form 8-K                                      31

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1:   Financial Statements
          --------------------

                                                                                                   Page Number
                                                                                                   -----------


(1)   Consolidated Balance Sheets as of March 31, 2002, (unaudited) and December 31, 2001..........       4

(2)   Consolidated Statements of Income for the three months ended
      (unaudited) March 31, 2002, and 2001.........................................................       5

(3)   Consolidated Statements of Cash Flows for the three months ended
      (unaudited) March 31, 2002, and 2001.........................................................       6

(4)   Notes to Consolidated Financial Statements...................................................       7

                                      Republic First Bancorp, Inc. and Subsidiaries
                                               Consolidated Balance Sheets
                                         dollars in thousands, except share data


ASSETS:                                                                        March 31, 2002           December 31,
                                                                                (unaudited)                 2001
                                                                            -------------------     -------------------

Cash and due from banks                                                                $24,241                $19,647
Federal funds sold and interest-bearing deposits with banks                             61,844                 21,773
                                                                            -------------------     -------------------
Total cash and cash equivalents                                                         86,085                 41,420

Other interest-earning restricted cash                                                   3,929                  4,913

Securities available for sale, at fair value                                           103,440                113,868
Securities held to maturity at amortized cost
     (Fair value of $9,566 and $11,601,  respectively)                                   9,531                 11,574

Loans receivable (net of allowance for loan losses of
     $6,149 and $5,431, respectively)                                                  459,567                463,888

Premises and equipment, net                                                              5,037                  5,211
Other real estate owned                                                                  1,858                  1,858
Accrued income and other assets                                                         11,400                  9,597
                                                                            -------------------     -------------------

Total Assets                                                                          $680,847               $652,329
                                                                            ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
Demand - non-interest-bearing                                                          $58,463                $62,384
Demand - interest-bearing                                                               44,602                 39,789
Money market and savings                                                               113,574                 94,774
Time under $100,000                                                                    165,557                152,583
Time $100,000 or more                                                                  105,680                 97,687
                                                                            -------------------     -------------------
    Total Deposits                                                                     487,876                447,217

Other borrowings                                                                       130,000                142,500
Accrued expenses and other liabilities                                                   9,752                  9,769
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trusting holding solely junior
obligations of the corporation                                                           6,000                  6,000
                                                                            -------------------     -------------------

Total Liabilities                                                                      633,628                605,486
                                                                            -------------------     -------------------

Shareholders' Equity:

Common stock par value $0.01 per share,  20,000,000  shares
    authorized; shares issued 6,358,126 as of March 31, 2002
    and December 31, 2001                                                                   63                     63
Additional paid in capital                                                              32,117                 32,117
Retained earnings                                                                       17,448                 16,560
Treasury Stock at cost (175,172 shares)                                                (1,541)                (1,541)
Accumulated other comprehensive loss                                                     (868)                  (356)
                                                                            -------------------     -------------------
Total Shareholders' Equity                                                              47,219                 46,843
                                                                            -------------------     -------------------
Total Liabilities and Shareholders' Equity                                            $680,847               $652,329
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


                                                           2002             2001
                                                           ----             ----
Interest income:
   Loans, including fees                                 $9,533           $9,151
   Federal funds sold and
   other interest-earning assets                            169              652
   Investment securities                                  1,746            2,599
                                                ----------------   --------------
   Total interest income                                 11,448           12,402
                                                ----------------   --------------

Interest expense:
   Demand interest-bearing                                  121              150
   Money market and savings                                 346              905
   Time less than $100,000                                1,745            2,836
   Time  $100,000 or more                                 1,017            1,596
   Other borrowings                                       2,220            2,541
                                                ----------------   --------------
   Total interest expense                                 5,449            8,028
                                                ----------------   --------------
Net interest income                                       5,999            4,374
                                                ----------------
                                                                   --------------
Provision for loan losses                                 1,280              157
                                                ----------------   --------------
Net interest income after provision
     for loan losses                                      4,719            4,217
                                                ----------------   --------------

Non-interest income:
    Loan advisory and servicing fees                        245              282
    Service fees on deposit accounts                        284              258
    Gain on securities sold                                   -               13
    Tax refund products                                     384              186
    Other income                                             21               19
                                                ----------------   --------------
                                                            934              758
Non-interest expenses:
   Salaries and benefits                                  2,240            2,016
   Occupancy                                                347              349
   Equipment                                                244              217
   Legal                                                    344               74
   Advertising                                              161              148
   Other operating expenses                                 921            1,035
                                                ----------------   --------------
                                                          4,257            3,839
                                                ----------------   --------------

Income before income taxes                                1,396            1,136
Provision for income taxes                                  508              375
                                                ----------------   --------------

                                                ----------------   --------------
Net income                                                 $888             $761
                                                ================   ==============

Net income per share:

                                                ----------------   --------------
Basic                                                     $0.14            $0.12
                                                ================   ==============

                                                ----------------   --------------
Diluted                                                   $0.14            $0.12
                                                ================   ==============

                 (See notes to consolidated financial statements)


                                        5

                               Republic First Bancorp, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                   For the Three Months Ended March 31,
                                           Dollars in thousands
                                                (unaudited)
                                                                                    2002            2001
                                                                           --------------  --------------
Cash flows from operating activities:
     Net income                                                                     $888            $761
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                                                  1,280             157
        Depreciation                                                                 244             219
        Amortization of securities                                                   200              95
        Gain on sales of securities                                                                   13
        Decrease (increase)  in accrued income
           and other assets                                                      (1,540)           1,338
        Decrease in accrued expenses
           and other liabilities                                                    (17)           (927)
        Net decrease in deferred fees                                               (33)            (47)
                                                                           --------------  --------------
     Net cash provided by operating activities                                     1,022           1,609
                                                                           --------------  --------------
Cash flows from investing activities:
     Purchase of securities:
           Held to maturity                                                        (956)         (2,420)
           Available for sale                                                      (900)
     Proceeds from Sale of securities:
           Available for sale                                                          -           7,842
     Proceeds from principal receipts, calls and
          maturities of securities:
          Held to maturity                                                         2,999           6,395
          Available for sale                                                      10,353           7,022
     Net decrease (increase) in loans                                              3,074         (5,273)
     Decrease (increase) in other interest-earning restricted cash                   984         (4,105)
     Premises and equipment expenditures                                            (70)           (177)
                                                                           --------------  --------------
     Net cash provided by investing activities                                    15,484           9,284
                                                                           --------------  --------------

Cash flows from financing activities:
     Net increase in demand, money
          market and savings deposits                                             19,692          24,177
     Net decrease in borrowed funds less than 90 days                                  -        (16,442)
     Repayment of borrowed funds greater than 90 days                           (12,500)        (12,500)
     Net increase in time deposits                                                20,967           4,102
                                                                           --------------  --------------
     Net cash provided by (used in) financing activities                          28,159           (663)
                                                                           --------------  --------------
Increase in cash and cash equivalents                                             44,665          10,230
Cash and cash equivalents, beginning of period                                    41,420          50,657
                                                                           --------------  --------------
Cash and cash equivalents, end of period                                         $86,085         $60,887
                                                                           ==============  ==============
Supplemental disclosure:
     Interest paid                                                                $5,542          $8,258
                                                                           ==============  ==============
     Taxes paid                                                                   $1,950          $1,350
                                                                           ==============  ==============


                             (See notes to consolidated financial statements)



                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

       Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "Bank"), and First Bank of Delaware (the "Delaware Bank"), (together the "Banks") offer a variety of banking services primarily to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware.


       These interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002, and 2001, and the cash flows for the three months ended March 31, 2002, and 2001. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission.

Note 2:   Summary of Significant Accounting Policies:

    Principles of Consolidation:

       The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, Republic First Bank and First Bank of Delaware, (the "Banks"). Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Risks and Uncertainties and Certain Significant Estimates:

       The earnings of the Company depend on the earnings of the Banks. The Banks' earnings are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

       The Company began to offer short-term consumer loans through the Delaware Bank in 2001. At March 31, 2002, the Company had approximately $9.0 million of net short-term consumer loans outstanding, which were originated in Indiana and North Carolina through a small number of marketers. These loans generally have principal amounts of $600 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the Company uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. In the second quarter of 2002, as a result of legislation in Indiana, the Company ceased making these loans in that state, which accounts for approximately 65% of the revenue for the program. Although, the Company is in negotiations to expand the program to other states, there can be no assurance that the Company will generate revenues comparable to the Indiana loans.

      The  preparation  of financial  statements in conformity  with  accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can and should be expected to differ materially from those estimates.

      Significant estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, and income tax liability. Consideration is given to a variety of factors in establishing these and other estimates. In estimating the allowance for loan losses, management considers estimated loss percentages, impaired loans, classified loans, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if loans are collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and estimated carrying value of real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Banks' control, it is reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near or long-term. There can be no assurance that if collateral is liquidated, recoveries will not be significantly below appraised amounts, thereby resulting in losses.

      The Company and its subsidiaries are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and other matters. Such regulations and the cost of adherence to such regulations can have a significant impact on the Company's and the Banks earnings and financial condition.



Note 3:   Legal Proceedings

       The Company and the Banks are from time to time parties (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liabilities of the Company and the Banks, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Banks.

      The Delaware Bank was sued alleging violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel has opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay and has been paying, all legal costs of defense, and indemnify the Delaware Bank against any resulting legal liability.

Note 4:   Segment Reporting

The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

Republic First Bancorp has four reportable segments: two community banking segments, tax refund products and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") offered on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered through First Bank of Delaware, with principal amounts of $600 or less and terms of approximately two weeks. These loans typically are made in states outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different than other loan products offered by either of the Banks.

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

Segment information for the three months ended March 31, 2002 and 2001, is as follows:

March 31, 2002
(dollars in thousands)                                                                           Short-term
                                        Republic First    First Bank of       Tax Refund          Consumer
                                            Bank            Delaware           Products            loans               Total
                                          --------          --------           --------           --------           --------

Net interest income                       $  4,449          $    274           $    (38)          $  1,314           $  5,999
Provision for loan losses                      750                10                 --                520              1,280
Non-interest income                            429               121                384                 --                934
Non-interest expenses                        3,491               382                154                230              4,257
                                          --------          --------           --------           --------           --------

Net income                                $    428          $     12           $    115           $    333           $    888
                                          ========          ========           ========           ========           ========

Selected Balance Sheet Accounts:

Total assets                               608,414            52,320              8,671             11,442            680,847
Total loans, net                           424,436            22,442              3,671              9,018            459,567
Total deposits                             434,247            33,937              8,250             11,442            487,876

March 31, 2001
(dollars in thousands)                                                                           Short-term
                                        Republic First    First Bank of       Tax Refund          Consumer
                                            Bank            Delaware           Products            loans               Total
                                          --------          --------           --------           --------           --------

Net interest income                       $  4,143          $    231           $     --           $     --           $  4,374
Provision for loan losses                      115                42                 --                 --                157
Non-interest income                            429               143                186                 --                758
Non-interest expenses                        2,809               812                 --                218              3,839
                                          --------          --------           --------           --------           --------

Net income                                $  1,104          $   (322)          $    125           $   (146)          $    761
                                          ========          ========           ========           ========           ========

Selected Balance Sheet Accounts:

Total assets                               624,007            31,433                731                100            656,271
Total loans, net                           402,139            20,506                731                100            423,476
Total deposits                             426,517            27,312                 --                 --            453,829


Note 5:   Earnings Per Share:

      Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted pursuant to the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs that are not dilutive are not included in the following calculation. At March 31, 2002, and 2001, there were 76,340 and 101,940 of stock options, respectively, that were not included in the calculation of EPS because the exercise price was higher than the average market price for the period. These CSEs, however, may become dilutive in the future.


      The following table is a comparison of EPS for the three months ended March 31, 2002, and 2001.

                                           2002                      2001

Net Income                              $888,000                   $761,000


                                              Shares         Per Share            Shares       Per Share
                                              ------         ---------            ------       ---------
Weighted average shares
for period                                   6,182,954                          6,182,954
Basic EPS                                                   $    0.14                          $    0.12
Add common stock equivalents                   241,969                            154,475
                                             ---------                          ---------
representing dilutive stock options
Effect on basic EPS of dilutive CSE                                --                                 --
                                                             ---------                         ---------
Equals total weighted average
shares and CSE (diluted)                     6,424,923                          6,337,429
                                             =========                          =========
Diluted EPS                                                  $    0.14                         $    0.12
                                                             ---------                         ---------


Note 6:   Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.


(dollar amounts in thousands)                                     Three months ended
                                                                        March 31,
                                                              --------------------------
                                                                2002               2001
                                                              --------          --------
Net income                                                    $   888           $   761

Other comprehensive income, net of tax:
    Unrealized gains/(losses) on securities:
            Unrealized holding gains/(losses) during
            the period                                           (512)            1,473
       Less: Reclassification adjustment for gains
            Included in net income                                 --                (9)
                                                              --------          --------
Comprehensive income                                          $   376           $ 2,225
                                                              ========          ========

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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q, filed by the Company in 2001, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2002, Compared to December  31, 2001

         Total assets increased $28.5 million to $680.8 million March 31, 2002, versus $652.3 million at December 31, 2001. This increase reflects increases in various deposit categories, that have been temporarily invested as federal funds.

Loans:
         The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans decreased $3.6 million, to $465.7 million at March 31, 2002, versus $469.3 million at December 31, 2001, as repayments exceeded originations. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in the second quarter of 2001 and home equity loans and lines of credit and others. Commercial loans typically range between $250,000 and $2,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million at March 31, 2002. Individual customers may have several loans that are often secured by different collateral. Such relationships in excess of $5,000,000 at March 31, 2002, amounted to $50.6 million. At March 31, 2002, the Company had $9.0 million in short-term consumer loans, which were first offered in the second quarter of 2001. These loans have principal amounts of less than $600, terms of approximately two weeks and were originated in North Carolina and Indiana through a small number of marketers.

Securities:
         Securities available-for-sale are investments, which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities and collateralized mortgage obligations. Collateralized mortgage obligations consist of securities issued by the Federal Home Loan Mortgage Corporation. Available-for-sale securities totaled $103.4 million at March 31, 2002, a decrease of $10.4 million or 9.2%, from year-end 2001. This decrease primarily reflected principal repayments on mortgage-backed securities which were used to reduce borrowings. Additionally, the Company experienced a $775,000 decline in the market value of available-for-sale securities which is reflected on the balance sheet. At March 31, 2002, the portfolio had net unrealized losses of $1.3 million, compared to unrealized losses of $540,000 at the end of the prior year.

         Securities held-to-maturity are investments for which there is the positive intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. In addition, the Bank holds agency securities, other debt securities and a small amount of CMO securities. At March 31, 2002, securities held to maturity totaled $9.5 million, a decrease of $2.1 million from $11.6 million at year-end 2001. This decline was due primarily to maturities of government agency securities. The market value of the held-to-maturity portfolio was $9.6 million at March 31, 2002, versus $11.6 million at December 31, 2001.

Cash and due from Banks:
         Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $44.7 million, to $86.1 million at March 31, 2002, from $41.4 million at December 31, 2001, reflecting increased deposits and was temporarily invested in federal funds.

Other interest-earning restricted cash:
         Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At March 31, 2002, the balance was $3.9 million versus $4.9 million at December 31, 2001.

Fixed Assets:
         Bank premises and equipment, net of accumulated depreciation, decreased $174,000 to $5.0 million at March 31, 2002, from $5.2 million at December 31, 2001 due to depreciation.

Other Real Estate Owned:
         The $1.9 million balance of other real estate owned represents a hotel property acquired in the fourth quarter of 2001. The appraisal for the property (commercial real estate), indicates a market value that exceeds its carrying value at March 31, 2002.

Deposits:
         Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' primary source of funding. Deposits are generally solicited from the Company's primary market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

         Total deposits increased by $40.7 million, or 9.1% to $487.9 million at March 31, 2002, from $447.2 million at December 31, 2001. Core deposits, which include demand, money market and savings accounts, increased by $19.7 million, or 10.0% to $216.6 million at March 31, 2002, versus $196.9 million at the prior year-end. Deposit growth has benefited from the Company's business development efforts and bank consolidations in the Philadelphia market that left some customers underserved. Time deposits increased $21.0 million, or 8.4% to $271.2 million at March 31, 2002, versus $250.3 million at the prior year-end. The increase reflected the Company's strategy to modestly increase the certificates of deposits with one year maturities at current relatively low rates, in anticipation of rate increases later in the year.

Other Borrowings:
         Other borrowings are comprised primarily of FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. Other borrowings declined by $12.5 million to $130.0 million at March 31, 2002, from $142.5 million at December 31, 2001, due to the maturity of an FHLB advance.

Corporation Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Obligations of the Corporation:
         On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate varies and is adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor") with a current rate of 6.007%. The interest rate cap of 11% is effective through the initial 5-year call date. Under certain circumstances, the Company can be required to redeem the trust preferred securities.

Shareholders' Equity:
         Total shareholders' equity increased $376,000 to $47.2 million at March 31, 2002, versus $46.8 million at December 31, 2001. This increase was the result of first quarter 2002 net income of $888,000, but was partially offset by a decline in the market value of available for sale securities of $512,000.

Three Months Ended March 31, 2002 Compared to March 31, 2001
------------------------------------------------------------

Results of Operations:

Overview

         The Company's net income increased $127,000, or 17% to $888,000, or $0.14 per diluted share for the three months ended March 31, 2002, compared to $761,000, or $0.12 per diluted share for the prior year comparable period. The increase reflected improvements in both net interest and non-interest income. Between those periods, the Company increased its average commercial and construction loans 10.5% and increased its average lower cost core deposits 26.3%. The Company also added the short-term consumer loan product in the second quarter of 2001. These items had a favorable impact on net interest income. However, the increase in net interest income implied by loan and core deposit growth was significantly offset by the effect of the interest rate reductions of 475 basis points in 2001, which continues to impact the current year. Partially offsetting the impact of these increases, was a larger provision for loan losses, higher operating expenses and the continued effect of the lower interest rate environment. However, the ongoing repricing of certificates of deposit in a lower rate environment continues to contribute positively to the margin. The increased net income resulted in a return on average assets and average equity of .54% and 7.57% respectively, compared to .47% and 6.86% respectively for the same period in 2001.

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

                                                          Interest                                           Interest
                                        Average           Income/         Yield/           Average           Income/         Yield/
(Dollars in thousands)                  Balance           Expense          Rate            Balance           Expense          Rate
                                      ----------         ---------       --------         ---------         ---------       --------

                                                For the three months ended                        For the three months ended
Interest-earning assets:                              March 31, 2002                                     March 31, 2001
                                      -------------------------------------------         ------------------------------------------

Federal funds sold
and other interest-
earning assets                          38,757                169           1.77%            46,474               652          5.69%
Securities                             120,356              1,746           5.80%           163,143             2,599          6.37%
Loans receivable                       466,892              9,533           8.27%           429,967             9,151          8.63%
                                      --------           --------           ----           --------          --------          ----
Total interest-earning assets          626,005             11,448           7.39%           639,584            12,402          7.83%
Other assets                            35,815                                               21,219
                                      --------                                             --------
Total assets                          $661,820                                             $660,803
                                      ========                                             ========

Interest-bearing liabilities:
Demand-non interest
bearing                                 61,124                                               45,554
Demand interest-bearing                 47,774                121           1.03%            32,808               150          1.85%
Money market & savings                  95,938                346           1.46%            83,878               905          4.38%
Time deposits                          252,926              2,762           4.43%           275,844             4,432          6.52%
                                      --------           --------           ----           --------          --------          ----
Total deposits                         457,762              3,229           2.86%           438,084             5,487          5.08%

Total interest-bearing
deposits                               396,638              3,229           3.30%           392,530             5,487          5.67%
                                      --------           --------           ----           --------          --------          ----


Other borrowings                       146,326              2,220           6.15%           169,088             2,541          6.09%
                                      --------           --------           ----           --------          --------          ----

Total interest-bearing
liabilities                           $542,964           $  5,449           4.07%           561,618             8,028          5.80%
                                      ========           ========           ====           --------          --------          ----
Total deposits and
other borrowings                       604,088              5,449           3.66%           607,172             8,028          5.36%
                                      --------           --------           ----           --------          --------          ----
Noninterest-bearing
liabilites                              10,295                                                9,902
Shareholders' equity                    47,437                                               43,729
                                      --------                                             --------
Total liabilities and
shareholders' equity                  $661,820                                             $660,803
                                      ========                                             ========
Net interest income                                      $  5,999                                            $  4,374
                                                         ========                                            ========

Net interest spread                                                         3.73%                                              2.47%
                                                                           =====                                               ====

Net interest margin                                                         3.86%                                              2.74%
                                                                           =====                                               ====


The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.


Rate/Volume Table

                                                                           Three months ended March 31,
                                                                                  2002 versus 2001
                                                                              (dollars in thousands)
                                                                                 Due to change in:
                                                               Volume                   Rate                      Total
                                                          ----------------         --------------             ------------
Interest earned on:

          Federal funds sold                                    $ (33)                  $ (450)                   $ (483)
          Securities                                             (621)                    (232)                     (853)
          Loans                                                 1,931                   (1,549)                      382
-------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                              1,277                   (2,231)                     (954)

Interest Expense of
      Deposits
         Interest-bearing demand deposits                         (38)                      67                        29
         Money market and savings                                 (48)                     607                       559
         Time deposits                                            250                    1,420                     1,670
-------------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                               164                    2,094                     2,258
         Other borrowed funds                                     345                      (24)                      321
-------------------------------------------------------------------------------------------------------------------------
              Total interest expense                              509                    2,070                     2,579
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                           $ 1,786                   $ (161)                  $ 1,625
-------------------------------------------------------------------------------------------------------------------------


      The Company's net interest margin increased 112 basis points to 3.86% for the three months ended March 31, 2002, versus the prior year comparable period. The improvement reflected the 10.5% average growth in commercial and construction loans, the 26.3% increase in average lower costing core deposits (demand, money market and savings accounts) and the addition of the short-term consumer loan program fees. Fees on short-term consumer loans, first offered in the second quarter of 2001, contributed $1.3 million to net interest income and contributed 91 basis points to the margin. The Company was negatively impacted by the 475 basis point decline in prime interest rate during the year 2001 which immediately impacted the yield on interest-earning assets, especially loans tied to the prime rate of interest. The repricing of loans generally took effect in advance of the Banks repricing of certificates of deposit. The average yield on interest-earning assets declined 44 basis points to 7.39% for the three months ended March 31, 2002, from 7.83% for the prior year comparable period due principally to the decline in prime rate partially offset by the higher yielding short-term consumer loans. The average rate paid on interest-bearing liabilities decreased 173 basis points to 4.07% for the for the three months ended March 31, 2002, from 5.80% in the prior year comparable period reflecting the lower interest rate environment.

      The Company's net interest income increased $1.6 million, or 37.2%, to $6.0 million for the for the three months ended March 31, 2002, from $4.4 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $1.8 million, partially offset by the effect of lower interest rates, which caused a $161,000 reduction in net interest income. The positive impact of volume changes reflected the increases in average commercial and construction loans and the short-term consumer loans discussed previously. Average interest-earning assets declined $13.6 million, to $626.0 million for the for the three months ended March 31, 2002, from $639.6 million for the prior year comparable period as the Company used cash from the maturities and prepayments of securities to reduce other borrowings.

      The Company's total interest income decreased $954,000, or 7.7%, to $11.4 million for the for the three months ended March 31, 2002, from $12.4 million for the prior year comparable period, reflecting the lower interest rate environment, especially the lower prime rate of interest. This resulted in a $2.2 million decline in interest income. Partially offsetting that decline was the positive effect of volume changes in commercial and consumer loans which resulted in a $1.3 million increase in interest income. Interest and fees on loans increased $382,000, or 4.2%, to $9.5 million for the for the three months ended March 31, 2002, from $9.2 million for the prior year comparable period. This increase reflected an increase in average loans, primarily in commercial and construction, of $36.9 million, or 8.6% to $466.9 million and the addition of the short-term consumer loan product, which contributed $1.4 million in interest income versus $0 in the first quarter of 2001. These increases were partially offset by the impact of the lower prime rate of interest. The impact of the lower prime rate was the principal factor reducing the yield on loans 35 basis points to 8.27%. Interest and dividend income on securities decreased $853,000 to $1.7 million for the for the three months ended March 31, 2002, from $2.6 million for the prior year comparable period. This decline was due principally to the $42.8 million, or 26.2% decrease in average securities outstanding to $120.4 million at March 31, 2001 from $163.1 million for the prior year period. In addition, the average rate earned on securities declined 57 basis points to 5.80% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Proceeds from these securities were utilized to reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets decreased $483,000, reflecting the lower interest rate environment.

      The Company's total interest expense decreased $2.6 million, or 32.1%, to $5.4 million for the three months ended March 31, 2002, from $8.0 million for the prior year comparable period, due principally to the lower rate environment. Interest-bearing liabilities averaged $543.0 million for the for the three months ended March 31, 2002, a decrease of $18.7 million, or 3.3%, from $561.6 million for the prior year comparable period. The decline resulted from lower average borrowings and certificates of deposit. The average rate paid on interest-bearing liabilities decreased 173 basis points to 4.07% for the three months ended March 31, 2002, due to the decrease in average rates paid on all deposit products as a result of the lower interest rate environment. This interest rate decline was reflected in a $2.1 million reduction in interest expense.

         Interest expense on time deposits (certificates of deposit) decreased $1.7 million, or 37.7%, to $2.8 million at March 31, 2002, from $4.4 million for the prior year comparable period. This increase reflected the lower interest rate environment as the average rate declined 209 basis points to 4.43%. In addition, average certificates of deposit outstanding decreased $22.9 million, or 8.3%, to $252.9 million, for the three months ended March 31, 2002, from $275.8 million for the prior year comparable period as the company was able to obtain lower cost core deposits.

         Interest expense on other borrowings, which consist of FHLB advances and the trust preferred securities, decreased $321,000 or 12.6% to $2.2 million for the for the three months ended March 31, 2002, compared to $2.5 million for the prior year comparable period. This decrease resulted from a $22.8 million, or 13.5% decline in average other borrowings to $146.3 million at March 31, 2002, versus $169.1 million for the prior year comparable. This decline in average borrowings resulted in a $345,000 decline in interest expense. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. (See "Capital Resources"). These expenses were $95,000 for the three months ended March 31, 2002.

Provision for Loan Losses


      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $1.1 million to $1.3 million for the for the three months ended March 31, 2002, from $157,000 for the prior year comparable period. This increase reflected additional provisions based on regulatory classifications as detailed in the Company's Annual Report on Form 10K for 2001. In addition, the short-term consumer loan program, first offered in the second quarter of 2001, resulted in provisions of $520,000 versus $0 in 2001. Additionally, provisions reflected loan growth and other elements of the Company's loan loss methodology. (See "Allowance for Loan Losses")


Non-Interest Income
       Total non-interest income increased $176,000, or 23.2% to $934,000 for the three months ended March 31, 2002, versus $758,000 for the prior year comparable period due primarily to increased revenue resulting from a greater volume of tax refund products.


Non-Interest Expenses

      Total non-interest expenses increased $418,000 million, or 10.9% to $4.3 million for the for the three months ended March 31, 2002, from $3.8 million for the prior year comparable period. Salaries and employee benefits increased $224,000 or 11.1%, to $2.2 million for the for the three months ended March 31, 2002, from $2.0 million for the prior year comparable period. The increase reflected an increase in staff associated with the commercial loan department, operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.



      Equipment expenses increased $27,000 or 12.4% to $244,000 for the three months ended March 31, 2002 versus $217,000 for the prior year comparable period due to increased depreciation expense.



      Legal fees increased $270,000 to $344,000 for the for the three months ended March 31, 2002, from $74,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections.



      Other operating expenses decreased $114,000, or 11.0% to $921,000 for the for the three months ended March 31, 2002, from $1.0 million for the prior year comparable period. This decline reflected prior year start up expenses associated with the short-term consumer loan program.


Provision for Income Taxes

      The provision for income taxes increased $133,000, or 35.5%, to $508,000 for the for the three months ended March 31, 2002, from $375,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 36.4% for the three months ended March 31, 2002, versus 33.0% for the prior year comparable period due to an increase in state income tax expense.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $69.5 million and $57.7 million and standby letters of credit of approximately $5.2 million and $5.3 million at March 31, 2002, and December 31, 2001, respectively.

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

      Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

        At March 31, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $136.1 million, which represented 29.2% of gross loans receivable at March 31, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

ITEM 3:   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk Management


         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report on Form 10-K filed with the SEC.



         Regulatory Matters

         Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 ("the Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act ("FDIA"). Under the Banking Code, no dividends may be paid except from the "accumulated net earnings" (generally, undivided profits). Under the Federal Reserve Boards ("FRB") regulations, the Banks cannot pay dividends that exceed their net income for the current and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of insurance due to the FDIC.

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

         Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At March 31, 2002, and December 31, 2001, Republic First Bank, First Bank of Delaware and Republic First Bancorp, Inc. exceeded all requirements to be considered well capitalized.

         The following table presents the Company's capital regulatory ratios at March 31, 2002, and December 31, 2001:

                                                      Actual                     For Capital             To be well
                                                                             Adequacy purposes      capitalized under FRB
                                                                                                      capital guidelines
                                             Amount           Ratio         Amount        Ratio       Amount       Ratio
                                          -----------      ----------    ------------   ---------   ---------    ----------
Dollars in thousands
At March 31, 2002
     Total risk based capital
         Republic First Bank                 $51,555          12.97%        $31,805        8.00%      $39,757       10.00%
         First Bank of Delaware                5,702          20.80%          2,193        8.00%        2,742       10.00%
         Republic First Bancorp,              59,115          14.03%         33,707        8.00%       42,134       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  46,576          11.72%         15,903        4.00%       23,854        6.00%
         First Bank of Delaware                5,359          19.55%          1,097        4.00%        1,645        6.00%
         Republic First Bancorp,              53,837          12.78%         16,854        4.00%       25,280        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  46,576           7.51%         31,024        5.00%       31,024        5.00%
         First Bank of Delaware                5,359          11.21%          2,390        5.00%        2,390        5.00%
         Republic First Bancorp,              53,837           8.14%         33,087        5.00%       33,087        N/A
         Inc.


                                                      Actual                     For Capital             To be well
                                                                             Adequacy purposes      capitalized under FRB
                                                                                                      capital guidelines
                                             Amount           Ratio         Amount        Ratio       Amount       Ratio
                                          -----------      ----------    ------------   ---------   ---------    ----------
At December 31, 2001
    Total risk based capital

       Republic First Bank                   $51,000          12.96%        $31,493        8.00%      $39,366       10.00%

       First Bank of Delaware                  5,288          23.13%          1,829        8.00%        2,286       10.00%

       Republic First Bancorp, Inc.           58,151          13.98%         33,275        8.00%       41,594       N/A
    Tier one risk based capital

       Republic First Bank                    46,078          11.70%         15,747        4.00%       23,620        6.00%

       First Bank of Delaware                  5,001          21.87%            915        4.00%        1,372        6.00%

       Republic First Bancorp, Inc.           52,949          12.73%         16,638        4.00%       24,957        N/A
    Tier one leveraged capital

       Republic First Bank                    46,078           7.46%         30,884        5.00%       30,884        5.00%

       First Bank of Delaware                  5,001          12.74%          1,963        5.00%        1,963        5.00%

       Republic First Bancorp, Inc.           52,949           8.07%         32,793        5.00%       32,793        N/A

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

      Regulatory authorities require the Banks to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Banks have formed Asset/Liability Committees (ALCO), comprised of certain members of the Banks board of directors and senior management, which monitors such ratios. The purpose of the committees are in part, to monitor the Banks liquidity and adherence to the ratios in addition to managing the relative interest rate risk to the Bank. The ALCO meets at least quarterly.

      The Company's most liquid assets totaled $86.1 million at March 31, 2002, compared to $41.4 million at December 31, 2001, due to an increase in federal funds sold. Loan maturities and repayments are another source of asset liquidity. At March 31, 2002, the Bank estimated that in excess of $60.0 million of loans would mature or repay in the six month period that will end September 30, 2002. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the Banks' line of credit.

      Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates and utilizing the facilities of the Federal Home Loan Bank System. At March 31, 2002, the Bank had $156.0 million in unused lines of credit available under arrangements with correspondent banks compared to $162.5 million at December 31, 2001. These lines of credit enable the Bank to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

      At March 31, 2002, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $74.6 million. Certificates of deposit scheduled to mature in one year totaled $210.1 million at March 31, 2002, and borrowings scheduled to mature within that period amounted to $5.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments. The Bank has an additional $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at March 31, 2002. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $276.0 million. As of March 31, 2002, and December 31, 2001, the Company had borrowed $130.0 million and $142.5 million, respectively, under its lines of credit. Securities represent a primary source of liquidity for the Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

      The Company's primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. The Banks have historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions. The Company's securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. Because of the FHLB's

AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

      The Banks' ALCO is responsible for managing the liquidity position and interest sensitivity of the Bank. That committee's primary objective is to maximize net interest income while configuring the Banks' interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.


Securities Portfolio

      At March 31, 2002, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $104.8 million and $103.4 million as of March 31, 2002, respectively. The net unrealized loss on securities available-for-sale, as of that date, was $1.3 million.

Loan Portfolio


      The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, consumer and other loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $2,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million at March 31, 2002. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5,000,000 at March 31, 2002, amounted to $50.6 million.

      The Company's net loans decreased $4.3 million, to $459.6 million at March 31, 2002 from $463.9 million at December 31, 2001.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                             As of March 31, 2002                  As of December 31, 2001
                                            ---------------------------------------------------------------------------
                                               Balance           % of Total           Balance              % of Total
                                            ---------------------------------------------------------------------------
Commercial:
   Real estate secured                        $ 311,987               67.0            $ 321,579                 68.5
   Non real estate secured                       54,112               11.6               53,388                 11.4
   Unsecured                                      6,838                1.4                7,229                  1.5
                                            -------------------------------------------------------------------------
                                                372,937               80.0              382,196                 81.4

Residential real estate                          64,965               14.0               67,821                 14.5
Consumer, short-term &  other                    27,814                6.0               19,302                  4.1
                                            -------------------------------------------------------------------------
Total loans                                     465,716             100.0%              469,319               100.0%

Less allowance for loan losses                   (6,149)                                 (5,431)
                                            ------------                        ----------------

Net loans                                     $ 459,567                               $ 463,888
                                            ============                        ================


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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                               March 31,            December 31,
                                                                 2002                    2001
                                                  -----------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                     $1,410                   $518
Non-accrual loans                                                 3,784                  3,830
                                                  ---------------------------------------------
Total non-performing loans (1)                                    5,194                  4,348
Other real estate owned                                           1,858                  1,858
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $7,052                 $6,206
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                         1.12%                  0.93%
Non-performing assets as a percentage of total
   assets                                                         1.04%                  0.95%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

         Total non-performing loans increased $846,000 at March 31, 2002, when compared to December 31, 2001, which resulted primarily from an increase in over 90 day past due loans. The increase in loans past due 90 days or more, resulted from a loan to one borrower for which the appraised value of the collateral exceeds the carrying amount, and which is in the process of collection.

          The recorded investment in impaired loans totaled $5.2 million and $4.3 million at March 31, 2002, and December 31, 2001, respectively, and the amount of such valuation allowances were $220,000 and $288,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      At March 31, 2002, and December 31, 2001, internally classified substandard loans totaled approximately $8.8 million and $8.7 million respectively; and for doubtful loans totaled approximately $59,000 and $62,000, respectively. There were no loans classified as loss at those dates.

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at March 31, 2002 and December 31, 2001, in the aggregate principal amount of $2.5 million and $6.1 million respectively; and (ii) 60 to 89 days past due, at December 31, 2001, and 2000 in the aggregate principal amount of $4.5 million and $853,000 respectively.


         At March 31, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $136.1 million, which represented 29.2% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2002, all identified problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $5.1 million as of March 31, 2002.


Other Real Estate Owned:

         Other real estate owned ("OREO")is initially recorded at the lower or cost or estimated fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. Currently, the Company has one OREO property which consists of a hotel property acquired in the fourth quarter of 2001.

         The Company had no credit exposure to "highly leveraged transactions" at March 31, 2002, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the three months ended March 31, 2002, and 2001, and the twelve months ended December 31, 2001 is as follows:



                                                      For the three     For the twelve months      For the three months
                                                      months ended              ended                    ended
(dollars in thousands)                               March 31, 2002       December 31, 2001          March 31, 2001
                                                ----------------------   --------------------      -------------------

Balance at beginning of period ................         $  5,431                $  4,072                $  4,072
Charge-offs:
   Commercial .................................               --                   2,074                      --
   Consumer and short-term ....................              568                     805                      47
                                                        --------                --------                --------
      Total charge-offs .......................              568                   2,879                      47
                                                        --------                --------                --------
Recoveries:
   Commercial .................................                6                     257                       3
   Consumer ...................................               --                      17                      10
                                                        --------                --------                --------

      Total recoveries ........................                6                     274                      13
                                                        --------                --------                --------
Net charge-offs ...............................              562                   2,605                      34
                                                        --------                --------                --------
Provision for loan losses .....................            1,280                   3,964                     157
                                                        --------                --------                --------
   Balance at end of period ...................         $  6,149                $  5,431                $  4,195
                                                        ========                ========                ========
   Average loans outstanding (1) ..............         $466,892                $448,397                $429,967
                                                        ========                ========                ========

As a percent of average loans (1):
   Net charge-offs/Recoveries .................             0.12%                   0.58%                     -%

   Provision for loan losses ..................             0.27%                   0.88%                   0.04%

   Allowance for loan losses ..................             1.32%                   1.21%                   0.98%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ..............................             1.32%                   1.16%                   0.98%

   Total non-performing loans at period
      end .....................................           118.37%                 124.89%                 120.54%

(1) Includes nonaccruing loans.



      Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management's best estimate of known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historic charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

      The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer and is reported quarterly to the Board of Directors.

      Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at

March 31, 2002. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:


                                                       At March 31, 2002                    At December 31, 2001
                                                       -----------------                    --------------------

                                                                    Percent of Loans                    Percent of Loans
                                                     Amount         In Each Category     Amount        In Each Category
                                                   (in 000's)           To Loans       (in 000's)          to Loans
                                                   ----------           --------       ----------          --------

Allocation of allowance for loan losses:
   Commercial                                           $5,293               80.0%         $4,814             81.4%
   Residential real estate                                 195               14.0%            203             14.5%
   Consumer,short-term and other                           230                6.0%            182              4.1%
   Unallocated                                             431                  -%            232                -%
                                             -----------------------------------------------------------------------

      Total                                             $6,149             100.00%         $5,431           100.00%
                                             ==================                    ===============

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2002, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $372.9 million, $65.0 million and $27.8 million.


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

Part II   Other Information

Item 1:   Legal Proceedings
          -----------------

         The Company and the Banks are from time to time parties (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and the Banks, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the companies and the Banks.

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

Item 2:   Changes in Securities and use of proceeds
          -----------------------------------------
          None

Item 3:   Defaults upon Senior Securities
          -------------------------------
          None

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the re-election of certain directors of the Company was held on the 23rdday of April, 2002 at 4:00 p.m., at the Warwick-Radisson Hotel, 17th and Locust Streets, Philadelphia, PA. 19103, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 32 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 6,358,126 shares of common stock, of which 6,358,126 shares were entitled to vote. A total of 5,695,092 shares were voted. No nominee received less than 91.3% of the voted shares. Therefore, pursuant to such approval, the following directors were re-elected to the Company.

          Harry D. Madonna
          Kenneth J. Adelberg
          William W. Batoff

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

               Exhibit No.
               -----------

               10             Amended and Restated Material Contracts.- None

               21             Subsidiaries of the Company

                              Republic First Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware (the "Delaware Bank"), which also is a wholly-owned subsidiary of the Company, commenced operations on June 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.


         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

         **Incorporated by reference in the Company's Form 10-K, filed February 28, 2002.

Reports on Form 8-K and 8-KA

Regarding change in Accountants Filed April 12, and 25, 2002, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Republic First Bancorp, Inc.




                                          Harry D. Madonna
                                          ----------------
                                          President and Chief Executive Officer




                                          Paul Frenkiel
                                          -------------
                                          Executive Vice President and
                                          Chief Financial Officer

Dated:  May 14, 2002