Form 10-Q
period 2002-06-30
REPUBLIC FIRST BANCORP INC
filed 2002-08-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2002

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

              6,391,008 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2002

                                  Page 1 of 36

                        Exhibit index appears on page 35

                                TABLE OF CONTENTS

                                                                           Page
Part I:  Financial Information

Item 1: Financial Statements (unaudited)                                     3

Item 2:   Management's Discussion and Analysis of Financial Condition and   12
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk         26

Part II: Other Information

Item 1: Legal Proceedings                                                   34

Item 2: Changes in Securities and Use of Proceeds                           34

Item 3: Defaults Upon Senior Securities                                     34

Item 4: Submission of Matters to a Vote of Security Holders                 34

Item 5: Other Information                                                   34

Item 6: Exhibits and Reports on Form 8-K                                    35

                                        PART I - FINANCIAL INFORMATION



Item 1: Financial Statements



                                                                                                  Page Number


(1)   Consolidated Balance Sheets as of June 30, 2002, (unaudited) and December 31, 2001......          4

(2)   Consolidated Statements of Income for the three and six months ended
      (unaudited) June 30, 2002, and 2001.....................................................          5

(3)   Consolidated Statements of Cash Flows for the six months ended
      (unaudited) June 30, 2002, and 2001.....................................................          6

(4)   Notes to Consolidated Financial Statements..............................................          7



                                           Republic First Bancorp, Inc. and Subsidiaries
                                                    Consolidated Balance Sheets
                                             as of June 30, 2002 and December 31, 2001
                                              dollars in thousands, except share data



ASSETS:                                                                               June 30, 2002                December 31, 2001
                                                                               ---------------------         ---------------------
                                                                                         (unaudited)
Cash and due from banks                                                                    $ 18,673                      $ 19,647
Federal funds sold and interest-bearing deposits with banks                                  30,669                        21,773
                                                                               ---------------------         ---------------------
Total cash and cash equivalents                                                              49,342                        41,420

Other interest-earning restricted cash                                                        4,908                         4,913

Securities available for sale, at fair value                                                104,873                       113,868
Securities held to maturity at amortized cost
     (Fair value of $9,461 and $11,601,  respectively)                                        9,430                        11,574

Loans receivable (net of allowance for loan losses of
     $6,807 and $5,431, respectively)                                                       469,444                       463,888

Premises and equipment, net                                                                   4,878                         5,211
Other real estate owned                                                                       1,857                         1,858
Other assets                                                                                 11,676                         9,597
                                                                               ---------------------         ---------------------

Total Assets                                                                              $ 656,408                     $ 652,329
                                                                               =====================         =====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
Demand - non-interest-bearing                                                              $ 59,738                      $ 62,384
Demand - interest-bearing                                                                    44,620                        39,789
Money market and savings                                                                    118,765                        94,774
Time under $100,000                                                                         153,855                       152,583
Time $100,000 or more                                                                        88,945                        97,687
                                                                               ---------------------         ---------------------
    Total Deposits                                                                          465,923                       447,217

Other borrowings                                                                            125,000                       142,500
Accrued expenses and other liabilities                                                        9,426                         9,769
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trust holding solely junior obligations of
the corporation                                                                               6,000                         6,000
                                                                               ---------------------         ---------------------

Total Liabilities                                                                           606,349                       605,486
                                                                               ---------------------         ---------------------

Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued and outstanding, 6,391,008 as of
    June 30, 2002 and 6,358,126 as of December 31, 2001                                          64                            63
Additional paid in capital                                                                   32,235                        32,117
Retained earnings                                                                            18,369                        16,560
Treasury stock at cost (175,172 shares)                                                      (1,541)                       (1,541)
Accumulated other comprehensive income (loss)                                                   932                          (356)
                                                                               ---------------------         ---------------------
Total Shareholders' Equity                                                                   50,059                        46,843
                                                                               ---------------------         ---------------------
Total Liabilities and Shareholders' Equity                                                $ 656,408                     $ 652,329
                                                                               =====================         =====================


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


                                                               Quarter to Date                               Year to Date
                                                                  June 30                                     June 30
                                                                  -------                                     -------
                                                           2002               2001                     2002                2001
                                                           ----               ----                     ----                ----
Interest income:
   Interest and fees on loans                            $9,387             $9,472                  $18,920             $18,622
   Interest and dividend income on federal
   funds sold and other interest-earning balances           224                404                      393               1,057
   Interest on investments                                1,625              2,330                    3,371               4,929
                                                    ------------       ------------             ------------        ------------
   Total interest income                                 11,236             12,206                   22,684              24,608
                                                    ------------       ------------             ------------        ------------
   Time $100,000 or more
Interest expense:
   Demand interest-bearing                                  120                145                      241                 295
   Money market and savings                                 450                809                      795               1,714
   Time under $100,000                                    1,509              2,718                    3,254               5,554
   Time $100,000 or more                                    918              1,537                    1,935               3,133
   Other borrowed funds                                   2,097              2,241                    4,317               4,782
                                                    ------------       ------------             ------------        ------------
   Total interest expense                                 5,094              7,450                   10,542              15,478
                                                    ------------       ------------             ------------        ------------
Net interest income                                       6,142              4,756                   12,142               9,130
                                                    ------------       ------------             ------------        ------------
Provision for loan losses                                 1,248                620                    2,529                 777
                                                    ------------       ------------             ------------        ------------
Net interest income after provision
     for loan losses                                      4,894              4,136                    9,613               8,353
                                                    ------------       ------------             ------------        ------------

Non-interest income:
    Loan advisory and servicing fees                        386                224                      632                 506
    Service fees on deposit accounts                        314                286                      598                 540
    Gains on securities sold                                  -                  -                        -                  13
    Tax refund products                                     350                 27                      734                 253
    Other income                                             19                 24                       40                  47
                                                    ------------       ------------             ------------        ------------
                                                          1,069                561                    2,004               1,359
Non-interest expenses:
   Salaries and benefits                                  2,242              2,023                    4,482               4,039
   Occupancy                                                363                334                      711                 683
   Equipment                                                235                231                      479                 448
   Legal                                                    382                 44                      727                 118
   Advertising                                               98                156                      259                 304
   Other expenses                                         1,176                956                    2,096               2,030
                                                    ------------       ------------             ------------        ------------
                                                          4,496              3,744                    8,754               7,622
                                                    ------------       ------------             ------------        ------------

Income before income taxes                                1,467                953                    2,863               2,090
Provision for income taxes                                  546                314                    1,054                 690
                                                    ------------       ------------             ------------        ------------
                                                    ------------       ------------             ------------        ------------
Net income                                                 $921               $639                   $1,809              $1,400
                                                    ============       ============             ============        ============

Net income per share:

                                                    ------------       ------------             ------------        ------------
Basic                                                     $0.15              $0.10                    $0.29               $0.23
                                                    ============       ============             ============        ============

                                                    ------------       ------------             ------------        ------------
Diluted                                                   $0.14              $0.10                    $0.28               $0.22
                                                    ============       ============             ============        ============



                                         (See notes to consolidated financial statements)

                             Republic First Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                   For the Six Months Ended June 30,
                                         Dollars in thousands
                                              (unaudited)

                                                                          2002              2001
                                                                      -------------     -------------
Cash flows from operating activities:
         Net income                                                        $ 1,809           $ 1,400
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                     2,529               777
               Depreciation                                                    479               448
               Amortization of securities                                      212               176
               Gain on sales of securities                                       -                13
               Increase  in other assets                                    (2,696)           (2,116)
               Increase (decrease) in accrued expenses
                  and other liabilities                                       (343)            2,651
               Net decrease in deferred fees                                  (209)              (36)
                                                                      -------------     -------------
         Net cash provided by operating activities                           1,781             3,313
                                                                      -------------     -------------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                               (956)           (2,829)
               Available for sale                                           (6,956)                -
         Proceeds from Sale of securities:
               Available for sale                                                -             7,842
         Proceeds from principal receipts, calls and
            maturities of securities:
               Held to maturity                                              3,100             5,647
               Available for sale                                           17,693            16,360
         Net increase in loans                                              (7,876)          (20,455)
         Decrease (increase) in other interest-earning restricted cash           5            (5,883)
         Premises and equipment expenditures                                  (146)             (480)
                                                                      -------------     -------------
         Net cash provided by investing activities                           4,864               202
                                                                      -------------     -------------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                            71                 -
         Net increase in demand, money market and savings deposits          26,176            47,960
         Net decrease in borrowed funds less than 90 days                        -           (16,442)
         Repayment of borrowed funds greater than 90 days                  (17,500)          (17,500)
         Net decrease in time deposits                                      (7,470)          (24,255)
                                                                      -------------     -------------
         Net cash provided by (used in) financing activities                 1,277           (10,237)
                                                                      -------------     -------------
Increase in cash and cash equivalents                                        7,922            (6,722)
Cash and cash equivalents, beginning of period                              41,420            50,657
                                                                      -------------     -------------
Cash and cash equivalents, end of period                                  $ 49,342          $ 43,935
                                                                      =============     =============
Supplemental disclosure:
         Interest paid                                                    $ 10,846          $ 15,888
                                                                      =============     =============
         Taxes paid                                                        $ 2,950           $ 1,750
                                                                      =============     =============



                           (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

       Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "Bank") and First Bank of Delaware (the "Delaware Bank") (together the "Banks"), offer a variety of banking services primarily to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware. The Delaware Bank also makes a number of short-term consumer loans nationally, which outstandings amount to less than 5% of total consolidated assets.


                  These interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002, and 2001, and the cash flows for the six months ended June 30, 2002, and 2001. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission.

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

      The Delaware Bank began to offer short-term consumer loans in 2001. At June 30, 2002, the Company had approximately $2.8 million of net short-term consumer loans outstanding, which were originated in Georgia and North Carolina through a single marketer. These loans generally have principal amounts of $600 or less and terms of approximately two weeks. Federal and state legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the Delaware Bank uses a single marketer under a contract which can be terminated upon short notice, under various circumstances. In the second quarter of 2002, as a result of legislation in Indiana, the Delaware Bank ceased making these loans in that state, which accounts for approximately 65% of the revenue for the program. Although, the Delaware Bank is in negotiations to expand the program to other states, there can be no assurance that the Delaware Bank will generate revenues comparable to the Indiana loans.

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

Republic First Bancorp has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") offered on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered through the Delaware Bank, with principal amounts of $600 or less and terms of approximately two weeks. These loans typically are made in states outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different than other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the six and three months ended June 30, 2002 and 2001, is as follows:

                                                 As of and for the six months ended
June 30, 2002
(dollars in thousands)                                                                          Short-term
                                 Republic First        First Bank of          Tax Refund         Consumer
                                      Bank               Delaware              Products           loans               Total
                                ------------------     --------------       ----------------   -------------      ---------------
Net interest income                       $ 8,933              $ 613                  $ (21)        $ 2,617             $ 12,142
Provision for loan losses                   1,600                 10                      -             919                2,529
Non-interest income                         1,034                236                    734               -                2,004
Non-interest expenses                       7,262                774                    258             460                8,754
                                ------------------     --------------       ----------------   -------------      ---------------

Net income                                  $ 760               $ 49                  $ 276           $ 724              $ 1,809
                                ==================     ==============       ================   =============      ===============

Selected Balance Sheet Accounts:

Total assets                              616,598             35,498                    572           3,740              656,408
Total loans, net                          444,626             22,023                      -           2,795              469,444
Total deposits                            437,890             27,461                    572               -              465,923

June 30, 2001
(dollars in thousands)                                                                          Short-term
                                 Republic First        First Bank of          Tax Refund         Consumer
                                      Bank               Delaware              Products           loans               Total
                                ------------------     --------------       ----------------   -------------      ---------------
Net interest income                       $ 8,190              $ 446                    $ -           $ 494              $ 9,130
Provision for loan losses                     515                 52                      -             210                  777
Non-interest income                           829                277                    253               -                1,359
Non-interest expenses                       6,471                763                     90             298                7,622
                                ------------------     --------------       ----------------   -------------      ---------------

Net income                                $ 1,362              $ (57)                 $ 104            $ (9)             $ 1,400
                                ==================     ==============       ================   =============      ===============

Selected Balance Sheet Accounts:

Total assets                            $ 608,648           $ 35,425                    $ -         $ 5,952            $ 650,025
Total loans, net                          411,615             23,017                      -           3,395              438,027
Total deposits                            421,389             27,867                      -               -              449,256



                                                As of and for the three months ended

June 30, 2002
(dollars in thousands)                                                                          Short-term
                                 Republic First        First Bank of          Tax Refund         Consumer
                                      Bank               Delaware              Products           loans               Total
                                ------------------     --------------       ----------------   -------------      ---------------
Net interest income                       $ 4,483              $ 339                   $ 17         $ 1,303              $ 6,142
Provision for loan losses                     850                  -                      -             398                1,248
Non-interest income                           604                115                    350               -                1,069
Non-interest expenses                       3,769                392                    104             231                4,496
                                ------------------     --------------       ----------------   -------------      ---------------

Net income                                  $ 332               $ 37                  $ 161           $ 391                $ 921
                                ==================     ==============       ================   =============      ===============

Selected Balance Sheet Accounts:

Total assets                              616,598             35,498                    572           3,740              656,408
Total loans, net                          444,626             22,023                      -           2,795              469,444
Total deposits                            437,890             27,461                    572               -              465,923

June 30, 2001
(dollars in thousands)                                                                          Short-term
                                 Republic First        First Bank of          Tax Refund         Consumer
                                      Bank               Delaware              Products           loans               Total
                                ------------------     --------------       ----------------   -------------      ---------------
Net interest income                       $ 4,047              $ 215                    $ -           $ 494              $ 4,756
Provision for loan losses                     400                 30                      -             190                  620
Non-interest income                           448                 86                     27               -                  561
Non-interest expenses                       3,223                391                     50              80                3,744
                                ------------------     --------------       ----------------   -------------      ---------------

Net income                                  $ 585              $ (76)                 $ (14)          $ 144                $ 639
                                ==================     ==============       ================   =============      ===============

Selected Balance Sheet Accounts:

Total assets                            $ 608,648           $ 35,425                    $ -         $ 5,952            $ 650,025
Total loans, net                          411,615             23,017                      -           3,395              438,027
Total deposits                            421,389             27,867                      -               -              449,256


   Note 5:      Earnings Per Share:
         Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted pursuant to the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs that are not dilutive are not included in the following calculation. At June 30, 2002, and 2001, respectively, there were 106,340 and 104,940 of stock options, that were not included in the calculation of EPS because the exercise price was higher than the average market price for the period. These CSEs, however, may become dilutive in the future.



           The following table is a comparison of EPS for the three and six months ended June 30, 2002, and 2001.


                                                   Quarter to Date                 |                                 Year to Date
                                             2002                    2001          |         2002                     2001
                                                                                   |
Net Income                                                                         |
                                       $921,000                $639,000            |  $1,809,000                $1,400,000
                                                    Per                     Per    |                 Per                       Per
                                      Shares       Share      Shares       Share   |   Shares       Share       Shares        Share
                                     -----------------------------------------------------------------------------------------------
Weighted average shares                                                            |
For period                            6,199,395               6,182,954            |   6,191,175                 6,182,954
Basic EPS                                          $0.15                     $0.10 |                $0.29                     $0.23
Add common stock equivalents            287,149                 202,666            |     264,559                   190,618
                                        -------                 -------            |     -------                   -------
representing dilutive stock options                                                |
Effect on basic EPS of dilutive CSE               $(0.01)                        - |                                         $(0.01)
                                                  -------                     ---- |                                       --------
                                                                                   |               $(0.01)
Equals total weighted average                                                      |
shares and CSE (diluted)              6,486,544               6,385,620            |   6,455,734                 6,373,572
                                      =========               =========            |   =========                 =========
Diluted EPS                                        $0.14                     $0.10 |                $0.28                     $0.22
                                                 -------                     ===== |                =====                     =====


  Note 6:         Comprehensive Income

   The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.


(dollar amounts in thousands)                                Three months ended                        Six months ended
                                                                June 30,                                 June 30,
                                                    ---------------------------------        ---------------------------------
                                                       2002                 2001                2002                 2001
                                                    ------------         ------------        ------------         ------------
Net income                                                $ 921                $ 639              $1,809               $1,400

Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities:
   Unrealized holding gains/(losses) during the period    1,800                 (889)              1,288                  584
  Less:  Reclassification adjustment for gains
   included in net income                                     -                    -                   -                   (9)
                                                    ------------         ------------        ------------         ------------
Comprehensive income                                     $2,721               $ (250)             $3,097               $1,975
                                                    ============         ============        ============         ============


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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q, filed by the Company in 2002 and 2001, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

June 30, 2002, Compared to December  31, 2001

         Total assets increased $4.1 million to $656.4 million June 30, 2002, versus $652.3 million at December 31, 2001. This increase reflected increased loans outstanding.

Loans:
         The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $6.9 million, to $476.3 million at June 30, 2002, versus $469.3 million at December 31, 2001, due to an increase in commercial loans which offset declines in residential mortgages and short-term consumer loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in the second quarter of 2001, home equity loans and lines of credit and others. Commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $8.5 million at June 30, 2002. Individual customers may have several loans that are often secured by different collateral. The aggregate amount of loans in excess of $5,000,000 at June 30, 2002, was $33.6 million. The Company allowed the residential mortgage portfolio to decline through prepayments by $6.2 million to $61.6 million as these loans yield less than the growing commercial loan portfolio. At June 30, 2002, the Company had $2.8 million in net short-term consumer loans, which were first offered in the second quarter of 2001, versus $6.8 million of such loans at December 31, 2001. These loans have principal amounts of less than $600, terms of approximately two weeks and were originated in North Carolina and Georgia through a single marketer. The decline in loans outstanding reflected the second quarter termination of business in Indiana.

Securities:
         Securities available for sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's securities available for sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities and collateralized mortgage obligations. Collateralized mortgage obligations consist primarily of securities issued by the Federal Home Loan Mortgage Corporation. Securities available for sale totaled $104.9 million at June 30, 2002, a decrease of $9.0 million or 7.9%, from year-end 2001. This decrease primarily reflected principal repayments on mortgage-backed securities which were used to reduce borrowings. Additionally, the Company experienced a $1.9 million gain in the market value of available for sale securities which is reflected on the balance sheet. At June 30, 2002, the portfolio had net unrealized gains of $1.4 million, compared to unrealized losses of $540,000 at the end of the prior year.

         Securities held to maturity are investments for which there is the positive intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held to maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. In addition, the Bank holds agency securities, other debt securities and a small amount of CMO securities. At June 30, 2002, securities held to maturity totaled $9.4 million, a decrease of $2.2 million from $11.6 million at year-end 2001. This decline was due primarily to maturities of U.S. government agency securities. The market value of the held to maturity portfolio was $9.5 million at June 30, 2002, versus $11.6 million at December 31, 2001.

Cash and due from Banks:
         Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $7.9 million, to $49.3 million at June 30, 2002, from $41.4 million at December 31, 2001, reflecting increased deposits which were temporarily invested in federal funds.

Other interest-earning restricted cash:
         Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At June 30, 2002, and December 31, 2001, the balance was $4.9 million.

Fixed Assets:
         Bank premises and equipment, net of accumulated depreciation, decreased $333,000 to $4.9 million at June 30, 2002, from $5.2 million at December 31, 2001, due to depreciation.

Other Real Estate Owned:
         The $1.9 million balance of other real estate owned represents a hotel property acquired in the fourth quarter of 2001. The appraisal for the property (commercial real estate), indicates a market value that exceeds its carrying value at June 30, 2002.

Deposits:
         Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' primary source of funding. Deposits are generally solicited from the Company's primary market area through a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

         Total deposits increased by $18.7 million, or 4.2% to $465.9 million at June 30, 2002, from $447.2 million at December 31, 2001. Core deposits, which include demand, money market and savings accounts, increased by $26.2 million, or 13.3% to $223.1 million at June 30, 2002, versus $196.9 million at the prior year-end. Deposit growth has benefited from the Company's business development efforts and bank consolidations in the Philadelphia market that left some customers underserved. Time deposits decreased $7.5 million, or 3.0% to $242.8 million at June 30, 2002, versus $250.3 million at the prior year-end. The decrease reflected the Company's strategy of allowing higher costing time deposits to mature and not be replaced.

Other Borrowings:
         Other borrowings are comprised primarily of FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. Other borrowings declined by $17.5 million to $125.0 million at June 30, 2002, from $142.5 million at December 31, 2001, due to the maturity of two FHLB advances.

Shareholders' Equity:
         Total shareholders' equity increased $3.2 million to $50.1 million at June 30, 2002, versus $46.8 million at December 31, 2001. This increase was the result of year-to-date 2002 net income of $1.8 million and an increase in the market value of available for sale securities of $1.3 million.

Three Months Ended June 30, 2002 Compared to June 30, 2001
----------------------------------------------------------

Results of Operations:

Overview

         The Company's net income increased $282,000, or 44.1% to $921,000, or $0.14 per diluted share for the three months ended June 30, 2002, compared to $639,000, or $0.10 per diluted share for the prior year comparable period. The increase reflected improvements in both net interest and non-interest income. Between those periods, the Company increased its average commercial and construction loans 9.4% and increased its average lower cost core deposits 15.6%. The Company also added the short-term consumer loan product in the second quarter of 2001. These items had a favorable impact on net interest income. Non-interest income was favorably impacted by the growth of the tax refund products. However, the increase in net interest income implied by loan and core deposit growth was partially offset by the effect of interest rate reductions of 475 basis points in 2001, which continued to impact the current year. Also partially offsetting the impact of these increases were a larger provision for loan losses and higher operating expenses. However, the ongoing repricing of certificates of deposit in a lower interest rate environment continues to contribute positively to the margin. The increased net income resulted in a return on average assets and average equity of .56% and 7.65% respectively, compared to .40% and 5.63% respectively for the same period in 2001.

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

                                             For the three months ended                         For the three months ended
                                                 June 30, 2002                                      June 30, 2001
                                 -------------------------------------------------  ------------------------------------------------
Interest-earning assets:
                                                     Interest                                           Interest
                                   Average           Income/         Yield/           Average            Income/        Yield/
(Dollars in thousands)             Balance           Expense          Rate            Balance            Expense         Rate
                                 ---------------   -------------  -------------  -------------------   ------------   ------------
Federal funds sold
and other interest-
earning assets                           50,909             224          1.76%               35,737            404          4.53%
Securities                              111,265           1,625          5.84%              151,748          2,330          6.14%
Loans receivable                        467,343           9,387          8.05%              437,673          9,472          8.68%
                                 ---------------   -------------  -------------  -------------------   ------------   ------------
Total interest-earning assets           629,517          11,236          7.15%              625,158         12,206          7.82%

Other assets                             25,516                                              22,385
                                 ---------------                                 -------------------

Total assets                          $ 655,033                                           $ 647,543
                                 ===============                                 ===================

Interest-bearing liabilities:
Demand-non interest
bearing                                $ 55,253                                            $ 47,963
Demand interest-bearing                  44,183             120          1.09%               31,650            145          1.84%
Money market & savings                  105,516             450          1.71%               97,330            809          3.33%
Time deposits                           260,318           2,427          3.74%              270,796          4,255          6.30%
                                 ---------------   -------------  -------------  -------------------   ------------   ------------
Total deposits                          465,270           2,997          2.58%              447,739          5,209          4.67%

Total interest-bearing
deposits                                410,017           2,997          2.93%              399,776          5,209          5.23%
                                 ---------------   -------------  -------------  -------------------   ------------   ------------

Other borrowings                        134,212           2,097          6.27%              145,467          2,241          6.18%
                                 ---------------   -------------  -------------  -------------------   ------------   ------------

Total interest-bearing
liabilities                           $ 544,229          $5,094          3.75%              545,243          7,450          5.48%
                                 ===============   =============  =============  ===================   ------------   ------------
Total deposits and
other borrowings                        599,482           5,094          3.41%              593,206          7,450          5.04%
                                 ---------------   -------------  -------------  -------------------   ------------   ------------

Noninterest-bearing
liabilites                                7,351                                               9,992
Shareholders' equity                     48,200                                              44,345
                                 ---------------                                 -------------------
Total liabilities and
shareholders' equity                  $ 655,033                                           $ 647,543
                                 ===============                                 ===================

Net interest income                                      $6,142                                             $4,756
                                                   =============                                       ============
Net interest spread                                                      3.75%                                              2.79%
                                                                  =============                                       ============

Net interest margin                                                      3.91%                                              3.05%
                                                                  =============                                       ============



The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                           Three months ended June 30,
                                                                                2002 versus 2001
                                                                             (dollars in thousands)
                                                                               Due to change in:
                                                             Volume                Rate                   Total
                                                       -------------------     -------------       --------------------
Interest earned on:

          Federal funds sold                                         $ 67            $ (247)                    $ (180)
          Securities                                                 (585)             (120)                      (705)
          Loans                                                     1,378            (1,463)                       (85)
-----------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                    860            (1,830)                      (970)

Interest Expense of
      Deposits
         Interest-bearing demand deposits                             (34)               59                         25
         Money market and savings                                     (35)              394                        359
         Time deposits                                                 98             1,730                      1,828
-----------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                                    29             2,183                      2,212
         Other borrowings                                             176               (32)                       144
-----------------------------------------------------------------------------------------------------------------------
              Total interest expense                                  205             2,151                      2,356
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 1,065             $ 321                    $ 1,386
-----------------------------------------------------------------------------------------------------------------------






      The Company's net interest margin increased 86 basis points to 3.91% for the three months ended June 30, 2002, versus the prior year comparable period. The improvement reflected the 9.4% average growth in commercial and construction loans, the 15.6% increase in average lower costing core deposits (demand, money market and savings accounts), the repricing of certificates of deposit in the lower rate environment and the growth of the short-term consumer loan program fees. Fees on short-term consumer loans, first offered in the second quarter of 2001, contributed $1.3 million to interest income and 87 basis points to the net interest margin in 2002 and contributed $519,000 to interest income and 34 basis points to the net interest margin in the second quarter of 2001. The Company was negatively impacted by the 475 basis point decline in the prime interest rate during the year 2001 which immediately impacted the yield on interest-earning assets, especially loans tied to the prime rate of interest. The repricing of loans generally took effect in advance of the repricing of certificates of deposit. The average yield on interest-earning assets declined 67 basis points to 7.15% for the three months ended June 30, 2002, from 7.82% for the prior year comparable period due principally to the decline in the prime rate of interest. This decline reflected the impact of the lower interest rate environment which was partially offset by higher yields on short-term consumer loans. Overall, the average rate paid on interest-bearing liabilities decreased 173 basis points to 3.75% for the for the three months ended June 30, 2002, from 5.48% in the prior year comparable period reflecting the lower interest rate environment.

      The Company's net interest income increased $1.4 million, or 29.1%, to $6.1 million for the three months ended June 30, 2002, from $4.8 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $1.1 million with a $321,000 increase reflecting deposits repricing to lower rates. The positive impact of volume changes reflected the increases in average commercial and construction loans, lower cost core deposits and the short-term consumer loans discussed previously. Average interest-earning assets increased $4.4 million, to $629.5 million for the three months ended June 30, 2002, from $625.2 million for the prior year comparable period.

         The Company's total interest income decreased $970,000, or 8.0%, to $11.2 million for the three months ended June 30, 2002, from $12.2 million for the prior year comparable period, reflecting the lower interest rate environment. The lower interest rates earned on interest-earning assets resulted in a $1.8 million decline in interest income. Partially offsetting that decline was the positive effect of volume changes in commercial and consumer loans which resulted in a $860,000 increase in interest income. Interest and fees on loans decreased $85,000, to $9.4 million for the three months ended June 30, 2002, from $9.5 million for the prior year comparable period. The decline reflected a lower rate earned on average loans resulting from the lower rate environment. This was partially offset by the short-term consumer loan product, which contributed $1.3 million in interest income versus $519,000 in the second quarter of 2001. The impact of the lower prime rate was the principal factor reducing the yield on loans 63 basis points to 8.05%. Interest and dividend income on securities decreased $705,000 to $1.6 million for the three months ended June 30, 2002, from $2.3 million for the prior year comparable period. This decline was due principally to the $40.5 million, or 26.7% decrease in average securities outstanding to $111.3 million at June 30, 2001 from $151.7 million for the prior year period. In addition, the average rate earned on securities declined 30 basis points to 5.84% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Proceeds from these securities were utilized to reduce FHLB borrowings or were invested as federal funds sold. Interest income on federal funds sold and other interest-earning assets decreased $180,000, reflecting the lower interest rate environment.

      The Company's total interest expense decreased $2.4 million, or 31.6%, to $5.1 million for the three months ended June 30, 2002, from $7.5 million for the prior year comparable period, due principally to the lower rate environment. Interest-bearing liabilities averaged $544.2 million for the three months ended June 30, 2002, versus $545.2 million for the prior year comparable period. Average interest-bearing lower cost core deposits increased $20.7 million, while higher cost time deposits and other borrowings declined $10.5 million and $11.3 million, respectively. Both factors contributed to a reduction in interest expense. The average rate paid on interest-bearing liabilities decreased 173 basis points to 3.75% for the three months ended June 30, 2002, due to the decrease in average rates paid on deposit products as a result of the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $1.8 million, or 43%, to $2.4 million at June 30, 2002, from $4.3 million for the prior year comparable period. This increase reflected the lower interest rate environment as the average rate declined 256 basis points to 3.74%. In addition, average certificates of deposit outstanding decreased $10.5 million, or 3.9%, to $260.3 million, for the three months ended June 30, 2002, from $270.8 million as higher cost time deposits matured and were not replaced.

         Interest expense on other borrowings, which consist of FHLB advances and the trust preferred securities, decreased $144,000 or 6.5% to $2.1 million for the for the three months ended June 30, 2002, compared to $2.2 million for the prior year comparable period. This decrease resulted from a $11.3 million, or 7.7% decline in average other borrowings to $134.2 million at June 30, 2002, versus $145.5 million for the prior year comparable. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down term borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. These expenses were $98,000 for the three months ended June 30, 2002.

Provision for Loan Losses


         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $628,000 to $1.2 million for the three months ended June 30, 2002, from $620,000 for the prior year comparable period. This increase reflected additional provisions based on regulatory classifications as detailed in the Company's Annual Report on Form 10K for 2001. In addition, the short-term consumer loan program, first offered in the second quarter of 2001, had provisions of $398,000 in the second quarter of 2002 versus $190,000 in the second quarter of 2001. Finally, provisions reflected loan growth and other elements of the Company's loan loss methodology. (See "Allowance for Loan Losses")


Non-Interest Income
       Total non-interest income increased $509,000, or 90.7% to $1.1 million for the three months ended June 30, 2002, versus $561,000 for the prior year comparable period due primarily to increased revenue reflecting a greater volume of tax refund products.

Non-Interest Expenses

      Total non-interest expenses increased $752,000, or 20.1% to $4.5 million for the three months ended June 30, 2002, from $3.7 million for the prior year comparable period. Salaries and employee benefits increased $219,000 or 10.8%, to $2.2 million for the three months ended June 30, 2002, from $2.0 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

      Occupancy expenses increased $29,000 to $363,000 for the three months ended June 30, 2002, versus $334,000 for the prior year comparable period due to rent and repairs and maintenance increases.

      Legal fees increased $338,000 to $382,000 for the for the three months ended June 30, 2002, from $44,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections and legal expenses associated with the short-term loan and tax refund programs.

      Advertising expense declined $58,000, or 37.2% to $98,000 as the company reduced the number of advertisements during the year.

      Other operating expenses increased $220,000, or 23.0% to $1.2 million for the for the three months ended June 30, 2002, from $1.0 million for the prior year comparable period. This increase reflected the write off a receivable of approximately $200,000.


Provision for Income Taxes

      The provision for income taxes increased $232,000, or 73.9%, to $546,000 for the three months ended June 30, 2002, from $314,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 37.2% for the three months ended June 30, 2002, versus 33.0% for the prior year comparable period due to an increase in state income tax expense.

Six Months Ended June 30, 2002 Compared to June 30, 2001
--------------------------------------------------------

Results of Operations:

Overview

         The Company's net income increased $409,000, or 29.2% to $1.8 million, or $0.28 per diluted share for the six months ended June 30, 2002, compared to $1.4 million, or $0.22 per diluted share for the prior year comparable period. The increase reflected improvements in both net interest and non-interest income. Between those periods, the Company increased its average commercial and construction loans 10.8% and increased its average lower cost core deposits 20.4%. The Company also benefited from the full period effect of the short-term consumer loan product, first offered in the second quarter of 2001. These items had a favorable impact on net interest income. Non-interest income was favorably impacted by the growth of the tax refund products. However, the increase in net interest income implied by loan and core deposit growth was partially offset by the effect of interest rate reductions of 475 basis points in 2001, which continued to impact the current year. Also, partially offsetting the impact of these increases were a larger provision for loan losses and higher legal and operating expenses. However, the ongoing repricing of certificates of deposit in a lower interest rate environment continues to contribute positively to the margin.  The  increased  net income  resulted in a return on average  assets and average equity of .55% and 7.64% respectively, compared to .43% and 6.25% respectively for the same period in 2001.

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

                                                      Interest                                           Interest
                                    Average           Income/         Yield/           Average            Income/        Yield/
(Dollars in thousands)              Balance           Expense          Rate            Balance            Expense         Rate
                               ------------------   -------------  -------------  -------------------   ------------   ------------

                               For the six months ended                           For the six months ended
Interest-earning assets:         June 30, 2002                                      June 30, 2001
                               -------------------------------------------------  -------------------------------------------------

Federal funds sold
and other interest-
earning assets                            45,162             393          1.75%               40,580          1,057          5.25%
Securities                               115,785           3,371          5.82%              157,862          4,929          6.24%
Loans receivable                         467,253          18,920          8.16%              431,246         18,622          8.70%
                               ------------------   -------------  -------------  -------------------   ------------   ------------
Total interest-earning assets            628,200          22,684          7.27%              629,688         24,608          7.86%

Other assets                              31,128                                              25,092
                               ------------------                                 -------------------

Total assets                           $ 659,328                                           $ 654,780
                               ==================                                 ===================

Interest-bearing liabilities:
Demand-non interest
bearing                                   58,172               -                              47,179
Demand interest-bearing                   45,968             241          1.06%               32,225            295          1.85%
Money market & savings                   100,804             795          1.59%               90,871          1,714          3.80%
Time deposits                            256,696           5,189          4.08%              273,307          8,687          6.41%
                               ------------------   -------------  -------------  -------------------   ------------   ------------
Total deposits                           461,640           6,225          2.72%              443,582         10,696          4.86%

Total interest-bearing
deposits                                 403,468           6,225          3.11%              396,403         10,696          5.44%
                               ------------------   -------------  -------------  -------------------   ------------   ------------
Other borrowings                         140,235           4,317          6.21%              157,212          4,782          6.13%
                               ------------------   -------------  -------------  -------------------   ------------   ------------

Total interest-bearing
liabilities                            $ 543,703         $10,542          3.91%              553,615         15,478          5.64%
                               ==================   =============  =============  ===================   ============   ============

Total deposits and
other borrowings                         601,875          10,542          3.53%              600,794         15,478          5.20%
                               ----------------------------------  -------------  -------------------   ------------   ------------

Noninterest-bearing
liabilites                                 9,797                                               9,977
Shareholders' equity                      47,656                                              44,009
                               ------------------                                 -------------------
Total liabilities and
shareholders' equity                   $ 659,328                                           $ 654,780
                               ==================                                 ===================
Net interest income                                      $12,142                                            $ 9,130
                                                    =============                                       ============

Net interest spread                                                       3.74%                                              2.67%
                                                                   =============                                       ============

Net interest margin                                                       3.88%                                              2.90%
                                                                   =============                                       ============



The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                            Six months ended June 30,
                                                                                 2002 versus 2001
                                                                             (dollars in thousands)
                                                                               Due to change in:
                                                             Volume                Rate                   Total
                                                       -------------------     -------------       --------------------
Interest earned on:
          Federal funds sold                                         $ 40            $ (704)                    $ (664)
          Securities                                               (1,225)             (333)                    (1,558)
          Loans                                                     3,526            (3,228)                       298
-----------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                  2,341            (4,265)                    (1,924)

Interest Expense of
      Deposits
         Interest-bearing demand deposits                             (72)              126                         54
         Money market and savings                                     (78)              997                        919
         Time deposits                                                336             3,162                      3,498
-----------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                                   186             4,285                      4,471
         Other borrowed funds                                         523               (58)                       465
-----------------------------------------------------------------------------------------------------------------------
              Total interest expense                                  709             4,227                      4,936
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 3,050             $ (38)                   $ 3,012
-----------------------------------------------------------------------------------------------------------------------


      The Company's net interest margin increased 98 basis points to 3.88% for the six months ended June 30, 2002, versus the prior year comparable period. The improvement reflected the 10.8% average growth in commercial and construction loans, the 20.4% increase in average lower cost core deposits (demand, money market and savings accounts), the repricing of certificates of deposit in the lower rate environment and the full year impact of the short-term consumer loan fees. Fees on short-term consumer loans, first offered in the second quarter of 2001, contributed $2.8 million to interest income and contributed 88 basis points to the margin in 2002 versus $519,000 and 16 basis points to the margin in 2001. The Company continues to be negatively impacted by the 475 basis point decline in the prime interest rate during the year 2001 which immediately impacted the yield on interest-earning assets, especially loans tied to the prime rate of interest. The repricing of loans generally took effect in advance of the Banks repricing of certificates of deposit. The average yield on interest-earning assets declined 59 basis points to 7.27% for the six months ended June 30, 2002, from 7.86% for the prior year comparable period due principally to the decline in prime rate partially offset by the higher yielding short-term consumer loans. The average rate paid on interest-bearing liabilities decreased 173 basis points to 3.91% for the for the six months ended June 30, 2002, from 5.64% in the prior year comparable period reflecting the lower interest rate environment.

      The Company's net interest income increased $3.0 million, or 33.0%, to $12.1 million for the six months ended June 30, 2002, from $9.1 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the positive effect of volume changes of approximately $3.1 million, partially offset by a $38,000 decline in net interest income resulting from the lower rate environment. The positive impact of volume changes reflected the increases in average commercial and construction loans and the short-term consumer loans discussed previously. Average interest-earning assets decreased $1.5 million, to $628.2 million for the for the six months ended June 30, 2002, from $629.7 million for the prior year comparable period as the Company used cash from the maturities and prepayments of securities to reduce other borrowings.

         The Company's total interest income decreased $1.9 million, or 7.8%, to $22.7 million for the six months ended June 30, 2002, from $24.6 million for the prior year comparable period, reflecting the lower interest rate environment. That decrease reflected a $4.3 million decline in interest income due to rate which was partially offset by the positive effect of volume changes in commercial and consumer loans of $2.3 million. Interest and fees on loans increased $298,000, or 1.6%, to $18.9 million for the for the six months ended June 30, 2002, from $18.6 million for the prior year comparable period. This increase reflected an increase in average loans, primarily in commercial and construction loans, of $36.0 million, or 8.4% to $467.3 million and the addition of the short-term consumer loan product, which contributed $2.8 million in interest income versus $519,000 in the first six months of 2001. The impact of the lower prime rate was the principal factor reducing the yield on loans 54 basis points to 8.16%. Interest and dividend income on securities decreased $1.6 million to $3.4 million for the six months ended June 30, 2002, from $4.9 million for the prior year comparable period. This decline was due principally to the $42.1 million, or 26.7% decrease in average securities outstanding to $115.8 million at June 30, 2001 from $157.9 million for the prior year period. In addition, the average rate earned on securities declined 42 basis points to 5.82% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Proceeds from these securities were utilized to reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets decreased $664,000, reflecting the lower interest rate environment.

      The Company's total interest expense decreased $4.9 million, or 31.9%, to $10.5 million for the six months ended June 30, 2002, from $15.5 million for the prior year comparable period, due principally to the lower rate environment. Interest-bearing liabilities averaged $543.7 million for the for the six months ended June 30, 2002, a decrease of $9.9 million, or 1.8%, from $553.6 million for the prior year comparable period. The decline resulted from lower average borrowings and certificates of deposit. The average rate paid on interest-bearing liabilities decreased 173 basis points to 3.91% for the six months ended June 30, 2002, due to the decrease in average rates paid on deposit products as a result of the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $3.5 million, or 40.3%, to $5.2 million at June 30, 2002, from $8.7 million for the prior year comparable period. This decrease reflected the lower interest rate environment as the average rate declined 233 basis points to 4.08%. In addition, average certificates of deposit outstanding decreased $16.6 million, or 6.1%, to $256.7 million, for the six months ended June 30, 2002, from $273.3 million for the prior year comparable period as the Company was able to increase its lower cost core deposits.

         Interest expense on other borrowings, which consist of FHLB advances and trust preferred securities, decreased $465,000 or 9.7% to $4.3 million for the for the six months ended June 30, 2002, compared to $4.8 million for the prior year comparable period. This decrease resulted from a $17.0 million, or 10.8% decline in average other borrowings to $140.2 million at June 30, 2002, versus $157.2 million for the prior year comparable. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. (See "Capital Resources"). These expenses were $194,000 for the six months ended June 30, 2002.

Provision for Loan Losses


         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $1.8 million to $2.5 million for the six months ended June 30, 2002, from $777,000 for the prior year comparable period. This increase reflected additional provisions based on regulatory classifications as detailed in the Company's Annual Report on Form 10K for 2001. In addition, the short-term consumer loan program, first offered in the second quarter of 2001, had provisions of $919,000 in the year 2002 versus $210,000 in 2001. Finally, provisions also reflected loan growth and other elements of the Company's loan loss methodology. (See "Allowance for Loan Losses")


Non-Interest Income
       Total non-interest income increased $645,000, or 47.5% to $2.0 million for the six months ended June 30, 2002, versus $1.4 million for the prior year comparable period reflecting increased revenue resulting from a greater volume of tax refund products.

Non-Interest Expenses

      Total non-interest expenses increased $1.1 million, or 14.9% to $8.8 million for the for the six months ended June 30, 2002, from $7.6 million for the prior year comparable period. Salaries and employee benefits increased $443,000 or 11.0%, to $4.5 million for the for the six months ended June 30, 2002, from $4.0 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

      Legal fees increased $609,000 to $727,000 for the for the six months ended June 30, 2002, from $118,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections and legal costs related to the short-term loan and tax refund product programs.

      Advertising expense declined $45,000, or 14.8% to $259,000 as the company reduced the number of advertisements this year.

      Other operating expenses increased $66,000, or 3.3% to $2.1 million for the for the six months ended June 30, 2002, from $2.0 million for the prior year comparable period.


Provision for Income Taxes

      The provision for income taxes increased $364,000, or 52.7%, to $1.1 million for the six months ended June 30, 2002, from $690,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 36.8% for the six months ended June 30, 2002, versus 33.0% for the prior year comparable period due to an increase in state income tax expense.

Commitments, Contingencies and Concentrations


      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $75.6 million at June 30, 2002. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $67.5 million and $57.7 million and standby letters of credit of approximately $8.1 million and $5.3 million at June 30, 2002, and December 31, 2001, respectively.

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

        At June 30, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $151.9 million, which represented 31.9% of gross loans receivable at June 30, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk Management


         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2001 Annual Report on Form 10-K filed with the SEC.

         Regulatory Matters



         The following table presents the Company's capital regulatory ratios at June 30, 2002, and December 31, 2001:

                                                      Actual                 For Capital                  To be well
                                                                          Adequacy purposes         capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At June 30, 2002
     Total risk based capital
         Republic First Bank                 $52,245          13.03%        $32,083        8.00%      $40,103       10.00%
         First Bank of Delaware                6,018          28.15%          1,710        8.00%        2,138       10.00%
         Republic First Bancorp,              60,176          14.25%         33,791        8.00%       42,239       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  47,215          11.77%         16,041        4.00%       24,062        6.00%
         First Bank of Delaware                5,749          26.89%            855        4.00%        1,283        6.00%
         Republic First Bancorp,              54,877          12.99%         16,896        4.00%       25,343        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  47,215           7.64%         30,882        5.00%       30,882        5.00%
         First Bank of Delaware                5,749          13.82%          2,081        5.00%        2,081        5.00%
         Republic First Bancorp,              54,877           8.38%         32,743        5.00%       32,743         N/A
         Inc.


                                            Actual                        For Capital                 To be well
                                                                       Adequacy purposes         capitalized under FRB
                                                                                                   capital guidelines
                                         Amount       Ratio         Amount         Ratio       Amount         Ratio
                                      ------------  -----------   -----------    ----------  -----------    ----------
At December 31, 2001
    Total risk based capital

       Republic First Bank                $51,000       12.96%       $31,493         8.00%      $39,366        10.00%

       First Bank of Delaware               5,288       23.13%         1,829         8.00%        2,286        10.00%

       Republic First Bancorp, Inc.        58,151       13.98%        33,275         8.00%       41,594         N/A
    Tier one risk based capital

       Republic First Bank                 46,078       11.70%        15,747         4.00%       23,620         6.00%

       First Bank of Delaware               5,001       21.87%           915         4.00%        1,372         6.00%

       Republic First Bancorp, Inc.        52,949       12.73%        16,638         4.00%       24,957          N/A

    Tier one leveraged capital

       Republic First Bank                 46,078        7.46%        30,884         5.00%       30,884         5.00%

       First Bank of Delaware               5,001       12.74%         1,963         5.00%        1,963         5.00%

       Republic First Bancorp, Inc.        52,949        8.07%        32,793         5.00%       32,793           N/A


 Dividend Policy

The Company has not paid any cash dividends on its Common Stock and does not currently plan to pay cash dividends to shareholders in the next year.



Liquidity

       Financial   institutions  must  maintain  liquidity  to  meet  day-to-day requirements of depositors and borrowers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

      Regulatory authorities require the Banks to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Banks have each formed Asset/Liability Committees (ALCOs), comprised of selected members of the Banks' boards of directors and senior management, which monitor such ratios. The purpose of the Committees are in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing the relative interest rate risk to the Banks'. The ALCOs meet at least quarterly.

      The Company's most liquid assets totaled $49.3 million at June 30, 2002, compared to $41.4 million at December 31, 2001, due to an increase in federal funds sold. Loan maturities and repayments are a primary source of asset liquidity. At June 30, 2002, the Bank estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2002. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the Banks' line of credit.

      Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates and utilizing the facilities of the Federal Home Loan Bank System. At June 30, 2002, the Bank had $161.0 million in unused lines of credit available under arrangements with correspondent banks compared to $162.5 million at December 31, 2001. These lines of credit enable the Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

      At June 30, 2002, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $75.6 million. Certificates of deposit scheduled to mature in one year totaled $170.9 million at June 30, 2002, and no borrowings were scheduled to mature within that period. The Company anticipates that it will have sufficient funds available to meet its current commitments. The Bank has $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at June 30, 2002. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $276.0 million. As of June 30, 2002, and December 31, 2001, the Company had borrowed $125.0 million and $142.5 million, respectively, under its lines of credit. Securities also represent a primary source of liquidity for the Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

      The Banks' ALCOs are responsible for managing the liquidity position and interest sensitivity of the Banks. Those committees' primary objective is to maximize net interest income while configuring the Banks' interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity.


Securities Portfolio

         At June  30,  2002,  the  Company  had  identified  certain  investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $103.5 million and $104.9 million as of June 30, 2002, respectively. The net unrealized gain on securities available for sale as of that date was $1.4 million.

Loan Portfolio


         The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, consumer and other loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million at June 30, 2002. Individual customers may have several loans often secured by different collateral. The aggregate amount of such loans that were in excess of $5,000,000 at June 30, 2002, was $33.6 million.

         The Company's net loans increased $5.6 million, to $469.4 million at June 30, 2002 from $463.9 million at December 31, 2001.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                       As of June 30, 2002                      As of December 31, 2001
                                             ------------------------------------------------------------------------------
                                             Balance              % of Total          Balance              % of Total
                                             ------------------------------------------------------------------------------
Commercial:
   Real estate secured                             $ 334,307              70.2                $ 321,579               68.5
   Non real estate secured                            51,215              10.8                   53,388               11.4
   Unsecured                                          10,470               2.2                    7,229                1.5
                                             ------------------------------------------------------------------------------
                                                     395,992              83.2                  382,196               81.4

Residential real estate                               61,623              12.9                   67,821               14.5
Consumer, short-term &  other                         18,636               3.9                   19,302                4.1
                                             ------------------------------------------------------------------------------
Total loans                                          476,251            100.0%                  469,319             100.0%

Less allowance for loan losses                        (6,807)                                    (5,431)
                                             ----------------                         ------------------

Net loans                                          $ 469,444                                  $ 463,888
                                             ================                         ==================




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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                                June 30,          December 31,
                                                                  2002               2001
                                                  ---------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                     $3,967                   $518
Non-accrual loans                                                 5,768                  3,830
                                                  ---------------------------------------------
Total non-performing loans (1)                                    9,735                  4,348
Other real estate owned                                           1,858                  1,858
                                                  ---------------------------------------------

Total non-performing assets (2)                                 $11,593                 $6,206
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                         2.04%                  0.93%
Non-performing assets as a percentage of total
   assets                                                         1.77%                  0.95%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

         Total non-performing loans increased $5.4 million to $9.7 million at June 30, 2002. The increase in loans over 90 days past due reflected loans to two different borrowers. The increase in non-accrual loans, resulted from a loan to one borrower classified as non-accrual in the second quarter of 2002.

          The recorded investment in impaired loans totaled $5.3 million and $4.3 million at June 30, 2002, and December 31, 2001, respectively, and the amount of such valuation allowances were $734,000 and $288,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      At June 30, 2002, and December 31, 2001, internally classified substandard loans totaled approximately $13.5 million and $8.7 million respectively; and for doubtful loans totaled approximately $2.7 million and $62,000, respectively. There were no loans classified as loss at those dates. The increase in doubtful loans represent loans to one borrower which were classified as doubtful and placed in non-accrual status in the second quarter of 2002.

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at June 30, 2002 and December 31, 2001, in the aggregate principal amount of $1.0 million and $6.1 million respectively; and (ii) 60 to 89 days past due, at June 30, 2002 and December 31, 2001, in the aggregate principal amount of $1.0 million and $853,000 respectively.


         At June 30, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $151.9 million, which represented 31.9% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2002, all identified problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $6.9 million as of June 30, 2002.


Other Real Estate Owned:

         Other real estate owned ("OREO") is initially recorded at the lower or cost or estimated fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriorations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. Currently, the Company has one OREO property which consists of a hotel property acquired in the fourth quarter of 2001.

         The Company had no credit exposure to "highly leveraged transactions" at June 30, 2002, as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the six months ended June 30, 2002, and 2001, and the twelve months ended December 31, 2001 is as follows:

                                             For the six months       For the twelve months       For the six months
                                                    ended                     ended                     ended
(dollars in thousands)                          June 30, 2002           December 31, 2001           June 30, 2001
                                            ----------------------    -----------------------   -----------------------
Balance at beginning of period ............        $  5,431                    $  4,072                    $  4,072
Charge-offs:
   Commercial .............................              91                       2,074                           7
   Consumer and short-term ................           1,071                         805                         111
                                                   --------                    --------                    --------

      Total charge-offs ...................           1,162                       2,879                         118
                                                   --------                    --------                    --------
Recoveries:
   Commercial .............................               9                         257                          10
   Consumer ...............................            --                            17                          17
                                                   --------                    --------                    --------

      Total recoveries ....................               9                         274                          27
                                                   --------                    --------                    --------
Net charge-offs ...........................           1,153                       2,605                          91
                                                   --------                    --------                    --------
Provision for loan losses .................           2,529                       3,964                         777
                                                   --------                    --------                    --------

   Balance at end of period ...............        $  6,807                    $  5,431                    $  4,758
                                                   ========                    ========                    ========

   Average loans outstanding (1)...........        $467,253                    $448,397                    $431,246
                                                   ========                    ========                    ========


As a percent of average loans (1):
   Net charge-offs/Recoveries...............           0.25%                       0.58%                          -%

   Provision for loan losses.................          0.54%                       0.88%                       0.18%

   Allowance for loan losses................           1.46%                       1.21%                       1.10%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end..............................         1.43%                       1.16%                       1.07%

   Total non-performing loans at period
      end.....................................        69.93%                     124.89%                      56.19%


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

      Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at June 30, 2002. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      It is impractical to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:


                                                       At June 30, 2002                  At December 31, 2001
                                                       ----------------                  --------------------


                                                                Percent of Loans                  Percent of Loans
                                                  Amount        In Each Category   Amount (in     In Each Category
                                                (in 000's)          To Loans       000's)             to Loans

Allocation of allowance for loan losses:
   Commercial                                     $6,130               83.2%         $4,814             81.4%
   Residential real estate                           184               12.9%            203             14.5%
   Consumer, short-term and other                    146                3.9%            182              4.1%
   Unallocated                                       347                  -%            232                -%
                                       -----------------------------------------------------------------------

      Total                                       $6,807             100.00%         $5,431           100.00%
                                       ==================                    ===============




     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2002, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $396.0 million, $61.6 million and $18.6 million.


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

      The Delaware Bank was sued alleging violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel has opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay all defense costs, and to indemnify the Bank against any resulting legal liability.

Item 2:  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3:  Defaults upon Senior Securities
         -------------------------------
                  None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  None.

Item 5:  Other Information
         -----------------

                  Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by
Section 906 of the Sarbanes-Oxley Act of 2002.



Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

        The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

         Exhibit No.

          10   Material Contracts.- None

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

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Republic First Bancorp, Inc.



                            /s/ Harry D. Madonna
                            Harry D. Madonna
                            President and Chief Executive Officer



                            /s/ Paul Frenkiel
                            Paul Frenkiel
                            Executive Vice President and Chief Financial Officer









Dated: August 14, 2002