Form 10-Q
period 2002-09-30
REPUBLIC FIRST BANCORP INC
filed 2002-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2002

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

              6,391,008 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2002

                                  Page 1 of 39

                        Exhibit index appears on page 36

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                      3

Item 2:  Management's Discussion and Analysis of Financial Condition and      12
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk           34

Item 4:  Controls and Procedures                                              34

Part II: Other Information

Item 1: Legal Proceedings                                                     35

Item 2: Changes in Securities and Use of Proceeds                             35

Item 3: Defaults Upon Senior Securities                                       35

Item 4: Submission of Matters to a Vote of Security Holders                   35

Item 5: Other Information                                                     35

Item 6: Exhibits, Reports on Form 8-K and Certifications                      36

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:   Financial Statements
          --------------------



   Page Number


(1)  Consolidated Balance Sheets as of September 30, 2002,
     (unaudited) and December 31, 2001.........................................4

(2)  Consolidated Statements of Income for the three and nine months ended September 30, 2002, and 2001(unaudited)......................5

(3)  Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2002, and 2001(unaudited)...................................6

(4)  Notes to Consolidated Financial Statements................................7

                               Republic First Bancorp, Inc. and Subsidiaries
                                        Consolidated Balance Sheets
                               as of September 30, 2002 and December 31, 2001
                                  dollars in thousands, except share data




ASSETS:                                                             September 30, 2002   December 31, 2001
                                                                    ------------------   -----------------
                                                                           (unaudited)
Cash and due from banks                                                      $   8,505           $  19,647
Federal funds sold and interest-bearing deposits with banks                     53,554              21,773
                                                                             ---------           ---------
Total cash and cash equivalents                                                 62,059              41,420

Other interest-earning restricted cash                                           4,278               4,913
Securities available for sale, at fair value                                   100,787             113,868
Securities held to maturity at amortized cost
     (Fair value of $9,237 and $11,601,  respectively)                           9,198              11,574
Loans receivable (net of allowance for loan losses of
     $7,533 and $5,431, respectively)                                          462,508             463,888
Premises and equipment, net                                                      4,928               5,211
Other real estate owned                                                            500               1,858
Other assets                                                                    10,811               9,597
                                                                             ---------           ---------
Total Assets                                                                 $ 655,069           $ 652,329
                                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
Demand - non-interest-bearing                                                $  72,109           $  62,384
Demand - interest-bearing                                                       44,839              39,789
Money market and savings                                                       127,971              94,774
Time under $100,000                                                            148,881             152,583
Time $100,000 or more                                                           70,773              97,687
                                                                             ---------           ---------
    Total Deposits                                                             464,573             447,217

Other borrowings                                                               125,000             142,500
Accrued expenses and other liabilities                                           8,477               9,769
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trust holding solely junior obligations of
the corporation                                                                  6,000               6,000
                                                                             ---------           ---------
Total Liabilities                                                              604,050             605,486
                                                                             ---------           ---------

Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued and outstanding, 6,391,008 as of
    September 30, 2002 and 6,358,126 as of December 31, 2001                        64                  63
Additional paid in capital                                                      32,235              32,117
Retained earnings                                                               18,435              16,560
Treasury stock at cost (175,172 shares)                                         (1,541)             (1,541)
Accumulated other comprehensive income (loss)                                    1,826                (356)
                                                                             ---------           ---------
Total Shareholders' Equity                                                      51,019              46,843
                                                                             ---------           ---------
Total Liabilities and Shareholders' Equity                                   $ 655,069           $ 652,329
                                                                             =========           =========


                              (See notes to consolidated financial statements)

                                                     4

                                     Republic First Bancorp, Inc. and Subsidiaries
                                           Consolidated Statements of Income
                                   For the Three and Nine Months Ended September 30,
                                      dollars in thousands, except per share data
                                                      (unaudited)

                                                                Quarter to Date                     Year to Date
                                                                 September 30                       September 30
                                                                 ------------                       ------------
                                                             2002             2001             2002            2001
                                                             ----             ----             ----            ----
Interest income:
   Interest and fees on loans                              $ 9,204          $ 9,671          $28,124          $28,294
   Interest and dividend income on federal
   funds sold and other interest-earning balances              192              134              584            1,190
   Interest on investments                                   1,538            2,190            4,910            7,119
                                                           -------          -------          -------          -------
   Total interest income                                    10,934           11,995           33,618           36,603
                                                           -------          -------          -------          -------

Interest expense:
   Demand interest-bearing                                     123              199              363              494
   Money market and savings                                    582              728            1,378            2,442
   Time under $100,000                                       1,396            2,517            4,650            8,071
   Time $100,000 or more                                       749            1,241            2,684            4,374
   Other borrowed funds                                      2,076            2,265            6,393            7,047
                                                           -------          -------          -------          -------
   Total interest expense                                    4,926            6,950           15,468           22,428
                                                           -------          -------          -------          -------
Net interest income                                          6,008            5,045           18,150           14,175
                                                           -------          -------          -------          -------
Provision for loan losses                                      965              570            3,493            1,347
                                                           -------          -------          -------          -------
Net interest income after provision
     for loan losses                                         5,043            4,475           14,657           12,828
                                                           -------          -------          -------          -------

Non-interest income:
    Loan advisory and servicing fees                           357              241              989              747
    Service fees on deposit accounts                           322              321              920              861
    Gains on securities sold                                     -                -                -               13
    Tax refund products                                         26                -              760              253
    Other income                                                19               32               59               78
                                                           -------          -------          -------          -------
                                                               724              594            2,728            1,952
Non-interest expenses:
   Salaries and benefits                                     2,170            2,081            6,652            6,120
   Occupancy                                                   363              338            1,074            1,021
   Equipment                                                   278              248              757              696
   Legal                                                       454              310            1,181              429
   Advertising                                                 100              141              359              445
   Other real estate owned                                   1,391                -            1,407                -
   Other expenses                                              903              975            2,983            3,004
                                                           -------          -------          -------          -------
                                                             5,659            4,093           14,413           11,715
                                                           -------          -------          -------          -------

Income before income taxes                                     108              976            2,972            3,065
                                                           -------          -------          -------          -------
Provision for income taxes                                      42              322            1,097            1,011
                                                           -------          -------          -------          -------

Net income                                                 $    66          $   654          $ 1,875          $ 2,054
                                                           =======          =======          =======          =======

Net income per share:
                                                           -------          -------          -------          -------
Basic                                                      $  0.01          $  0.11          $  0.30          $  0.33
                                                           =======          =======          =======          =======

                                                           -------          -------          -------          -------
Diluted                                                    $  0.01          $  0.10          $  0.29          $  0.32
                                                           =======          =======          =======          =======


                                   (See notes to consolidated financial statements)



                                    Republic First Bancorp, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                       For the Nine Months Ended September 30,
                                                Dollars in thousands
                                                     (unaudited)
                                                                                          2002               2001
                                                                                        --------           --------
Cash flows from operating activities:
         Net income                                                                     $  1,875           $  2,054
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                                   3,493              1,347
               Write down of other real estate owned                                       1,358                  -
               Depreciation                                                                  757                696
               Amortization of securities                                                    337                253
               Gain on sales of securities                                                     -                 13
               Increase in other assets                                                   (2,289)               (21)
               Increase (decrease) in accrued expenses
                  and other liabilities                                                   (1,292)             1,877
               Net decrease in deferred fees                                                (366)                54
                                                                                        --------           --------
         Net cash provided by operating activities                                         3,873              6,273
                                                                                        --------           --------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                                             (966)            (3,529)
               Available for sale                                                        (10,356)                 -
         Proceeds from Sale of securities:
               Available for sale                                                              -              7,842
         Proceeds from principal receipts, calls and maturities of securities:
               Held to maturity                                                            3,342              5,831
               Available for sale                                                         26,405             24,732
         Net increase in loans                                                            (1,747)           (43,917)
         Decrease (increase) in other interest-earning restricted cash                       635             (4,323)
         Premises and equipment expenditures                                                (474)              (913)
                                                                                        --------           --------
         Net cash provided by (used in) investing activities                              16,839            (14,277)
                                                                                        --------           --------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                                          71                  -
         Net increase in demand, money market and savings deposits                        47,972             78,757
         Net decrease in short-term borrowings                                                 -            (16,442)
         Repayment of long-term borrowings                                               (17,500)           (17,500)
         Net decrease in time deposits                                                   (30,616)           (28,410)
                                                                                        --------           --------
         Net cash provided by (used in) financing activities                                 (73)            16,405
                                                                                        --------           --------
Increase in cash and cash equivalents                                                     20,639              8,401
Cash and cash equivalents, beginning of period                                            41,420             50,657
                                                                                        --------           --------
Cash and cash equivalents, end of period                                                $ 62,059           $ 59,058
                                                                                        ========           ========
Supplemental disclosure:
         Interest paid                                                                  $ 15,969           $ 23,969
                                                                                        ========           ========
         Taxes paid                                                                     $  3,650           $  1,750
                                                                                        ========           ========

                                  (See notes to consolidated financial statements)

                                                         6

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

       Republic First Bancorp, Inc. (the "Company") is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "Bank") and First Bank of Delaware (the "Delaware Bank") (together, the "Banks"), offer a variety of banking services primarily to individuals and businesses throughout the Greater Philadelphia, Delaware and South Jersey area through offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and in New Castle County, Delaware. The Delaware Bank also makes a number of short-term consumer loans nationally, which outstandings amount to less than 5% of total consolidated assets.


       These interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, these financial statements do not include information or footnotes necessary for a complete presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002, and 2001, and the cash flows for the nine months ended September 30, 2002, and 2001. The interim results of operations may not be indicative of the results of operations for the full year. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements, and the notes thereto, included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission.

Note 2:  Summary of Significant Accounting Policies:


   Risks and Uncertainties and Certain Significant Estimates:

       The earnings of the Company depend on the earnings of the Banks. The Banks' earnings are dependent primarily upon the level of net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Banks are subject to risks and uncertainties surrounding their exposure to changes in the interest rate environment.

      The Delaware Bank began to offer short-term consumer loans in 2001. At September 30, 2002, the Company had approximately $3.6 million of net short-term consumer loans outstanding, which were originated in Georgia, Texas and North Carolina through two marketers. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Federal and state legislation or regulatory action eliminating, or limiting interest rates chargeable on short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Additionally, other banks have begun offering courtesy overdraft programs to their customers. While such programs may charge higher fees than are charged for short-term loans, such greater convenience may result in a loss in market share for the short-term loan product. The Delaware Bank uses two marketers under contracts that can be terminated on short notice under various circumstances. In the second quarter of 2002, as a result of legislation in Indiana, the Delaware Bank ceased making these loans in that state, which accounted for approximately 65% of the revenue for the program. Although the Delaware Bank is in negotiations to offer the product in other states, there can be no assurance that the Delaware Bank will generate revenues comparable to the Indiana loans.



Note 3:   Legal Proceedings

       The Company and the Banks are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with legal counsel, is of the opinion that the liabilities of the Company and the Banks, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and the Banks.

      The Delaware Bank was sued for alleged violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel had opined that the Delaware Bank was acting in accordance with applicable law. The Delaware Bank's marketer, also named in the suit, is required to pay and has been paying the defense costs, and to indemnify the Delaware Bank against any resulting legal liability. This lawsuit was dismissed in the third quarter of 2002.



Note 4:   Segment Reporting

The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

Republic First Bancorp has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") offered on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered through the Delaware Bank, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the nine and three months ended September 30, 2002 and 2001, is as follows:

                                             As of and for the nine months ended
September 30, 2002
(dollars in thousands)                                                                          Short-term
                                       Republic First     First Bank of       Tax Refund         Consumer
                                            Bank            Delaware           Products            loans              Total
                                          --------          --------           ---------          --------          --------
Net interest income                       $ 13,730          $    936           $    (21)          $  3,505          $ 18,150
Provision for loan losses                    2,300                10                  -              1,183             3,493
Non-interest income                          1,575               393                760                  -             2,728
Non-interest expenses                       12,186             1,122                376                729            14,413

Net income (loss)                         $    548          $    132           $    219           $    976          $  1,875
                                          ========          ========           ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                               611,778            39,090                  -              4,201           655,069
Total loans, net                           432,508            26,424                  -              3,576           462,508
Total deposits                             433,180            31,393                  -                  -           464,573

September 30, 2001
(dollars in thousands)                                                                          Short-term
                                       Republic First     First Bank of       Tax Refund         Consumer
                                            Bank            Delaware           Products            loans              Total
                                          --------          --------           ---------          --------          --------

Net interest income                       $ 12,141          $    699                $ -           $  1,335          $ 14,175
Provision for loan losses                      725                87                  -                535             1,347
Non-interest income                          1,317               382                253                  -             1,952
Non-interest expenses                        9,553             1,461                174                527            11,715

Net income (loss)                         $  2,131          $   (313)          $     53           $    183          $  2,054
                                          ========          ========           ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                              $628,207          $ 41,541                $ -           $  9,080          $678,828
Total loans, net                           431,676            23,528                  -              5,625           460,829
Total deposits                             448,031            27,867                  -                  -           475,898

                                             As of and for the three months ended

September 30, 2002
(dollars in thousands)                                                                               Short-term
                                       Republic First       First Bank of        Tax Refund           Consumer
                                            Bank              Delaware            Products              loans              Total
                                          --------            ---------           ---------           ---------          ---------
Net interest income                       $   4,797           $     323                 $ -           $     888          $   6,008
Provision for loan losses                       700                   -                   -                 265                965
Non-interest income                             544                 154                  26                   -                724
Non-interest expenses                         4,924                 347                 119                 269              5,659

Net income (loss)                         $    (190)          $      79           $     (57)          $     234          $      66
                                          =========           =========           =========           =========          =========

Selected Balance Sheet Accounts:

Total assets                                611,778              39,090                   -               4,201            655,069
Total loans, net                            432,508              26,424                   -               3,576            462,508
Total deposits                              433,180              31,393                   -                   -            464,573

September 30, 2001
(dollars in thousands)                                                                               Short-term
                                       Republic First       First Bank of        Tax Refund           Consumer
                                            Bank              Delaware            Products              loans              Total
                                          --------            ---------           ---------           ---------          ---------
Net interest income                           3,788           $     253                 $ -           $   1,004          $   5,045
Provision for loan losses                       170                  35                   -                 365                570
Non-interest income                             489                 105                   -                   -                594
Non-interest expenses                         3,331                 391                  84                 287              4,093

Net income (loss)                         $     592           $    (118)          $     (56)          $     236          $     654
                                          =========           =========           =========           =========          =========

Selected Balance Sheet Accounts:

Total assets                              $ 628,207           $  41,541                 $ -           $   9,080          $ 678,828
Total loans, net                            431,676              23,528                   -               5,625            460,829
Total deposits                              448,031              27,867                   -                   -            475,898

Note 5:   Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted pursuant to the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs that are not dilutive are not included in the following calculation. At September 30, 2002, and 2001, respectively, there were 211,507 and 104,940 of stock options, that were not included in the calculation of EPS because the exercise price was higher than the average market price for the period. These CSEs, however, may become dilutive in the future.

           The following table is a comparison of EPS for the three and nine months ended September 30, 2002, and 2001.

                                                   Quarter to Date                  |                 Year to Date
                                             2002                    2001           |          2002                     2001
                                                                                    |
Net Income                              $66,000                $654,000             |  $1,875,000               $2,054,000
                                                    Per                     Per     |                 Per                       Per
                                      Shares       Share      Shares       Share    |   Shares       Share       Shares        Share
                                      ------       -----      ------       -----    |   ------       -----       ------        -----
Weighted average shares                                                             |
For period                            6,215,836               6,182,954             |   6,199,395                6,182,954
Basic EPS                                          $0.01                     $0.11  |                $0.30                    $0.33
Add common stock equivalents            216,187                 188,372             |     248,435                  174,997
                                        -------                 -------             |     -------                  -------
representing dilutive stock options                                                 |
Effect on basic EPS of dilutive CSEs                 -                      $(0.01) |               $(0.01)                  $(0.01)
                                                   -----                    ------  |               ------                   ------
Equals total weighted average                                                       |
shares and CSEs (diluted)             6,432,023               6,371,326             |   6,447,830                6,357.951
                                      ---------               ---------             |   ---------                ---------
Diluted EPS                                        $0.01                     $0.10  |                $0.29                    $0.32
                                                   -----                    ------  |               ------                   ------


Note 6:   Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)                               Three months ended                       Nine months ended
                                                              September 30,                             September 30,
                                                    ---------------------------------        ----------------------------------
                                                       2002                 2001                 2002                 2001
                                                    ------------         ------------        -------------        -------------
Net income                                                 $ 66                $ 654              $ 1,875              $ 2,054

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
       Unrealized holding gains during the period           894                2,280                2,182                2,864
      Less:  Reclassification adjustment for gains
       included in net income                                 -                    -                    -                   (9)

                                                    ------------         ------------        -------------        -------------

Comprehensive income                                      $ 960              $ 2,934              $ 4,057              $ 4,909
                                                    ============         ============        =============        =============

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

Financial Condition:

September 30, 2002, Compared to December  31, 2001

         Total assets increased $2.7 million to $655.1 million September 30, 2002, versus $652.3 million at December 31, 2001. This increase reflected increased federal funds sold.

Loans:
         The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $722,000 to $470.0 million at September 30, 2002, versus $469.3 million at December 31, 2001, due to an increase in commercial loans which offset declines in residential mortgages and short-term consumer loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in the second quarter of 2001, home equity loans and lines of credit, and others. Commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $8.5 million at September 30, 2002. Individual customers may have several loans that are often secured by different collateral. The aggregate amount of loans in excess of $5.5 million at September 30, 2002, was $17.6 million. In the first nine months of 2002, the Company allowed the residential mortgage portfolio to decline through prepayments by $8.4 million to $59.5 million as these loans yield less than the growing commercial loan portfolio. At September 30, 2002, the Company had $3.6 million in net short-term consumer loans, which were first offered in the second quarter of 2001, versus $6.8 million of such loans at

December 31, 2001. These loans have principal amounts of less than $1,000, terms of approximately two weeks and were originated in North Carolina, Texas and Georgia through two unaffiliated marketers. The decline in loans outstanding reflected the second quarter termination of business in Indiana.

Securities:
         Securities available for sale are investments that may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's securities available for sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities and collateralized mortgage obligations. Collateralized mortgage obligations ("CMO's") consist primarily of securities issued by the Federal Home Loan Mortgage Corporation. Securities available for sale totaled $100.8 million at September 30, 2002, a decrease of $13.1 million or 11.5%, from year-end 2001. This decrease primarily reflected principal repayments on mortgage-backed securities which were used to reduce borrowings. Additionally, the Company experienced a $3.1 million gain in the market value of available for sale securities that is reflected on the balance sheet. At September 30, 2002, the total portfolio had net unrealized gains of $2.8 million, compared to unrealized losses of $540,000 at December 31, 2001.

         Securities held to maturity are investments for which there is the positive intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held to maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. In addition, the Bank holds U.S. Government agency securities, other debt securities and a small amount of CMO securities. At September 30, 2002, securities held to maturity totaled $9.2 million, a decrease of $2.4 million from $11.6 million at year-end 2001. This decline was due primarily to maturities of U.S. government agency securities. The market value of the held to maturity portfolio was $9.2 million at September 30, 2002, versus $11.6 million at December 31, 2001.

Cash and due from Banks:
         Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $20.6 million, to $62.1 million at September 30, 2002, from $41.4 million at December 31, 2001, reflecting increased deposits which were temporarily invested in federal funds.

Other interest-earning restricted cash:
         Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. These balances declined by $635,000 to $4.3 million at September 30, 2002, versus $4.9 million at December 31, 2001.

Fixed Assets:
         Bank premises and equipment, net of accumulated depreciation, decreased $283,000 to $4.9 million at September 30, 2002, from $5.2 million at December 31, 2001, due to depreciation.

Other Real Estate Owned:
         The $500,000 balance of other real estate owned represents a hotel property acquired in the fourth quarter of 2001. The Company wrote down the value of this property by $1.4 million in the third quarter of 2002.

Deposits:
         Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' primary source of funding. Deposits are generally solicited from the Company's primary market area through a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

         Total deposits increased by $17.4 million, or 3.9% to $464.6 million at September 30, 2002, from $447.2 million at December 31, 2001. Core deposits, which include non-public demand, money market and savings accounts, increased by $33.0 million, or 16.7% to $229.9 million at September 30, 2002, versus $196.9 million at the prior year-end. Deposit growth has benefited from the Company's business development efforts and bank consolidations in the Philadelphia market that left some customers underserved. Time deposits decreased $30.6 million, or 12.2% to $219.7 million at September 30, 2002, versus $250.3 million at the prior year-end. The decrease reflected the Company's strategy of reducing higher costing time deposits.

Other Borrowings:
         Other borrowings are comprised primarily of FHLB borrowings. These borrowings are used primarily to fund asset growth not supported by deposit generation. Other borrowings declined by $17.5 million to $125.0 million at September 30, 2002, from $142.5 million at December 31, 2001, due to the maturity of two FHLB advances.

Shareholders' Equity:
         Total shareholders' equity increased $4.2 million to $51.0 million at September 30, 2002, versus $46.8 million at December 31, 2001. This increase was the result of year-to-date 2002 net income of $1.9 million and the net of tax increase in the market value of available for sale securities of $2.2 million.

Three Months Ended September 30, 2002 Compared to September 30, 2001
--------------------------------------------------------------------

Results of Operations:

Overview

         The Company's net income decreased $588,000, or 92% to $66,000, or $0.01 per diluted share for the three months ended September 30, 2002, compared to $654,000, or $0.10 per diluted share for the prior year comparable period. The decline in earnings reflected a write down of other real estate owned of $1.4 million pre-tax, or $909,000, and $0.14 per diluted share on an after-tax basis. Net interest income increased $963,000 or 20% compared to the prior year period. The increased margin reflected success in repricing deposits, as well as continuation of multi-year trends of double digit core deposit growth. Average core non-public deposits increased 11% in the third quarter of 2002 compared to the prior year comparable period. In those periods, average commercial and construction loans grew 7.2%, which also increased margins. The provision for loan losses increased $395,000 between those periods. In those periods, operating expenses, excluding the other real estate owned write down, increased 5.0%. The decreased net income resulted in a return on average assets and average equity of .04% and 0.53% respectively, compared to .40% and 5.63% respectively for the same period in 2001.

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

                                           For the three months ended                         For the three months ended
                                               September 30, 2002                                  September 30, 2001
                                 --------------------------------------------  --------------------------------------------------
Interest-earning assets:
                                                     Interest                                           Interest
                                      Average        Income/         Yield/           Average            Income/         Yield/
(Dollars in thousands)                Balance        Expense          Rate            Balance            Expense          Rate
                                 -------------   -------------  -------------  -------------------   ------------   -------------
Federal funds sold
and other interest-
earning assets                         41,640             192          1.83%               15,192            134           3.48%
Securities                            110,216           1,538          5.58%              142,272          2,190           6.16%
Loans receivable                      469,726           9,204          7.79%              451,214          9,671           8.52%
                                 -------------   -------------  -------------  -------------------   ------------   -------------
Total interest-earning assets         621,582          10,934          7.00%              608,678         11,995           7.84%

Other assets                           26,634                                              24,148
                                 -------------                                 -------------------

Total assets                        $ 648,216                                           $ 632,826
                                 =============                                 ===================

Interest-bearing liabilities:
Demand-non interest
bearing                              $ 57,777                                            $ 48,398
Demand interest-bearing                45,163             123          1.08%               40,919            199           1.93%
Money market & savings                119,065             582          1.94%               96,857            728           2.98%
Time deposits                         235,760           2,145          3.61%              243,203          3,758           6.13%
                                 -------------   -------------  -------------  -------------------   ------------   -------------
Total deposits                        457,765           2,850          2.47%              429,377          4,685           4.33%

Total interest-bearing
deposits                              399,988           2,850          2.83%              380,979          4,685           4.88%
                                 -------------   -------------  -------------  -------------------   ------------   -------------

Other borrowings                      131,000           2,076          6.29%              146,991          2,265           6.11%
                                 -------------   -------------  -------------  -------------------   ------------   -------------

Total interest-bearing
liabilities                         $ 530,988         $ 4,926          3.68%              527,970          6,950           5.22%
                                 =============   =============  =============  ===================   ------------   -------------
Total deposits and
other borrowings                      588,765           4,926          3.32%              576,368          6,950           4.78%
                                 -------------   -------------  -------------  -------------------   ------------   -------------

Noninterest-bearing
liabilites                              8,481                                              10,603
Shareholders' equity                   50,970                                              45,855
                                 -------------                                 -------------------
Total liabilities and
shareholders' equity                $ 648,216                                           $ 632,826
                                 =============                                 ===================

Net interest income                                   $ 6,008                                            $ 5,045
                                                 =============                                       ============
Net interest spread                                                    3.68%                                               3.05%
                                                                =============                                       =============

Net interest margin                                                    3.85%                                               3.31%
                                                                =============                                       =============

                                                                16

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                       Three months ended September 30,
                                                                 2002 versus 2001
                                                             (dollars in thousands)
                                                                Due to change in:
                                                    Volume             Rate             Total
                                                   --------         ---------         ---------
Interest earned on:

          Federal funds sold                       $   121           $   (63)          $    58
          Securities                                  (443)             (209)             (652)
          Loans                                        360              (827)             (467)
------------------------------------------------------------------------------------------------
     Total interest-earning assets                      38            (1,099)           (1,061)

Interest Expense of
      Deposits
         Interest-bearing demand deposits              (12)               88                76
         Money market and savings                     (108)              254               146
         Time deposits                                  68             1,545             1,613
------------------------------------------------------------------------------------------------
     Total deposit interest expense                    (52)            1,887             1,835
         Other borrowings                              253               (64)              189
------------------------------------------------------------------------------------------------
              Total interest expense                   201             1,823             2,024
------------------------------------------------------------------------------------------------
Net interest income                                $   239           $   724           $   963
------------------------------------------------------------------------------------------------

      The Company's net interest margin increased 54 basis points to 3.85% for the three months ended September 30, 2002, versus the prior year comparable period. The improvement reflected the average growth of 7.2% in commercial and construction loans, the 11% increase in average lower costing core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment. The average yield on interest-earning assets declined 84 basis points to 7.00% for the three months ended September 30, 2002, from 7.84% for the prior year comparable period due principally to the decline in the prime rate of interest. Overall, the average rate paid on interest-bearing liabilities decreased 154 basis points to 3.68% for the three months ended September 30, 2002, from 5.22% in the prior year comparable period, reflecting the impact of the lower interest rate environment as the Company repriced its deposits lower.

      The Company's net interest income increased $963,000, or 20.3%, to $6.0 million for the three months ended September 30, 2002, from $5.0 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $239,000 with a $724,000 increase in net interest income reflecting deposits repricing to lower rates. The positive impact of volume changes reflected increases in average commercial and construction loans, and increased lower cost core deposits. Average interest-earning assets increased $12.9 million, to $621.6 million for the three months ended September 30, 2002, from $608.7 million for the prior year comparable period.

         The Company's total interest income decreased $1.1 million, or 8.8%, to $10.9 million for the three months ended September 30, 2002, from $12.0 million for the prior year comparable period, reflecting the lower interest rate environment, particularly on loans tied to the prime rate of interest. Interest and fees on loans decreased $467,000, to $9.2 million for the three months ended September 30, 2002, from $9.7 million for the prior year comparable period. The decline reflected a lower interest rate earned on average loans resulting from the lower rate environment. The impact of the lower prime rate was the principal factor reducing the yield on loans 73 basis points to 7.79%. Interest and dividend income on securities decreased $652,000 to $1.5 million for the three months ended September 30, 2002, from $2.2 million for the prior year comparable period. This decline was due principally to the $32.1 million, or 22.5%, decrease in average securities outstanding to $110.2 million at September 30, 2001 from $142.3 million for the prior year period. In addition, the average rate earned on securities declined 58 basis points to 5.58% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Proceeds from these securities were utilized to reduce FHLB borrowings or were invested as federal funds sold. Interest income on federal funds sold and other interest-earning assets increased $58,000 as average fed funds sold outstanding increased $26.4 million to $41.6 million. This increase in average offset the
lower  yields  earned  on  these   balances  due  to  the  lower  interest  rate
environment.

      The Company's total interest expense decreased $2.0 million, or 29.1%, to $4.9 million for the three months ended September 30, 2002, from $6.9 million for the prior year comparable period, due to the lower rate environment and an increase in lower cost core deposits. Interest-bearing liabilities averaged $531.0 million for the three months ended September 30, 2002, versus $528.0 million for the prior year comparable period, however, the mix was more favorable in the third quarter of 2002. Average interest-bearing lower cost non-public core deposits increased $20.7 million, while higher cost time deposits and other borrowings declined $7.4 million and $16.0 million, respectively. Both factors contributed to the reduction in interest expense. The average rate paid on interest-bearing liabilities decreased 154 basis points to 3.68% for the three months ended September 30, 2002, due to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $1.6 million, or 42.9%, to $2.1 million at September 30, 2002, from $3.8 million for the prior year comparable period. This increase reflected the lower interest rate environment as the average rate declined 252 basis points to 3.61%. In addition, average certificates of deposit outstanding decreased $7.4 million, or 3.1%, to $235.8 million, for the third quarter ended September 30, 2002, from $243.2 million in the third quarter of 2001, as higher cost time deposits matured and were not replaced.


         Interest expense on other borrowings, which consist of FHLB advances and the trust preferred securities, decreased $189,000 or 8.3% to $2.1 million for the for the three months ended September 30, 2002, compared to $2.3 million for the prior year comparable period. This decrease resulted from a $16.0 million, or 10.9% decline in average other borrowings to $131.0 million at September 30, 2002, versus $147.0 million for the prior year comparable period. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down term borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. Such expenses were $99,000 for the three months ended September 30, 2002.

Provision for Loan Losses


         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $395,000 to $965,000 for the three months ended September 30, 2002, from $570,000 for the prior year comparable period. This increase reflected additional provisions based on regulatory classifications as detailed in the Company's Annual Report on Form 10K for 2001. Finally, loan loss provisions reflected loan growth and other elements of the Company's loan loss methodology.


Non-Interest Income
       Total non-interest income increased $130,000, or 21.9% to $724,000 for the three months ended September 30, 2002, versus $594,000 for the prior year comparable period due primarily to increased loan fees.

Non-Interest Expenses

      Total non-interest expenses increased $1.6 million, or 38.3% to $5.7 million for the three months ended September 30, 2002, from $4.1 million for the prior year comparable period. This included a $1.4 million provision for the write down of one other real estate owned property. Without this write down, total expenses increased $208,000 or 5.0% to $4.3 million. Salaries and employee benefits increased $89,000 or 4.3%, to $2.2 million for the three months ended September 30, 2002, from $2.1 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

      Occupancy expense increased $25,000 to $363,000 for the three months ended September 30, 2002, versus $338,000 for the prior year comparable period due primarily to increased deprecation expense.

      Legal fees increased $144,000 to $454,000 for the three months ended September 30, 2002, from $310,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections and start-up legal expenses associated with the short-term loan program.

      Advertising expense declined $41,000 to $100,000 as the Company reduced the number of advertisements during the year.

      Other operating expenses decreased $72,000, or 7.3% to $903,000 for the for the three months ended September 30, 2002, from $975,000 for the prior year comparable period. The decline reflected lower FDIC insurance and postage expenses. The third quarter of 2001 also included $90,000 in start-up expenses related to the pilot program for the consumer short-term loan product.


Provision for Income Taxes

      The provision for income taxes decreased $280,000, or 87.0%, to $42,000 for the three months ended September 30, 2002, from $322,000 for the prior year comparable period. This decrease was primarily the result of the decrease in pre-tax income. The effective tax rate was 38.9% for the three months ended September 30, 2002, versus 33.0% for the prior year comparable period. The effective tax rate increased in 2002, to reflect the impact of state taxes on the Delaware Bank.

Nine Months Ended September 30, 2002 Compared to September 30, 2001
-------------------------------------------------------------------

Results of Operations:

Overview

         The Company's net income decreased $179,000, or 8.7% to $1.9 million, or $0.29 per diluted share for the nine months ended September 30, 2002, compared to $2.1 million, or $0.32 per diluted share for the prior year comparable period. The decline in net income was primarily caused by the provison to write down an other real estate owned property. This provision was $1.4 million pre-tax or $909,000, and $0.14 per diluted share after tax. Net interest income increased $4.0 million, or 28.0%, for the nine months ended September 30, 2002 versus the prior year comparable period. This improvement reflected lower deposit costs as the Company reduced the rate paid on average core non-public deposits which grew 20.1%. The Company also increased its average commercial and construction loans outstanding by 9.4% which benefited the margin. The Company also benefited from the full period effect of the short-term consumer loan product, first offered in the second quarter of 2001. Non-interest income was favorably impacted by the growth of the tax refund products. Partially offsetting the impact of these increases were a larger provision for loan losses and higher legal and operating expenses. The decreased net income resulted in a return on average assets and average equity of .38% and 5.18% respectively for the nine months ended September 30, 2002, compared to ..43% and 6.25% respectively for the same period in 2001.

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

                                                      Interest                                       Interest
                                      Average         Income/         Yield/           Average       Income/         Yield/
(Dollars in thousands)                Balance         Expense          Rate            Balance       Expense          Rate
                                 ---------------   -------------  -------------  --------------    ------------   -------------

                                              For the nine months ended                   For the nine months ended
Interest-earning assets:                          September 30, 2002                           September 30, 2001
                                 ----------------------------------------------  ----------------------------------------------
Federal funds sold
and other interest-
earning assets                           42,439             584          1.84%           32,285          1,190           4.93%
Securities                              113,909           4,910          5.75%          153,004          7,119           6.20%
Loans receivable                        468,146          28,124          8.03%          438,464         28,294           8.62%
                                 ---------------   -------------  -------------  ---------------   ------------   -------------
Total interest-earning assets           624,494          33,618          7.19%          623,753         36,603           7.84%

Other assets                             29,098                                          23,086
                                 ---------------                                 ---------------

Total assets                          $ 653,592                                       $ 646,839
                                 ===============                                 ===============

Interest-bearing liabilities:
Demand-non interest
bearing                                  57,964                                          48,904
Demand interest-bearing                  45,697             363          1.06%           35,155            494           1.88%
Money market & savings                  107,023           1,378          1.72%           91,308          2,442           3.58%
Time deposits                           248,105           7,334          3.95%          263,351         12,445           6.32%
                                 ---------------   -------------  -------------  ---------------   ------------   -------------
Total deposits                          458,789           9,075          2.64%          438,718         15,381           4.69%

Total interest-bearing
deposits                                400,825           9,075          3.03%          389,814         15,381           5.28%
                                 ---------------   -------------  -------------  ---------------   ------------   -------------
Other borrowings                        137,023           6,393          6.24%          153,768          7,047           6.13%
                                 ---------------   -------------  -------------  ---------------   ------------   -------------

Total interest-bearing
liabilities                           $ 537,848        $ 15,468          3.85%          543,582         22,428           5.52%
                                 ===============   =============  =============  ===============   ============   =============

Total deposits and
other borrowings                        595,812          15,468          3.47%          592,486         22,428           5.06%
                                 ---------------   -------------  -------------  ---------------   ------------   -------------

Noninterest-bearing
liabilites                                9,037                                           9,759
Shareholders' equity                     48,743                                          44,594
                                 ---------------                                 ---------------
Total liabilities and
shareholders' equity                  $ 653,592                                       $ 646,839
                                 ===============                                 ===============
Net interest income                                    $ 18,150                                       $ 14,175
                                                   =============                                   ============

Net interest spread                                                      3.72%                                           2.78%
                                                                  =============                                   =============

Net interest margin                                                      3.88%                                           3.03%
                                                                  =============                                   =============

                                                               21

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                        Nine months ended September 30,
                                                                               2002 versus 2001
                                                                            (dollars in thousands)
                                                                               Due to change in:
                                                                 Volume               Rate                  Total
                                                            ----------------     --------------       --------------
Interest earned on:

          Federal funds sold                                      $   139              $ (745)             $  (606)
          Securities                                               (1,679)               (530)              (2,209)
          Loans                                                     1,784              (1,954)                (170)
-------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                    244              (3,229)              (2,985)

Interest Expense of
      Deposits
         Interest-bearing demand deposits                             (83)                214                  131
         Money market and savings                                    (202)              1,266                1,064
         Time deposits                                                451               4,660                5,111
-------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                                   166               6,140                6,306
         Other borrowed funds                                         780                (126)                 654
-------------------------------------------------------------------------------------------------------------------
              Total interest expense                                  946               6,014                6,960
-------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 1,190             $ 2,785              $ 3,975
-------------------------------------------------------------------------------------------------------------------


      The Company's net interest margin increased 85 basis points to 3.88% for the nine months ended September 30, 2002, versus the prior year comparable period. The improvement reflected the average growth in commercial and construction loans of 9.4%, a 20.1% increase in average lower cost core deposits (demand, money market and savings accounts), the repricing of certificates of deposit to the lower rate environment and the full year impact of the short-term consumer loan fees. Fees on short-term consumer loans, first offered in the second quarter of 2001, contributed $3.7 million to interest income and 79 basis points to the margin in 2002 versus $1.6 million and 34 basis points to the margin in 2001. The Company was able to lower deposit costs, particularly certificates of deposit in response to the lower rate environment. The average yield on interest-earning assets declined 65 basis points to 7.19% for the nine months ended September 30, 2002, from 7.84% for the prior year comparable period due principally to the decline in the prime rate which was partially offset by the higher yielding short-term consumer loans. The average rate paid on interest-bearing liabilities decreased 167 basis points to 3.85% for the nine months ended September 30, 2002, from 5.52% in the prior year comparable period and reflected the repricing of certificates of deposit to the lower rate environment.

      The Company's net interest income increased $4.0 million, or 28.0%, to $18.2 million for the nine months ended September 30, 2002, from $14.2 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the positive effect of volume changes of approximately $1.2 million, and the benefit of lower deposit rates which, after offsetting lower asset yields, still contributed $2.8 million to net interest income. The positive impact of volume changes reflected the increases in average commercial and construction loans and the short-term consumer loans discussed previously. Average interest-earning assets increased $741,000, to $624.5 million for the for the nine months ended September 30, 2002, from $623.8 million for the prior year comparable period.

         The Company's total interest income decreased $3.0 million, or 8.2%, to $33.6 million for the nine months ended September 30, 2002, from $36.6 million for the prior year comparable period, reflecting the lower interest rate environment. That decrease reflected a $3.2 million decline in interest income due to lower interest rates which was partially offset by the positive effect of increased volume of commercial and consumer loans of $244,000. Interest and fees on loans decreased $170,000, to $28.1 million for the for the nine months ended September 30, 2002, from $28.3 million for the prior year comparable period. The decline reflected the lower interest rate environment and average prime rate during 2002. This was partially offset by volume increases as average loans, particularly commercial and construction loans which increased by $29.7 million or 6.8% to $468.1 million at September 30, 2002. The full year impact of the short term loan program also contributed to the positive volume variance. The impact of the lower prime rate was the principal factor reducing the yield on loans 59 basis points to 8.03%. Interest and dividend income on securities decreased $2.2 million, or 31.0% to $4.9 million for the nine months ended September 30, 2002, from $7.1 million for the prior year comparable period. This decline was due principally to the $39.1 million, or 25.6%, decrease in average securities outstanding to $113.9 million at September 30, 2002 from $153.0 million for the prior year period. In addition, the average rate earned on securities declined 45 basis points to 5.75% as higher coupon investments prepaid more rapidly than lower coupon investments and the rates earned on variable rate securities declined due to the lower interest rate environment. Proceeds from these securities were utilized to reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets decreased $606,000, reflecting the lower interest rate environment.

      The Company's total interest expense decreased $7.0 million, or 31.0%, to $15.5 million for the nine months ended September 30, 2002, from $22.4 million for the prior year comparable period, due principally to the lower rate environment as the Company was able to reprice deposits, particularly certificates of deposit. Interest-bearing liabilities averaged $537.8 million for the nine months ended September 30, 2002, a decrease of $5.7 million, or 1.0%, from $543.6 million for the prior year comparable period. Higher cost certificates of deposit and borrowings decreased $15.2 million and $16.7 million respectively, on average, while average lower cost core deposits increased $35.3 million or 20.1%. The average rate paid on interest-bearing liabilities decreased 167 basis points to 3.85% for the nine months ended September 30, 2002, due to the decrease in average rates paid on deposit products as a result of the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $5.1 million, or 41.1%, to $7.3 million at September 30, 2002, from $12.4 million for the prior year comparable period. This decrease reflected the lower interest rate environment and the ability of the Bank to reprice certificates as the average rate paid on these deposits declined 237 basis points to 3.95%. In addition, average certificates of deposit outstanding decreased $15.2 million, or 5.8%, to $248.1 million, for the nine months ended September 30, 2002, from $263.4 million for the prior year comparable period as the Company was able to increase its lower cost core deposits.


         Interest expense on other borrowings, which consist of FHLB advances and trust preferred securities, decreased $654,000 or 9.3% to $6.4 million for the nine months ended September 30, 2002, compared to $7.0 million for the prior year comparable period. This decrease resulted from a $16.7 million, or 10.9% decline in average other borrowings to $137.0 million at September 30, 2002, versus $153.8 million for the prior year comparable. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. Such expenses were $292,000 for the nine months ended September 30, 2002.

Provision for Loan Losses


         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $2.1 million to $3.5 million for the nine months ended September 30, 2002, from $1.3 million for the prior year comparable period. This increase reflected additional provisions based on regulatory classifications as detailed in the Company's Annual Report on Form 10K for 2001. In addition, the short-term consumer loan program, first offered in the second quarter of 2001, had provisions of $1.2 million in the year 2002 versus $535,000 in 2001. Finally, provisions also reflected loan growth and other elements of the Company's loan loss methodology.


Non-Interest Income
       Total non-interest income increased $788,000, or 40.6% to $2.7 million for the nine months ended September 30, 2002, versus $1.9 million for the prior year comparable period reflecting increased revenue resulting from a greater volume of tax refund products and increased loan fees.

Non-Interest Expenses

      Total non-interest expenses increased $2.7 million, or 23.0% to $14.4 million for the for the nine months ended September 30, 2002, from $11.7 million for the prior year comparable period. The increase in the third quarter includes a write down of one other real estate owned property for $1.4 million. Not including this item, non-interest expenses increased $1.3 million or 11.2%. Salaries and employee benefits increased $532,000 or 8.7% to $6.7 million for the for the nine months ended September 30, 2002, from $6.1 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts, increased incentives and normal merit increases.

      Occupancy expense increased of $53,000 to $1.1 million due to increased rent and repairs and maintenance expense.

      Equipment   expense   increased   $61,000  or  8.8%,   reflecting   higher
depreciation on data processing equipment.

      Legal fees increased $752,000 to $1.2 million for the nine months ended September 30, 2002, from $429,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections and start-up legal costs related to the short-term loan and tax refund product programs.

      Advertising expense declined $86,000, or 19.3% to $359,000 as the Company reduced the number of advertisements this year.

      Other operating expenses decreased $21,000, to $3.0 million for the for the nine months ended September 30, 2002, from $3.0 million for the prior year comparable period.


Provision for Income Taxes

      The provision for income taxes increased $86,000, or 8.5%, to $1.1 million for the nine months ended September 30, 2002, from $1.0 million for the prior year comparable period. This increase was primarily the result of state income tax expense. The effective tax rate was 36.9% for the nine months ended September 30, 2002, versus 33.0% for the prior year comparable period due to state income tax expense.

Commitments, Contingencies and Concentrations


      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $65.7 million at September 30, 2002. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $58.5 million and $57.7 million and standby letters of credit of approximately $7.2 million and $5.3 million at September 30, 2002, and December 31, 2001, respectively.

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

        At September 30, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $138.0 million, which represented 29.4% of gross loans receivable at September 30, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

         Regulatory Matters

         The following table presents the Company's capital regulatory ratios at September 30, 2002, and December 31, 2001:

                                                    Actual                    For Capital               To be well
                                                                           Adequacy purposes       capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At September 30, 2002
     Total risk based capital
         Republic First Bank                 $52,081          13.26%        $31,415        8.00%      $39,269       10.00%
         First Bank of Delaware                6,157          25.06%          1,966        8.00%        2,457       10.00%
         Republic First Bancorp,              60,182          14.44%         33,345        8.00%       41,681       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  47,145          12.01%         15,707        4.00%       23,561        6.00%
         First Bank of Delaware                5,849          23.80%            983        4.00%        1,474        6.00%
         Republic First Bancorp,              54,943          13.18%         16,672        4.00%       25,009        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  47,145           7.73%         30,492        5.00%       30,492        5.00%
         First Bank of Delaware                5,849          14.70%          1,989        5.00%        1,989        5.00%
         Republic First Bancorp,              54,943           8.50%         32,334        5.00%       32,334         N/A
         Inc.


                                              Actual                      For Capital                To be well capitalized
                                                                       Adequacy purposes               under FRB capital
                                                                                                           guidelines
                                         Amount       Ratio         Amount         Ratio       Amount         Ratio
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

      Regulatory authorities require the Banks to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Banks have each formed Asset/Liability Committees ("ALCOs"), comprised of selected members of the Banks' boards of directors and senior management, which monitor such ratios. The purpose of the Committees are in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing the relative interest rate risk to the Banks'. The ALCOs meet at least quarterly.

      The Company's most liquid assets totaled $62.1 million at September 30, 2002, compared to $41.4 million at December 31, 2001, due to an increase in federal funds sold. Loan maturities and repayments are a primary source of asset liquidity. At September 30, 2002, the Bank estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2003. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the Banks' line of credit.

      Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates and utilizing the facilities of the Federal Home Loan Bank System. At September 30, 2002, the Bank had $109.0 million in unused lines of credit available under arrangements with correspondent banks compared to $162.5 million at December 31, 2001. These lines of credit enable the Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

      At September 30, 2002, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $65.7 million. Certificates of deposit scheduled to mature in one year totaled $150.9 million at September 30, 2002, and no borrowings were scheduled to mature within that period. The Company anticipates that it will have sufficient funds available to meet its current commitments. The Bank has $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at September 30, 2002. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $224.0 million. As of September 30, 2002, and December 31, 2001, the Company had borrowed $125.0 million and $142.5 million, respectively, under these lines of credit. Securities also represent a primary source of liquidity for the Banks. Accordingly, investment decisions generally reflect liquidity over other considerations.

      The Company's primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. The Banks have historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions. The Company's securities portfolio is also available for liquidity, usually as collateral for FHLB advances. Because of the FHLB's AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

      The Banks' ALCOs are responsible for managing the liquidity position and interest sensitivity of the Banks. Those committees' primary objective is to maximize net interest income while configuring the Banks' interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity.


Securities Portfolio

         At September 30, 2002, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $98.0 million and $100.8 million as of September 30, 2002, respectively. The net unrealized gain on securities available for sale as of that date was $2.8 million.

Loan Portfolio


         The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans, as well as residential mortgages, home equity loans, consumer and other loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $3,000,000, but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $8.5 million at September 30, 2002. Individual customers may have several loans often secured by different collateral. The aggregate amount of loans that exceeded $5.5 million at September 30, 2002, was $17.6 million.

         The Company's net loans decreased $1.4 million, to $462.5 million at September 30, 2002 from $463.9 million at December 31, 2001.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                              As of September 30, 2002                      As of December 31, 2001
                                             -------------------------------------------------------------------------------
                                                   Balance           % of Total              Balance              % of Total
                                             -------------------------------------------------------------------------------
Commercial:
   Real estate secured                             $ 332,647              70.8                $ 321,579                68.5
   Non real estate secured                            52,072              11.1                   53,388                11.4
   Unsecured                                           6,359               1.3                    7,229                 1.5
                                             -------------------------------------------------------------------------------
                                                     391,078              83.2                  382,196                81.4

Residential real estate                               59,461              12.7                   67,821                14.5
Consumer, short-term &  other                         19,502               4.1                   19,302                 4.1
                                             -------------------------------------------------------------------------------
Total loans                                          470,041            100.0%                  469,319              100.0%

Less allowance for loan losses                        (7,533)                                    (5,431)
                                             ----------------                         ------------------

Net loans                                          $ 462,508                                  $ 463,888
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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                      September 30,       December 31,
                                                          2002                2001
                                                  -------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more             $3,469                   $518
Non-accrual loans                                         5,710                  3,830
                                                  -------------------------------------
Total non-performing loans (1)                            9,179                  4,348
Other real estate owned                                     500                  1,858

                                                  -------------------------------------

Total non-performing assets (2)                          $9,679                 $6,206
                                                  =====================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                  1.95%                  0.93%
Non-performing assets as a percentage of total
   assets                                                  1.48%                  0.95%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

         Total non-performing loans increased $4.8 million to $9.2 million at September 30, 2002. The increase in loans over 90 days past due reflected loans to two different borrowers. The increase in non-accrual loans, resulted from a loan to one borrower classified as non-accrual in the second quarter of 2002.

          The recorded investment in impaired loans totaled $5.7 million and $4.3 million at September 30, 2002, and December 31, 2001, respectively, and the amount of such valuation allowances were $2.7 million and $288,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At September 30, 2002, and December 31, 2001, internally classified substandard loans totaled approximately $10.3 million and $8.7 million respectively; and doubtful loans totaled approximately $2.8 million and $62,000, respectively. There were no loans classified as loss at those dates. The increase in doubtful loans represent loans to one borrower which were classified as doubtful and placed in non-accrual status in the second quarter of 2002. At September 30, 2002, all identified problem loans are included in the preceding table with the exception of loans classified as substandard but still accruing which totaled $3.7 million as of September 30, 2002.



      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at September 30, 2002 and December 31, 2001, in the aggregate principal amount of $2.5 million and $6.1 million respectively; and (ii) 60 to 89 days past due, at September 30, 2002 and December 31, 2001, in the aggregate principal amount of $1.2 million and $853,000, respectively.

         At September 30, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $138.0 million, which represented 29.4% of gross loans receivable at December 31, 2001. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.


Other Real Estate Owned:

         Other real estate owned ("OREO") is initially recorded at the lower or cost or estimated fair value, net of estimated selling costs at the date of foreclosure. After foreclosure, management periodically performs valuations and any subsequent deteriorations in fair value, and all other revenue and expenses are charged against operating expenses in the period in which they occur. Currently, the Company has one OREO property which consists of a hotel property acquired in the fourth quarter of 2001. In the third quarter of 2002, the Company wrote down the value of the property by $1.4 million to $500,000.

         At September 30, 2002, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the nine months ended September 30, 2002, and 2001, and the twelve months ended December 31, 2001 is as follows:



                                                  For the nine months    For the twelve months    For the nine months
                                                        ended                   ended                    ended
(dollars in thousands)                            September 30, 2002       December 31, 2001       September 30, 2001
                                                ---------------------   ----------------------    --------------------

Balance at beginning of period ..........                 $5,431                  $4,072                  $4,072
Charge-offs:
   Commercial ...........................                     94                   2,074                      33
   Consumer and short-term ..............                  1,332                     805                     435
                                                        --------                --------                --------

      Total charge-offs .................                  1,462                   2,879                     468
                                                        --------                --------                --------
Recoveries:
   Commercial ...........................                     35                     257                     255
   Consumer .............................                      -                      17                      17
                                                        --------                --------                --------

      Total recoveries ..................                     35                     274                     272
                                                                                                        --------

                                                                                --------                --------
Net charge-offs .........................                  1,391                   2,605                     196
                                                        --------                --------                --------
Provision for loan losses ...............                  3,493                   3,964                   1,347
                                                        --------                --------                --------

   Balance at end of period .............                 $7,533                  $5,431                  $5,223
                                                        ========                ========                ========

   Average loans outstanding (1) ........               $468,146                $448,397                $438,464
                                                        ========                ========                ========


As a percent of average loans (1):
   Net charge-offs ......................                   0.30%                   0.58%                   0.04%

   Provision for loan losses ............                   0.75%                   0.88%                   0.31%

   Allowance for loan losses ............                   1.61%                   1.21%                   1.19%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ........................                   1.60%                   1.16%                   1.12%

   Total non-performing loans at period
      end ...............................                  82.07%                 124.89%                  62.05%

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

      Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at September 30, 2002. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      It is impractical to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:


                                                     At September 30, 2002            At December 31, 2001
                                                     ---------------------            --------------------

                                                                     Percent of                       Percent of
                                                                        Loans                            Loans
                                                                       In Each                          In Each
                                                  Amount               Category       Amount            Category
                                                (in 000's)             To Loans     (in 000's)          to Loans
                                                ----------             --------     ----------          --------

Allocation of allowance for loan losses:
   Commercial                                           $6,786           83.2%         $4,814             81.4%
   Residential real estate                                 183           12.7%            203             14.5%
   Consumer, short-term and other                          142            4.1%            182              4.1%
   Unallocated                                             422              -%            232                -%
                                             -------------------------------------------------------------------

      Total                                             $7,533         100.00%         $5,431           100.00%
                                             ==================                ===============


     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2002, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $391.0 million, $59.5 million and $19.5 million.


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



Item 4.     Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part II   Other Information

Item 1:   Legal Proceedings
          -----------------

         The Company and the Banks are from time to time parties (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with legal counsel, is of the opinion that the liability of the Company and the Banks, if any, resulting from such actions will not have a material adverse effect on the financial condition or results of operations of the Company and the Banks.

      The Delaware Bank was sued alleging violations of the Truth In Lending Act, Federal Reserve Board Regulation Z and Indiana state law governing maximum interest rates relating to short-term consumer loans. Because Delaware state law permits rates to be determined by the open market and has been previously upheld to preempt laws of states which regulate interest rates, legal counsel had opined that the Delaware Bank is acting in accordance with applicable law. The Delaware Bank's marketer, also a defendant in the suit, is required to pay all defense costs, and to indemnify the Bank against any resulting legal liability. This suit was dismissed in the third quarter of 2002.

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

Exhibit No.
-----------

              10     Material Contracts.- None

              21     Subsidiaries of the Company

                     Republic First Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware (the "Delaware Bank"), which also is a wholly-owned subsidiary of the Company, commenced operations on September 1, 1999. The Delaware Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and the Delaware Bank are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.

              99     Certifications under Section 906 of the Sarbanes-Oxley Act


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

                                          Republic First Bancorp, Inc.




                                          Harry D. Madonna
                                          ----------------
                                          President and Chief Executive Officer




                                          Paul Frenkiel
                                          -------------
                                          Executive Vice President and
                                          Chief Financial Officer

Dated: November 14, 2002

Certifications under Section 302 of the Sarbanes-Oxley Act:

I, Harry D. Madonna, President and Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:      November 14, 2002



/s/ Harry D. Madonna, President and Chief Executive Officer

I, Paul Frenkiel, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:      November 14, 2002



/s/ Paul Frenkiel, Executive Vice President and Chief Financial Officer