Form 10-K
period 2002-12-31
REPUBLIC FIRST BANCORP INC
filed 2003-03-13
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------
(Mark One)

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2002
         OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

 For the transition period from _____________________ to _______________________

                         Commission file number: 0-17007
                                                 -------
                          REPUBLIC FIRST BANCORP, INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)


                  Pennsylvania                                                        23-2486815
-----------------------------------------------------             ---------------------------------------------------
(State or Other Jurisdiction of Incorporation or                         (I.R.S. Employer Identification No.)
                 Organization)

1608 Walnut Street, Suite 1000, Philadelphia, PA                                        19103
-----------------------------------------------------             ---------------------------------------------------
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

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO ____
     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of $36,474,342 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on February 28, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                Common Stock $0.01 Par Value                                             6,230,420
        ----------------------------------------------            --------------------------------------------------------

                       Title of Class                               Number of Shares Outstanding as of February 28, 2003

Documents incorporated by reference:

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders.

                                                      REPUBLIC FIRST BANCORP | 1

                          REPUBLIC FIRST BANCORP, INC.

                                    Form 10-K
                                    ---------


                                      INDEX

PART I                                                                                                           Page
------                                                                                                           ----

Item 1   Description of Business..............................................................................     3

Item 2   Description of Properties............................................................................     6

Item 3   Legal Proceedings....................................................................................     7

Item 4   Submission of Matters to a Vote of Security Holders .................................................    10



PART II
-------

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ..............................     10

Item 6   Selected Financial Data.............................................................................     11

Item 7   Management's Discussion and Analysis of Results of Operations and Financial Condition................    12

Item 8   Financial Statements and Supplementary Data..........................................................    35

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    36



PART III
--------

Item 10  Directors, Executive Officers, Promoters and Control Persons of the Registrant ......................    36

Item 11  Executive Compensation ..............................................................................    36

Item 12  Security Ownership of Certain Beneficial Owners and Management ......................................    36

Item 13  Certain Relationships and Related Transactions ......................................................    36

Item 14  Controls and Procedures .............................................................................    36


PART IV
-------

Item 15  Exhibits, Certifications, Financial Statement Schedules and Reports on Form 8-K .....................    37






REPUBLIC FIRST BANCORP | 2

                                     PART I
Item 1:     Description of Business

Republic First Bancorp, Inc.

     Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "Bank"), and First Bank of Delaware ("FBD"), (together the "Banks") offer a variety of credit and depository banking services to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware.

     As of December 31, 2002, the Company had total assets of approximately $647.7 million, total shareholders' equity of approximately $51.3 million, total deposits of approximately $456.3 million and net loans receivable outstanding of approximately $457.0 million. The majority of such loans were made for commercial purposes.

     The Company provides banking services through the Banks and does not presently engage in any activities other than banking activities. The principal executive offices of the Company and the Bank are located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103. Its telephone number is (215) 735-4422.

     The Company and the Banks have a total of 140 full time equivalent employees.

Republic First Bank

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

     As of December 31, 2002, the Bank had total assets of approximately $606.1 million, total shareholders' equity of approximately $49.4 million, total
deposits  of   approximately   $424.8  million  and  net  loans   receivable  of
approximately $428.4 million. The majority of such loans were made for commercial purposes.

First Bank of Delaware

     First Bank of Delaware is a Delaware state chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle, Delaware. FBD opened for business on June 1, 1999. FBD offers many of the same services and financial products as Republic First Bank, described above, and will serve to expand the Company's market penetration into Delaware. It presently conducts its principal banking activities primarily through its two offices in Wilmington, Delaware.

     As of December 31, 2002, FBD had total assets of approximately $43.8 million, total shareholders' equity of approximately $5.9 million, total deposits of approximately $34.7 million and net loans receivable of approximately $28.6 million. The majority of such loans were made for commercial purposes. FBD also offers short-term consumer loans and tax anticipation loans not offered by Republic First Bank.

     The Banks offer many commercial and consumer banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in their service area.

     The Banks attempt to offer a high level of personalized service to both their small and medium-sized businesses and consumer customers. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks actively solicit both non-interest and interest-bearing deposits from their borrowers.

     The Banks offer a broad range of loan and credit facilities to the businesses and residents of their service area, including secured and unsecured commercial loans including commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and other products.


                                                      REPUBLIC FIRST BANCORP | 3

     The Banks manage credit risk through loan application evaluation and monitoring for adherence with procedures. Since their inception, the Banks have had a senior officer monitor compliance with the Banks' lending policies and procedures by the Banks' loan officers.

     The Banks also maintain investment securities portfolios. Investment securities are purchased by the Banks within standards of the Banks' Investment Policy, which is approved annually by the Banks' board of directors. The Investment Policy addresses such issues as permissible investment categories, credit quality, maturities and concentrations. At December 31, 2002, and 2001, approximately 84% and 93%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities or collateralized mortgage obligations (CMOs). Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The CMOs are fixed and variable rate debt securities, with current weighted average lives of approximately ten years.

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

     Many of the banks with which the Banks compete have greater financial resources than the Banks and offer a wider range of deposit and lending instruments with higher legal lending limits. The Banks combined legal lending limits were $9.0 million at December 31, 2002. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several de novo banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions which serve surrounding areas and additional out-of-state financial institutions which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Banks anticipate a continued increase in competition in their market area.

     Operating Strategy

     The Company's objective is for the Banks to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

     Providing Attentive and Personalized service. The Company believes that a very attractive niche exists serving small- to medium-sized business customers not adequately served by the Banks' larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by the Banks. The Banks offer individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

REPUBLIC FIRST BANCORP | 4

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

Products and Services

     Traditional  Banking  Products  and  Services.

     The Banks offer a range of commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit and others. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks' commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $9.0 million. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.5 million at December 31, 2002, amounted to $12.9 million. The Banks attempt to offer a high level of personalized service to both their commercial and consumer customers. The Banks are members of the STAR(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Banks currently have eight proprietary automated teller machines at branch locations.

     The Banks lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of the Banks lending activities, representing approximately 84.6% of total loans outstanding at December 31, 2002. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing.

     Tax Refund Products.

     FBD has a contractual relationship with Liberty Tax Service, one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Liberty Tax Service prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs").

     While FBD is attempting to increase market penetration of these products, competition is intense and there can be no assurance that revenue levels will be significant in 2003 or any years thereafter.

     Short-Term Consumer Loans.

     In continuing efforts to expand and diversify is sources of fee income, FBD began to offer short-term consumer loans. Similar in some respects to the tax refund products previously discussed, loan terms are relatively short (approximately 2 weeks) and have principal amounts of $1,000 or less. At December 31, 2002, there were approximately $5.0 million of short-term consumer loans outstanding, which were originated in Georgia, Texas, California, and North Carolina through a small number of marketers. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, FBD uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.



                                                      REPUBLIC FIRST BANCORP | 5

Branch Expansion Plans and Growth Strategy

     The Company plans to add one branch location in the year 2003. The selection of the location will be completed after an extensive market analysis has been conducted to ensure a strategic fit.

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

     The Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the Banks' main office. The initial ten year term of the lease expires March 2003 and contains a five year renewal option which has been exercised. The annual rent for such location is $93,216, payable in monthly installments.

     The Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $49,848, payable in monthly installments.

     The Bank leases approximately 972 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease has an initial five year term and a one year renewal option which expires June 2007. The annual rental at such location is $32,076, payable in monthly installments.

     The Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expires in August 2005, and contains one renewal option for five years. The annual rental at such location is $49,212, payable in monthly installments.

     The Bank leases approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten year term of the lease expires January 2007 and contains a five year renewal option. The annual rent for such location is $70,500, payable in monthly installments.

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

     FBD has a land lease on approximately 2,000 sq. feet of ground at Concord Pike and Rocky Run Pkwy, Brandywine Hundred, Delaware for its branch operations and headquarters. The Delaware Bank opened for business on June 1, 1999. The initial ten year term of the lease expires June 2008 and contains two five year options to renew the lease. The annual rent for such location is $74,724, payable in monthly installments.

     FBD leases approximately 3,640 sq. feet on the ground floor of a building at 824 Market Street, Wilmington, Delaware. The space contains a loan production office, administrative offices and a branch that opened in November of 2000. The initial five year term of the lease expires in October 2004. The annual rent for such location is $72,288, payable in monthly installments.


REPUBLIC FIRST BANCORP | 6

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

     The Banks are subject to supervision and examination by applicable federal and state banking agencies. The Banks are members of the Federal Reserve System and subject to the regulations of the FRB. Republic First Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the Pennsylvania Department of Banking. First Bank of Delaware is a Delaware-chartered bank subject to the supervision and regulation of the Delaware Department of Banking.

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



                                                      REPUBLIC FIRST BANCORP | 7

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

     Regulatory Restrictions on Dividends

     Dividend payments by the Banks to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FRB's regulations, the Banks cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the



REPUBLIC FIRST BANCORP | 8

FDIC. Under current banking laws, the Bank would be limited to $4.3 million of dividends plus an additional amount equal to the Banks' net profit for 2003, up to the date of any such dividend declaration. No dividend payments by the Banks or the Company are expected to be declared or paid in 2003.

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

     Profitability, Monetary Policy and Economic Conditions

     In addition to being affected by general economic conditions, the earnings and growth of the Bank will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important


                                                      REPUBLIC FIRST BANCORP | 9
function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".

Item 4: Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5:  Market for  Registrant's  for Common  Equity  and  Related  Stockholder
         Matters

Market Information

     Shares of the Common Stock are traded in the over-the-counter market and are quoted on Nasdaq under the symbol "FRBK." The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. As of December 31, 2002, there were approximately 1,659 holders of record of the Common Stock. On February 28, 2003, the closing price of a share of Common Stock on Nasdaq was $7.57.


               Year                                    Quarter               High          Low
               ------                                  -----------          -------      --------
               2002...........................            4th                $6.53         $5.25
                                                          3rd                 6.15          5.05
                                                          2nd                 6.80          6.00
                                                          1st                 7.00          5.13

               2001...........................            4th                $5.29         $4.83
                                                          3rd                 5.97          4.82
                                                          2nd                 5.95          4.88
                                                          1st                 5.94          4.06

               2000...........................            4th                $4.31         $3.50
                                                          3rd                 4.63          3.88
                                                          2nd                 5.13          4.25
                                                          1st                 6.63          4.75

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



REPUBLIC FIRST BANCORP | 10

Item 6:  Selected Financial Data


                                                                            As of or for the Years Ended December 31,
                                                                  ---------------------------------------------------------------
(Dollars in thousands, except per share data)                       2002          2001         2000         1999         1998

INCOME STATEMENT DATA:
Total interest income...........................................    $44,123     $ 49,014     $ 46,887      $ 39,448     $ 34,404
Total interest expense..........................................     20,162       28,659       29,792        24,512       20,845
                                                                  ----------    ---------    ---------    ----------   ----------
Net interest income.............................................     23,961       20,355       17,095        14,936       13,559
Provision for loan losses.......................................      5,303        3,964          666           880          370
Non-interest income.............................................      3,282        2,944        1,724         3,805        3,773
Non-interest expenses...........................................     18,586       16,180       13,132        10,956       11,302
Federal income taxes............................................      1,154        1,041        1,657         2,271        1,862
                                                                  ----------    ---------    ---------    ----------   ----------
Net income......................................................     $2,200     $  2,114     $  3,364      $  4,634     $  3,798
                                                                  ==========    =========    ==========   ==========   ==========

PER SHARE DATA (1)
Basic earnings per share........................................     $ 0.35       $ 0.34       $ 0.54        $ 0.77       $ 0.63
Diluted earnings per share......................................       0.34         0.33         0.54          0.74         0.59
Book value per share............................................       8.23         7.58         6.96          5.68         6.22

BALANCE SHEET DATA
Total assets....................................................   $647,692     $652,329     $655,637      $586,330     $516,361
Total loans, net (2)............................................    457,047      463,888      418,313       359,606      306,768
Total investment securities.....................................     96,561      125,442      169,841       187,308      177,552
Total deposits..................................................    456,302      447,217      425,551       305,793      283,084
FHLB Advances ..................................................    125,000      142,500      176,442       236,640      188,009
Trust preferred securities......................................      6,000        6,000            -             -            -
Total shareholders' equity......................................     51,276       46,843       43,030        35,040       36,622

PERFORMANCE RATIOS
Return on average assets........................................       0.34%        0.33%        0.55%         0.85%        0.81%
Return on average shareholders' equity..........................       4.52         4.59         7.73         10.94        10.21
Net interest margin.............................................       3.85         3.25         2.91          2.85         3.09
Total other expenses as a percentage of average assets (3)......       2.63         2.49         2.16          2.02         2.42

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans (2)..........       1.43%        1.16%        0.96%         0.88%        0.79%
Allowance for loan losses as a percentage of non-performing loans     94.57       124.89       118.96        151.97       213.27
Non-performing loans as a percentage of total loans (2).........       1.51         0.93         0.81          0.58         0.36
Non-performing assets as a percentage of total assets...........       1.24         0.95         0.52          0.47         0.36
Net  charge-offs  (recoveries)  as a percentage of average  loans,
net (2).........................................................       0.87         0.58       (0.05)          0.02         0.00

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets................................       7.57%        7.02%        6.12%         6.70%        7.97%
Leverage ratio..................................................       8.56         8.07         6.91          7.23         7.50
Tier 1 capital to risk-weighted assets..........................      13.24        12.73        11.99         12.37        11.76
Total capital to risk-weighted assets...........................      14.49        13.98        13.08         13.33        12.54
----------

(1) Adjusted to reflect a 10% Stock Dividend paid on March 18, 1999 and two six-for-five stock splits effected in the form of 20% Stock Dividends, paid on March 27, 1998.
(2)  Includes loans held for sale.
(3)  Excluding other real estate owned expenses of $1.5 million in 2002.

                                                     REPUBLIC FIRST BANCORP | 11

Item 7: Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following is management's discussion and analysis of the significant changes in the Company's results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q filed by the Company in 2002, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2002.

Results of Operations for the years ended December 31, 2002 and 2001

     Overview


     The Company's net income increased $86,000 to $2.2 million for the year ended December 31, 2002, from $2.1 million for the year ended December 31, 2001. Diluted earnings per share for the year ended December 31, 2002, were $0.34 per share compared to $0.33 per share, for the year ended December 31, 2001. The year 2002 included a provision to write down the value of one other real estate owned property. That provision amounted to $1.4 million pre-tax, or $909,000 and $0.14 per diluted share after tax. Net interest income increased $3.6 million, or 17.7 % for the year ended December 31, 2002 versus 2001 reflecting a lower cost of funds and commercial loan growth. In 2002, the Company reduced the rates paid on average core non-public deposits, which also grew 16.5% to $210.7 million (excluding $7.0 million of non-public deposits) while repricing maturing time deposits to the lower rate environment. Average commercial and construction loans increased 7.4% to $386.6 million over the same period. The increases in net interest income resulted in a 60 basis point increase in net interest margin to 3.85% in 2002 versus 3.25% for the prior year. Non-interest income increased 11.5% reflecting an increase in tax refund product revenue. Partially offsetting the impact of these increases was a higher loan loss provision reflecting a change in methodology relating to the economic component of the reserve for loan losses accounting for approximately $900,000 of the $1.3 million increase. Total expenses, excluding the $1.5 million of other real estate owned ("OREO") expense, increased $1.0 million or 5.9% reflecting increased legal expenses related to loan collections. This resulted in returns on average assets and equity of 0.34% and 4.52%, respectively, in 2002, compared to 0.33% and 4.59%, respectively, for 2001.


     Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) the Banks' net interest margin (net interest income as a percentage of average total interest-earning assets). All averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not adjusted for tax equivalency, as the Banks had no tax-exempt income, but may have such income in the future.





REPUBLIC FIRST BANCORP | 12


                                            Interest   Yield/               Interest    Yield/               Interest    Yield/
                                  Average    Income/   Rate      Average    Income/     Rate     Average    Income/     Rate
                                  Balance   Expense     (1)     Balance     Expense      (1)     Balance     Expense      (1)
                                 ---------- ---------- -------- ---------- ---------- -------- ---------- ---------- --------
(Dollars in thousands)                   For the Year                   For the Year                   For the Year
                                             Ended                          Ended                          Ended
                                       December 31, 2002              December 31, 2001              December 31, 2000
                                 ------------------------------ ------------------------------ ------------------------------
Interest-earning assets:
   Federal funds sold and other
    interest-earning assets......  $42,835       $759    1.77%   $ 30,540    $ 1,304    4.27%    $ 11,652   $   754    6.47%
   Investment securities.........  111,486      6,284    5.64%    147,971      9,124    6.17%     186,804    12,121    6.49%
   Loans receivable (3)..........  468,239     37,080    7.92%    448,397     38,586    8.61%     389,156    34,012    8.74%
                                 ---------- ---------- -------- ---------- ---------- -------- -----------  -------- --------
Total interest-earning assets....  622,560     44,123    7.09%    626,908     49,014    7.82%     587,612    46,887    7.98%

   Other assets..................   29,180                         22,302                          21,169
                                 ----------                     ----------                     -----------
Total assets..................... $651,740                       $649,210                        $608,781
                                 ==========                     ==========                     ==========

Interest-bearing liabilities:
   Demand - non-interest
    bearing...................... $ 58,338    $     -      N/A   $ 50,179    $     -      N/A    $ 37,445   $     -      N/A
   Demand - interest-bearing.....   47,019        497    1.06%     37,214        636    1.71%      24,437       586    2.40%
   Money market & savings........  112,321      1,907    1.70%     93,447      2,948    3.15%      63,226     2,823    4.46%
   Time deposits.................  240,230      9,290    3.87%    261,281     15,767    6.03%     241,738    14,985    6.20%
                                 ---------- ---------- -------- ---------- ---------- -------- -----------  -------- --------
Total deposits ..................  457,908     11,694    2.55%    442,121     19,351    4.38%     366,846    18,394    5.01%
                                 ---------- ----------          ---------- ----------          -----------  --------
Total interest-
   bearing deposits..............  399,570     11,694    2.93%    391,942     19,351    4.94%     329,401    18,394    5.58%
                                 ---------- ----------          ---------- ----------         -----------  --------
Other borrowings.................  135,505      8,468    6.25%    151,610      9,308    6.14%     196,091    11,398    5.81%
                                 ---------- ----------          ---------- ----------          ----------  ---------
Total interest-bearing
   liabilities ..................  535,075     20,162    3.77%    543,552     28,659    5.27%     525,492    29,792    5.67%
                                 ---------- ---------- -------- ---------- ---------- -------- -----------  -------- --------
Total deposits and
   other borrowings..............  593,413     20,162    3.40%    593,731     28,659    4.83%     562,937    29,792    5.29%
                                 ---------- ---------- -------- ---------- ---------- -------- -----------  -------- --------
Non-interest-bearing
   Other liabilities.............    8,958                          9,907                           8,591
Shareholders' equity.............   49,369                         45,572                          37,253
                                 ----------                     ----------                     -----------
Total liabilities and
   Shareholders' equity.......... $651,740                       $649,210                        $608,781
                                 ==========                     ==========                     ==========


Net interest income..............             $23,961                        $20,355                        $17,095
                                             ==========                     ==========                     ==========


Net interest spread..............                        3.69%                          2.99%                          2.69%
                                                     ==========                     ==========                     ==========


Net interest margin (2)..........                        3.85%                          3.25%                          2.91%
                                                     ==========                     ==========                     ==========
----------

(1)  Yields on investments are calculated based on amortized cost.
(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets.
(3)  Includes loans held for sale.

                                                     REPUBLIC FIRST BANCORP | 13

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

                                               Year ended December 31,                    Year ended December 31,
                                                    2002 vs. 2001                              2001 vs. 2000
                                        --------------------------------------      ------------------------------------
                                                   Change due to                               Change due to
                                         Average      Average                        Average      Average
(Dollars in thousands)                   Volume         Rate         Total           Volume         Rate        Total
                                        ----------   -------------------------      ------------------------------------
Interest earned on:
   Federal funds sold and other
   interest-earning assets..............     $218        $(763)        $(545)            $806         $(256)       $550
   Securities...........................  (2,056)         (784)       (2,840)          (2,394)         (603)     (2,997)
   Loans................................    1,570       (3,076)       (1,506)           5,099          (525)      4,574
                                        ----------   -----------   -----------      ----------   -----------   ---------
Total interest earning assets...........   $(268)      $(4,623)      $(4,891)          $3,511       $(1,384)     $2,127
                                        ----------   -----------   -----------      ----------   -----------   ---------
Interest expense of
   Deposits
    Interest-bearing demand deposits....   $(104)          $243          $139           $(218)         $168        $(50)
    Money market and savings............    (321)         1,362         1,041            (962)          837        (125)
    Time deposits ......................      815         5,662         6,477          (1,179)          397        (782)
                                        ----------   -----------   -----------      ----------   -----------   ---------
Total deposit interest expense..........      390         7,267         7,657          (2,359)        1,402        (957)
                                        ----------   -----------   -----------      ----------   -----------   ---------
   Other borrowings.....................    1,007         (167)           840           2,730          (640)      2,090
                                        ----------   -----------   -----------      ----------   -----------   ---------
Total interest expense..................    1,397         7,100         8,497             371           762       1,133
                                        ----------   -----------   -----------      ----------   -----------   ---------
   Net interest income..................   $1,129        $2,477        $3,606          $3,882         $(622)     $3,260
                                        ==========   ===========   ===========      ===========  ===========   ==========


     Net Interest Income

     The Company's net interest margin increased 60 basis points to 3.85% for the year ended December 31, 2002 from 3.25% for the year ended December 31, 2001. The improvement reflected the 7.4% average growth in commercial and construction loans, the 16.5% increase in average lower cost core deposits (non-public demand, money market and savings accounts), an increase in short-term consumer loan program fees and the repricing of core deposits and certificates of deposit due to the lower interest rate environment. Fees on short-term consumer loans contributed $4.8 million to interest income in 2002 and 77 basis points to the margin versus $3.0 million and 49 basis points for the year ended December 31, 2001. The margin was reduced by prepayments in both the investment securities and residential portfolios, also reflecting the impact of the lower interest rate environment. The average yield on interest-earning assets declined 73 basis points to 7.09% for the year ended December 31, 2002, from 7.82% for the year ended December 31, 2001, due principally to the decline in the prime rate partially offset by higher yielding short-term consumer loans. The average rate paid on interest-bearing liabilities decreased 150 basis points from 5.27% from the year ended December 31, 2001 to 3.77% for the year ended December 31, 2002, reflecting the lower interest rate environment.

     The Company's net interest income increased $3.6 million, or 17.7%, to $24.0 million for the year ended December 31, 2002, from $20.4 million for the year ended December 31, 2001. As shown in the Rate/Volume table above, the increase in net interest income was due to the positive effect of volume changes of approximately $1.1 million, and the repricing of deposits, which contributed $2.5 million to net interest income. The positive impact of volume changes reflected a decrease in higher cost time deposits and other borrowed funds, which decreased 8.1% and 10.6% on average, respectively, from year to year.

     The Company's total interest income decreased $4.9 million, or 10.0%, to $44.1 million for the year ended December 31, 2002, from $49.0 million for the year ended December 31, 2001. That decrease reflected a $4.6 million decline due to the lower interest rate environment with the remaining decline of $268,000 reflecting lower volume, primarily in securities. Interest and fees on loans decreased $1.5 million to $37.1 million for the year ended December 31, 2002 versus $38.6 million for the prior year comparable period. The decline reflected the lower interest rate environment and average prime rate during 2002. It also reflects the prepayments in the mortgage portfolios, which declined $11.1 million or 15.3% on average, from year to year. These




REPUBLIC FIRST BANCORP | 14
declines were partially offset by volume increases in average commercial and construction loans of $26.5 million, or 7.4%. The full year impact of the short-term loan program also contributed to the positive volume variance. The impact of the lower prime rate was the principal factor reducing the yield on loans 69 basis points to 7.92%. Interest and dividend income on securities decreased $2.8 million, or 31.1% to $6.3 million for the year ended December 31, 2002, from $9.1 million for the year ended December 31, 2001. This decline was due principally to the $36.5 million decrease in average securities outstanding to $111.5 million at December 31, 2002 from $148.0 million at the prior year end. In addition, the average rate earned on securities declined 53 basis points to 5.64% as higher coupon investments prepaid more rapidly than lower coupon investments and the rates earned on variable rate securities declined due to the lower interest rate environment. The Company made $18.8 million of securities purchases in 2002, and did not replace the majority of maturities and prepayments. Instead, related proceeds were utilized to fund commercial loan growth and reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets decreased $545,000, reflecting the lower interest rate environment.

     Total interest expense decreased $8.5 million, or 29.7%, to $20.2 million for the year ended December 31, 2002, from $28.7 million for the year ended December 31, 2001, due principally to the lower rate environment as the Company repriced deposits, particularly certificates of deposit and was able to increase lower cost core deposits. Interest-bearing liabilities averaged $535.1 million for the year ended December 31, 2002, a decrease of $8.5 million, or 1.6%, from $543.6 million for the year ended December 31, 2001. Average higher cost certificates of deposit and other borrowings decreased $21.1 million and $16.1 million, respectively, while lower cost core deposits increased $29.8 million or 16.5%. The average rate paid on interest-bearing liabilities decreased 150 basis points to 3.77% for the year ended December 31, 2002, due to the decrease in average rates paid on all deposit products as a result of the lower interest rate environment.

     Interest expense on time deposits (certificates of deposit) decreased $6.5 million or 41.1% to $9.3 million at December 31, 2002, from $15.8 million at December 31, 2001. This decline reflected the lower interest rate environment and the ability of the Banks to reprice certificates at lower average rates which declined 216 basis points to 3.87%. In addition, average certificates of deposit outstanding declined $21.1 million, or 8.1% to $240.2 million, for the year ended December 31, 2002, from $261.3 million for the prior year comparable period as the Company was able to increase its lower cost core deposits.

     Interest expense on other borrowings, primarily FHLB advances, decreased $840,000 or 9.0% to $8.5 million for the year ended December 31, 2002, compared to $9.3 million for the year ended December 31, 2001. This decrease resulted from a $16.1 million, or 10.6%, decline in average other borrowings during 2002 to $135.5 million from $151.6 million for 2001. This decline in average borrowings resulted in a $1.0 million decline in interest expense. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments. The decline in average volume was partially offset by a 11 basis point increase in the average rate paid on other borrowings to 6.25%, resulting from the maturity of lower cost borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. (See "Capital Resources"). Such expenses for 2002 were $392,000 versus $33,000 in 2001.

     Provision for Loan Losses

     The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $1.3 million to $5.3 million for the year ended December 31, 2002, from $4.0 million for the year ended December 31, 2001. This increase reflects a $900,000 change in the economic component of the Company's loan loss methodology in 2002, an increase of $600,000 in provisions relating to the first full year for the short-term loan product and additional provisions based on regulatory classifications. The additional methodology provisions were not necessitated by any specific problem loans but were effected to enhance the economic portion of the reserve. (See "Allowance for Loan Losses".)

     Non-Interest Income


     Total non-interest income increased $351,000, or 11.5%, to $3.3 million for the year ended December 31, 2002, from $2.9 million for the year ended December 31, 2001. This increased reflected increased revenue resulting from a greater volume of tax refund products, which offset a decline in loan advisory and servicing fees. Loan advisory and servicing fees declined $140,000, or 10.3%, reflecting a decrease in advisory activity.

     Non-Interest Expenses

     Total non-interest expenses increased $2.4 million, or 14.9% to $18.6 million for the year ended December 31, 2002, from $16.2 million at December 31, 2001. This increase includes a write down of one OREO property totaling $1.4 million.


                                                     REPUBLIC FIRST BANCORP | 15

Excluding the OREO write down, expenses increased $1.0 million or 5.9% to $17.2 million. Salaries and employee benefits increased $87,000 to $8.5 million for the year ended December 31, 2002, from $8.4 million for the year ended December 31, 2001.

     Occupancy expense increased $62,000, or 4.5%, to $1.4 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001. The increase reflected higher rent and maintenance expenses.

     Depreciation expense increased $91,000, or 9.5% to $1.0 million in 2002, reflecting higher depreciation on computer equipment purchases required for various loan and deposit applications.

     Legal fees increased $825,000, to $1.7 million for the year ended December 31, 2002, from $826,000 for the year ended December 31, 2001. This increase reflected legal expenses related to loan collections.

     Advertising expense declined $148,000, or 26.4% to $413,000, as the Company reduced the number of advertisements placed during the year.

     OREO expense was $1.5 million in 2002, reflecting the write down of one property by $1.4 million to $500,000.

     Other operating expenses decreased $14,000 to $4.0 million for the year ended December 31, 2002, from $4.1 million in 2001.

     Provision for Income Taxes

     The provision for income taxes increased $113,000, or 10.9%, to $1.2 million for the year ended December 31, 2002, from $1.0 million for the year ended December 31, 2001 reflecting higher net income and a higher effective tax rate. The effective tax rate was 34.4% for 2002 and 33.0% for 2001. The increase reflected state tax expense which is not deductible for federal tax purposes.

Results of Operations for the years ended December 31, 2001 and 2000

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

     The Company's total interest income increased $2.1 million, or 4.5%, to $49.0 million for the year ended December 31, 2001, from $46.9 million for the year ended December 31, 2000. Approximately $3.5 million of increases in interest income were the result of the $39.3 million increase in average interest-earning assets. These increases were partially offset by lower rates, which led to a $1.4 million decline in interest income and reduced the average yield on interest-earning assets 16 basis points to 7.82%. Interest and fees on loans increased $4.6 million, or 13.4%, to $38.6 million for the year ended December 31, 2001, from $34.0 million for the year ended December 31, 2000. This increase reflected an increase in average loans of $59.2 million, or 15.2% to $448.4 million and the addition of the short-term consumer loan product, which contributed $3.0 million in interest income versus $0 in 2000. These increases were partially offset by the impact of the lower prime rate of



REPUBLIC FIRST BANCORP | 16
interest during 2001. The impact of the lower prime rate was the principal factor reducing the yield on loans 13 basis points in 2001, to 8.61%. The majority of 2001 loan growth was in the commercial and construction categories. Interest and dividend income on securities decreased $3.0 million to $9.1 million for the year ended December 31, 2001, from $12.1 million for the year ended December 31, 2000. This decline was due principally to the $38.8 million decrease in average securities outstanding to $148.0 million at December 31, 2001 from $186.8 million at the prior year end. In addition, the average rate earned on securities declined 32 basis points to 6.17% as higher coupon investments prepaid more rapidly than lower coupons. The Company made only $4.6 million of securities purchases in 2001, and generally did not replace maturities and prepayments. Instead, related proceeds were utilized to fund commercial loan growth and reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets increased $550,000 due to an increase in average federal funds sold outstanding during the year partially offset by the lower rate environment.

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

     Non-Interest Expenses

     Total non-interest expenses increased $3.0 million, or 23.2% to $16.2 million for the year ended December 31, 2001, from $13.1 million at December 31, 2000. Salaries and employee benefits increased $1.5 million or 22.2%, to $8.4 million



                                                     REPUBLIC FIRST BANCORP | 17
for the year ended December 31, 2001, from $6.9 million for the year ended December 31, 2000. The increase reflected an increase in staff associated with the commercial loan department, a one-time increase in accrued pension benefits reflecting plan changes, operational support for the tax refund and short-term consumer loan products and business development efforts. In addition, incentive payments, higher health insurance costs, normal merit increases and lower loan cost deferrals contributed to the rise in salary and benefits from year to year.

     Occupancy expense increased $100,000, or 7.9%, to $1.4 million for the year ended December 31, 2001, from $1.3 million for the year ended December 31, 2000. The increase reflected higher rent and maintenance expenses.

     Equipment  expense  increased  $242,000,   or  34%  to  $954,000  in  2001,
reflecting higher depreciation on computer equipment purchases.

     Legal expense increased $300,000 to $826,000 for the year ending December 31, 2001 versus $526,000 for the prior year comparable period. This increase reflected legal expenses related to loan collections and the additions of the short-term consumer loan product.

     Advertising expense declined $140,000, or 20% to $561,000, which reflected a Company branding program limited to the year 2000.

     Other operating expenses increased $1.0 to $4.0 million for the year ended December 31, 2001, from $3.1 million in 2000. This increase reflected higher FDIC insurance, telephone expense and a combination of other smaller items.

     Provision for Income Taxes

     The provision for income taxes decreased $616,000, or 37.2%, to $1.0 million for the year ended December 31, 2001, from $1.7 million for the year ended December 31, 2000. This decrease was mainly the result of the decrease in pre-tax income from 2000 to 2001. The effective tax rate was 33.0% for both 2001 and 2000.

Financial Condition

     December 31, 2002 Compared to December 31, 2001

     Total assets decreased $4.6 million, approximately 0.7%, to $647.7 million at December 31, 2002, from $652.3 million at December 31, 2001, reflecting prepayments in the securities and residential mortgage portfolio.

     Loans:

     The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans decreased $5.6 million, or 1.2% to $463.7 million at December 31, 2002, versus $469.3 million at December 31, 2001. The decline reflected prepayments in the non-commercial residential mortgage portfolio totaling approximately $16.6 million for the year. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in 2001 and home equity loans and lines of credit and overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $9.0 million at December 31, 2002. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.5 million at December 31, 2002, amounted to $12.9 million. The $5.5 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At December 31, 2002, the Company had $5.0 million in short-term consumer loans outstanding versus $6.9 million at December 31, 2001. The decline reflected the termination of business in Indiana in the second quarter of 2002. These loans were first offered in the second quarter of 2001. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and were originated in North Carolina, Georgia, Texas and California through a small number of marketers.

     Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, collateralized mortgage obligations and debt securities which include corporate bonds and corporate trust preferred securities. Collateralized



REPUBLIC FIRST BANCORP | 18
mortgage obligations consist of securities issued by the Federal Home Loan Mortgage Corporation. Available-for-sale securities totaled $87.3 million at December 31, 2002, a decrease of $26.6 million or 23.3%, from year-end 2001. This decrease reflected principal repayments on mortgage-backed securities, which were used to reduce borrowings and otherwise provide liquidity. Additionally, the Company experienced a $3.1 million improvement in the market value of available-for-sale securities, which is reflected on the balance sheet. At December 31, 2002, the portfolio had net unrealized gains of $2.6 million, compared to unrealized losses of $540,000 at the end of the prior year.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At December 31, 2002, securities held to maturity totaled $9.3 million, a decrease of $2.3 million, or 19.9% from $11.6 million at year-end 2001. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $31.4 million, to $72.8 million at December 31, 2002, from $41.4 million at December 31, 2001, as maturities of the investment securities portfolio and paydowns in the residential mortgage portfolio were invested in federal funds.


     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At December 31, 2002, the balance was $4.2 million versus $4.9 million at December 31, 2001.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $211,000 to $5.0 million at December 31, 2002, from $5.2 million at December 31, 2001. The decrease reflected depreciation of equipment.

     Other Real Estate Owned:

     The $1.0 million balance of other real estate owned represents two properties. The first is a hotel property acquired in the fourth quarter of 2001, which was originally recorded at a value of $1.9 million. That property was written down to $500,000 in the third quarter of 2002. The other property is a shopping center, which was acquired in the fourth quarter of 2002 and is carried at an estimated realizable value of $515,000. Appraisals for both properties (commercial real estate) support their carrying values at year end.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Total deposits increased by $9.1 million, or 2.0% to $456.3 million at December 31, 2002, from $447.2 million at December 31, 2001. Average core non-public deposits increased 16.5%, or $29.8 million more than the prior year to $210.7 million in 2002. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which has left some customers underserved. Time deposits decreased $27.0 million, or 10.8% to $223.2 million at December 31, 2002, versus $250.3 million at prior year-end as the Company replaced higher rate certificates of deposit with core deposits.

FHLB Borrowings:

     FHLB borrowings are used to supplement deposit generation. FHLB borrowings declined by $17.5 million, or 12.3% to $125.0 million at December 31, 2002, from $142.5 million at December 31, 2001, and were replaced by deposits or repaid investment securities prepayments.

Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Obligations of the Corporation:



                                                     REPUBLIC FIRST BANCORP | 19

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor"). The interest rate cap of 11% is effective through the initial 5-year call date.

     Shareholders' Equity:

     Total shareholders' equity increased $4.4 million, or 9.5% to $51.3 million at December 31, 2002, versus $46.8 million at December 31, 2001. This increase was the result of 2002 net income of $2.2 million and the improvement in the unrealized gain on available for sale securities of $2.0 million, net of tax.

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

     Prepayments on residential real estate mortgages and other fixed rate loans and mortgage-backed securities may cause significant fluctuations in interest margins.

     FBD began to offer short-term consumer loans through the Delaware Bank in 2001. At December 31, 2002, there were approximately $5.0 million of short-term consumer loans outstanding, which were originated in Texas, California, Georgia, and North Carolina through a small number of marketers. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, FBD uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

     After a hiatus, FBD began offering two tax refund products in 2001 with Liberty Tax Service. Liberty Tax Service is a nationwide professional tax service provider which prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). The Company realized revenues of $761,000 and $283,000 in the years 2002 and 2001 respectively for the program. There can be no assurances that revenues will continue to grow or be maintained at current levels in future periods.

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




REPUBLIC FIRST BANCORP | 20

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $52.3 million and $57.7 million and standby letters of credit of approximately $7.2 million and $5.3 million at December 31, 2002 and 2001, respectively. The $52.3 million of commitments to extend credit at December 31, 2002, were substantially all variable rate commitments.

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


                      CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
                      ---------------------------------------------

     The  following   table  sets  forth   contractual   obligations  and  other
commitments representing required and potential cash outflows as of December 31, 2002:

                                                                             One to     Four to    After
                                                                Less than      Three     Five      Five
                                                      Total      One Year      Years     Years     Years
                                                      -----      --------      -----     -----     -----
(dollars in thousands)

Minimum annual rentals or noncancellable
     Operating leases                                $ 4,189       $ 953     $ 1,803     $ 1,285       $ 148

Remaining contractual maturities of time

     Deposits                                        223,242     159,667      61,010       2,557           8

Contingent liabilities on equipment                      470         348         122           -           -

Benefit plans                                          1,254         598         656

Loan commitments                                      52,251      44,237       4,500           -       3,514

Long-term borrowed funds                             125,000           -     125,000           -           -

Standby letters of credit                              7,217       7,217           -           -           -
                                                  ----------   ---------    --------    --------    --------

Total                                               $413,623    $222,020    $193,091      $3,842      $3,670
                                                  ==========   =========    ========    ========    ========


     As of December 31, 2002, the Company had entered into non-cancelable lease agreements for its main office and operations center, seven Republic First Bank retail branch facilities and two First Bank of Delaware branches, expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required



                                                     REPUBLIC FIRST BANCORP | 21
under these leases are $4.2 million through the year 2008. Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on repayments totaling $470,000 through 2005. (See Note 12 "Commitments").

     The Company has entered into employment agreements with the President of the Company and the President of the Bank. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2002 is approximately $1.3 million.

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

     At December 31, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $142.4 million, which represented 30.7% of gross loans receivable at December 31, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

     Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. Savings, money market and interest-bearing demand accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously, and accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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




REPUBLIC FIRST BANCORP | 22

     Management presently believes that the effect on the Banks of any future fall in interest rates, reflected in lower yielding assets, would be detrimental since the Banks do not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a positive effect on the Banks, due to repricing of certain assets, primarily adjustable rate loans and federal funds sold, and a possible lag in the repricing of core deposits not assumed in the model.

     The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 2002. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.

                                                      Interest Sensitivity Gap
                                                        At December 31, 2002
                                                       (Dollars in thousands)

                                                                                                    More     Financial
                        0-90      91-180    181-365     1-2        2-3         3-4        4-5      than 5    Statement    Fair
                        Days       Days      Days      Years      Years       Years      Years      Years      Total     Value
                        ----       ----      ----      -----      -----       -----      -----      -----      -----     -----
Interest Sensitive
Assets:
Investment
securities and other
interest
 -bearing balances.     $81,028    $11,455  $ 24,957   $ 24,411    $ 5,539    $ 1,107     $  117    $ 6,871   $155,485  $155,512
   Average interest
   rate........           2.27%      6.01%     5.20%      6.21%      6.33%      6.58%      6.48%      4.98%
Loans receivable.....   209,206     23,886    38,817     80,480     41,240     30,243     19,001     14,174    457,047   464,126
   Average interest
   rate........           5.44%      7.61%     7.50%      7.31%      7.63%      7.26%      7.03%      6.73%
                      ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ---------- ----------

Total................   290,234     35,341    63,774    104,891     46,779     31,350     19,118     21,045    612,532   619,638
                      ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ---------- ----------

Cumulative Totals....  $290,234   $325,575  $389,349   $494,240   $541,019   $572,369   $591,487   $612,532
                      ========== =========  =========  =========  =========  =========  =========  =========

Interest Sensitive
Liabilities:
Demand Interest
Bearing.................$30,252     $  865    $  740    $ 1,481    $ 1,481    $ 1,481   $ 18,353     $    -   $54,653     54,653
   Average interest
   rate........            .79%      0.79%     0.79%      0.79%      0.79%      0.79%      0.79%          -
Savings Accounts........  8,776        285       244        489        489        489      6,056          -    16,828     16,828
   Average interest
   rate........           1.90%      1.90%     1.90%      1.90%      1.90%      1.90%      1.90%
Money Market Accounts    45,582      2,016     1,805      3,609      3,609      3,609     42,155          -   102,385    102,385
   Average interest
   rate........           1.42%      1.42%     1.42%      1.42%      1.42%      1.42%      1.42%
Time Deposits........... 55,909     49,497    54,261     51,365      9,645      1,178      1,379          8    223,242   225,646
   Average interest
   rate........           2.69%      3.01%     3.44%      3.76%      6.68%      4.07%      3.91%
FHLB Advances...........      -          -         -    100,000     25,000          -          -          -    125,000  135,183
   Average interest
   rate........                                           6.06%      6.71%
Trust Preferred
Securities..............      -      6,000         -          -          -          -          -          -       6,000    6,000
   Average interest
   rate........                      6.01%
                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ---------- ----------

Total................   140,519     58,663    57,050    156,944     40,224      6,757     67,943          8    528,108   540,695
                     ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ---------- ----------


Cumulative Totals....  $140,519   $199,182 $ 256,232  $ 413,176  $ 453,400   $460,157  $ 528,100  $ 528,108
                      ========== =========  =========  =========  =========  =========  =========  =========

Interest Rate
   Sensitivity GAP...  $149,715  $(23,322))  $ 6,724 $ (52,053)    $ 6,555    $24,593  $(48,825)    $21,037
Cumulative GAP.......  $149,715   $126,393  $133,117   $ 81,064   $ 87,619   $112,212   $ 63,387    $84,424
Interest Sensitive
Assets/
  Interest Sensitive
  Liabilities.......       206%       163%      152%       120%       119%       124%       112%       116%
Cumulative GAP/
   Total Earning
   Assets............       24%        21%       22%        13%        14%        18%        10%        14%

(1) FHLB has the option of calling these advances prior to the scheduled maturity shown in the table, whereupon they might be replaced by borrowings at then current market rates.

     In addition to the GAP analysis, the Company utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on



                                                     REPUBLIC FIRST BANCORP | 23
forecasted net interest income, but also other factors such a yield curve relationships, the volume and mix of assets and liabilities and general market conditions.

     Through the use of income simulation modeling the Company has estimated net interest income for the year ending December 31, 2003, based upon the assets, liabilities and off-balance sheet financial instruments at December 31, 2002. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31:

                                                                        Percent change
                                                               ---------------------------------
          Rate shocks to interest rates                           2003                  2002
        -----------------------------------                    -----------            ----------

                          +2%                                        13.6%                  0.2%
                          +1%                                         7.9                  (0.2)
                          -1%                                        (6.5)                 (1.8)
                          -2%                                       (16.8)                 (6.1)

     The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Prepayments on residential mortgage loans and mortgage-backed securities have increased over historical levels due to the lower interest rate environment and may result in reductions in margins.

Capital Resources

     The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 14.49% and 13.98% at December 31, 2002, and 2001, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2002 and 2001 were 13.24% and 12.73%, respectively. At December 31, 2002, and 2001, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

     Under FRB and FDIC regulations, a bank is deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2002, and 2001, the Company's leverage ratio was 8.56% and 8.07%, respectively. Accordingly, at December 31, 2002 and 2001, the Company was considered "well capitalized" under FRB and FDIC regulations.

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor").

     The shareholders' equity of the Company as of December 31, 2002, totaled approximately $51.3 million compared to approximately $46.8 million as of December 31, 2001. This increase of $4.4 million was substantially all attributable to net



REPUBLIC FIRST BANCORP | 24
income for the year of approximately $2.2 million and a net of tax improvement in the unrealized gain on securities of $2.0 million. These factors also increased the book value per share of the Company's common stock, which increased from $7.58 as of December 31, 2001, based upon 6,182,954 shares outstanding, to $8.23 as of December 31, 2002, based upon 6,230,420 shares outstanding at December 31, 2002. The increase was primarily attributable to net income for the year and the improvement in the market value of available for sale securities.

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

     The following table presents the Company's regulatory capital ratios at December 31, 2002, and 2001:

                                                                                                        To be well
                                                                        For Capital                  capitalized under
                                           Actual                    Adequacy Purposes            FRB capital guidelines
                                  -------------------------       ------------------------        ------------------------
(Dollars in thousands)              Amount        Ratio             Amount        Ratio             Amount        Ratio
                                  -----------   -----------       ------------------------        -----------   ----------

At December 31, 2002
Total risk based capital
   Republic First Bank..........     $52,400        13.39%           $31,308        8.00%            $39,135       10.00%
   First Bank of DE.............       6,144        22.59%             2,176        8.00%              2,720       10.00%
   Republic First Bancorp, Inc..      60,581        14.49%            33,447        8.00%                  -            -
Tier one risk based capital
   Republic First Bank..........      47,493        12.14%            15,654        4.00%             23,481        6.00%
   First Bank of DE.............       5,801        21.33%             1,088        4.00%              1,632        6.00%
   Republic First Bancorp, Inc..      55,337        13.24%            16,724        4.00%                  -            -
Tier one leverage capital
   Republic First Bank..........      47,493         7.82%            30,377        5.00%             30,377        5.00%
   First Bank of DE.............       5,801        13.94%             2,081        5.00%              2,081        5.00%
   Republic First Bancorp, Inc..      55,337         8.56%            32,231        5.00%                  -            -

At December 31, 2001
Total risk based capital
   Republic First Bank..........     $51,000        12.96%           $31,493        8.00%            $39,366       10.00%
   First Bank of DE.............       5,288        23.13%             1,829        8.00%              2,286       10.00%
   Republic First Bancorp, Inc..      58,151        13.98%            33,275        8.00%                  -            -
Tier one risk based capital
   Republic First Bank..........      46,078        11.70%            15,747        4.00%             23,620        6.00%
   First Bank of DE.............       5,001        21.87%               915        4.00%              1,372        6.00%
   Republic First Bancorp, Inc..      52,949        12.73%            16,638        4.00%                  -            -
Tier one leverage capital
   Republic First Bank..........      46,078         7.46%            30,884        5.00%             30,884        5.00%
   First Bank of DE.............       5,001        12.74%             1,963        5.00%              1,963        5.00%
   Republic First Bancorp, Inc..      52,949         8.07%            32,793        5.00%                  -            -

     Management believes that the Company and Banks meet as of December 31, 2002, and 2001, all capital adequacy requirements to which they are subject. As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, that management believes would have changed the Banks' category.




                                                     REPUBLIC FIRST BANCORP | 25

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

     The Company's equity to assets ratio increased from 7.18% as of December 31, 2001, to 7.92% as of December 31, 2002. The increase at year-end 2002 was a result of the improvement in net income and an improvement in the market value of available-for sale securities. The Company's average equity to assets ratio for 2002, 2001 and 2000 was 7.57%, 7.02% and 6.12%, respectively. The Company's average return on equity for 2002, 2001 and 2000 was 4.52%, 4.59, and 7.73%, respectively; and its average return on assets for 2002, 2001, and 2000, was 0.34%, 0.33%, and 0.55%, respectively.

Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, time investment purchases to market conditions and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

     Regulatory authorities require the Company to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Company has formed an Asset/Liability Committee (ALCO), comprised of certain members of the Banks board of directors and senior management, which monitors such ratios. The purpose of the committee is, in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing relative interest rate risk. The ALCO meets at least quarterly.

     The Company's most liquid assets totaled $72.8 million at December 31, 2002, compared to $41.4 million at December 31, 2001 due primarily to an increase in federal funds sold. Loan maturities and repayments are another source of asset liquidity. At December 31, 2002, the Bank estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2003. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the Banks' line of credit.

     Funding  requirements  have  historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System ("FHLB"). At December 31, 2002, the Bank had $109.0 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $162.5 million at December 31, 2001. The reduction in available lines resulted from prepayments of the Bank's mortgage-backed securities and loans pledged as collateral against those lines. Notwithstanding these reductions, management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable the Bank to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

     At December 31, 2002, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $59.5 million. Certificates of deposit scheduled to mature in one year totaled $159.7 million at December 31, 2002, and no borrowings are scheduled to mature within that period. The Company anticipates that it will have sufficient funds available to meet its current commitments. The bank has an additional $125.0 million in other borrowings that are callable by the FHLB, whereupon they would be replaced by borrowings at then current rates and certificates of deposit. If these borrowings are in fact called, net interest income could be affected. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

     The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at December 31, 2002. The Company had not drawn down on this line at December 31, 2002. Additionally, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of



REPUBLIC FIRST BANCORP | 26
approximately $224.0 million. As of December 31, 2002, and 2001, the Company had borrowed $125.0 million and $142.5 million, respectively, under its lines of credit. Investment securities represent a primary source of liquidity for the Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

     Operating cash flows are primarily derived from cash provided from net income during the year and are another source of liquidity. In 2002, significant cash flows were provided from the maturities and principal paydowns of securities.

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

Investment Securities Portfolio

     The Banks investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The decline in securities in 2002 was a result of the Company's strategy to reduce the amount of the investment securities portfolio and redeploy these assets into higher-yielding commercial loans. The lower interest rate environment also contributed to higher prepayments of mortgage backed securities, as these securities refinanced more rapidly than normal.

     A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2002, 2001, and 2000 follows.



                                                                  Investment Securities Available for Sale at
                                                                                 December 31,
                                                                 ----------------------------------------------
                                                                            (Dollars in thousands)
                                                                    2002              2001             2000
                                                                 -----------       -----------      -----------
     U.S. Government Agencies............................           $ 5,759          $    897         $  2,246
     Mortgage backed Securities/CMOs (1).................            71,623           113,511          153,002
     Other debt securities (3)...........................             7,352                 -                -
                                                                 -----------       -----------      -----------
     Total amortized cost of securities..................           $84,734          $114,408         $155,248
                                                                 -----------       -----------      -----------
     Total fair value of investment securities...........           $87,291          $113,868         $152,134
                                                                 -----------       -----------      -----------

                                                                 ----------------------------------------------
                                                                   Investment Securities Held to Maturity at
                                                                                 December 31,
                                                                 ----------------------------------------------
                                                                            (Dollars in thousands)
                                                                    2002              2001             2000
                                                                 -----------       -----------      -----------
     U.S. Government Agencies............................           $   122          $    997         $  1,650
     Mortgage backed Securities/CMOs (1).................               760             1,399            1,732
     Other securities (2)................................             8,388             9,178           14,325
                                                                 -----------       -----------      -----------
     Total amortized cost of investment securities.......           $ 9,270          $ 11,574         $ 17,707
                                                                 -----------       -----------      -----------
     Total fair value of investment securities...........           $ 9,297          $ 11,601         $ 17,750
                                                                 -----------       -----------      -----------
----------

(1) Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2) Comprised primarily of FHLB and Federal Reserve Bank stock.
(3) Comprised primarily of corporate bonds and trust preferred securities.

                                                     REPUBLIC FIRST BANCORP | 27

     The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2002. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                          Investment Securities Available for Sale at December 31, 2002
                        --------------------------------------------------------------------------------------------------
                        Within One Year  One to Five Years Five to Ten Years  Past 10 Years              Total
                        --------------- -----------------  -----------------  --------------- ----------------------------
                        Amount   Yield   Amount  Yield    Amount    Yield    Amount    Yield  Fair value   Cost    Yield
                        --------------------------------- -------- --------  --------  ----- ------------ -------- -------
                                                             (Dollars in thousands)
U.S. Government
    Agencies........... $5,077    1.67%   $136     1.91%     $566    3.11%         -        -    $5,779    $5,759   1.82%
Other debt securities        -        -  2,083     4.74%        -        -     5,368(1) 3.91%     7,451     7,352   4.14%
Mortgage-backed
securities/
   CMOs.................   210    5.68%      -         -        -        -    73,851    5.83%    74,061    71,623   5.83%
                        ------- ------- ------- --------- -------- --------  --------  ------- --------- --------- -------
Total AFS securities....$5,287    1.83% $2,219     4.57%     $566    3.11%   $79,219    5.70%   $87,291   $84,734   5.42%
                        ======= ======= ======= ========= ======== ========  ========  ======= ========= ========= =======



                                              Investment Securities Held to Maturity at December 31, 2002
                              --------------------------------------------------------------------------------------------
                               Within One Year   One to Five Years   Five to Ten Years  Past 10 Years         Total
                              ------------------ ------------------  ---------------- ------------------ -----------------
                               Amount   Yield     Amount    Yield    Amount   Yield    Amount    Yield   Amount    Yield
                              -------- --------- -------- ---------  ------- -------- --------- ------- --------- -------
                                                                (Dollars in thousands)
U.S. Government Agencies...       $--       $--      $109    5.23%      $--       --       $13    3.13%      $122   5.01%
Mortgage-backed securities/
   CMOs....................        --        --        --       --       --       --       760    5.04%       760   5.04%
Other securities...........        --        --       225    6.99%      155    6.73%     8,008    3.49%     8,388   3.65%
                              -------- --------- --------- --------  ------- -------- --------- -------- --------- -------
Total HTM securities.......       $--       $--      $334    6.41%     $155    6.73%    $8,781    3.63%    $9,270   3.78%
                              ======== ========= ========= ========  ======= ========  ========  ======= ========= =======

(1) Variable rate instruments

Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $9.0 million at December 31, 2002. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.5 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2002, amounted to $12.9 million.

     While commercial loans increased as shown below, the Company's total loans decreased $5.6 million, or 1.2%, to $463.7 million at December 31, 2002, from $469.3 million at December 31, 2001. The decline reflected the prepayments in the residential real estate mortgage portfolio resulting from the lower rate environment as these loans declined $16.5 million in 2002, while commercial loans increased $10.0 million as shown in the table below.

     The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                         At December 31,
                                               ---------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                                  2002          2001          2000          1999           1998
                                               -----------   ------------  ------------  ------------   ------------

Commercial:
   Real estate secured (1)....................   $329,570       $321,579      $284,082      $233,702       $187,098
   Non real estate secured....................     54,163         53,388        39,016        36,600         35,294
   Non real estate unsecured..................      8,513          7,229        10,543         4,467          6,686
                                               -----------   ------------  ------------  ------------   ------------
     Total commercial.........................    392,246        382,196       333,641       274,769        229,078
Residential real estate (2)...................     51,265         67,821        74,825        76,975         71,020
Consumer and other............................     20,178         19,302        13,919        11,069          9,065
                                               -----------   ------------  ------------  ------------   ------------
     Total loans, net of unearned income......   $463,689       $469,319      $422,385      $362,813       $309,163
                                               ===========   ============  ============  ============  =============
----------

(1) Includes loans held for sale.
(2) Residential real estate secured is comprised of jumbo residential first mortgage loans for all years presented.

REPUBLIC FIRST BANCORP | 28

Loan Maturity and Interest Rate Sensitivity

     The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates: (dollars in thousands).

                                                                            At December 31, 2002
                                                      ------------------------------------------------------------------
                                                                           (Dollars in thousands)
                                                       One Year    More Than One Year       Over               Total
                                                       or Less     Through Five Years    Five Years            Loans
                                                      ----------- ---------------------- ------------       ------------

Total Commercial and Commercial Real Estate..........   $133,850          $212,659          $ 45,737           $392,246
Total Residential Real Estate........................        204               815            50,246             51,265
Total Consumer and Other.............................      6,734             1,889            11,555             20,178
                                                      -----------       -----------      ------------       ------------
     Total...........................................   $104,788          $215,363          $107,538           $463,689
                                                      ===========      ============      ============       ============



Loans with Fixed Rates...............................     33,340           163,581            81,819            278,740
Loans with Floating Rates............................    107,448            51,782            25,719            184,949
                                                      -----------       -----------      ------------       ------------
     Total...........................................   $140,788          $215,363          $107,538           $463,689
                                                      ===========      ============      ============       ============
Percent Composition by Maturity......................     30.36%            46.44%            23.20%            100.00%
Fixed Rate Loans as Percent of Total.................     23.68             75.96             76.08              60.11
Floating Rate Loans as Percent of Total..............     76.32             24.04             23.92              39.89

     In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

     At December 31, 2002, 60.1% of total loans were fixed rate compared to 61.3% at December 31, 2001.

Credit Quality

     The Banks' written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. A committee of the Board of Directors oversees the loan approval process to monitor that proper standards are maintained, while approving the majority of commercial loans.

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

                                                     REPUBLIC FIRST BANCORP | 29

                                                                                      At December 31,
                                                                  --------------------------------------------------------
                                                                    2002        2001         2000       1999       1998
                                                                  ---------    --------    ---------   --------   --------
                                                                                  (Dollars in thousands)
Loans accruing, but past due 90 days or more..................      $4,051      $  518       $   91     $  333     $  121
Restructured loans............................................           -           -        1,982          -          -
Non-accrual loans.............................................       2,972       3,830        1,350      1,778      1,002
                                                                  ---------    --------    ---------   --------   --------
Total non-performing loans....................................       7,023       4,348        3,423      2,111      1,123
Other real estate owned.......................................       1,015       1,858            -        643        718
                                                                  ---------    --------    ---------   --------   --------
Total non-performing assets(1)................................      $8,038      $6,206       $3,423     $2,754     $1,841
                                                                  =========    ========    =========   ========   ========
Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2).......................       1.51%       0.93%        0.81%      0.58%      0.36%
Non-performing assets as a percentage of total assets.........       1.24%       0.95%        0.52%      0.47%      0.36%
----------

(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.
(2)  Includes loans held for sale.

     Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2002, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

     The following summary shows the impact on interest income of non-accrual loans for the periods indicated:

                                                                       For the Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                        2002          2001           2000          1999           1998
                                                     -----------    ----------    -----------   ------------   -----------

Interest income that would have been recorded
 Had the loans been in accordance with their
 original terms...................................   $241,000        $203,000       $125,000       $189,000       $79,000
Interest income included in net income.............  $     -         $      -       $171,000       $      -       $55,000

     At December 31, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $142.4 million, which represented 30.7% of gross loans receivable at December 31, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. The Bank had no credit exposure to "highly leveraged transactions" at December 31, 2002 as defined by the FRB.

     Other Real Estate Owned:

     At the beginning of 2002, the company had one other real estate owned property with a carrying value of $1.9 million. This property was subsequently written down to a carrying value of $500,000 in the third quarter of 2002. In the fourth quarter of 2002, the Company charged off $2.2 million of a $2.7 million loan to one borrower, which had been placed on non-accrual status in the second quarter. In both cases the Banks is pursuing recoveries, but the amount and timing of any such recoveries can not be predicted. After the $2.2 million charge-off, the remainder of the balance totaling $515,000 was transferred to other real estate owned.



REPUBLIC FIRST BANCORP | 30

Allowance for Loan Losses

     A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 is as follows:
(dollars in thousands)

                                                                     For the Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                    2002           2001            2000           1999           1998
                                                 ------------   ------------    ------------   ------------   ------------
Balance at beginning of period..............         $ 5,431       $  4,072        $  3,208       $  2,395       $  2,028

Charge-offs:
  Commercial and construction...............           2,542          2,077              66             91             76
  Consumer..................................               3              -              90            117             34
  Short-term loans..........................           1,670            802               -              -               -
                                                 ------------   ------------    ------------   ------------   ------------
    Total charge-offs.......................           4,215          2,879             156            208             110
                                                 ------------   ------------    ------------   ------------   ------------
Recoveries:
  Commercial and construction...............             123            257             340            124              13
  Consumer..................................               -             17              14             17              94
                                                 ------------   ------------    ------------   ------------   ------------
    Total recoveries........................             123            274             354            141             107
                                                 ------------   ------------    ------------   ------------   ------------
Net charge-offs (recoveries)................           4,092          2,605            (198)            67               3
                                                 ------------   ------------    ------------   ------------   ------------
Provision for loan losses...................           5,303          3,964             666            880             370
                                                 ------------   ------------    ------------   ------------   ------------
  Balance at end of period..................         $ 6,642       $  5,431        $  4,072       $  3,208       $   2,395
                                                 ===========    ============    ============   ============   ============


  Average loans outstanding (1).............        $468,239       $448,397        $389,156       $325,544        $248,479

As a percent of average loans (1):
  Net charge-offs (recoveries) (2)..........           0.87%          0.58%         (0.05)%          0.02%           0.00%
  Provision for loan losses.................           1.13           0.88            0.17           0.27            0.15
  Allowance for loan losses.................           1.42           1.21            1.05           0.99            0.96

Allowance for loan losses to:
  Total loans, net of unearned income.......           1.43%          1.16%           0.96%          0.88%           0.79%
  Total non-performing loans................          94.57%        124.89%         118.96%        151.97%         213.27%
----------

(1) Includes non-accruing loans.
(2) Not including short-term loan charge-offs, ratios are 0.52% and 0.40% in 2002 and 2001 respectively.

     The increase in commercial loan charge-offs related primarily to charge-offs for one borrower in the amount of $2.2 million. The remainder of this loan was subsequently transferred to other real estate owned with a value of $515,000 as discussed previously. The increase in short-term loan charge-offs reflected the first full year offering of the product, which was in 2002.

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

     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at December 31, 2002. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.



                                                     REPUBLIC FIRST BANCORP | 31

     The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

                                                                                     At December 31,
                                                             ----------------------------------------------------------------
                                                                                 (dollars in thousands)
                                                                 2002        2001        2000          1999        1998
                                                             ------------------------------------- -------------------------
                                                              Amount(1)    Amount(1)   Amount(1)    Amount(1)    Amount(1)
                                                             ------------------------------------- -------------------------
Allocation of allowance for loan losses:
Commercial (2)..............................................      $5,695      $4,814      $3,144       $2,119       $1,638
Residential real estate.....................................         205         203         224          423          391
Consumer and other..........................................         104         104         110           84           71
Short-term loans............................................          97          78          47            -            -
Unallocated.................................................         541         232         547          582          295
                                                               ----------   ---------   ---------   ----------   ----------
   Total....................................................      $6,642      $5,431      $4,072       $3,208       $2,395
                                                               ==========   =========   ==========  ========     ==========
----------

(1) Gross loans net of unearned income.
(2) Includes loans held for sale.

     The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loan categories outstanding. Net charge-offs (excluding short-term loans) to average loans were 0.52% and 0.40%, respectively in 2002 and 2001. Substantially all of such charge-offs related to individual borrowers in each of those years. In the previous three years, that ratio did not exceed .21%. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2002. Additionally, in view of economic conditions, the Bank increased the economic component of the estimated loss percentage. The Company applied historical loss percentages for consumer loans and short-term consumer loans. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Further, the Company attempts to classify any applicable loans according to regulatory definitions, for loans which may have characteristics which may decrease the probability of full compliance with original loan terms. Consistent with regulatory reserve allocations the classifications and percentage of principal which are allocated to the allowance for loan losses are as follows: special mention-3%, substandard-15%, doubtful-50% and loss-100%. Also, the Company may estimate and recognize reserve allocations above these regulatory reserve percentages based upon any factor which might impact the loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition. In 2002, the unallocated component increased $309,000 to $541,000, primarily for economic reasons. The unallocated allowance is established for losses which have not been identified through the formula and specific portions of the allowance described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2002, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $392.3 million, $51.3 million and $20.2 million.

     The recorded investment in loans which are impaired in accordance with SFAS 114 totaled $3.0 million, $3.8 million and $1.4 million at December 31, 2002, 2001, and 2000 respectively. The amounts of related valuation allowances were $665,000, $288,000, and $139,000 respectively at those dates. For the years ended December 31, 2002, 2001, and 2000 the



REPUBLIC FIRST BANCORP | 32
average recorded investment in impaired loans was approximately $3.4 million, $2.6 million, and $1.6 million, respectively. During 2000, the Bank recognized interest income of $171,000 on impaired loans. The Bank did not recognize any interest income on impaired loans during 2002 or 2001. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At December 31, 2002, and 2001, accruing substandard loans totaled approximately $12.9 million and $8.7 million respectively; and doubtful loans totaled approximately $493,000 and $62,000, respectively. There were no loans classified as loss at those dates.

     The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2002, and 2001, in the aggregate principal amount of $1.2 million and $6.1 million respectively; and (ii) 60 to 89 days past due, at December 31, 2002, and 2001 in the aggregate principal amount of $2.6 million and $853,000 respectively.

     The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2002 and 2001.

Dollars in thousands
                                                                                2002                2001
                                                                            -------------       -------------
         Balance at January 1,.........................................           $1,858          $        -
         Additions, net................................................              515               1,858
         Sales.........................................................                -                   -
         Write downs...................................................            1,358                   -
                                                                            -------------       -------------
         Balance at December 31,.......................................           $1,015              $1,858
                                                                            =============       =============



Deposit Structure

     Of the total daily average deposits of approximately $457.9 million held by the Banks during the year ended December 31, 2002, approximately $58.3 million, or 12.7%, represented non-interest bearing demand deposits, compared to approximately $50.2 million, or 11.3%, of approximately $442.1 million total daily average deposits during 2001. Total deposits at December 31, 2002, consisted of $59.2 million in non-interest-bearing demand deposits, $54.6 million in interest-bearing demand deposits, $119.2 million in savings and money market accounts, $139.4 million in time deposits under $100,000 and $83.9 million in time deposits greater than $100,000. In general, the Banks pay higher interest rates on time deposits compared to other deposit categories. The Banks various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

     The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve month periods ended December 31, 2002, 2001 and 2000.

                                                                For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2002                          2001                         2000
                                      --------------------------    --------------------------   --------------------------
                                        Average                       Average                      Average
                                        Balance         Rate          Balance         Rate         Balance         Rate
                                      ------------   -----------    ------------   -----------   ------------    ----------
Demand deposits, interest-bearing.....    $47,019         1.06%        $ 37,214         1.71%       $ 24,437         2.40%
Money market & savings deposits.......    112,321         1.70%          93,447         3.15%         63,226         4.46%
Time deposits.........................    240,230         3.87%         261,281         6.03%        241,738         6.20%
                                      ------------   -----------    ------------   -----------   ------------    ----------
Total interest-bearing deposits.......   $399,570         2.93%        $391,942         4.94%       $329,401         5.58%
                                      ============   ============   ============   ===========   ============    ==========

     The following is a breakdown by contractual maturity, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2002, 2001 and 2000.

                                                     REPUBLIC FIRST BANCORP | 33

                                                                                 Certificates of Deposit
                                                                         -----------------------------------------
                                                                                  (Dollars in thousands)
                                                                           2002           2001            2000
                                                                         ----------     ----------      ----------
Maturing in:
  Three months or less...............................                      $25,306        $40,285         $30,614
  Over three months through six months...............                       22,494         34,463          15,440
  Over six months through twelve months..............                       10,061         10,710          28,218
  Over twelve months.................................                       26,025         12,229          24,870
                                                                         ----------     ----------      ----------
    TOTAL............................................                      $83,886        $97,687         $99,142
                                                                         ==========     ==========      ==========

     The following is a breakdown, by contractual maturities of the Company's time certificates of deposit for the years 2003 through 2007 and beyond (dollars in thousands).

                                                                                                2007 and
                                    2003            2004            2005            2006          beyond         Totals
                                  ----------     ------------    -----------     -----------    -----------    -----------
                                                                  (Dollars in thousands)
Time certificates of deposit...    $159,667          $51,365         $9,645          $1,178         $1,387       $223,242
                                  ==========     ============    ===========     ===========    ===========    ===========


Recent Accounting Pronouncements


The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.



SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. For entities that use the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. The annual disclosures are provided in the 2002 financial statements.

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

     The following tables are summary unaudited income statement information for each of the quarters ended during 2002 and 2001.


REPUBLIC FIRST BANCORP | 34

Summary of Selected Quarterly Consolidated Financial Data

                                                                            For the Quarter Ended, 2002
                                                                 ---------------------------------------------------
(Dollars in thousands, except per share data)                      Fourth         Third       Second        First
                                                                 -----------    ----------   ----------   ----------

Income Statement Data:
Total interest income.........................................      $10,505       $10,934      $11,236      $11,448
Total interest expense........................................        4,694         4,925        5,094        5,449
                                                                 -----------    ----------   ----------   ----------
Net interest income...........................................        5,811         6,009        6,142        5,999
Provision for loan losses (1).................................        1,810           965        1,248        1,280
Non-interest expense, net of non-interest income (2)..........        3,517         4,929        3,488        3,370
Federal income tax expense....................................          159            49          485          461
                                                                 -----------    ----------   ----------   ----------
Net income ...................................................         $325           $66         $921         $888
                                                                 ===========    ===========  ==========   ==========


Per Share Data:
Basic:
    Net income................................................        $0.05         $0.01        $0.15        $0.14
                                                                 ===========    ===========  ==========   ==========



Diluted:
    Net income................................................        $0.05         $0.01        $0.14        $0.14
                                                                 ===========    ===========  ==========   ==========

                                                                            For the Quarter Ended, 2001
                                                                 ---------------------------------------------------
                                                                   Fourth         Third       Second        First
                                                                 -----------    ----------   ----------   ----------
Income Statement Data:
Total interest income.........................................      $12,411       $11,995      $12,206      $12,402
Total interest expense........................................        6,231         6,950        7,450        8,028
                                                                 -----------    ----------   ----------   ----------
Net interest income...........................................        6,180         5,045        4,756        4,374
Provision for loan losses (3).................................        2,617           570          620          157
Non-interest expense, net of non-interest income..............        3,473         3,499        3,183        3,081
Federal income tax expense....................................           30           322          314          375
                                                                 -----------    ----------   ----------   ----------
Net income....................................................      $    60       $   654      $   639      $   761
                                                                 ===========    ===========  ==========   ==========


Per Share Data:
Basic:
    Net income................................................      $  0.01       $  0.10      $  0.10      $  0.12
                                                                 ===========    ===========  ==========   ==========


Diluted:
    Net income................................................      $  0.01       $  0.10      $  0.10      $  0.12
                                                                 ===========    ===========  ==========   ==========
----------

(1) The Company reserved $900,000 in the fourth quarter of 2002 due to a change resulting from loan loss methodology.
(2) The Company wrote down the value of a single other real estate owned property by $1.4 million during the third quarter of 2002.
(3) The Company increased its reserves against a single borrower by $1.3 million in the fourth quarter of 2001, and charged off $1.9 million related to that borrower.

Item 8:     Financial Statements and Supplementary Data

     The financial statements of the Company begin on Page 41.



                                                     REPUBLIC FIRST BANCORP | 35

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     KPMG LLP was previously the principal accountants for Republic First Bancorp, Inc. and subsidiaries. On April 5, 2002, that firm was dismissed and Grant Thornton, LLP was engaged as principal accountants. The decision to change accountants was approved by the board of directors.

     In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through April 5, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of KPMG LLP on the consolidated financial statements ofRepublic First Bancorp, Inc. and subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

Item  10:  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2003 annual meeting of shareholders scheduled for April 22, 2003.

Item 11:    Executive Compensation

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2003 annual meeting of shareholders scheduled for April 22, 2003.

Item 12:    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information
                          (a)                            (b)                     (c)
---------------------------------------------------------------------------------------------------------------------
Plan category             Number of securities to be     Weighted-average         Number of securities remaining
                          issued upon exercise           exercise price of        available for future issuance under
                          of outstanding options,        outstanding options,     equity compensation plans
                          warrants and rights            warrants and rights      (excluding securities reflected in
                                                                                  column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               898,314                         $4.42                              0

Equity compensation
plans not approved
by security holders             11,000                         $6.13                              0
                               -------                         -----
Total                          909,314                         $4.44                              0
                               -------                         -----

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

     Harry D. Madonna is of counsel to Spector Gadon & Rosen effective January 1, 2002. In 2002, the Company paid $1,338,000 in legal fees to that firm, which were primarily for loan workout and collection matters.

Item 14.     Controls and Procedures.

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



REPUBLIC FIRST BANCORP | 36

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.



Item 15:  Exhibits, Financial Statements and Reports on Form 8-K

     A. Financial Statements                                      Page 41

(1)  Independent Auditors Report-Grant Thornton LLP

(2)  Independent Auditors Report-KPMG LLP

(3)  Consolidated Balance Sheets as of December 31, 2002 and 2001.

(4) Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

(5) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

(6) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

(7)  Notes to Consolidated Financial Statements.


     B.  Exhibits

     The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

     Exhibit No.
     -----------

     21   Subsidiaries of the Company.

          Republic First Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware ("FBD") is also a wholly-owned subsidiary of the Company, and commenced operations June 1, 1999. RFB is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and FBD are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.

     23.1 Consent of Grant Thornton LLP

          (a)  Consent of KPMG LLP

     99   Certifications under Section 906 of the Sarbanes Oxley-Act

          99.1  Harry D. Madonna

          99.2  Paul Frienkel

     All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.

Reports on Form 8-K

     Filed 2/14/02.

     Filed 4/25/02.



                                                     REPUBLIC FIRST BANCORP | 37

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



                                     REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 13, 2003                       By:/s/ Harry D. Madonna
                                              ----------------------------------
                                              Harry D. Madonna
                                              President and
                                              Chief Executive Officer

Date: March 13, 2003                       By:/s/ Paul Frenkiel
                                              ----------------------------------
                                              Paul Frenkiel,
                                              Executive Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 13, 2003          /s/ Harris Wildstein, Esq.
                              -----------------------------------
                              Harris Wildstein, Esq., Director

                              /s/ Neal I. Rodin
                              -----------------------------------
                              Neal I. Rodin, Director

                              /s/ Steven J. Shotz
                              -----------------------------------
                              Steven J. Shotz, Director

                              /s/ Harry D. Madonna
                              -----------------------------------
                              Harry D. Madonna, Director and
                              Chairman of the Board

                              /s/ Kenneth Adelberg
                              -----------------------------------
                              Kenneth Adelberg, Director

                              /s/ William Batoff
                              -----------------------------------
                              William Batoff, Director







REPUBLIC FIRST BANCORP | 38

CERTIFICATIONS*
---------------
I, Harry D. Madonna, certify that:

1. I have reviewed this annual report on Form 10-K of Republic First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003


                              /s/Harry D. Madonna
                              --------------------
                        [Executive Officer and President]




                                                     REPUBLIC FIRST BANCORP | 39

CERTIFICATIONS*
---------------
I, Paul Frenkiel, certify that:

1. I have reviewed this annual report on Form 10-K of Republic First Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                /s/Paul Frenkiel
                                -----------------
                        [EVP and Chief Financial Officer]




REPUBLIC FIRST BANCORP | 40


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                          REPUBLIC FIRST BANCORP, INC.
                                                                                         Page
                                                                                         ----

Independent Auditors Reports                                                              42

Consolidated Balance Sheets as of December 31, 2002 and 2001                              44

Consolidated Statements of Income
for the years ended December 31, 2002, 2001, and 2000                                     45

Consolidated Statements of Cash Flows
for the years ended December 31, 2002, 2001, and 2000                                     46

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2002, 2001, and 2000                                     47

Notes to Consolidated Financial Statements                                                48




                                                     REPUBLIC FIRST BANCORP | 41

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Republic First Bancorp, Inc.



     We have audited the  accompanying  consolidated  balance  sheet of Republic
First Bancorp, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 22, 2003






REPUBLIC FIRST BANCORP | 42

                          Independent Auditors' Report



The Board of Directors
Republic First Bancorp, Inc.:


     We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2001 and the related
consolidated   statements  of  income,   changes  in  shareholders'  equity  and
comprehensive income/(loss), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

January 22, 2002





                                                     REPUBLIC FIRST BANCORP | 43


REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                     December 31, 2002 and 2001
                                            (dollars in thousands, except per share data)

                                                                                        2002             2001
                                                                                     -----------      ------------
ASSETS:
Cash and due from banks...........................................................     $ 18,114          $ 19,647
Interest bearing deposits with banks..............................................        3,570               510
Federal funds sold................................................................       51,126            21,263
                                                                                     -----------      ------------
     Total cash and cash equivalents..............................................       72,810            41,420

Other interest-earning restricted cash............................................        4,228             4,913
Investment securities available for sale, at fair value...........................       87,291           113,868
Investment securities held to maturity, at amortized cost
     (fair value of $9,297 and $11,601 respectively)..............................        9,270            11,574
Loans receivable, (net of allowance for loan losses of $6,642 and
     $5,431, respectively)........................................................      457,047           463,888
Premises and equipment, net.......................................................        5,000             5,211
Other real estate owned, net......................................................        1,015             1,858
Accrued interest receivable.......................................................        3,777             3,751
Other assets......................................................................        7,254             5,846
                                                                                     -----------      ------------
     Total Assets.................................................................     $647,692          $652,329
                                                                                     ===========      ============



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand-- non-interest-bearing.....................................................      $59,194          $ 62,384
Demand-- interest-bearing.........................................................       54,653            39,789
Money market and savings..........................................................      119,213            94,774
Time less than $100,000...........................................................      139,356           152,583
Time over $100,000................................................................       83,886            97,687
                                                                                     -----------      ------------
     Total Deposits...............................................................      456,302           447,217

FHLB Advances.....................................................................      125,000           142,500
Accrued interest payable..........................................................        3,596             4,348
Other liabilities.................................................................        5,518             5,421
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior obligations of the corporation ........................        6,000             6,000
                                                                                     -----------      ------------
     Total Liabilities............................................................     $596,416          $605,486
                                                                                     -----------      ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
     shares issued 6,405,592 as of December 31, 2002 and
     6,358,126 as of December 31, 2001............................................           64                63
Additional paid in capital........................................................       32,305            32,117
Retained earnings.................................................................       18,760            16,560
Treasury stock at cost (175,172 shares)...........................................       (1,541)           (1,541)
Accumulated other comprehensive (loss) income.....................................        1,688              (356)
                                                                                     -----------      ------------
     Total Shareholders' Equity...................................................       51,276            46,843
                                                                                     -----------      ------------
     Total Liabilities and Shareholders' Equity...................................     $647,692          $652,329
                                                                                     ===========      ============


                                          (See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP | 44


                                            REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                        for the years ended December 31, 2002, 2001 and 2000
                                            (dollars in thousands, except per share data)

                                                                                      2002          2001           2000
                                                                                   -----------   -----------    -----------
Interest income:
     Interest and fees on loans.................................................      $37,080       $38,586        $34,012
     Interest on federal funds sold and other interest-earning assets...........          759         1,304            754
     Interest and dividends on investment securities............................        6,284         9,124         12,121
                                                                                   -----------   -----------    -----------
                                                                                       44,123        49,014         46,887
                                                                                   -----------   -----------    -----------

Interest expense:
     Demand - interest bearing..................................................          497           636            586
     Money market and savings...................................................        1,907         2,948          2,823
     Time less than $100,000....................................................        5,963        10,245         10,086
     Time over $100,000.........................................................        3,327         5,522          4,899
     Other borrowings...........................................................        8,468         9,308         11,398
                                                                                   -----------   -----------    -----------
                                                                                       20,162        28,659         29,792
                                                                                   -----------   -----------    -----------
Net interest income.............................................................       23,961        20,355         17,095
Provision for loan losses.......................................................        5,303         3,964            666
                                                                                   -----------   -----------    -----------
Net interest income after provision for loan losses.............................       18,658        16,391         16,429
                                                                                   -----------   -----------    ----------

Non-interest income:
     Loan advisory and servicing fees...........................................        1,218         1,358            468
     Service fees on deposit accounts...........................................        1,227         1,188            967
     Gain on investment securities sold.........................................            -            13              -
     Tax refund products........................................................          761           283            181
     Other income...............................................................           76           102            108
                                                                                   -----------   -----------    -----------
                                                                                        3,282         2,944          1,724
                                                                                   -----------   -----------    -----------
Non-interest expenses:
     Salaries and employee benefits.............................................        8,483         8,396          6,867
     Occupancy .................................................................        1,429         1,367          1,267
     Depreciation...............................................................        1,045           954            712
     Legal......................................................................        1,721           826            526
     Other real estate .........................................................        1,452            19              -
     Advertising ...............................................................          413           561            701
     Other operating expenses...................................................        4,043         4,057          3,059
                                                                                   -----------   -----------    -----------
                                                                                       18,586        16,180         13,132
                                                                                   -----------   -----------    -----------
Income before income taxes......................................................        3,354         3,155          5,021
                                                                                   -----------   -----------    -----------
Provision for income taxes......................................................        1,154         1,041          1,657
                                                                                   -----------   -----------    -----------
Net Income......................................................................      $ 2,200       $ 2,114        $ 3,364
                                                                                   ===========   ===========    ===========

Net income per share:
Basic ..........................................................................        $0.35         $0.34          $0.54
                                                                                   -----------   -----------    -----------
Diluted.........................................................................        $0.34         $0.33          $0.54
                                                                                   ===========   ===========    ===========

                                          (See notes to consolidated financial statements)

                                                     REPUBLIC FIRST BANCORP | 45


                                            REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS of CASH FLOWS
                                        For the years ended December 31, 2002, 2001 and 2000
                                                       (dollars in thousands)

                                                                                    2002          2001           2000
                                                                                  ----------    ----------    -----------
Cash flows from operating activities:
    Net income.............................................................         $ 2,200       $ 2,114        $ 3,364
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses..........................................           5,303         3,964            666
        Write down of other real estate owned..............................           1,358             -              -
        Loss on sale of other real estate owned............................               -             -             46
        Depreciation ......................................................           1,045           954            712
        Gain on sale of securities sold....................................               -            13              -
        Amortization of securities.........................................             317           348             87
        Sales of loans held for sale.......................................               -             -          4,857
        Increase (decrease) in accrued income and other assets.............         (2,487)         1,199         (1,387)
        Increase (decrease) in accrued expenses and other liabilities......           (655)          (845)         1,757
                                                                                  ----------    ----------    -----------
        Net cash provided by operating activities..........................           7,081         7,747         10,102
                                                                                  ----------    ----------    -----------
Cash flows from investing activities:
    Purchase of securities:
        Available for sale.................................................        (17,507)             -              -
        Held to maturity...................................................         (1,273)        (4,638)        (2,495)
    Proceeds from maturities and calls of securities:
        Available for sale.................................................           4,500         1,000            380
        Held to maturity...................................................           2,765        10,446          2,796
    Proceeds from sale of securities:
        Available for sale.................................................               -         7,842              -
    Principal collected on MBS's and CMO's:
        Available for sale.................................................          42,364        31,631         23,641
        Held to maturity...................................................             812           334             15
    Net decrease (increase) in loans.......................................           1,023       (51,397)       (64,231)
    Net proceeds from sale of real estate owned............................               -             -            597
    Decrease (increase) in other interest-earning restricted cash..........             685        (4,913)             -
    Premises and equipment expenditures....................................           (834)        (1,012)          (852)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) investing activities....................          32,535       (10,707)       (40,149)
                                                                                  ----------    ----------    -----------
Cash flows from financing activities:
    Net proceeds from exercise of stock options............................             189             -             34
    Net increase in demand, money market and savings.......................          36,113        46,371         46,681
    Net (decrease) increase in time deposits...............................        (27,028)       (24,706)        73,077
    Proceeds from issuance of Trust Preferred Securities...................               -         6,000              -
    Net decrease in other borrowings less than 90 days.....................               -       (16,442)       (10,198)
    Repayment of other borrowings greater than 90 days.....................        (17,500)       (17,500)       (50,000)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) financing activities....................         (8,226)        (6,277)        59,594
                                                                                  ----------    ----------    -----------
Increase (decrease) in cash and cash equivalents...........................         $31,390      $ (9,237)       $29,547
Cash and cash equivalents, beginning of year...............................          41,420        50,657         21,110
                                                                                  ----------    ----------    -----------
Cash and cash equivalents, end of year.....................................         $72,810       $41,420        $50,657
                                                                                  ----------    ----------    -----------
Supplemental disclosures:
    Interest paid..........................................................          20,913        31,403         29,456
    Income taxes paid......................................................           4,025         2,100            495
    Non-monetary transfers from loans to other real estate owned...........          $  515      $  1,858        $     -

                                          (See notes to consolidated financial statements)




REPUBLIC FIRST BANCORP | 46






                                            REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        For the years ended December 31, 2002, 2001 and 2000
                                                       (dollars in thousands)

                                                                                                 Accumulated
                                                               Additional                           Other         Total
                                      Comprehensive   Common     Paid in   Retained  Treasury   Comprehensive  Shareholders'
                                      Income/(loss)    Stock     Capital   Earnings   Stock     Income (loss)     Equity
                                      -------------   -------  ----------  --------- --------   ------------    -----------

Balance January 1, 2000................                    $63     $32,083  $11,082   $(1,541)       $(6,647)      $35,040
                                       -------------   -------    --------  --------- ---------    ----------     ---------
Other comprehensive income, net of
reclassification adjustments and taxes.      4,592           -           -        -         -          4,592         4,592
Net income for the year................      3,364           -           -    3,364         -                        3,364
                                       ------------
Total comprehensive income.............    $ 7,956
                                       ============


Options exercised......................                      -          34        -         -              -            34
                                                     ----------------------------------------------------------------------
Balance December 31, 2000..............                     63      32,117   14,446    (1,541)        (2,055)       43,030
                                                       -------    --------  ---------  ---------   ----------    ----------


---------------------------------------------------------------------------------------------------------------------------
                                       ------------


Total other comprehensive income, net
of reclassification adjustments and          1,699           -           -        -         -          1,699         1,699
taxes
Net income for the year................      2,114           -           -    2,114         -                        2,114
                                       ------------
Total comprehensive income.............    $ 3,813
                                       ============  ----------------------------------------------------------------------



Balance December 31, 2001..............                     63      32,117   16,560    (1,541)          (356)       46,843
                                                       -------    --------  ---------  ---------   ----------    ----------

---------------------------------------------------------------------------------------------------------------------------
                                       ------------


Total other comprehensive income, net
of reclassification adjustments and          2,044           -           -        -         -          2,044         2,044
taxes
Net income for the year................      2,200           -           -    2,200         -              -         2,200
                                       ------------
Total comprehensive income.............    $ 4,244           -           -        -         -              -             -
                                       ============

Options exercised......................                      1         188        -         -              -           189
                                                     ----------------------------------------------------------------------
Balance December 31, 2002.................                 $64     $32,305  $18,760  $(1,541)        $ 1,688       $51,276
                                                       =======   =========  =======  =========   ============    ==========


                                          (See notes to consolidated financial statements)



                                                     REPUBLIC FIRST BANCORP | 47

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization:

     Republic First Bancorp, Inc. is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, Republic First Bank (the "Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     During 1999, the Company opened First Bank of Delaware ("FBD") ,a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. FBD opened for business on June 1, 1999 and offers many of the same services and financial products as Republic First Bank, but additionally offers short-term consumer loans and other loan products not offered by Republic First Bank.

     The Company and the Banks encounter vigorous competition for market share in the companies they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

     The Company and the Banks are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business my be affected.

2.   Summary of Significant Accounting Policies:

     Basis of Presentation:

     The consolidated financial statements of the Company include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, Republic First Bank and First Bank of Delaware, (together, the "Banks"). Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

     Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly and may cause significant fluctuations in interest margins.

     FBD began to offer short-term consumer loans in 2001. At December 31, 2002, and 2001, there were approximately $5.0 million and $6.9 million, respectively, of short-term consumer loans outstanding, which were originated in Georgia, Texas, California and North Carolina through a small number of marketers. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, FBD uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

     In 2001, FBD began offering two tax refund products with Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider which prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). The Company realized revenues of $761,000 and $283,000 in the years ended December 2002 and 2001 respectively for the program. Management has no assurances that revenues will continue to grow or be maintained at current levels in future periods.



REPUBLIC FIRST BANCORP | 48

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

     Restrictions on Cash and Due From Banks:

     The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods which include December 31, 2002, and 2001, were $6.6 million and $5.5 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. These funds are not considered cash equivalents because the Company is contractually obligated to provide these funds and are not immediately able to withdraw the funds.

     Investment Securities:

     Debt and equity investment securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "investment securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and cost of securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. The Company does not have any investment securities designated as trading as of December 31, 2002 and 2001.

     Loans and Allowance for Loan Losses:

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amounts outstanding. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loan. This results in an adjustment of the related loans yield.

     The Company accounts for amortization of premiums and accretion of discounts related to loans purchased and investment securities based upon the effective interest method. If a loan prepays in full before the contractual maturity date, any unamortized premiums, discounts or fees are recognized immediately as an adjustment to interest income.



     Loans are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or



                                                     REPUBLIC FIRST BANCORP | 49
interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower, in accordance with the contractual terms. Generally, in the case of non-accrual loans, cash received is applied to reduce the principal outstanding.

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

     The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

     The Company accounts for the transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial positions or results of operations.

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

     The Company adopted SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment. The adoption of the statement did not have a material impact on the financial condition or results of operations of the Company.

     Other Real Estate Owned:

     Other real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented. At December 31, 2002, the Company had a hotel property classified as other real estate owned with a value of $500,000 and a retail commercial building with a value of $515,000.


REPUBLIC FIRST BANCORP | 50

     Advertising Costs:

     It is the Company's policy to expense advertising costs in the period in which they are incurred.

     Income Taxes:

     The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents, which are antidilutive are not included for purposes of this calculation. At December 31, 2002, 2001, and 2000, there were 68,840 at $6.62 to $9.09 per share of 114,840 at $5.00 to $9.09 per share and 419,981 at $5.00 to
$9.09 per share stock options to purchase common stock, which were not included in the computation of earnings per share because the option price is greater than the average market price, respectively.


(In thousands, except per share data)                                     2002             2001              2000
                                                                        ---------        ---------         ---------
Income before cumulative effect of a change in accounting principle
   (numerator for basic and diluted earnings per share)..............     $2,200           $2,114            $3,364
                                                                        =========        =========         =========



                                                                  Per                       Per                       Per
                                                   Shares        Share       Shares        Share        Shares       Share
                                                 ------------ ------------ ------------ ------------  ------------ ----------

Weighted average shares outstanding for the
period
   (denominator for basic earnings per share)....  6,205,328                 6,182,954                  6,175,873
Earnings per share-- basic.......................                   $0.35                     $0.34                    $0.54
Effect of dilutive stock options.................    254,879                   180,398                     97,424
                                                 ------------              ------------               ------------
Effect on basic earnings per share of CSE........                  (0.01)                     (0.01)                   (0.00)
                                                              ------------              ------------               ----------
Weighted average shares outstanding- diluted       6,460,207                 6,363,352                  6,273,297
                                                 ============              ============               ============

Earnings per share-- diluted.....................                   $0.34                     $0.33                    $0.54
                                                              ============              ============               ==========


   Stock Based Compensation:

     The company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     At December 31, 2002, the Company had a stock-based employee compensation plan, which is more fully described in note 16. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had



                                                     REPUBLIC FIRST BANCORP | 51
applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).

                                                                                 Stock Based Compensation
                                                                         -----------------------------------------
                                                                                  (Dollars in thousands)
                                                                           2002           2001            2000
                                                                         ----------     ----------      ----------
 Net income as reported..............................                       $2,200         $2,114          $3,364
 Less Stock based compensation costs determined under fair value
 based method for all awards..........................                         418            294             296
                                                                         ----------     ----------      ----------
 Net income, pro-forma...............................                       $1,782         $1,820          $3,068
                                                                         ==========     ==========      ==========
 Earnings per common share- basis:   As reported.....                        $0.35          $0.34           $0.54
                                                                         ----------     ----------      ----------
                                     Pro-forma                               $0.28          $0.29           $0.50
                                                                         ----------     ----------      ----------
Earnings per common share- diluted: As reported                              $0.34          $0.33           $0.54
                                                                         ----------     ----------      ----------
                                     Pro-forma                               $0.28          $0.29           $0.49
                                                                         ==========     ==========      ==========


     The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively; dividend yields of 0% for all three periods, expected volatility of 31% for 2002 and 35% for 2001 and 2000, risk-free interest rates of 4.0%, 4.7% and 6.3%, respectively and an expected life of 5.0 years for 2002 and 6.3 for the years 2001 and 2000.


     Reclassifications:

     Certain items in the 2001 and 2000 financial statements and accompanying notes have been reclassified to conform to the 2002 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.



REPUBLIC FIRST BANCORP | 52

Comprehensive Income

     The tax effects allocated to each component of "Comprehensive Income" are as follows:


         For the year ended December 31, 2002
         (Dollars in thousands)
                                                                                    Before         Tax         Net of
                                                                                  Tax Amount     Expense     Tax Amount
                                                                                 -------------  ----------- --------------
              Unrealized gains on securities:
                  Unrealized holding gains arising during
                       the period............................................         $3,097      $(1,053)       $2,044
                  Less: Reclassification adjustment for gains
                       included in net income................................              -             -            -
                                                                                  -----------   -----------   ----------
              Other comprehensive income.....................................         $3,097      $(1,053)       $2,044
                                                                                  ===========   ===========   ==========

         For the year ended December 31, 2001
         (Dollars in thousands)
                                                                                    Before         Tax         Net of
                                                                                  Tax Amount     Expense     Tax Amount
                                                                                 -------------  ----------- --------------

              Unrealized gains on securities:
                  Unrealized holding gains arising during
                       the period............................................        $ 2,587       $  (879)     $ 1,708
                  Less: Reclassification adjustment for gains
                       included in net income................................            (13)            4          (9)
                                                                                  -----------   -----------   ----------
              Other comprehensive income.....................................        $ 2,574       $  (875)     $ 1,699
                                                                                  ===========   ===========   ==========


         For the year ended December 31, 2000
         (Dollars in thousands)

                                                                                    Before         Tax         Net of
                                                                                  Tax Amount     Benefit     Tax Amount
                                                                                 -------------  ----------- --------------


              Unrealized gains on securities:
                  Unrealized holding gains arising during
                       the period............................................        $ 6,957      $ (2,365)     $ 4,592
                  Less: Reclassification adjustment for gains
                       included in net income................................              -             -            -
                                                                                  -----------   -----------   ----------

              Other comprehensive income.....................................        $ 6,957      $ (2,365)     $ 4,592
                                                                                  -----------   -----------   ----------



Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which removes acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on the Company's financial position or results of operations.


                                                     REPUBLIC FIRST BANCORP | 53

3.   Investment Securities:

     Investment securities available for sale as of December 31, 2002, are as follows:

                                                                                     Gross         Gross       Estimated
                                                                                  Unrealized     Unrealized       Fair
(Dollars in thousands)                                           Amortized Cost      Gains         Losses        Value
                                                                ----------------- ------------  -------------  -----------
U.S. Government Agencies..................................             $5,759             $20             $-       $5,779
Mortgage Backed Securities and CMOs.......................             71,623           2,438              -       74,061
Other Debt  Securities....................................              7,352             131           (32)        7,451
                                                                  ------------    ------------  -------------  -----------
     Total................................................            $84,734          $2,589         $ (32)      $87,291
                                                                   ===========    ============  =============  ===========



     Investment securities held to maturity as of December 31, 2002, are as follows:
                                                                                     Gross         Gross       Estimated
                                                                                  Unrealized     Unrealized       Fair
(Dollars in thousands)                                           Amortized Cost      Gains         Losses        Value
                                                                ----------------- ------------  -------------  -----------

U.S. Government Agencies..................................               $122             $ 1            $ -         $123
Mortgage Backed Securities and CMOs.......................                760              24              -          784
Other Securities..........................................              8,388               2              -        8,390
                                                                  ------------    ------------  -------------  -----------
     Total................................................             $9,270             $27              -       $9,297
                                                                   ===========    ============  =============  ===========


     Investment securities available for sale as of December 31, 2001, are as follows:
                                                                                     Gross         Gross       Estimated
                                                                                  Unrealized     Unrealized       Fair
(Dollars in thousands)                                           Amortized Cost      Gains         Losses        Value
                                                                ----------------- ------------  -------------  -----------

U.S. Government Agencies..................................           $    897            $ 14          $  -      $    911
Mortgage Backed Securities and CMOs.......................            113,511             251          (805)      112,957
                                                                  ------------    ------------  -------------  -----------
     Total................................................           $114,408            $265         $(805)     $113,868
                                                                   ===========    ============  =============  ===========


     Investment securities held to maturity as of December 31, 2001, are as follows:
                                                                                     Gross         Gross       Estimated
                                                                                  Unrealized     Unrealized       Fair
(Dollars in thousands)                                           Amortized Cost      Gains         Losses        Value
                                                                ----------------- ------------  -------------  -----------

U.S. Government Agencies..................................            $ 1,399            $ 17             $-        1,416
Mortgage Backed Securities and CMOs.......................                997               1              -      $   998
Other Securities..........................................              9,178               9              -        9,187
                                                                  ------------    ------------  -------------  -----------
     Total................................................            $11,574             $27             $-      $11,601
                                                                  ============    ============  =============  ===========


     In accordance with regulatory requirements, the Company held an investment in stock of the Federal Reserve Bank with a carrying value of $860,000 and $691,000 as of December 31, 2002 and 2001, respectively, which is included in other securities held to maturity. Also included in that category are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $6.8 million and $7.6 million at December 31, 2002 and 2001, respectively. Both the Federal Reserve Bank stock and the Federal Home Loan Bank Stock are recorded at cost, which approximates liquidation value.








REPUBLIC FIRST BANCORP | 54

     The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2002, is as follows:

                                                                      Available for Sale            Held to Maturity
                                                                  ----------------------------  --------------------------
                                                                   Amortized       Estimated     Amortized     Estimated
(Dollars in thousands)                                               Cost         Fair Value        Cost       Fair Value
                                                                  ------------    ------------  -------------  -----------

Due in 1 year or less.....................................             $5,271          $5,287             $-           $-
After 1 year to 5 years...................................              2,192           2,219            334          335
After 5 years to 10 years.................................                558             566            155          156
After 10 years or no maturity.............................             76,713          79,219          8,781        8,806
                                                                  ------------    ------------  -------------  -----------
     Total................................................            $84,734         $87,291         $9,270       $9,297
                                                                  ============    ============  =============  ===========


     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers have the right to call or prepay obligations with or without prepayment penalties.

     Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized a gain on the sale of a security of approximately of $13,000 in 2001. The Company did not realize any gains or losses on the sale of securities during 2002 or 2000.

     At December 31, 2002 and 2001, investment securities in the amount of approximately $21.6 million and $7.1 million respectively, were pledged as collateral for public deposits and certain other deposits as required by law.


4.   Loans Receivable:

     Loans receivable consist of the following at December 31,

         (Dollars in thousands)                                          2002           2001
                                                                      ------------   -----------
         Commercial and Industrial                                        $62,676      $ 60,617
         Real Estate - commercial                                         329,570       321,579
         Real Estate - residential (1)                                     51,265        67,821
         Consumer and other                                                20,178        19,302
                                                                      ------------   -----------
         Loans receivable                                                 463,689       469,319
         Less allowance for loan losses                                   (6,642)       (5,431)
                                                                      ------------   -----------
         Total loans receivable, net  (2)                                $457,047      $463,888
                                                                      ============    ===========

----------

(1) Residential real estate secured is comprised of jumbo residential first mortgage loans for both years presented.
(2) Net of deferred loan fees of $462,000 and $744,000 at December 31, 2002 and 2001, respectively.

     The recorded investment in loans which are impaired in accordance with SFAS 114, totaled $3.0 million, $3.8 million and $1.4 million at December 31, 2002, 2001, and 2000 respectively. The amounts of related valuation allowances were $665,000, $288,000, and $139,000 respectively at those dates. For the years ended December 31, 2002, 2001, and 2000, the average recorded investment in impaired loans was approximately $3.4 million, $2.6 million, and $1.6 million, respectively. During 2000, the Bank recognized $171,000 of interest income on impaired loans. The Bank did not realize any interest on impaired loans during 2002 or 2000. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     As of December 31, 2002, 2001 and 2000, there were loans of approximately $3.0 million, $3.8 million, and $1.4 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $241,000, $203,000 and $125,000, for 2002, 2001, and 2000 respectively. Loans past due 90 days and accruing totaled $4.1 million and $518,000 respectively, at December 31, 2002 and December 31, 2001.

     The majority of loans are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The



                                                     REPUBLIC FIRST BANCORP | 55
amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential and income-producing properties. At December 31, 2002, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $142.4 million, which represented 30.7% of gross loans receivable at December 31, 2002. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

     Included in loans are loans due from directors and other related parties of $4.4 million and $5.0 million at December 31, 2002, and 2001, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 2002.

         (Dollars in thousands)                                                        2002
                                                                                     ---------
         Balance at beginning of year..................................                $5,003
         Additions.....................................................                   628
         Repayments....................................................                 1,236
                                                                                     ---------
         Balance at end of year........................................                $4,395
                                                                                     =========

     Harry D. Madonna is of counsel to Spector Gadon & Rosen effective January 1, 2002. In 2002, the Company paid $1,338,000 in legal fees to that firm, which were primarily for loan workout and collection matters.

5.   Allowance for Loan Losses:

     Changes in the allowance for loan losses for the years ended December 31, are as follows:

          (Dollars in thousands)                                                           2002       2001       2000
                                                                                         ---------  ---------  ---------
          Balance at beginning of year......................................               $5,431     $4,072     $3,208
          Charge-offs.......................................................              (4,215)     (2,879)      (156)
          Recoveries........................................................                  123        274        354
          Provision for loan losses.........................................                5,303      3,964        666
                                                                                         ---------  ---------  ---------
          Balance at end of year............................................               $6,642     $5,431     $4,072
                                                                                         =========  =========  =========


6.   Premises and Equipment:

     A summary of premises and equipment is as follows:

          (Dollars in thousands)                                            Useful lives      2002     2001
                                                                            ------------  ---------- ----------

          Furniture and equipment...........................................3 to 10 years     $6,043    $5,345
          Bank building.....................................................40 years           1,895     1,895
          Leasehold improvements............................................20 years           1,889     1,753
                                                                                           ---------- ----------
                                                                                                         8,993
                                                                                               9,827
          Less accumulated depreciation.....................................                  (4,827)   (3,782)
                                                                                           ---------- ----------
          Net premises and equipment........................................                  $5,000    $5,211
                                                                                           ========== ==========

     Depreciation expense on premises, equipment and leasehold improvements amounted to $1.0 million, $954,000 and $712,000 in 2002, 2001 and 2000, respectively.


REPUBLIC FIRST BANCORP | 56

7.   Long-Term Borrowings:

     The Company has lines of credit totaling $10.0 million available for the purchase of federal funds from correspondent bank relationships. As of December 31, 2002, the Company had not drawn on this line. In addition, the Company has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $224.0 million as of December 31, 2002. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2002, and 2001, there were $125.0 million and $142.5 million, respectively outstanding on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from two to three years. The Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate.

     The contractual maturity of the Company's borrowings at December 31, 2002, is as follows:

                                                                                                             Weighted
         (Dollars in thousands)                                                             Amount         Average Rate
                                                                                         -------------    ----------------
         Maturing in:
              2004.........................................................                  $100,000             6.06%
              2005.........................................................                    25,000             6.71%
                                                                                         -------------      ------------
         Totals............................................................                  $125,000             6.19%
                                                                                         =============      ============



Corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi -annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor). The interest rate cap of 11% is effective through the initial 5-year call date.

8.   Deposits

     The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2003 through 2007 and beyond, which includes brokered certificates of deposit of approximately $23.1 million with original terms ranging from three to six months.

                                                                                                 2007 and
(Dollars in thousands)                        2003         2004          2005         2006        beyond       Totals
                                           -----------   ----------   -----------  -----------  -----------  -----------

Time Certificates of Deposit............     $159,667      $51,365        $9,645       $1,178       $1,387     $223,242
                                           ===========   ==========   ===========  ===========  ===========  ===========


                                                     REPUBLIC FIRST BANCORP | 57

9. Income Taxes:

     The following represents the components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, respectively.

(Dollars in thousands)                                                                   2002        2001        2000
                                                                                       ---------   ---------   ---------
Current provision
   Federal:
     Current....................................................................         $1,675      $1,784      $1,978
     Deferred provision - federal...............................................          (521)        (743)       (321)
                                                                                       ---------   ---------   ---------
Total provision for income taxes................................................         $1,154      $1,041      $1,657
                                                                                       =========   =========   =========




     The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2002, 2001 and 2000.


          (Dollars in thousands)                                                          2002        2001        2000
                                                                                        ---------   ---------   ----------

          Tax provision computed at statutory rate..........................              $1,143      $1,073       $1,707
          Amortization of negative goodwill.................................                   -        (103)        (103)
          State tax, net of federal benefit.................................                   -          29            -
          Other.............................................................                  11          42           53
                                                                                        ---------   ---------   ----------
               Total provision for income taxes.............................              $1,154      $1,041       $1,657
                                                                                        =========   =========   ==========


     The approximate tax effect of each type of temporary difference and carry-forward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2002 and 2001 are as follows:

                                                                                          2002        2001
                                                                                        ---------   ---------
          Allowance for loan losses.........................................              $2,259      $1,715
          Deferred compensation.............................................                 580         559
          Unrealized loss (gain)on securities available for sale ...........               (869)         184
          Depreciation......................................................                (68)         (68)
          Deferred loan costs...............................................               (384)        (338)
          Prepaid expenses..................................................                (22)         (24)
                                                                                        ---------   ---------
          Net deferred tax asset............................................              $1,496      $2,028
                                                                                        =========   =========

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

     The reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 2001, and 2000, the negative goodwill allocated to the deferred tax assets was amortized by $103,000 in each year, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill was recorded based upon the estimated reversal period of the underlying components of the deferred tax assets. The negative goodwill was fully amortized at December 31, 2001.


REPUBLIC FIRST BANCORP | 58

10.  Financial Instruments with Off-Balance Sheet Risk:

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $52.3 million and $57.7 million and standby letters of credit of approximately $7.2 million and $5.3 million at December 31, 2002, and 2001, respectively. Of the $52.3 million of commitments to extend credit at December 31, 2002, substantially all were variable rate commitments.

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



11. Commitments:

     Lease Arrangements

     As of December 31, 2002, the Company had entered into non-cancelable lease expiring through August 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:


          (Dollars in thousands)
          Year Ended                                                                                             Amount
          ------------                                                                                         ---------
          2003..............................................................                                       $953
          2004..............................................................                                        941
          2005..............................................................                                        862
          2006..............................................................                                        813
          2007..............................................................                                        472
          2008 and beyond...................................................                                        148
                                                                                                               ---------
          Total.............................................................                                     $4,189
                                                                                                               =========


     The Company incurred rent expense of $936,000, $899,000, and $853,000 for the years ended December 31, 2002, 2001, and 2000, respectively.



                                                     REPUBLIC FIRST BANCORP | 59

     Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on the following repayments:

         (Dollars in thousands)
         Year                                   Amount
         Ended
         ------------                           ---------
         2003                                      $ 348
         2004                                        107
         2005                                         15
                                                ---------
         Total                                      $470
                                                =========


     The Company incurred rent expense on these leases of $0, $0 and $269,000 during 2002, 2001 and 2000, respectively.


     Employment Agreements

     The Company has entered into employment agreements with the President of the Company and the President of the Bank, which provide for the payment of base salary and certain benefits through the year 2004. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2002, is approximately $1.3 million.

     Other

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




12.  Regulatory Capital:

     Dividend payments by the Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code"), the Federal Reserve Act, and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking code, no cash dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under FRB's regulations, the Bank cannot pay dividends that exceed its net income from the current year and the preceding two years. Under the FDIA, an insured Bank may pay no dividends if the Bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking law, the Bank would be limited to $4.3 million of dividends in 2002, plus an additional amount equal to the Banks' net profit for 2003, up to the date of any such dividend declaration. At December 31, 2002, there were no cash dividends declared or paid. As a condition of participating in the issuance of its $6.0 million pooled trust preferred stock, no dividends would be paid in the event of default on those trust preferred securities.

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

     Management believes that the Banks meet, as of December 31, 2002, all capital adequacy requirements to which it is subject. As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.

     The Federal Reserve Board's risk-based capital leverage ratio guidelines require all state-chartered member banks to maintain total capital equal to at least 8% of risk-weighted total assets, Tier 1 capital (adjusted for certain excludable regulatory items) equal to 4% of risk-weighted total assets, and a Tier 1 leverage ratio of 4%.


REPUBLIC FIRST BANCORP | 60

     The following table presents the Company's capital regulatory ratios at December 31, 2002, and 2001:

                                                                                                          To be well
                                                                                    For Capital        capitalized under
                                                               Actual            Adequacy Purposes        FRB capital
                                                                                                          guidelines
                                                       -----------------------  --------------------  --------------------
(Dollars in thousands)                                  Amount        Ratio      Amount     Ratio      Amount     Ratio
                                                       ----------   ----------  ---------- ---------  ---------  ---------
At December 31, 2002
Total risk based capital
     Republic First Bank                                 $52,400       13.39%     $31,308     8.00%    $39,135     10.00%
     First Bank of DE                                      6,144       22.59%       2,176     8.00%      2,720     10.00%
     Republic First Bancorp, Inc.                         60,581       14.49%      33,447     8.00%          -          -

Tier one risk based capital
     Republic First Bank                                  47,493       12.14%     $15,654     4.00%     23,481      6.00%
     First Bank of DE                                      5,801       21.33%       1,088     4.00%      1,632      6.00%
     Republic First Bancorp, Inc.                         55,337       13.24%      16,724     4.00%          -          -

Tier one leverage capital
     Republic First Bank                                  47,493        7.82%     $30,377     5.00%     30,377      5.00%
     First Bank of DE                                      5,801       13.94%       2,081     5.00%      2,081      5.00%
     Republic First Bancorp, Inc.                         55,337        8.56%      32,231     5.00%          -          -

At December 31, 2001
Total risk based capital
     Republic First Bank                                 $51,000       12.96%     $31,493     8.00%    $39,366     10.00%
     First Bank of DE                                      5,288       23.13%       1,829     8.00%      2,286     10.00%
     Republic First Bancorp, Inc.                         58,151       13.98%      33,275     8.00%          -          -

Tier one risk based capital
     Republic First Bank                                  46,078       11.70%      15,747     4.00%     23,620      6.00%
     First Bank of DE                                      5,001       21.87%         915     4.00%      1,372      6.00%
     Republic First Bancorp, Inc.                         52,949       12.73%      16,638     4.00%          -          -

Tier one leverage capital
     Republic First Bank                                  46,078        7.46%      30,884     5.00%     30,884      5.00%
     First Bank of DE                                      5,001       12.74%       1,963     5.00%      1,963      5.00%
     Republic First Bancorp, Inc.                         52,949        8.07%      32,793     5.00%          -          -


     13.  Benefit Plans:

     Supplemental Retirement Plan
     ----------------------------

     The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2002, approximately $600,000 remained to be paid. A life insurance contract has been purchased to insure against all of the payments, which may be required prior to the originally anticipated retirement date of the officer.

     Defined Contribution Plan
     -------------------------

     The Bank has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Banks' limited to 3%. The total expense relating to the plan was $169,000, $145,000 and $149,000 in 2002, 2001, and 2000, respectively.




                                                     REPUBLIC FIRST BANCORP | 61

     Directors' and Officers' Plan
     -----------------------------

     The Bank has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. The plan was modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2002, 2001, and 2000, totaled $834,000, $786,000, and $515,000, respectively. The expense for the years ended December 31, 2002, 2001, and 2000, was $172,000, $271,000, and $84,000, respectively. The
Bank has elected to fund the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Bank) aggregated $1.7 million, $1.6 million, and $1.6 million at December 31, 2002, 2001, and 2000, respectively, which is included in other assets.



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

     Investment Securities Held to Maturity and Available for Sale:

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



REPUBLIC FIRST BANCORP | 62

     At December 31, 2002 and December 31, 2001, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                                   December 31, 2002           December 31, 2001
                                                                ------------------------    -------------------------
                                                                 Carrying       Fair         Carrying        Fair
(Dollars in Thousands)                                            Amount        Value         Amount        Value
                                                                -----------   ----------    -----------   -----------
Balance Sheet Data:
    Financial Assets:
       Cash and cash equivalents............................       $72,810      $72,810       $ 41,420      $ 41,420
       Other interest-earning restricted cash...............         4,228        4,228          4,913         4,913
       Investment securities available for sale.............        87,291       87,291        113,868       113,868
       Investment securities held to maturity...............         9,270        9,297         11,574        11,601
       Loans receivable, net................................       457,047      464,126        463,888       473,973
       Accrued interest receivable..........................         3,777        3,777          3,751         3,751

    Financial Liabilities:
       Deposits:
          Demand, savings and money market..................      $233,060     $233,060       $196,947      $196,947
          Time..............................................       223,242      225,646        250,270       252,071
       Corporation-obligated mandatorily
       Redeemable capital securities of
       subsidiary trust company solely junior
       Obligations of the corporation.......................         6,000        6,000          6,000         6,005
       FHLB advances........................................       125,000      135,183        142,500       149,051
       Accrued interest payable.............................         3,596        3,596          4,348         4,348


                                                                   December 31, 2002               December 31, 2001
                                                                ------------------------    -------------------------
                                                                 Notional       Fair         Notional        Fair
(Dollars in Thousands)                                            Amount        Value         Amount        Value
                                                                -----------   ----------    -----------   -----------

Off Balance Sheet Data:
Commitments to extend credit                                       $52,251         $523       $ 57,720          $577
Letters of credit                                                    7,217           72          5,338            53





                                                     REPUBLIC FIRST BANCORP | 63

15.  Parent Company Financial Information

     The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

                                                           BALANCE SHEETS
                                                     December 31, 2002 and 2001
                                                       (dollars in thousands)

                                                                                                  2002           2001
                                                                                               -----------     ----------
ASSETS:
    Cash................................................................................           $1,081        $   876
    Investment in subsidiaries..........................................................           55,457         51,198
    Other assets........................................................................              799            804
                                                                                               -----------     ----------
       Total Assets.....................................................................          $57,337        $52,878
                                                                                               ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accrued expenses.................................................................              $61        $    35
       Corporation-obligated mandatory redeemable
         securities of subsidiary trust holding solely junior
         subordinated debentures of the corporation.....................................            6,000          6,000
                                                                                               -----------     ----------
            Total Liabilities...........................................................            6,061          6,035
                                                                                               -----------     ----------

Shareholders' Equity:
    Common stock........................................................................               64             63
    Additional paid in capital..........................................................           32,305         32,117
    Retained earnings...................................................................           18,760         16,560
    Treasury stock at cost (175,172 shares).............................................          (1,541)         (1,541)
    Accumulated other comprehensive income/(loss).......................................            1,688           (356)
                                                                                               -----------     ----------
            Total Shareholders' Equity..................................................           51,276         46,843
                                                                                               -----------     ----------
            Total Liabilities and Shareholders' Equity..................................          $57,337        $52,878
                                                                                               ===========     ==========

                                      STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                                        For the years ended December 31, 2002, 2001 and 2000
                                                       (dollars in thousands)


                                                                                      2002         2001         2000
                                                                                    ----------   ----------   ----------
Interest income..............................................................              $3      $    21      $    68
Dividend income from subsidiaries............................................             392            -            -
                                                                                    ----------   ----------   ----------
Total income                                                                              395           21           68
Trust preferred interest expense.............................................             392           33            -
Expenses ....................................................................             220            5           11
                                                                                    ----------   ----------   ----------
Total expenses ..............................................................             612           38           11
                                                                                    ----------   ----------   ----------
Net income (loss) before taxes...............................................           (217)          (17)          57
                                                                                    ----------   ----------   ----------
Federal income tax benefit...................................................           (201)            -            -
                                                                                    ----------   ----------   ----------
Net income (loss) before undistributed income of subsidiary..................            (16)          (17)          57
                                                                                    ----------   ----------   ----------
Equity in undistributed income of subsidiary.................................           2,216        2,131        3,307
                                                                                    ----------   ----------   ----------
Net income...................................................................          $2,200      $ 2,114      $ 3,364
                                                                                    ==========   ==========   ==========

Shareholders' equity, beginning of year......................................         $46,843      $43,030      $35,040
Exercise of stock options....................................................             189            -           34
Net income...................................................................           2,200        2,114        3,364
Change in unrealized gain on securities available for sale...................           2,044        1,699        4,592
                                                                                    ----------   ----------   ----------
Shareholders' equity, end of year............................................         $51,276      $46,843      $43,030
                                                                                    ==========   ==========   ==========

REPUBLIC FIRST BANCORP | 64


                                                      STATEMENTS OF CASH FLOWS
                                        For the years ended December 31, 2002, 2001 and 2000
                                                       (dollars in thousands)

                                                                                      2002         2001         2000
                                                                                    ----------   ----------   ----------

Cash flows from operating activities:
     Net income............................................................            $2,200       $2,114      $ 3,364
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
              Increase in other assets.....................................                 6         (196)        (297)
              Increase in other liabilities................................                26           35            -
              Equity in undistributed income of subsidiaries...............            (2,216)      (2,131)      (3,307)
                                                                                    ----------   ----------   ----------
                  Net cash provided by (used in) operating activities......                16         (178)        (240)
                                                                                    ----------   ----------   ----------
Cash flows from investing activities:
     Purchase of subsidiary common stock...................................                 -       (7,048)      (1,380)
                                                                                    ----------   ----------   ----------
                  Net cash used in investing activities....................                 -       (7,048)      (1,380)
                                                                                    ----------   ----------   ----------
Cash from Financing Activities:
     Exercise of stock options.............................................               189            -           34
     Proceeds from issuance of trust preferred securities..................                 -        6,000            -
                                                                                    ----------   ----------   ----------
                  Net cash provided by financing activities................               189        6,000           34
                                                                                    ----------   ----------   ----------
Increase/(decrease) in cash................................................               205       (1,226)      (1,586)
Cash, beginning of period..................................................               876        2,102        3,688
                                                                                    ----------   ----------   ----------
Cash, end of period........................................................            $1,081       $  876      $ 2,102
                                                                                    ==========   ==========   ==========

16.  Stock Based Compensation

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



                                                                For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2002                          2001                         2000
                                      --------------------------    --------------------------   --------------------------
                                                      Weighted                     Weighted                      Weighted
                                                     Average                       Average                       Average
                                                     Exercise                      Exercise                      Exercise
                                        Shares       Price               Shares      Price         Shares          Price
                                      ------------   -----------    ------------   -----------   ------------    ----------
Outstanding, beginning of year            776,612         $4.05         769,712         $4.07        594,660         $4.93
     Granted                              186,167          5.85           8,000          5.13        297,250          3.94
     Exercised                           (46,965)          2.99               -             -       (14,288)          2.33
     Forfeited                           (17,500)          7.37         (1,100)          9.09      (107,910)          8.81
                                      ------------   -----------    ------------   -----------   ------------    ----------
Outstanding, end of year                  898,314          4.42         776,612          4.05        769,712         $4.07
                                      ------------   -----------    ------------   -----------   ------------    ----------
Options exercisable at year-end           864,772          4.38         734,862          3.93        514,796          3.93
                                                     -----------                   -----------                   ----------
Weighted average fair value of
options granted during the year                           $2.03                         $2.25                        $1.81
                                                     -----------                   -----------                   ----------

                                                     REPUBLIC FIRST BANCORP | 65

     The following table summarizes information about options outstanding at December 31, 2002.

                                 -------------------------------------------------------------------------------

                                     Options   outstanding                              Options exercisable
                                 ---------------------------------------------------   -------------------------
                                 Number           Weighted                                           Weighted
                                 outstanding    Average        Weighted                              Average
Range of exercise Prices               at       remaining     Average                                Exercise
                                 December       contractual   exercise                   Shares        Price
                                 31, 2002       life (years)  price
                                 ------------   ---------------------------            -----------   -----------
 $1.95 to $2.65                      139,765              0.4       $2.38                 139,765         $2.38
   3.56 to 4.25                      400,421              5.0        3.87                 393,421          3.87
   4.85 to 6.62                      329,288              7.5        5.65                 302,746          5.63
   7.00 to 9.09                       28,840              6.5        7.82                  28,840          7.82
                                 ------------                                          -----------   -----------
                                     898,314                                              864,772         $4.38
                                 ------------                                          -----------   -----------

REPUBLIC FIRST BANCORP | 66

17.  Segment Reporting

     The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies.

     Republic First Bancorp has four reportable segments: two community banking segments, tax refund products and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loan ("RALs") offered on a national basis to customers of Liberty Tax Services, a national tax preparation firm. Short-term consumer loans are loans made to customers offered through First Bank of Delaware, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different than other loan products offered by the Banks. The Company evaluates the performance of the community banking segments based upon income before the provision for income taxes, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon income before the provision for income taxes. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

     Segment information for the years ended December 31, 2002, 2001 and 2000 is as follows:

December 31, 2002
(Dollars in thousands)
                                                      Republic                                Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income (loss).......................      $ 17,972        $1,468          $(21)       $4,542     $ 23,961
Provision for loan losses........................         3,490           260              -        1,553        5,303
Non-interest income..............................         2,009           512            761            -        3,282
Non-interest expenses............................        15,528         1,536            545          977       18,586
                                                    ------------  ------------   ------------  -----------  -----------
Net income.......................................          $645          $120           $130       $1,305       $2,200
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $598,853       $42,260             $-       $6,579     $647,692
Total loans, net.................................       424,010        28,169              -        4,868      457,047
Total deposits...................................       421,575        34,727              -            -      456,302





December 31, 2001
(Dollars in thousands)
                                                     Republic                                 Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income..............................      $ 16,642       $   949         $    -       $2,764     $ 20,355
Provision for loan losses........................         2,800           132              -        1,032        3,964
Non-interest income..............................         2,137           524            283            -        2,944
Non-interest expenses............................        13,182         1,707            234        1,057       16,180
                                                    ------------  ------------   ------------  -----------  -----------
Net income (loss)................................        $1,874       $  (245)        $   33       $  452     $  2,114
                                                    ============  ============   ============  ===========  ===========

                                                     REPUBLIC FIRST BANCORP | 67

Selected Balance Sheet Amounts:
Total assets.....................................      $607,951       $35,311         $    -       $9,067     $652,329
Total loans, net.................................       432,847        24,209              -        6,832      463,888
Total deposits...................................       417,360        29,857              -            -      447,217


December 31, 2000
(Dollars in thousands)
                                                     Republic                                 Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income..............................      $ 16,425          $670         $    -       $    -     $ 17,095
Provision for loan losses........................           429           237              -            -          666
Non-interest income..............................         1,253           290            181            -        1,724
Non-interest expenses............................        11,905         1,227              -            -       13,132
                                                    ------------  ------------   ------------  -----------  -----------
Net income (loss)................................      $  3,580         $(338)        $  122       $    -     $  3,364
                                                    ============  ============   ============  ===========  ===========
Selected Balance Sheet Amounts:
Total assets.....................................      $627,220       $28,417         $    -       $    -     $655,637
Total loans, net.................................       397,292        21,021              -            -      418,313
Total deposits...................................       400,962        24,589              -            -      425,551



REPUBLIC FIRST BANCORP | 68