Form 10-Q
period 2003-03-31
REPUBLIC FIRST BANCORP INC
filed 2003-05-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2003

                         Commission File Number: 0-17007

                          Republic First Bancorp, Inc.
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

              6,619,981 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2003

                                  Page 1 of 35

                        Exhibit index appears on page 32







                                          TABLE OF CONTENTS
                                          -----------------

                                                                                               Page
                                                                                               ----
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                                          3

Item 2:  Management's Discussion and Analysis of Financial Condition and                          12
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk                               30

Item 4:  Controls and Procedures                                                                  30

Part II: Other Information

Item 1:  Legal Proceedings                                                                        31

Item 2:  Changes in Securities and Use of Proceeds                                                31

Item 3:  Defaults Upon Senior Securities                                                          31

Item 4:  Submission of Matters to a Vote of Security Holders                                      31

Item 5:  Other Information                                                                        31

Item 6:  Exhibits, Reports on Form 8-K and Certifications                                         32








                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:   Financial Statements
          --------------------

                                                                                             Page Number
                                                                                             -----------


(1)   Consolidated Balance Sheets as of March 31, 2003, (unaudited) and December 31, 2002...        4

(2)   Consolidated Statements of Income for the three months ended
      March 31, 2003, and 2002(unaudited)...................................................        5

(3)   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2003, and 2002(unaudited)...................................................        6

(4)   Notes to Consolidated Financial Statements............................................        7






                                             Republic First Bancorp, Inc. and Subsidiaries
                                                      Consolidated Balance Sheets
                                              as of March 31, 2003 and December 31, 2002
                                                dollars in thousands, except share data


ASSETS:                                                                          March 31, 2003                December 31, 2002
                                                                           ---------------------         ------------------------
                                                                                     (unaudited)
Cash and due from banks                                                                $ 16,284                         $ 18,114
Interest bearing deposits with banks                                                      3,567                            3,570
Federal funds sold and interest-bearing deposits with banks                             117,196                           51,126
                                                                           ---------------------         ------------------------
Total cash and cash equivalents                                                         137,047                           72,810

Other interest-earning restricted cash                                                    4,265                            4,228
Investment securities available for sale, at fair value                                  63,662                           87,291
Investment securities held to maturity at amortized cost
     (Fair value of $11,277 and $9,297,  respectively)                                   11,249                            9,270

Loans receivable (net of allowance for loan losses of
     $7,538 and $6,642, respectively)                                                   457,545                          457,047

Premises and equipment, net                                                               4,942                            5,000
Other real estate owned                                                                   1,015                            1,015
Accrued interest receivable                                                               3,506                            3,777
Other assets                                                                             10,103                            7,254
                                                                           ---------------------         ------------------------

Total Assets                                                                          $ 693,334                        $ 647,692
                                                                           =====================         ========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                          $ 70,304                         $ 59,194
Demand - interest-bearing                                                                61,638                           54,653
Money market and savings                                                                144,020                          119,213
Time under $100,000                                                                     132,373                          139,356
Time $100,000 or more                                                                    92,177                           83,886
                                                                           ---------------------         ------------------------
    Total Deposits                                                                      500,512                          456,302

FHLB Advances                                                                           125,000                          125,000
Accrued interest payable                                                                  3,798                            3,596
Other liabilities                                                                         5,177                            5,518
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trust holding solely junior
obligations of the corporation                                                            6,000                            6,000
                                                                           ---------------------         ------------------------

Total Liabilities                                                                       640,487                          596,416
                                                                           ---------------------         ------------------------

Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 6,619,981 as of
    March 31, 2003 and 6,405,592 as of December 31, 2002                                     66                               64
Additional paid in capital                                                               32,935                           32,305
Retained earnings                                                                        20,053                           18,760
Treasury stock at cost (175,172 shares)                                                  (1,541)                          (1,541)
Accumulated other comprehensive income                                                    1,334                            1,688
                                                                           ---------------------         ------------------------
Total Shareholders' Equity                                                               52,847                           51,276
                                                                           ---------------------         ------------------------
Total Liabilities and Shareholders' Equity                                            $ 693,334                        $ 647,692
                                                                           =====================         ========================





                (See notes to consolidated financial statements)



                                             Republic First Bancorp, Inc. and Subsidiaries
                                                   Consolidated Statements of Income
                                                 For the Three Months Ended March 31,
                                              dollars in thousands, except per share data
                                                              (unaudited)


                                                                                       Quarter to Date
                                                                                          March 31
                                                                                2003                2002
                                                                                ----                ----
Interest income:
   Interest and fees on loans                                                $12,333              $9,533
   Interest and dividend income on federal
       funds sold and other interest-earning balances                            228                 169
   Interest and dividends on investment securities                               998               1,746
                                                                ---------------------        ------------
   Total interest income                                                      13,559              11,448
                                                                ---------------------        ------------

Interest expense:
   Demand interest-bearing                                                       119                 121
   Money market and savings                                                      432                 346
   Time under $100,000                                                         1,216               1,745
   Time $100,000 or more                                                         652               1,017
   Other borrowed funds                                                        2,041               2,220
                                                                ---------------------        ------------
   Total interest expense                                                      4,460               5,449
                                                                ---------------------        ------------
Net interest income                                                            9,099               5,999
Provision for loan losses                                                      3,411               1,280
                                                                ---------------------        ------------
Net interest income after provision
     for loan losses                                                           5,688               4,719
                                                                ---------------------        ------------

Non-interest income:
    Loan advisory and servicing fees                                             186                 245
    Service fees on deposit accounts                                             320                 284
    Tax refund products                                                          372                 384
    Other income                                                                  17                  21
                                                                ---------------------        ------------
                                                                                 895                 934
                                                                ---------------------        ------------
Non-interest expenses:
   Salaries and benefits                                                       2,478               2,240
   Occupancy                                                                     386                 347
   Depreciation                                                                  294                 244
   Legal                                                                         240                 344
   Advertising                                                                    73                 161
   Other expenses                                                              1,135                 968
                                                                ---------------------        ------------
                                                                               4,606               4,304
                                                                ---------------------        ------------

Income before income taxes                                                     1,977               1,349
Provision for income taxes                                                       684                 461
                                                                ---------------------        ------------
Net income                                                                    $1,293                $888
                                                                =====================        ============
Net income per share:

Basic                                                                          $0.21               $0.14
                                                                =====================        ============

                                                                ---------------------        ------------
Diluted                                                                        $0.20               $0.14
                                                                =====================        ============




                (See notes to consolidated financial statements)


                                   Republic First Bancorp, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                        For the Three Months Ended March 31,
                                               Dollars in thousands
                                               (unaudited)
                                                                          2003              2002
                                                                      -------------     -------------
Cash flows from operating activities:
Net income                                                                 $   1,293       $     888
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                                      3,411           1,280
Depreciation                                                                     294             244
Amortization of discounts on investment securities                               108             200
Increase in other assets                                                      (2,361)         (1,540)
Decrease in accrued expenses
and other liabilities                                                           (139)            (17)
                                                                       -------------   -------------
Net cash provided by operating activities                                      2,606           1,055
                                                                       -------------   -------------

Cash flows from investing activities:
Purchase of securities:
Held to maturity                                                              (2,254)           (956)
Available for sale                                                            (1,520)           (900)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity                                                                 275           2,999
Available for sale                                                            24,470          10,353
Net (increase) decrease in loans                                              (3,909)          3,041
(Increase) decrease in other interest-earning restricted cash                    (37)            984
Premises and equipment expenditures                                             (236)            (70)
                                                                       -------------   -------------
Net cash provided by investing activities                                     16,789          15,451
                                                                       -------------   -------------

Cash flows from financing activities:
Net proceeds from exercise of stock options                                      632               -
Net increase in demand, money market and savings deposits                     42,902          19,692
Repayment of long-term borrowings                                                  -         (12,500)
Net increase in time deposits                                                  1,308          20,967
                                                                       -------------   -------------
Net cash provided by financing activities                                     44,842          28,159
                                                                       -------------   -------------
Increase in cash and cash equivalents                                         64,237          44,665
Cash and cash equivalents, beginning of period                                72,810          41,420
                                                                       -------------   -------------
Cash and cash equivalents, end of period                                   $ 137,047       $  86,085
                                                                       =============   =============
Supplemental disclosure:
Interest paid                                                              $   4,258       $   5,542
                                                                       =============   =============
Taxes paid                                                                 $     950       $   1,950
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

     During 1999, the Company opened First Bank of Delaware ("FBD"), a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. FBD opened for business on June 1, 1999 and offers many of the same services and financial products as Republic First Bank, but additionally offers short-term consumer loans and other loan products not offered by Republic First Bank.

     The Company and the Banks encounter vigorous competition for market share in the companies they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

     The Company and the Banks are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.


Note 2:  Summary of Significant Accounting Policies:


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

     Short-term consumer loans were first offered through FBD in 2001. At March 31, 2003, there were approximately $9.9 million of short-term consumer loans outstanding, which were originated in Texas, California, Georgia, Arizona, Ohio and North Carolina through a small number of marketers. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, FBD uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. Additionally, there has been an increase in consumer activist complaints regarding this product citing the high fees.

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

     At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).


                                                                         Stock Based Compensation
                                                                         --------------------------------------
                                                                                   (Dollars in thousands)
                                                                         --------------------------------------
                                                                                Three months ended March 31,
                                                                              2003               2002
                                                                         -------------------------------------

 Net income as reported..............................                             $1,293                 $888
 Less: Stock based compensation costs determined under fair value
based method for all awards..........................                              (102)                (281)
                                                                         -------------------------------------
 Net income, pro-forma...............................                             $1,191                 $607
                                                                         -------------------------------------
 Earnings per common share- basic:   As reported                                   $0.21                $0.14
                                                                         =====================================
                                     Pro-forma                                     $0.19                $0.10
                                                                         -------------------------------------
Earnings per common share- diluted:  As reported                                   $0.20                $0.14
                                                                         -------------------------------------
                                     Pro-forma                                     $0.18                $0.09
                                                                         =====================================

     The Company granted 56,667 and 93,167 options during the three months ended March 31, 2003 and 2002, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively; dividend yields of 0% for both periods, expected volatility of 31% for 2003 and 35% for 2002, risk-free interest rates of 4.0% and 4.7%, respectively and an expected life of 5.0 years for for both periods.

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

     Republic First Bancorp has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs") offered through FBD on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered through the FBD, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

     The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

     Segment information for the three months ended March 31, 2003 and 2002, is as follows:



                                   As of and for the three months ended
March 31, 2003
(dollars in thousands)                                                                           Short-term
                                 Republic First            First Bank of       Tax Refund         Consumer
                                      Bank                 Delaware              Products           loans              Total
                                ------------------      -------------       -----------------   -------------     ---------------
Net interest income                  $      4,033           $    364               $   1,154         $ 3,548           $   9,099


Provision for loan losses                      60                 31                   1,018           2,302               3,411
Non-interest income                           432                 91                     372               -                 895
Non-interest expenses                       3,496                289                     259             562               4,606

Net income                           $        600           $     89               $     162         $   442           $   1,293
                                ==================      =============       =================   =============     =================

Selected Balance Sheet Accounts:

Total assets                         $    633,583           $ 41,969               $   5,000         $12,782           $ 693,334
Total loans                               422,557             29,660                   2,926           9,940             465,083
Total deposits                            462,456             30,056                   5,000               -             500,512

March 31, 2002
(dollars in thousands)                                                                           Short-term
                                 Republic First            First Bank of       Tax Refund         Consumer
                                      Bank                 Delaware              Products           loans              Total
                                ------------------      -------------       -----------------   -------------     ---------------
Net interest income
                                     $      4,449           $    274                    (38)         $ 1,314           $   5,999
Provision for loan losses                     750                 10                       -             520               1,280
Non-interest income                           429                121                     384               -                 934
Non-interest expenses                       3,491                382                     167             264               4,304

Net income (loss)                    $        437           $      3               $     115         $   333           $     888
                                ==================      =============       =================   =============     =================

Selected Balance Sheet Accounts:

Total assets                         $    608,414           $ 52,320               $   8,671         $11,442           $ 680,847
Total loans                               424,436             22,442                   3,671           9,018             459,567
Total deposits                            445,689                  -                   8,250               -             487,876



Note 5:  Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At March 31, 2003, and 2002, respectively, there were 23,890 and 76,340 of stock options, that were not included in the calculation of EPS because the option price is greater than the average market price for the period. These CSEs, however, may become dilutive in the future.

     The following table is a comparison of EPS for the three months ended March 31, 2003, and 2002.

                                                       Year to Date
                                               2003                    2002

Net Income
                                      $1,293,000               $888,000
                                                      Per                     Per
                                        Shares       Share      Shares       Share
                                        ------       -----      ------       -----
Weighted average shares
For period                              6,240,331               6,182,954
Basic EPS                                            $0.21                     $0.14
Add common stock equivalents
representing dilutive stock options       234,660                 254,969
Effect on basic                           -------                 -------
EPS of dilutive CSEs                                 (0.01)                        -
                                                    -------                    -----
Equals total weighted average
shares and CSEs (diluted)               6,474,991               6,424,923
                                        =========               =========
Diluted EPS                                          $0.20                     $0.14
                                                    -------                    =====


  Note 6:   Comprehensive Income

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)                                          Three months ended
                                                                           March 31,
                                                         ----------------------------------
                                                             2003                 2002
                                                         -------------        -------------
Net income                                                   $  1,293              $   888

Other comprehensive income, net of tax:
Unrealized (losses) on investment
securities:
       Unrealized holding losses during the period               (354)                (512)


                                                         -------------        -------------
Comprehensive income                                          $   939              $   376
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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Quarterly Reports on Form 10-Q, filed by the Company in 2002 and 2001, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2003, Compared to December  31, 2002

     Total assets increased $45.6 million to $693.3 million at March 31, 2003, versus $647.7 million at December 31, 2002. This net increase reflected higher federal funds and commercial loans, partially offset by historically high prepayments in residential mortgages and mortgage-backed securities.

Loans:

     The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $1.4 million, to $465.1 million at March 31, 2003, versus $463.7 million at December 31, 2002. The slight increase reflected $9.5 million growth in commercial loans and a $7.8 million increase in consumer loans which partially offset a $15.8 million decline in residential mortgage loans resulting primarily from historically high prepayments. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans beginning in 2001 and home equity loans and lines of credit and overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $9.0 million at March 31, 2003. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.8 million at March 31, 2003, amounted to $13.0 million. The $5.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At March 31, 2003, the Company had $9.9 million in short-term consumer loans outstanding versus $5.0 million at December 31, 2002. The increase reflected additional business in several new states. These loans were first offered in the second quarter of 2001. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and were originated in North Carolina, Georgia, Texas, Arizona, Ohio and California through a small number of marketers.


Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and corporate trust preferred securities. Available-for-sale securities totaled $63.7 million at March 31, 2003, a decrease of $23.6 million or 27.1%, from year-end 2002. This decrease resulted primarily from historically high principal repayments on mortgage-backed securities, which were used to reduce borrowings and temporarily increase liquidity. At March 31, 2003, and December
31, 2002, the portfolio had net unrealized gains of $2.0 million and $2.6 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At March 31, 2003, securities held to maturity totaled $11.2 million, an increase of $2.0 million, or 21.3% from $9.3 million at year-end 2002. The increase reflected additional purchases of FHLB securities. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $64.2 million, to $137.0 million at March 31, 2003, from $72.8 million at December 31, 2002, as prepayments in the residential mortgage portfolio and mortgage-backed securities and growth in deposits were temporarily invested in federal funds.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At March 31, 2003, the balance was $4.3 million versus $4.2 million at December 31, 2002.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $58,000 to $4.9 million at March 31, 2003, from $5.0 million at December 31, 2002. The decrease reflected depreciation of equipment.

     Other Real Estate Owned:

     The $1.0 million balance of other real estate owned represents two properties. The first is a hotel property acquired in the fourth quarter of 2001, which was originally recorded at a value of $1.9 million. That property was written down to $500,000 in the third quarter of 2002. The other property is a building, which was acquired in the fourth quarter of 2002 and is carried at an estimated realizable value of $515,000. Appraisals for both properties support their carrying values at March 31, 2003.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Total deposits increased by $44.2 million, or 9.7% to $500.5 million at March 31, 2003, from $456.3 million at December 31, 2002. Average core non-public deposits increased 18%, or $37.7 million more than the prior year to $242.6 million in the first quarter of 2003. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which continue to leave some customers underserved. Time deposits increased $1.3 million to $224.6 million at March 31, 2003, versus $223.2 million at the prior year-end.

FHLB Borrowings:

     FHLB borrowings are used to supplement deposit generation. FHLB borrowings totaled $125.0 million at both March 31, 2003 and December 31, 2002. The Company's borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:

     Total shareholders' equity increased $1.5 million to $52.8 million at March 31, 2003, versus $51.3 million at December 31, 2002. This increase was primarily the result of year-to-date 2003 net income of $1.3 million.

Three Months Ended March 31, 2003 Compared to March 31, 2002
------------------------------------------------------------

Results of Operations:

Overview

     The Company's net income increased $405,000, or 45.6% to $1.3 million or $0.20 per diluted share for the three months ended March 31, 2003, compared to $888,000, or $0.14 per diluted share for the prior year comparable period. The 45.6% improvement in earnings reflected a significant increase in net interest income. Net interest income increased $3.1 million or 52% compared to the prior year period. Interest margins were significantly impacted by prepayments of the residential real estate and mortgage-backed securities portfolios, but the Banks continued reductions in deposit rates and increase in short-term loan fees more than offset the impact of those prepayments. Of the approximately $3.4 million increase in net interest income from the short-term loan and tax refund products, approximately $2.8 million was offset by increased loan loss provisions. Average core non-public deposits increased 18% in the first quarter of 2003 compared to the prior year comparable period. The increases in net interest income resulted in an 185 basis point increase in net interest margin to 5.71% at March 31, 2003 versus 3.86% at March 31, 2002. The provision for loan losses increased $2.1 million between those periods reflecting higher charge-offs principally in the short-term loan and tax refund programs. Increased revenues from those two programs more than offset these provisions. In those periods, operating expenses increased 7.0%. The increased net income resulted in a return on average assets and average equity of .76% and 9.94% respectively, compared to .54% and 7.57% respectively for the same period in 2002.

Current Developments

     The Company recently received a letter from the Federal Reserve Bank of Philadelphia (the "Reserve Bank") regarding the results of a safety and soundness review and ongoing compliance monitoring of the payday lending programs engaged in by our subsidiaries, First Bank of Delaware and Republic First Bank. First Bank of Delaware operates these loan programs and contracts with third parties to provide certain services for it as part of the program. Republic First Bank purchases loans from First Bank of Delaware. As a result of the preliminary findings, the Reserve Bank has requested that the Company and its subsidiaries voluntarily cease payday lending through third party companies and that First Bank of Delaware cease selling loans to Republic First Bank. We have had discussions with the staffs of the Reserve Bank and the Federal Reserve Board about whether and on what terms it would permit continued participation in the programs, about alternatives to permit First Bank of Delaware to continue to operate the programs and the guidelines to be utilized by the Reserve Bank for banks to operate such programs in a safe and sound manner. Any agreement of the Company and/or its subsidiaries to cease making such loans, or any agreement to curtail operation of these programs, or any enforcement action by the Reserve Bank to require the Company or its subsidiaries to cease making such loans, would have a material adverse effect on the earnings of the Company.

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


                                    For the three months ended                         For the three months ended
                                         March 31, 2003                                      March 31, 2002
                             -------------------------------------------------  --------------------------------------------------
Interest-earning assets:
                                                    Interest                                           Interest
(Dollars in thousands)            Average           Income/         Yield/           Average            Income/         Yield/
                                  Balance           Expense          Rate            Balance            Expense          Rate
                             ------------------   -------------  -------------  -------------------   ------------   -------------
Federal funds sold
and other interest-
earning assets                          74,879             228          1.24%               38,757            169           1.77%
Securities                              85,091             998          4.69%              120,356          1,746           5.80%
Loans receivable                       484,907          12,333         10.31%              466,892          9,533           8.27%
                             ------------------   -------------  -------------  -------------------   ------------   -------------
Total interest-earning assets          644,877          13,559          8.51%              626,005         11,448           7.39%

Other assets                            33,829                                              35,815
                             ------------------                                 -------------------

Total assets                         $ 678,706                                           $ 661,820
                             ==================                                 ===================

Interest-bearing liabilities:
Demand-non interest
bearing                               $ 76,651                                            $ 61,124
Demand interest-bearing                 58,024             119          0.81%               47,774            121           1.03%
Money market & savings                 122,887             432          1.39%               95,938            346           1.46%
Time deposits                          225,353           1,868          3.29%              252,926          2,762           4.43%
                             ------------------   -------------  -------------  -------------------   ------------   -------------
Total deposits                         482,915           2,419          1.99%              457,762          3,229           2.86%
Total interest-bearing
deposits                               406,264           2,419          2.41%              396,638          3,229           3.30%
                             ------------------   -------------  -------------  -------------------   ------------   -------------

Other borrowings                       134,850           2,041          6.14%              146,326          2,220           6.15%
                             ------------------   -------------  -------------  -------------------   ------------   -------------

Total interest-bearing
liabilities                          $ 541,114         $ 4,460          3.34%              542,964          5,449           4.07%
                             ==================   =============  =============  ===================   ------------   -------------
Total deposits and
other borrowings                       617,765           4,460          2.93%              604,088          5,449           3.66%
                             ------------------   -------------  -------------  -------------------   ------------   -------------

Noninterest-bearing
liabilites                               8,895                                              10,295
Shareholders' equity                    52,046                                              47,437
                             ------------------                                 -------------------
Total liabilities and
shareholders' equity                 $ 678,706                                           $ 661,820
                             ==================                                 ===================

Net interest income                                    $ 9,099                                            $ 5,999
                                                  =============                                       ============
Net interest spread                                                     5.58%                                               3.73%
                                                                 =============                                       =============

Net interest margin                                                     5.71%                                               3.86%
                                                                 =============                                       =============
Net interest margin
 not including
short-term loan and
tax refund products                                                     2.76%                                               2.99%
                                                                 =============                                       =============


     The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                         Three months ended March 31,
                                                                               2003 versus 2002
                                                                             (dollars in thousands)
                                                                              Due to change in:
                                                             Volume                Rate                   Total
                                                       -------------------     -------------        -------------------

          Federal funds sold                                   $      110          $    (51)                $       59
          Securities                                                 (414)             (334)                      (748)
          Loans                                                       458             2,342                      2,800
-----------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                    154             1,957                      2,111

Interest expense of
      deposits
         Interest-bearing demand deposits                             (21)               23                          2
         Money market and savings                                     (95)                9                        (86)
         Time deposits                                                229               665                        894
-----------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                                   113               697                        810
         Other borrowings                                             174                 5                        179
-----------------------------------------------------------------------------------------------------------------------
              Total interest expense
                                                                      287               702                        989
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                            $      441          $  2,659                $     3,100
-----------------------------------------------------------------------------------------------------------------------



     The Company's net interest margin increased 185 basis points to 5.71% for the three months ended March 31, 2003, versus the prior year comparable period. The improvement reflected increased revenue from the short-term loan and tax refund products, the 18% increase in average lower costing core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment which more than offset the impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans and tax refund anticipation loans contributed $4.7 million to net interest income in 2003 and 295 basis points to the margin versus $1.3 million and 87 basis points for the prior year comparable period. Excluding the impact of those products, margins decreased to 2.76% in the first quarter of 2003 from 2.99% in the prior year comparable period. That decrease resulted from the impact of the historically high residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets improved 112 basis points to 8.51% for the three months ended March 31, 2003, from 7.39% for the prior year comparable period due primarily to increased fees from short-term loan and tax refund products. Overall, the average rate paid on interest-bearing liabilities decreased 73 basis points to 3.34% for the three months ended March 31, 2003, from 4.07% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

     The Company's net interest income increased $3.1 million, or 51.7%, to $9.1 million for the three months ended March 31, 2003, from $6.0 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of rate changes of approximately $2.7 million reflecting deposits repricing to lower rates and the positive impact of higher short-term loan and refund anticipation loan fees. The positive impact of volume changes reflected increases in average commercial and construction loans of 5.2% and a reduction in average other borrowings of 7.8%. Average interest-earning assets increased $18.9 million, to $644.9 million for the three months ended March 31, 2003, from $626.0 million for the prior year comparable period.

     The Company's total interest income increased $2.1 million, or 18.4%, to $13.6 million for the three months ended March 31, 2003, from $11.5 million for the prior year comparable period. Interest and fees on loans increased $2.8 million to $12.3 million for the three months ended March 31, 2003, from $9.5 million for the prior year comparable period. Notwithstanding prepayments in the residential mortgage portfolios, an increase in average commercial loans and the short-term loan and tax refund product increases quantified above, primarily comprised the increase in interest and loan income. The increases in fees for short-term loans was the principal factor in the increase in yield on loans 204 basis points to 10.31%. Interest and dividend income on investment securities decreased $748,000 to $1.0 million for the three months ended March 31, 2003, from $1.7 million for the prior year comparable period. This decline was due principally to the $35.3 million, or 29.3%, decrease in average investment securities outstanding to $85.1 million at March 31, 2003 from $120.4 million for the prior year period. In addition, the average rate earned on investment securities declined 111 basis points to 4.69% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $59,000 as average fed funds sold outstanding increased $36.1 million to $74.9 million as proceeds from securities paydowns had to be invested in federal funds sold. This increase in average offset the lower yields earned on these balances due to the lower interest rate environment.

     The Company's total interest expense decreased $989,000, or 18.1%, to $4.5 million for the three months ended March 31, 2003, from $5.4 million for the prior year comparable period, due to the lower rate environment as the Company repriced deposits, particularly certificates of deposit and was able to lower rates on other non-public core deposits. Interest-bearing liabilities averaged $541.1 million for the three months ended March 31, 2003, versus $543.0 million for the prior year comparable period, however, the mix was more favorable in the first quarter of 2003. Average interest-bearing lower cost non-public core deposits increased $37.7 million, while higher cost time deposits and other borrowings declined $27.6 million and $11.5 million, respectively. Both factors contributed to the reduction in interest expense. The average rate paid on interest-bearing liabilities decreased 73 basis points to 3.34% for the three months ended March 31, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

     Interest expense on time deposits (certificates of deposit) decreased $894,000, or 32.4%, to $1.9 million at March 31, 2003, from $2.8 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 114 basis points to 3.29%. In addition, average certificates of deposit outstanding decreased $27.6 million, or 10.9%, to $225.4 million, for the first quarter ended March 31, 2003, from $252.9 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in non-public core deposits.


     Interest expense on other borrowings, primarily FHLB advances, decreased $179,000 or 8.1% to $2.0 million for the for the three months ended March 31, 2003, compared to $2.2 million for the prior year comparable period. This decrease resulted from a $11.5 million, or 7.8% decline in average other borrowings to $134.8 million at March 31, 2003, versus $146.3 million for the prior year comparable period. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down term borrowings. The Company issued $6.0 million of trust preferred securities in

November 2001, the expense for which is included in other borrowings expense. Such expenses were $93,000 for the three months ended March 31, 2003.

Provision for Loan Losses


     The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $2.1 million to $3.4 million for the three months ended March 31, 2003, from $1.3 million for the prior year comparable period. This increase reflected approximately $2.8 million of additional provisions for the short-term loan and tax refund anticipation loans which were more than offset by related revenues.


Non-Interest Income

     Total non-interest income decreased $39,000, or 4.2% to $895,000 for the three months ended March 31, 2003, versus $934,000 for the prior year comparable period due primarily to lower loan advisory fees.

Non-Interest Expenses

     Total non-interest expenses increased $302,000, or 7.0% to $4.6 million for the three months ended March 31, 2003, from $4.3 million for the prior year comparable period. Salaries and employee benefits increased $238,000 or 10.6%, to $2.5 million for the three months ended March 31, 2003, from $2.2 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

     Occupancy expense increased $39,000 to $386,000 for the three months ended March 31, 2003, versus $347,000 for the prior year comparable period due primarily to increased rent and repairs and maintenance expense.


     Depreciation expense increased $50,000, or 20.5% to $294,000 for the three months ended March 31, 2003, versus $244,000 for the prior year comparable period reflecting higher depreciation on computer equipment purchases required for various loan and deposit applications and for the tax refund anticipation loan product.


     Legal fees decreased $104,000 to $240,000 for the three months ended March 31, 2003, from $344,000 for the prior year comparable period. This decrease reflected lower legal expenses related to loan collections.

     Advertising expense declined $88,000 to $73,000 as the Company reduced the number of advertisements during the year.

     Other operating expenses increased $167,000, or 17.3% to $1.1 million for the for the three months ended March 31, 2003, from $968,000 for the prior year comparable period. The increase reflected higher data processing costs related to support for the short-term loan products and higher insurance costs.


Provision for Income Taxes

     The provision for income taxes increased $223,000, or 48.4%, to $684,000 for the three months ended March 31, 2003, from $461,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 34.6% for the three months ended March 31, 2003, versus 34.2% for the prior year comparable period.

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

     Short-term consumer loans were first offered through FBD in 2001. At March 31, 2003, there were approximately $9.9 million of short-term consumer loans outstanding, which were originated in Texas, California, Georgia, Arizona, Ohio and North Carolina through a small number of marketers. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, FBD uses a small number of marketers under contracts which can be terminated upon short notice, under various circumstances. Additionally, there has been an increase in consumer activist complaints regarding this product, citing the high fees.

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

Commitments, Contingencies and Concentrations


     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $58.7 million at March 31, 2003. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $52.3 million and $52.3 million and standby letters of credit of approximately $6.4 million and $7.2 million at March 31, 2003, and December 31, 2002, respectively.

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

     At March 31, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $139.0 million, which represented 29.9% of gross loans receivable at March 31, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.






         Regulatory Matters



         The following table presents the Company's capital regulatory ratios at March 31, 2003, and December 31, 2002:

                                                      Actual              For Capital                  To be well
                                                                       Adequacy purposes         capitalized under FRB
                                                                                                   capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At March 31, 2003
     Total risk based capital
         Republic First Bank                 $54,941          13.43%        $32,731        8.00%      $40,914       10.00%
         First Bank of Delaware                6,652          21.46%          2,480        8.00%        3,100       10.00%
         Republic First Bancorp,              62,710          14.46%         34,695        8.00%            -        N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  49,805          12.17%         16,366        4.00%       24,548        6.00%
         First Bank of Delaware                6,262          20.20%          1,240        4.00%        1,860        6.00%
         Republic First Bancorp,              57,263          13.20%         17,348        4.00%            -        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  49,805           8.06%         30,884        5.00%       30,884        5.00%
         First Bank of Delaware                6,262          10.11%          3,097        5.00%        3,097        5.00%
         Republic First Bancorp,              57,263           8.46%         33,844        5.00%            -         N/A
         Inc.


                                            Actual                       For Capital                  To be well
                                                                       Adequacy purposes         capitalized under FRB
                                                                                                  capital guidelines
                                         Amount       Ratio         Amount         Ratio       Amount         Ratio
                                      ------------- -----------   -----------    ----------  -----------    ----------
At December 31, 2002
    Total risk based capital

       Republic First Bank                 $52,400      13.39%       $31,308         8.00%      $39,135        10.00%

       First Bank of Delaware                6,144      22.59%         2,176         8.00%        2,720        10.00%

       Republic First Bancorp, Inc.         60,581      14.49%        33,447         8.00%            -         N/A
    Tier one risk based capital

       Republic First Bank                  47,493      12.14%        15,654         4.00%       23,481         6.00%

       First Bank of Delaware                5,801      21.33%         1,088         4.00%        1,632         6.00%

       Republic First Bancorp, Inc.         55,337      13.24%        16,724         4.00%            -          N/A

    Tier one leveraged capital

       Republic First Bank                  47,493       7.82%        30,377         5.00%       30,377         5.00%

       First Bank of Delaware                5,801      13.94%         2,081         5.00%        2,081         5.00%

       Republic First Bancorp, Inc.         55,337       8.56%        32,231         5.00%            -           N/A

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

     The Company's most liquid assets totaled $137.0 million at March 31, 2003, compared to $72.8 million at December 31, 2002, due to an increase in federal funds sold. Loan maturities and repayments are a primary source of asset liquidity. At March 31, 2003, the Bank estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2003. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.


     Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, buying federal funds and utilizing the facilities of FHLB. At March 31, 2003, the Bank had $121.3 million in unused lines of credit available under arrangements with FHLB and correspondent banks compared to $109.0 million at December 31, 2002. These lines of credit enable the Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.


     At March 31, 2003, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $58.7 million. Certificates of deposit scheduled to mature in one year totaled $150.9 million at March 31, 2003, and no borrowings were scheduled to mature within that period. The Company anticipates that it will have sufficient funds available to meet its current commitments. The Bank has $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

     The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The Bank has established a line of credit from a correspondent to assist in managing the Banks' liquidity position. That line of credit totaled $10.0 million at March 31, 2003. As noted previously, the Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $236.0 million. As of March 31, 2003, and December 31, 2002, the Company had borrowed $125.0 million, respectively, under these lines of credit. Securities also represent a primary source of liquidity for the Banks. Accordingly, investment decisions generally reflect liquidity over other considerations.

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


Investment Securities Portfolio

     At March 31, 2003, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $61.6 million and $63.7 million as of March 31, 2003, respectively. The net unrealized gain on securities available for sale as of that date was $2.0 million.

Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $9.0 million at March 31, 2003. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at March 31, 2003, amounted to $13.0 million.



     Total loans increased $1.4 million, to $465.1 million at March 31, 2003, from $463.7 million at December 31, 2002. Commercial loans increased $9.4 million and consumer loans increased $7.8 million. This offset a decline in the residential real estate mortgage portfolio of $15.8 million which reflected historically high prepayments in the residential real estate mortgage portfolio resulting from the lower rate environment.


     The following table sets forth the Company's gross loans by major categories for the periods indicated:


(dollars in thousands)                               As of March 31, 2003                     As of December 31, 2002
                                             -------------------------------------------------------------------------------
                                                 Balance              % of Total          Balance              % of Total
                                             -------------------------------------------------------------------------------
Commercial:
   Real estate secured                             $ 334,106              71.8                $ 329,570                71.1
   Non real estate secured                            57,328              12.3                   54,163                11.7
   Unsecured                                          10,257               2.2                    8,513                 1.8
                                             -------------------------------------------------------------------------------
                                                     401,691              86.3                  392,246                84.6

Residential real estate                               35,442               7.7                   51,265                11.1
Consumer, short-term &  other                         27,950               6.0                   20,178                 4.3
                                             -------------------------------------------------------------------------------
Total loans                                          465,083            100.0%                  463,689              100.0%

Less allowance for loan losses                        (7,538)                                    (6,642)
                                             ----------------                         ------------------

Net loans                                          $ 457,545                                  $ 457,047
                                             ================                         ==================




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


                                                        March 31,         December 31, 2002
                                                          2003
                                                  ---------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                     $4,254                 $4,051
Non-accrual loans                                                 2,960                  2,972
                                                  ---------------------------------------------
Total non-performing loans (1)                                    7,214                  7,023
Other real estate owned                                           1,015                  1,015
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $8,229                 $8,038
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                         1.55%                  1.51%
Non-performing assets as a percentage of total
   assets                                                         1.19%                  1.24%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).


     Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2003, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.


     The recorded investment in loans which are impaired totaled $3.0 million at both March 31, 2003, and December 31, 2002, respectively, and the amount of such valuation allowances were $750,000 and $665,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At March 31, 2003, and December 31, 2002, internally classified accruing substandard loans totaled approximately $13.6 million and $12.9 million respectively; and doubtful loans totaled approximately $520,000 and $493,000 respectively. There were no loans classified as loss at those dates.


     The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at March 31, 2003 and December 31, 2002, in the aggregate principal amount of $2.5 million and $1.2 million respectively; and (ii) 60 to 89 days past due, at March 31, 2003 and December 31, 2002, in the aggregate principal amount of $1.5 million and $2.6 million, respectively.

     At March 31, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $139.0 million, which represented 29.9% of gross loans receivable at March 31, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Other Real Estate Owned:

     At the beginning of 2002, the company had one other real estate owned property with a carrying value of $1.9 million. That property was subsequently written down to a carrying value of $500,000 in the third quarter of 2002. In the fourth quarter of 2002, the Company charged off $2.2 million of a $2.7 million loan to one borrower, which had been placed on non-accrual status in the second quarter. In both cases the Banks is pursuing recoveries, but the amount and timing of any such recoveries can not be predicted. After the $2.2 million charge-off, the remainder of the balance totaling $515,000 was transferred to other real estate owned. The $500,000 and $515,000 comprise the balance of other real estate owned at March 31, 2003, and December 31, 2002.


     At March 31, 2003, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.






Allowance for Loan Losses

     An analysis of the Company's allowance for loan losses for the three months ended March 31, 2003, and 2002, and the twelve months ended December 31, 2002 is as follows:



                                                   For the three         For the twelve months      For the three months
                                                   months ended                  ended                     ended
(dollars in thousands)                            March 31, 2003           December 31, 2002           March 31, 2002
                                               ----------------------    -----------------------   -----------------------

Balance at beginning of period............                    $  6,642             $  5,431             $  5,431
Charge-offs:
 Commercial and construction.............                            1                2,542                    -
  Short-term and tax refund loans..........                      2,757                1,670                  565
 Consumer...............                                             -                    3                    3
                                                ----------------------    -----------------      ---------------
      Total charge-offs                                          2,758                4,215                  568
                                                ----------------------    -----------------      ---------------
Recoveries:
  Commercial and construction.............                          20                  123                    6
  Short-term and tax refund loans..........                        223                   -                     -
  Consumer.................................                          -                   -                     -
                                                ----------------------    -----------------      ---------------

      Total recoveries.....................                        243                  123                    6
                                                ----------------------    -----------------      ---------------
Net charge-offs.....................                             2,515                4,092                  562
                                                ----------------------    -----------------      ---------------
Provision for loan losses..................                      3,411                5,303                1,280
                                                ----------------------    -----------------      ---------------

   Balance at end of period................                   $  7,538             $  6,642             $  6,149
                                                ======================    =================      ===============

   Average loans outstanding (1).......                       $484,907             $468,239             $466,892
                                                ======================    =================      ===============


As a percent of average loans (1):
   Net charge-offs (annualized)............                       2.08%                0.87%                0.48%

   Provision for loan losses...............                       0.70%                1.13%                0.27%

   Allowance for loan losses...............                       1.55%                1.42%                1.32%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end...........................                       1.62%                1.43%                1.32%

   Total non-performing loans at period
      end..................................                     104.49%               94.57%              118.37%

(1) Includes nonaccruing loans.

     The increase in net charge-offs reflects the increased volume in short-term loan and tax refund loans and was more than offset with revenue increases. Excluding these loans, net charge-offs to average loans were 0% for the first quarter 2003, 0.52% for the year ended December 31, 2002 and 0% for the first quarter 2002.

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

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at March 31, 2003. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.



     The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:


                                                       At March 31, 2003                 At December 31, 2002
                                                       -----------------                 --------------------


                                                                Percent of Loans                  Percent of Loans
                                                  Amount        In Each Category   Amount          In Each Category
                                                (in 000's)          To Loans       (in 000's)             to Loans
                                                ----------          --------       ----------             --------

Allocation of allowance for loan losses:
   Commercial                                           $5,995               86.3%         $5,695             84.6%
   Residential real estate                                 142                7.7%            205             11.1%
    Short-term and tax refund loans                        524                2.8%             97              1.1%
   Consumer and other                                      106                3.2%            104              3.2%
   Unallocated                                             771                  -%            541                -%
                                             -----------------------------------------------------------------------

      Total                                             $7,538             100.00%         $6,642           100.00%
                                             ==================                    ===============


     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2003, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $401.7 million, $35.4 million and $28.0 million.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk Management


     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report on Form 10-K filed with the SEC.



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


Item 2:  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3:  Defaults upon Senior Securities
         -------------------------------
                  None
Item 4:  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------
         The annual meeting of shareholders of Republic First Bancorp, Inc., to take action upon the re-election of one director and the election of one new director of the Company was held on the 22nd day of April, 2003 at 4:00 p.m., at the Union League of Philadelphia Broad and Sansom Streets, Philadelphia, PA. 19103, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 32 days prior thereto. As of the record date for said meeting of shareholders, the number of shares then issued and outstanding was 6,412,091 shares of common stock, of which 6,412,091 shares were entitled to vote. A total of 5,783,135 shares were voted. No nominee received less than 94.0% of the voted shares. Therefore, pursuant to such approval, the following director was re-elected to the Company.

         Harris Wildstein

         The following new director was elected to the Company:

         Robert Coleman

         A proposal was also put forth to amend the Corporation's Amended and Restated Stock Option Plan and Restricted Stock Plan to increase the number of shares issued under the Plan by 10% to a total of 1,540,000. A majority of the votes (71.6%) approved the plan. Therefore, pursuant to such approval, the number of shares issuable under the plan is now 1,540,000.

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

         10  Material Contracts.- None

         21 Subsidiaries of the Company Republic First Bank (the "Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware ("FBD"), which also is a wholly-owned subsidiary of the Company, commenced operations on September 1, 1999. FBD is a commercial bank chartered pursuant to the laws of the State of Delaware. The Bank and FBD are both members of the Federal Reserve System and their primary federal regulators are the Federal Reserve Board of Governors.

         99  Certifications under Section 906 of the Sarbanes-Oxley Act


     All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

     **Incorporated  by reference in the  Company's  Form 10-K,  filed March 13,
2003.

Reports on Form 8-K and 8-KA

Press release dated April 17, 2003.

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

Dated: May 15, 2003

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

DATE:      May 15, 2003



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

DATE:      May 15, 2003



/s/ Paul Frenkiel, Executive Vice President and Chief Financial Officer