Form 10-Q
period 2003-06-30
REPUBLIC FIRST BANCORP INC
filed 2003-08-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2003

                        Commission File Number: 000-17007

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

               YES        X                       NO       ____

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

               YES                                NO       __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              6,667,481 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2003

                                  Page 1 of 39

                        Exhibit index appears on page 38

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                     3

Item 2:  Management's Discussion and Analysis of Financial Condition and     15
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk          37

Item 4:  Controls and Procedures                                             37

Part II: Other Information

Item 1:  Legal Proceedings                                                   38

Item 2:  Changes in Securities and Use of Proceeds                           38

Item 3:  Defaults Upon Senior Securities                                     38

Item 4:  Submission of Matters to a Vote of Security Holders                 38

Item 5:  Other Information                                                   38

Item 6:  Exhibits, Reports on Form 8-K and Certifications                    38


                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------


Item 1:           Financial Statements
                  --------------------


                                                                                                                        Page Number
                                                                                                                        -----------
(1)   Consolidated Balance Sheets as of June 30, 2003, (unaudited) and December 31, 2002...........................          4

(2)   Consolidated Statements of Income for the three and six months ended
      June 30, 2003, and 2002(unaudited)...........................................................................          5

(3)   Consolidated Statements of Cash Flows for the six months ended
      June 30, 2003, and 2002(unaudited)...........................................................................          6

(4)   Notes to Consolidated Financial Statements...................................................................          7


                                       Republic First Bancorp, Inc. and Subsidiaries
                                                Consolidated Balance Sheets
                                         as of June 30, 2003 and December 31, 2002
                                          dollars in thousands, except share data

ASSETS:                                                                         June 30, 2003             December 31, 2002
                                                                                -------------             -----------------
                                                                                 (unaudited)
Cash and due from banks                                                            $ 32,210                      $ 18,114
Interest bearing deposits with banks                                                  3,631                         3,570
Federal funds sold and interest-bearing deposits with banks                          64,831                        51,126
                                                                                  ---------                     ---------
Total cash and cash equivalents                                                     100,672                        72,810

Other interest-earning restricted cash                                                4,552                         4,228
Investment securities available for sale, at fair value                              53,725                        87,291
Investment securities held to maturity at amortized cost
     (Fair value of $8,889 and $9,297,  respectively)                                 8,864                         9,270

Loans receivable (net of allowance for loan losses of
     $7,876 and $6,642, respectively)                                               458,320                       457,047

Premises and equipment, net                                                           4,816                         5,000
Other real estate owned                                                               1,015                         1,015
Accrued interest receivable                                                           3,481                         3,777
Business owned life insurance                                                        11,580                             -
Other assets                                                                         11,861                         7,254
                                                                                  ---------                     ---------

Total Assets                                                                      $ 658,886                     $ 647,692
                                                                                  =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                      $ 70,315                      $ 59,194
Demand - interest-bearing                                                            59,813                        54,653
Money market and savings                                                            146,426                       119,213
Time under $100,000                                                                 123,611                       139,356
Time $100,000 or more                                                                62,752                        83,886
                                                                                  ---------                     ---------
    Total Deposits                                                                  462,917                       456,302

FHLB Advances                                                                       125,000                       125,000
Accrued interest payable                                                              3,128                         3,596
Other liabilities                                                                     7,880                         5,518
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trust holding solely junior obligations
of the corporation                                                                    6,000                         6,000
                                                                                  ---------                     ---------

Total Liabilities                                                                   604,925                       596,416
                                                                                  ---------                     ---------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 6,667,481 as of
    June 30, 2003 and 6,405,592 as of December 31, 2002                                  67                            64
Additional paid in capital                                                           33,226                        32,305
Retained earnings                                                                    21,204                        18,760
Treasury stock at cost (175,172 shares)                                              (1,541)                       (1,541)
Accumulated other comprehensive income                                                1,005                         1,688
                                                                                  ---------                     ---------
Total Shareholders' Equity                                                           53,961                        51,276
                                                                                  ---------                     ---------
Total Liabilities and Shareholders' Equity                                        $ 658,886                     $ 647,692
                                                                                  =========                     =========

                                     (See notes to consolidated financial statements)

                                            Republic First Bancorp, Inc. and Subsidiaries
                                                  Consolidated Statements of Income
                                             For the Three and Six Months Ended June 30,
                                             dollars in thousands, except per share data
                                                             (unaudited)


                                                                   Quarter to Date                             Year to Date
                                                                       June 30                                   June 30
                                                                       -------                                   -------
                                                               2003                 2002                 2003                  2002
                                                             -------               ------              -------               -------
Interest income:
   Interest and fees on loans                                $11,543               $9,387              $23,876               $18,920
   Interest and dividend income on federal
       funds sold and other interest-earning balances            264                  224                  492                   393
   Interest and dividends on investment securities               746                1,625                1,745                 3,371
                                                             -------               ------              -------               -------
   Total interest income                                      12,553               11,236               26,113                22,684
                                                             -------               ------              -------               -------

Interest expense:
   Demand interest-bearing                                       128                  120                  247                   241
   Money market and savings                                      481                  450                  913                   795
   Time under $100,000                                         1,071                1,509                2,287                 3,254
   Time $100,000 or more                                         532                  918                1,184                 1,935
   Other borrowed funds                                        2,048                2,097                4,089                 4,317
                                                             -------               ------              -------               -------
   Total interest expense                                      4,260                5,094                8,720                10,542
                                                             -------               ------              -------               -------
Net interest income                                            8,293                6,142               17,393                12,142
Provision for loan losses                                      2,286                1,248                5,698                 2,529
                                                             -------               ------              -------               -------
Net interest income after provision
     for loan losses                                           6,007                4,894               11,695                 9,613
                                                             -------               ------              -------               -------

Non-interest income:
    Loan advisory and servicing fees                             109                  386                  295                   632
    Service fees on deposit accounts                             332                  314                  652                   598
    Tax refund products                                            1                  350                  373                   734
    Other income                                                  55                   19                   72                    40
                                                             -------               ------              -------               -------
                                                                 497                1,069                1,392                 2,004
                                                             -------               ------              -------               -------
Non-interest expenses:
   Salaries and benefits                                       2,414                2,242                4,891                 4,482
   Occupancy                                                     374                  363                  759                   711
   Depreciation                                                  302                  235                  597                   479
   Legal                                                         271                  382                  511                   727
   Advertising                                                    46                   98                  118                   259
   Other expenses                                              1,363                1,237                2,500                 2,204
                                                             -------               ------              -------               -------
                                                               4,770                4,557                9,376                 8,862
                                                             -------               ------              -------               -------

Income before income taxes                                     1,734                1,406                3,711                 2,755
Provision for income taxes                                       583                  485                1,267                   946
                                                             -------               ------              -------               -------

Net income                                                    $1,151                 $921               $2,444                $1,809
                                                             =======               ======              =======               =======

Net income per share:

Basic                                                          $0.18                $0.15                $0.38                 $0.29
                                                             =======               ======              =======               =======

Diluted                                                        $0.17                $0.14                $0.37                 $0.28
                                                             =======               ======              =======               =======




                                          (See notes to consolidated financial statements)

                             Republic First Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                   For the Six Months Ended June 30,
                                         Dollars in thousands
                                              (unaudited)
                                                                        2003                    2002
Cash flows from operating activities:
    Net income                                                        $ 2,444                 $ 1,809
    Adjustments to reconcile net income to net
       cash provided by operating activities:
                Provision for loan losses                               5,698                   2,529
                Depreciation                                              597                     479
                Amortization of discounts on investment securities        253                     212
                Increase in value of business owned life insurance        (80)                      -
                Increase in other assets and accrued interest
                   receivable                                          (3,959)                 (2,696)
                Increase (decrease) in accrued expenses
                   and other liabilities                                1,893                    (343)
                                                                     --------                --------
    Net cash provided by operating activities                           6,846                   1,990
                                                                     --------                --------

Cash flows from investing activities:
    Purchase of securities:
                Held to maturity                                       (2,254)                   (956)
                Available for sale                                     (1,520)                 (6,956)
    Proceeds from principal receipts, calls and maturities of securities:
                Held to maturity                                        2,660                   3,100
                Available for sale                                     33,799                  17,693
    Net  increase in loans                                             (6,971)                 (8,085)
    (Increase) decrease in other interest-earning restricted cash        (324)                      5
    Purchase of business owned life insurance                         (11,500)                      -
    Premises and equipment expenditures                                  (413)                   (146)
                                                                     --------                --------
    Net cash provided by investing activities                          13,477                   4,655
                                                                     --------                --------

Cash flows from financing activities:
    Net proceeds from exercise of stock options                           924                      71
    Net increase in demand, money market and savings deposits          43,494                  26,176
    Repayment of long-term borrowings                                       -                 (17,500)
    Net decrease in time deposits                                     (36,879)                 (7,470)
                                                                     --------                --------
    Net cash provided by financing activities                           7,539                   1,277
                                                                     --------                --------
Increase in cash and cash equivalents                                  27,862                   7,922
Cash and cash equivalents, beginning of period                         72,810                  41,420
                                                                     --------                --------
Cash and cash equivalents, end of period                             $100,672                $ 49,342
                                                                     ========                ========
Supplemental disclosure:
    Interest paid                                                     $ 9,128                $ 10,846
                                                                     ========                ========
    Taxes paid                                                        $ 1,950                 $ 2,950
                                                                     ========                ========

                           (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

      Republic First Bancorp, Inc. ("the Company") is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It includes two wholly owned subsidiaries, Republic First Bank ("PA Bank"), a Pennsylvania state chartered bank and First Bank of Delaware ("DE Bank), a Delaware state chartered Bank, (together "the Banks"). The PA Bank offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     On June 1, the Company opened the DE Bank located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The DE Bank offers substantially the same services and financial products as the PA Bank, but additionally offers short-term consumer loans and other loan products not offered by the PA Bank.

     The Banks encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

     The Banks are subject to regulation by certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

Note 2:  Current Developments:

         An 8-K was filed by the Company on June 27, 2003 which disclosed an exit from the short-term consumer loan line of business. The Board of Directors of the DE Bank, determined that the DE Bank would cease selling participations in short-term loans to the PA Bank, effective June 23, 2003 and would cease making short-term loans effective October 31, 2003. The Board of the DE Bank made its determination based on substantially increased Federal Reserve Bank regulatory requirements for participation in that line of business that the DE Bank did not believe it can satisfy. The DE Bank believes that these changes permit termination of contracts between the DE Bank and the companies which assist it in making such loans. The DE Bank is continuing to review its options regarding the short-term consumer loan program. The Company believes that the DE Bank's discontinuation of the short-term lending program will have a material adverse affect on the Company's earnings but because of the phase out of the lending program, a calculation of the earnings loss cannot be reasonably determined at this time. The Company is currently evaluating the provisions of FAS No. 144 and has determined that the "held for sale" criteria has not been met at June 30, 2003. See also Risk and Uncertainties and Certain Significant Estimates on Page 8.

Note 3:  Summary of Significant Accounting Policies:


      Basis of Presentation:

     The consolidated financial statements include the accounts of Republic First Bancorp, Inc. and its wholly-owned subsidiaries, the PA Bank and the DE Bank. Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.



     Risks and Uncertainties and Certain Significant Estimates:

     The earnings of the Company depend on the earnings of the Banks. The Banks are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the results of operations of the Banks are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

     Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly and may cause significant fluctuations in interest margins.

         Short-term consumer loans were first offered through the DE Bank in 2001. At June 30, 2003, there were approximately $773,000 of short-term consumer loans outstanding, which were originated in Texas, California, Georgia, Arizona, Ohio and North Carolina through a small number of marketers. The Company currently sells a majority of these loans to independent third parties and retains a portion of the interest income. DE Bank had outstanding loans of $23.1 million as of June 30, 2003 and has sold $22.4 million of these loans to the previously mentioned third parties resulting in loans still held on the books of $773,000. The Company evaluated these sales and determined that these transactions qualify as sales under FAS 140. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Effective June 23, 2003, the DE Bank ceased selling participations in these short-term consumer loans to the PA Bank. The DE Bank will cease making these loans effective October 31, 2003. The DE Bank also believes that the change in regulatory requirements permit it to terminate contracts related to these loans with unaffiliated firms. The Company believes that the De Bank's decision relating to these loans will have a materially adverse affect on the Company's earnings; however, because of the phase-out of the lending programs, the precise effect on the Company's earnings cannot be predicted with certainty. The Company is currently evaluating the provisions of FAS No. 144 and has determined that the "held for sale" criteria has not been met at June 30, 2003. See also NOTE 2 CURRENT DEVELOPMENTS, NOTE 6 SEGMENT REPORTING, and ITEM 2; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information about the contribution of the short-term consumer loan program to the Company's net income.


     In 2001, the DE Bank began offering two tax refund products to customers of Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider which prepares and electronically files federal and state income tax returns and the DE Bank offers certain Liberty Tax Service customers accelerated refunds ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). There can be no assurance that revenues from these products will continue to grow or be maintained at current levels in future periods.

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

   At June 30, 2003, the Company had a stock-based employee compensation plan, The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).

                                                                             Stock Based Compensation

(dollar amounts in thousands)                                Three months ended                     Six months ended
                                                                    June 30,                            June 30,
                                                         --------------------------           -----------------------------
                                                            2003              2002               2003                2002
                                                         ---------          -------           ---------           ---------
Net income as reported                                   $   1,151          $   921           $   2,444           $   1,809

Less: Stock based compensation costs determined
under fair value method for all awards                           -              (51)               (102)               (332)
                                                         ---------          -------           ---------           ---------
Net income, proforma                                     $   1,151          $   870           $   2,342           $   1,477
                                                         =========          =======           =========           =========

Earnings per common share-basic: As reported             $    0.18          $  0.15           $    0.38           $    0.29
                                                         ---------          -------           ---------           ---------
                                    Pro-forma            $    0.18          $  0.14           $    0.37           $    0.24
                                                         ---------          -------           ---------           ---------

Earnings per common share-diluted: As reported           $    0.17          $  0.14           $    0.37           $    0.28
                                                         ---------          -------           ---------           ---------
                                    Pro-forma            $    0.17          $  0.13           $    0.35           $    0.23
                                                         ---------          -------           ---------           ---------



         The Company granted 56,667 and 128,167 options during the six months ended June 30, 2003 and 2002, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yields of 0% for both periods; expected volatility of 31% for 2003 and 35% for 2002; risk-free interest rates of 4.0% and 4.7%, respectively and an expected life of 5.0 years for both periods.

Note 4:  Significant Accounting Pronouncements

The Company adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability, except for the initial fees received, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $7.1 million and they expire through 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

In November 2001, the Company, through Sandler O'Neill and Partners, issued trust preferred securities. Management has determined that the Trusts qualify as variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as their sole assets, subordinated debentures issued by the Company in November 2001. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by The Trusts on the mandatorily redeemable preferred stock. The Trusts are currently included in the Company's consolidated financial statements. Management believes that the Trusts should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to the Trusts become available, management will reevaluate its conclusion that the Trusts should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

The Company  adopted  Statement of Financial  Accounting  Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Corporation -obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.


Note 5:  Legal Proceedings

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


Note 6:  Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. The Company has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds and refund anticipation loans offered by the DE Bank on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered by the DE Bank, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the six months ended June 30, 2003 and 2002, is as follows:

                                         As of and for the six months ended
June 30, 2003
(dollars in thousands)                                                                           Short-term
                                         Republic First    First Bank of      Tax Refund          Consumer
                                             Bank            Delaware          Products            loans             Total
                                          --------          --------          --------           --------          --------
Net interest income                       $  7,752          $    739          $  1,191           $  7,711          $ 17,393
Provision for loan losses                       60                61             1,042              4,535             5,698
Non-interest income                            872               147               373                  -             1,392
Non-interest expenses                        7,218               766               400                992             9,376
                                          --------          --------          --------           --------          --------
Net income                                $    902          $     39          $     81           $  1,422          $  2,444
                                          ========          ========          ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                               594,181            56,907                 -              7,798           658,886
Total loans                                432,839            32,584                 -                773           466,196
Total deposits                             423,782            39,135                 -                  -           462,917


June 30, 2002
(dollars in thousands)                                                                           Short-term
                                         Republic First    First Bank of      Tax Refund          Consumer
                                             Bank            Delaware          Products            loans             Total
                                          --------          --------          --------           --------          --------

Net interest income (loss)                $  8,933          $    613          $    (21)          $  2,617          $ 12,142
Provision for loan losses                    1,600                10                 -                919             2,529
Non-interest income                          1,034               236               734                  -             2,004
Non-interest expenses                        7,262               782               288                530             8,862
                                          --------          --------          --------           --------          --------
Net income                                $    760          $     49          $    276           $    724          $  1,809
                                          ========          ========          ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                              $616,598          $ 35,498          $    572           $  3,740          $656,408
Total loans                                444,626            22,023                 -              2,795           469,444
Total deposits                             438,462            27,461                 -                  -           465,923


                                            As of and for the three months ended
June 30, 2003
(dollars in thousands)                                                                            Short-term
                                        Republic First      First Bank of      Tax Refund          Consumer
                                             Bank             Delaware          Products            loans             Total
                                          --------          --------           --------           --------          --------
Net interest income                       $  3,719          $    375           $     37           $  4,162          $  8,293
Provision for loan losses                        -                30                 24              2,232             2,286
Non-interest income                            440                56                  1                  -               497
Non-interest expenses                        3,722               477                141                430             4,770
                                          --------          --------           --------           --------          --------
Net income (loss)                         $    302          $    (50)          $    (81)          $    980          $  1,151
                                          ========          ========           ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                               594,181            56,907                  -              7,798           658,886
Total loans                                432,839            32,584                  -                773           466,196
Total deposits                             423,782            39,135                  -                  -           462,917


June 30, 2002
(dollars in thousands)                                                                            Short-term
                                        Republic First      First Bank of      Tax Refund          Consumer
                                             Bank             Delaware          Products            loans             Total
                                          --------          --------           --------           --------          --------
Net interest income                       $  4,483          $    339           $     17           $  1,303          $  6,142
Provision for loan losses                      850                 -                  -                398             1,248
Non-interest income                            604               115                350                  -             1,069
Non-interest expenses                        3,769               398                119                271             4,557
                                          --------          --------           --------           --------          --------
Net income                                $    332          $     37           $    161           $    391          $    921
                                          ========          ========           ========           ========          ========

Selected Balance Sheet Accounts:

Total assets                              $616,598          $ 35,498           $    572           $  3,740          $656,408
Total loans                                444,626            22,023                  -              2,795           469,444
Total deposits                             438,462            27,461                  -                  -           465,923




Note 7:      Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At June 30, 2003, and 2002, respectively, there were 35,840 and 106,340 of stock options, that were not included in the calculation of EPS because the option price is greater than the average market price for the period. These CSEs, however, may become dilutive in the future.

           The following table is a comparison of EPS for the three months ended June 30, 2003, and 2002.



                                                     Quarter to Date                                  Year to Date
                                                2003                    2002                    2003                     2002

Net Income                            $1,151,000                $921,000              $2,444,000                $1,809,000

                                                      Per                     Per                     Per                       Per
                                        Shares       Share      Shares       Share      Shares       Share       Shares        Share
                                       ---------------------------------------------------------------------------------------------
Weighted average shares
For period                             6,476,159               6,199,395               6,358,245                 6,191,175
Basic EPS                                            $0.18                   $0.15                   $0.38                    $0.29
Add common stock equivalents
representing dilutive stock options      294,980                 287,149                 264,820                   264,559
                                       ---------               ---------               ---------                 ---------
Effect on basic EPS of dilutive CSE                 $(0.01)                                                                  $(0.01)
                                                     -----                   -----                   -----                    -----
                                                                             (0.01)                 $(0.01)
Equals total weighted average
shares and CSE (diluted)               6,771,139               6,486,544               6,623,065                 6,455,734
                                       =========               =========               =========                 =========
Diluted EPS                                          $0.17                   $0.14                   $0.37                    $0.28
                                                     -----                   -----                   -----                    -----



  Note 8:    Comprehensive Income

                  The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.


(dollar amounts in thousands)                                  Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                            -------------------------          -------------------------
                                                             2003               2002             2003              2002
                                                            -------           -------          -------           -------
Net income                                                  $ 1,151           $   921          $ 2,444           $ 1,809

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
          Unrealized holding gains/(losses)
          during the period                                    (329)            1,800             (683)            1,288
      Less:  Reclassification adjustment for gains
          included in net income                                  -                 -                -                 -
                                                            -------           -------          -------           -------

Comprehensive income                                        $   822           $ 2,721          $ 1,761           $ 3,097
                                                            =======           =======          =======           =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant changes in the Company's results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Quarterly Reports on Form 10-Q, filed by the Company in 2003 and 2002, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

June 30, 2003, Compared to December  31, 2002

         Total assets increased $11.2 million to $658.9 million at June 30, 2003, versus $647.7 million at December 31, 2002. This net increase reflected higher federal funds and commercial loans, partially offset by historically high prepayments in residential mortgages and mortgage-backed securities.

Loans:

     The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $2.5 million, to $466.2 million at June 30, 2003, versus $463.7 million at December 31, 2002. The slight increase reflected $34.3 million growth in commercial and construction loans which partially offset a $27.0 million decline in residential mortgage loans resulting primarily from historically high prepayments and lower amounts of short-term consumer loans outstanding. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $9.0 million at June 30, 2003. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $5.8 million at June 30, 2003, was $13.5 million. The $5.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At June 30, 2003, the Company had $773,000 in short-term consumer loans outstanding versus $5.0 million at December 31, 2002. The decrease reflected the decision to participate the majority of the loans to independent third parties to comply with regulatory requests. These loans were first offered in the second quarter of 2001. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and were originated in North Carolina, Georgia, Texas, Arizona, Ohio and California through a small number of marketers.

Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $53.7 million at June 30, 2003, a decrease of $33.6 million or 38.5%, from year-end 2002. This decrease resulted primarily from historically high principal repayments on mortgage-backed securities, which were used to reduce borrowings and temporarily increase liquidity. At June 30, 2003, and December 31, 2002, the portfolio had net unrealized gains of $1.5 million and $2.6 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At June 30, 2003, securities held to maturity totaled $8.9 million, a decrease of $406,000, or 4.4% from $9.3 million at year-end 2002. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $27.9 million, to $100.7 million at June 30, 2003, from $72.8 million at December 31, 2002, as prepayments in the residential mortgage portfolio and mortgage-backed securities and growth in deposits were temporarily invested in federal funds. The increase also reflected an increase in cash and due from banks reflecting the timing of cash letters.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At June 30, 2003, the balance was $4.6 million versus $4.2 million at December 31, 2002.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $184,000 to $4.8 million at June 30, 2003, from $5.0 million at December 31, 2002. The decrease reflected depreciation of equipment and software.

     Other Real Estate Owned:

     The $1.0 million balance of other real estate owned represents two properties. The first is a hotel property acquired in the fourth quarter of 2001, which was originally recorded at a value of $1.9 million. That property was written down to $500,000 in the third quarter of 2002. The other property is a building, which was acquired in the fourth quarter of 2002 and is carried at an estimated realizable value of $515,000. Appraisals for both properties support their carrying values at June 30, 2003.

     Business Owned Life Insurance:

     In the second quarter of 2003, the Company purchased $11.5 million of business owned life insurance to fund employee related liabilities.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Total deposits increased by $6.6 million, or 1.5% to $462.9 million at June 30, 2003, from $456.3 million at December 31, 2002. Average core non-public deposits increased 17%, or $33.9 million more than the prior year period to $238.4 million in the first six months of 2003. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which continue to leave some customers underserved. Time deposits decreased $36.9 million, or 16.5% to $186.4 million at June 30, 2003, versus $223.2 million at the prior year-end. The decline reflects the Company replacing these higher cost deposits with lower cost core deposits.

FHLB Borrowings:

         FHLB borrowings are used to supplement deposit generation. FHLB borrowings totaled $125.0 million at both June 30, 2003 and December 31, 2002. The Company's borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:

         Total shareholders' equity increased $2.7 million to $54.0 million at June 30, 2003, versus $51.3 million at December 31, 2002. This increase was primarily the result of year-to-date 2003 net income of $2.4 million.

Three Months Ended June 30, 2003 Compared to June 30, 2002
----------------------------------------------------------

Results of Operations:

Overview

         The Company's net income increased $230,000, or 25.0% to $1.2 million or $0.17 per diluted share for the three months ended June 30, 2003, compared to $921,000, or $0.14 per diluted share for the prior year comparable period. The 25% improvement in earnings reflected a significant increase in net interest income. Net interest income increased $2.2 million or 35% compared to the prior year period. Interest margins were significantly impacted by prepayments of the residential real estate and mortgage-backed securities portfolios, but the Banks continued reductions in deposit rates, lower cost core deposit growth and increases in short-term loan fees more than offset the impact of those prepayments. Of the approximately $2.9 million increase in net interest income from the short-term loan product, approximately $1.8 million was offset by increased loan loss provisions for that product. Average core non-public deposits increased 19% in the second quarter of 2003 compared to the prior year comparable period. The increases in net interest income resulted in an 149 basis point increase in net interest margin to 5.40% at June 30, 2003 versus 3.91% at June 30, 2002. The provision for loan losses increased $1.0 million between those periods reflecting higher charge-offs principally related to the short-term loan program. Increased revenues from this product more than offset these provisions. The increased net income resulted in a return on average assets and average equity of .70% and 8.60% respectively, in the second quarter compared to .56% and 7.65% respectively for the same period in 2002.

Current Developments

The DE Bank will cease making short-term consumer loans as described in Notes 2 and 3. The termination of this business segment will materially impact earnings and will effect the analysis of the results of operations as described herein.

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

                                               For the three months ended                      For the three months ended
                                                    June 30, 2003                                    June 30, 2002
                                               --------------------------                     ---------------------------
Interest-earning assets:
                                                       Interest                                         Interest
(Dollars in thousands)                   Average        Income/     Yield/              Average          Income/       Yield/
                                         Balance        Expense      Rate               Balance          Expense        Rate
Federal funds sold
and other interest-
earning assets                              84,876          264       1.25%              50,909              224         1.76%
Securities                                  67,323          746       4.43%             111,265            1,625         5.84%
Loans receivable                           463,733       11,543       9.98%             467,343            9,387         8.06%
                                          --------      -------       ----              -------            -----         ----
Total interest-earning assets              615,932       12,553       8.17%             629,517           11,236         7.15%

Other assets                                46,782                                       25,516
                                          --------                                     --------

Total assets                              $662,714                                     $655,033
                                          ========                                     ========

Interest-bearing liabilities:
Demand-non interest
bearing                                   $ 71,936                                     $ 55,253
Demand interest-bearing                     59,924          128       0.86%              44,183              120         1.09%
Money market & savings                     137,568          481       1.40%             105,516              450         1.71%
Time deposits                              195,706        1,603       3.29%             260,318            2,427         3.74%
                                          --------      -------       ----              -------            -----         ----
Total deposits                             465,134        2,212       1.91%             465,270            2,997         2.58%
Total interest-bearing
deposits                                   393,198        2,212       2.26%             410,017            2,997         2.93%
                                          --------      -------       ----              -------            -----         ----

Other borrowings                           131,033        2,048       6.27%             134,212            2,097         6.27%
                                          --------      -------       ----              -------            -----         ----

Total interest-bearing
liabilities                               $524,231      $ 4,260       3.26%             544,229            5,094         3.75%
                                          ========      =======       ====              =======            -----         ----
Total deposits and
other borrowings                           596,167        4,260       2.87%             599,482            5,094         3.41%
                                          --------      -------       ----              -------            -----         ----

Noninterest-bearing
liabilites                                  12,876                                        7,351
Shareholders' equity                        53,671                                       48,200
                                          --------                                     --------
Total liabilities and
shareholders' equity                      $662,714                                     $655,033
                                          ========                                     ========

Net interest income                                     $ 8,293                                          $ 6,142
                                                        =======                                          =======
Net interest spread                                                   5.31%                                              3.75%
                                                                      ====                                               ====

Net interest margin                                                   5.40%                                              3.91%
                                                                      ====                                               ====
Net interest margin not including
short-term loan and tax refund products                               2.63%                                              3.06%
                                                                      ====                                               ====


The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                 Three months ended June 30,
                                                                      2003 versus 2002
                                                                    (dollars in thousands)
                                                                       Due to change in:
                                                   Volume                    Rate                    Total
=============================================================================================================
Interest earned on:

          Federal funds sold                        $ 106                    $ (66)                    $ 40
          Securities                                 (484)                    (395)                    (879)
          Loans                                       (90)                   2,246                    2,156
=============================================================================================================
     Total interest-earning assets                   (468)                   1,785                    1,317

Interest expense of
      deposits
         Interest-bearing demand deposits             (34)                      26                       (8)
         Money market and savings                    (112)                      81                      (31)
         Time deposits                                529                      295                      824
=============================================================================================================
     Total deposit interest expense                   383                      402                      785
         Other borrowings                              50                       (1)                      49
=============================================================================================================
              Total interest expense                  433                      401                      834
=============================================================================================================
Net interest income                                 $ (35)                 $ 2,186                  $ 2,151
=============================================================================================================




      The Company's net interest margin increased 149 basis points to 5.40% for the three months ended June 30, 2003, versus the prior year comparable period. The improvement reflected increased revenue from the short-term loan product, the 19% increase in average lower costing core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment which more than offset the impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans contributed $4.2 million to net interest income in 2003 and 277 basis points to the margin versus $1.3 million and 85 basis points for the prior year comparable period. Excluding the impact of those products, margins decreased to 2.63% in the second quarter of 2003 from 3.06% in the prior year comparable period. That decrease resulted from the negative impact of the historically high residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets improved 102 basis points to 8.17% for the three months ended June 30, 2003, from 7.15% for the prior year comparable period due primarily to increased fees from the short-term loan product. Overall, the average rate paid on interest-bearing liabilities decreased 49 basis points to 3.26% for the three months ended June 30, 2003, from 3.75% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income increased $2.2 million, or 35.0%, to $8.3 million for the three months ended June 30, 2003, from $6.1 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of rate changes of approximately $2.2 million reflecting deposits repricing to lower rates and the positive impact of higher short-term loan fees. Average interest-earning assets decreased $13.6 million, to $615.9 million for the three months ended June 30, 2003, from $629.5 million for the prior year comparable period reflecting lower amounts of securities and residential mortgages outstanding.

         The Company's total interest income increased $1.3 million, or 11.7%, to $12.6 million for the three months ended June 30, 2003, from $11.2 million for the prior year comparable period. Interest and fees on loans increased $2.2 million to $11.5 million for the three months ended June 30, 2003, from $9.4 million for the prior year comparable period. Prepayments in the residential mortgage portfolios which reduced interest income were more than offset by the 6% increase in average commercial loans and the short-term loan product increases noted above. The increases in fees for short-term loans was the principal factor in the increase in yield on loans 192 basis points to 9.98%. Interest and dividend income on investment securities decreased $879,000 to $746,000 for the three months ended June 30, 2003, from $1.6 million for the prior year comparable period. This decline was due principally to the $43.9 million, or 39.5%, decrease in average investment securities outstanding to $67.3 million at June 30, 2003 from $111.3 million for the prior year period. In addition, the average rate earned on investment securities declined 141 basis points to 4.43% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $40,000 as average fed funds sold outstanding increased $34.0 million to $84.9 million as proceeds from maturities and calls of investment securities and residential mortgage prepayments were temporarily invested in federal funds sold. This increase in average offset the lower yields earned on these balances due to the lower interest rate environment.

      The Company's total interest expense decreased $834,000, or 16.4%, to $4.3 million for the three months ended June 30, 2003, from $5.1 million for the prior year comparable period, due to the lower rate environment. The Company repriced deposits, particularly certificates of deposit and was able to lower rates on other non-public core deposits. Interest-bearing liabilities averaged $524.2 million for the three months ended June 30, 2003, versus $544.3 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 49 basis points to 3.26% for the three months ended June 30, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $824,000, or 34.0%, to $1.6 million at June 30, 2003, from $2.4 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 45 basis points to 3.29%. In addition, average certificates of deposit outstanding decreased $64.6 million, or 24.8%, to $195.7 million, for the first quarter ended June 30, 2003, from $260.3 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in non-public core deposits.


         Interest expense on other borrowings, primarily FHLB advances, decreased $49,000 or 2.3% to $2.0 million for the for the three months ended June 30, 2003, compared to $2.1 million for the prior year comparable period. This decrease resulted from a $3.2 million, or 2.4% decline in average other borrowings to $131.0 million at June 30, 2003, versus $134.2 million for the prior year comparable period. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down term borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. These expenses were $93,000 for the three months ended June 30, 2003.

Provision for Loan Losses

         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $1.0 million to $2.3 million for the three months ended June 30, 2003, from $1.2 million for the prior year comparable period. This increase reflected approximately $1.8 million of additional provisions for the short-term consumer loans which were more than offset by related revenues. Partially offsetting the increased short-term loan provisions were lower loan loss provisions for commercial loans as large prior year provisions related to several classified assets were repaid.


Non-Interest Income

       Total non-interest income decreased $572,000, or 53.5% to $497,000 for the three months ended June 30, 2003, versus $1.1 million for the prior year comparable period due primarily to lower loan advisory fees and lower tax refund product revenue.

Non-Interest Expenses

      Total non-interest expenses increased $213,000, or 4.7% to $4.8 million for the three months ended June 30, 2003, from $4.6 million for the prior year comparable period. Salaries and employee benefits increased $172,000 or 7.9%, to $2.4 million for the three months ended June 30, 2003, from $2.2 million for the prior year comparable period. The increase also reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

      Occupancy expense increased $11,000 to $374,000 for the three months ended June 30, 2003, versus $363,000 for the prior year comparable period due primarily to increased rent expense.
     Depreciation expense increased $67,000, or 28.5% to $302,000 for the three months ended June 30, 2003, versus $235,000 for the prior year comparable period reflecting higher depreciation on computer equipment and software purchases required for various loan and deposit applications and for the tax refund anticipation loan product.


      Legal fees decreased $111,000 to $271,000 for the three months ended June 30, 2003, from $382,000 for the prior year comparable period. The decrease reflected lower legal expenses related to loan collections.

      Advertising expense declined $52,000 to $46,000 as the Company reduced the quantity of advertisements in the period.

      Other operating expenses increased $126,000, or 10.2% to $1.4 million for the three months ended June 30, 2003, from $1.2 million for the prior year comparable period. The majority of that increase reflected a charge of $200,000 for severance related costs related to the consolidation of staff positions in several departments. The increase also reflected higher data processing costs related to support for the short-term loan products and higher expenses associated with OREO properties. Prior quarter last year reflected a charge of $195,000 for the write down of a receivable.


Provision for Income Taxes

      The provision for income taxes increased $98,000, or 20.2%, to $583,000 for the three months ended June 30, 2003, from $485,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 33.6% for the three months ended June 30, 2003, versus 34.5% for the prior year comparable period. The decline in tax rate reflected lower state income tax in 2003 which is not deductible for federal tax purposes.

Six Months Ended June 30, 2003 Compared to June 30, 2002
--------------------------------------------------------

Results of Operations:

Overview

         The Company's net income increased $635,000, or 35% to $2.4 million or $0.37 per diluted share for the three months ended June 30, 2003, compared to $1.8 million, or $0.28 per diluted share for the prior year comparable period. The 35% improvement in earnings reflected a significant increase in net interest income. Net interest income increased $5.3 million or 43% compared to the prior year period. Interest margins were significantly impacted by prepayments of the residential real estate and mortgage-backed securities portfolios which lowered net interest income, but continued reductions in deposit rates and increased short-term loan and tax refund product fees more than offset the impact of those prepayments. Of the approximately $6.3 million increase in net interest income from the short-term loan and tax refund products, approximately $4.7 million was offset by increased loan loss provisions. Average core non-public deposits increased 17% in the first six months of 2003 compared to the prior year comparable period. The increases in net interest income resulted in an 171 basis point increase in net interest margin to 5.59% for the six months ended June 30, 2003 versus 3.88% at June 30, 2002. The provision for loan losses increased $3.2 million between those periods reflecting higher charge-offs principally related to the short-term loan and tax refund products partially offset by lower provisions related to the commercial loan portfolio. Increased revenues from the short-term loan and tax refund prodiucts more than offset these provisions. In those periods, operating expenses increased 6%. The increased net income resulted in a return on average assets and average equity of .74% and 9.26% respectively, compared to .56% and 7.65% respectively for the same period in 2002.




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

                                          For the six months ended                           For the six months ended
                                              June 30, 2003                                        June 30, 2002
                            ----------------------------------------------------------------------------------------------------
                                                Interest                                              Interest
                               Average           Income/       Yield/                  Average         Income/        Yield/
(Dollars in thousands)        Balance           Expense        Rate                   Balance         Expense         Rate
                            ----------------------------------------------------------------------------------------------------
Interest-earning assets:
Federal funds sold
and other interest-
earning assets                   76,512               492         1.30%                  45,162             393          1.75%
Securities                       76,158             1,745         4.58%                 115,785           3,371          5.82%
Loans receivable                474,606            23,876        10.14%                 467,253          18,920          8.16%
                               --------           -------         ----                 --------        --------          ----
Total interest-earning assets   627,276            26,113         8.39%                 628,200          22,684          7.27%

Other assets                     40,469                                                  31,128
                               --------                                                --------

Total assets                   $667,745                                                $659,328
                               ========                                                ========

Interest-bearing liabilities:
Demand-non interest
bearing                          74,555                 -                                58,172               -
Demand interest-bearing          58,979               247         0.84%                  45,968             241          1.06%
Money market & savings          129,847               913         1.42%                 100,804             795          1.59%
Time deposits                   207,072             3,471         3.38%                 256,696           5,189          4.08%
                               --------           -------         ----                 --------        --------          ----
Total deposits                  470,453             4,631         1.99%                 461,640           6,225          2.72%

Total interest-bearing
deposits                        395,898             4,631         2.36%                 403,468           6,225          3.11%
                               --------           -------         ----                 --------        --------          ----
Other borrowings                132,959             4,089         6.20%                 140,235           4,317          6.21%
                               --------           -------         ----                 --------        --------          ----

Total interest-bearing
liabilities                    $528,857           $ 8,720         3.33%                $543,703        $ 10,542          3.91%
                               ========           =======         ====                 ========        ========          ====

Total deposits and
other borrowings                603,412             8,720         2.91%                 601,875          10,542          3.53%
                               --------           -------         ----                 --------        --------          ----

Noninterest-bearing
liabilites                       11,105                                                   9,797
Shareholders' equity             53,228                                                  47,656
                               --------                                                --------
Total liabilities and
shareholders' equity           $667,745                                                $659,328
                               ========                                                ========
Net interest income                              $ 17,393                                              $ 12,142
                                                 ========                                              ========

Net interest spread                                               5.48%                                                  3.75%
                                                                  ====                                                   ====

Net interest margin                                               5.59%                                                  3.88%
                                                                  ====                                                   ====
Net interest margin not including
short-term loan and rax refund products                           2.71%                                                  3.02%
                                                                  ====                                                   ====




The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                          Six months ended June 30,
                                                                               2003 versus 2002
                                                                           (dollars in thousands)
                                                                              Due to change in:
                                                          Volume                    Rate                    Total
======================================================================================================================
Interest earned on:
          Federal funds sold                                  $ 202                   $ (103)                   $ 99
          Securities                                           (908)                    (718)                 (1,626)
          Loans                                                 370                    4,586                   4,956
======================================================================================================================
     Total interest-earning assets                             (336)                   3,765                   3,429

Interest Expense of
      Deposits
         Interest-bearing demand deposits                       (54)                      48                      (6)
         Money market and savings                              (204)                      86                    (118)
         Time deposits                                          832                      886                   1,718
======================================================================================================================
     Total deposit interest expense                             574                    1,020                   1,594
         Other borrowed funds                                   224                        4                     228
======================================================================================================================
              Total interest expense                            798                    1,024                   1,822
======================================================================================================================
Net interest income                                           $ 462                  $ 4,789                 $ 5,251
======================================================================================================================


      The Company's net interest margin increased 171 basis points to 5.59% for the six months ended June 30, 2003, versus the prior year comparable period. The improvement reflected increased revenue from the short-term loan and tax refund products, the 17% increase in average lower costing core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment which more than offset the impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans and tax refund anticipation loans contributed $8.9 million to net interest income in 2003 and 288 basis points to the margin versus $2.6 million and 86 basis points for the prior year comparable period. Excluding the impact of those products, margins decreased to 2.71% in the first six months of 2003 from 3.02% in the prior year comparable period. That decrease reflected the impact of the historically high residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets improved 112 basis points to 8.39% for the six months ended June 30, 2003, from 7.27% for the prior year comparable period due primarily to increased fees from short-term loan and tax refund products. Overall, the average rate paid on interest-bearing liabilities decreased 58 basis points to 3.33% for the six months ended June 30, 2003, from 3.91% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income increased $5.3 million, or 43.3%, to $17.4 million for the three months ended June 30, 2003, from $12.1 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due to the positive effect of rate changes of approximately $4.8 million reflecting deposits repricing to lower rates and the positive impact of higher short-term consumer loan and tax refund anticipation loan fees. The positive variance of $462,000 related to volume reflects fewer certificates of deposit outstanding during the period.

      The Company's total interest income increased $3.4 million, or 15.1%, to $26.1 million for the six months ended June 30, 2003, from $22.7 million for the prior year comparable period. Interest and fees on loans increased $5.0 million, or 26.2% to $23.9 million for the six months ended June 30, 2003, from $18.9 million for the prior year comparable period. Prepayments in the residential mortgage portfolios which reduced interest income were more than offset by the 6% increase in average commercial and construction loans and the short-term consumer loan and tax refund product increases noted above. The increases in fees for short-term and tax refund loans are the principal factors in the increase in yield on loans of 198 basis points to 10.14%. Interest and dividend income on investment securities decreased $1.6 million, or 48.2% to $1.7 million for the six months ended June 30, 2003, from $3.4 million for the prior year comparable period. This decline was due principally to the $39.6 million, or 34.2%, decrease in average investment securities outstanding to $76.2 million at June 30, 2003 from $115.8 million for the prior year period. In addition, the average rate earned on investment securities declined 124 basis points to 4.58% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $99,000 as average fed funds sold outstanding increased $31.3 million to $76.5 million as proceeds from maturities and calls of investment securities and residential mortgage prepayments had to be invested in federal funds sold. This increase in average offset the lower yields earned on these balances due to the lower interest rate environment.

      The Company's total interest expense decreased $1.8 million, or 17.3%, to $8.7 million for the six months ended June 30, 2003, from $10.5 million for the prior year comparable period, due to the lower rate environment as the Company repriced deposits, particularly certificates of deposit and was able to lower rates on other non-public core deposits. Interest-bearing liabilities averaged $528.9 million for the six months ended June 30, 2003, versus $543.7 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 58 basis points to 3.33% for the six months ended June 30, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $1.7 million, or 33.1%, to $3.5 million at June 30, 2003, from $5.2 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 70 basis points to 3.38%. In addition, average certificates of deposit outstanding decreased $49.6 million, or 19.3%, to $207.1 million, for the six months ended June 30, 2003, from $256.7 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in non-public core deposits.


         Interest expense on other borrowings, primarily FHLB advances, decreased $228,000 or 5.3% to $4.1 million for the six months ended June 30, 2003, compared to $4.3 million for the prior year comparable period. This decrease resulted from a $7.3 million, or 5.2% decline in average other borrowings to $133.0 million at June 30, 2003, versus $140.2 million for the prior year comparable period. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down term borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. Those expenses were $186,000 for the six months ended June 30, 2003.

Provision for Loan Losses


         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $3.2 million to $5.7 million for the six months ended June 30, 2003, from $2.5 million for the prior year comparable period. This increase reflected approximately $4.7 million of additional provisions for the short-term consumer tax refund anticipation loan products which were more than offset by related revenues. Partially offsetting the increased short-term loan provisions were lower loan loss provisions as prior year included large provisions related to several classified assets that have now been repaid.


Non-Interest Income

       Total non-interest income decreased $612,000, or 30.6% to $1.4 million for the six months ended June 30, 2003, versus $2.0 million for the prior year comparable period due primarily to lower loan advisory fees and lower tax refund product revenue.

Non-Interest Expenses

      Total non-interest expenses increased $514,000, or 5.8% to $9.4 million for the six months ended June 30, 2003, from $8.9 million for the prior year comparable period. Salaries and employee benefits increased $409,000 or 9.1%, to $4.9 million for the six months ended June 30, 2003, from $4.5 million for the prior year comparable period. The increase reflected operational support for the tax refund and short-term consumer loan products, business development efforts and normal merit increases.

      Occupancy expense increased $48,000 to $759,000 for the six months ended June 30, 2003, versus $711,000 for the prior year comparable period due primarily to increased rent and repairs and maintenance expense.


     Depreciation expense increased $118,000, or 24.6% to $597,000 for the six months ended June 30, 2003, versus $479,000 for the prior year comparable period reflecting higher depreciation on computer equipment and software purchases required for various loan and deposit applications and for the tax refund anticipation loan product.


      Legal fees decreased $216,000, or 29.7% to $511,000 for the six months ended June 30, 2003, from $727,000 for the prior year comparable period. This decrease reflected lower legal expenses related to loan collections.

      Advertising expense declined $141,000 to $118,000 as the Company reduced the number of advertisements during the period.

      Other operating expenses increased $296,000, or 13.4% to $2.5 million for the six months ended June 30, 2003, from $2.2 million for the prior year comparable period. The majority of that increase reflected a charge of $200,000 for severance related costs related to the consolidation of staff positions in several departments. The increase also reflected higher data processing costs related to support for the short-term loan products and higher expenses associated with OREO properties. Prior year included a charge of $195,000 for the write down of a receivable.

Provision for Income Taxes

      The provision for income taxes increased $321,000, or 33.9%, to $1.3 million for the six months ended June 30, 2003, from $946,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 34.1% for the three months ended June 30, 2003, versus 34.3% for the prior year comparable period.


Commitments, Contingencies and Concentrations


      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $70.2 million at June 30, 2003. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $63.1 million and $52.3 million and standby letters of credit of approximately $7.1 million and $7.2 million at June 3, 2003, and December 31, 2002, respectively.

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

        At June 30, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $148.6 million, which represented 31.9% of gross loans receivable at June 30, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

         Regulatory Matters



         The following table presents the Company's capital regulatory ratios at June 30, 2003, and December 31, 2002:

                                                      Actual                 For Capital                 To be well
                                                                       Adequacy purposes            capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At June 30, 2003
     Total risk based capital
         Republic First Bank                 $55,676          13.76%        $32,359        8.00%      $40,448       10.00%
         First Bank of Delaware                7,029          20.17%          2,789        8.00%        3,486       10.00%
         Republic First Bancorp,              64,201          14.69%         34,969        8.00%            -       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  50,594          12.51%         16,179        4.00%       24,269        6.00%
         First Bank of Delaware                6,590          18.91%          1,394        4.00%        2,091        6.00%
         Republic First Bancorp,              58,706          13.43%         17,485        4.00%            -        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  50,594           8.29%         30,508        5.00%       30,508        5.00%
         First Bank of Delaware                6,590          12.74%          2,586        5.00%        2,586        5.00%
         Republic First Bancorp,              58,706           8.88%         33,062        5.00%            -         N/A
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

      The Company's most liquid assets totaled $100.7 million at June 30, 2003, compared to $72.8 million at December 31, 2002, due to an increase in federal funds sold and cash and due from banks. Loan maturities and repayments are a primary source of asset liquidity. At June 30, 2003, the Company estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2003. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.


     Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, buying federal funds and utilizing the facilities of the FHLB. At June 30, 2003, the PA Bank had $87.1 million in unused lines of credit available under arrangements with the FHLB and correspondent banks compared to $109.0 million at December 31, 2002. These lines of credit enable the PA Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.


      At June 30, 2003, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $70.2 million. Certificates of deposit scheduled to mature in one year totaled $131.4 million at June 30, 2003, and no borrowings were scheduled to mature within that period. The Company anticipates that it will have sufficient funds available to meet its current commitments. The PA Bank has $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit from a correspondent to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million at June 30, 2003. As noted previously, the PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $202.1 million. As of June 30, 2003, and December 31, 2002, the PA Bank had borrowed $125.0 million, respectively, under these lines of credit. Securities also represent a primary source of liquidity for the Banks.
Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

         At June  30,  2003,  the  Company  had  identified  certain  investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $52.2 million and $53.7 million as of June 30, 2003, respectively. The net unrealized gain on securities available for sale as of that date was $1.5 million.

Loan Portfolio

         The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $3,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $9.0 million at June 30, 2003. Individual customers may have several loans often secured by different collateral. The aggregate amount of those relationships that exceeded $5.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at June 30, 2003, was $13.5 million.

         Total loans increased $2.5 million, to $466.2 million at June 30, 2003, from $463.7 million at December 31, 2002. Commercial loan and construction loans increased $34.3 million due to increased volume in the commercial real estate and commercial and industrial loan portfolios. This offset a decline in the residential real estate mortgage portfolio of $27.0 million which reflected historically high prepayments in that portfolio resulting from the lower rate environment. Short-term loans declined $4.2 million reflecting the decision to participate a majority of these loans to independent third party investors.



The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                     As of June 30, 2003                              As of December 31, 2002
                                        -------------------------------------------------------------------------------------------
                                           Balance                  % of Total              Balance                     % of Total
                                        -------------------------------------------------------------------------------------------
Commercial:
   Real estate secured                      $ 360,364                     77.3               $ 329,570                    71.1
   Non real estate secured                     57,870                     12.4                  54,163                    11.7
   Unsecured                                    8,297                      1.8                   8,513                     1.8
                                        -------------------------------------------------------------------------------------------
                                              426,531                     91.5                 392,246                    84.6

Residential real estate                        24,257                      5.2                  51,265                    11.1
Consumer, short-term &  other                  15,408                      3.3                  20,178                     4.3
                                        -------------------------------------------------------------------------------------------
Total loans                                   466,196                   100.0%                 463,689                  100.0%

Less allowance for loan losses                 (7,876)                                          (6,642)
                                            ---------                                        ---------

Net loans                                   $ 458,320                                        $ 457,047
                                            =========                                        =========



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



The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                                June 30,             December 31,
                                                                  2003                   2002
                                                  ---------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                     $5,326                 $4,051
Non-accrual loans                                                 2,942                  2,972
                                                  ---------------------------------------------
Total non-performing loans (1)                                    8,268                  7,023
Other real estate owned                                           1,015                  1,015
                                                  ---------------------------------------------
Total non-performing assets (2)                                  $9,283                 $8,038
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                         1.77%                  1.51%
Non-performing assets as a percentage of total
   assets                                                         1.41%                  1.24%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).


         Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2003, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.


          The recorded investment in loans which are impaired totaled $2.9 million at June 30, 2003, and $3.0 million at December 31, 2002, and the amount of such valuation allowances were $750,000 and $665,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At June 30, 2003, and December 31, 2002, internally classified accruing substandard loans totaled approximately $15.0 million and $12.9 million respectively; and doubtful loans totaled approximately $834,000 and $493,000 respectively. There were no loans classified as loss at those dates.



      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at June 30, 2003 and December 31, 2002, in the aggregate principal amount of $1.2 million for both periods; and (ii) 60 to 89 days past due, at June 30, 2003 and December 31, 2002, in the aggregate principal amount of $1.1 million and $2.6 million, respectively.


         At June 30, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $148.6 million, which represented 31.9% of gross loans receivable at June 30, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Other Real Estate Owned:

      At the beginning of 2002, the company had one other real estate owned property with a carrying value of $1.9 million. That property was subsequently written down to a carrying value of $500,000 in the third quarter of 2002. In the fourth quarter of 2002, the Company charged off $2.2 million of a $2.7 million loan to one borrower, which had been placed on non-accrual status in the second quarter of 2002. The Company was able to recover approximately $700,000 related to this loan in the second quarter of 2003 and continues to pursue further recovery opportunities, but the amount and timing of any such recoveries can not be predicted. After the $2.2 million charge-off, the remainder of the balance totaling $515,000 was transferred to other real estate owned. The $500,000 and $515,000 comprise the balance of other real estate owned at June 30, 2003, and December 31, 2002.


         At June 30, 2003, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the six months ended June 30, 2003, and 2003, and the twelve months ended December 31, 2002 is as follows:



                                             For the six months       For the twelve months       For the six months
                                                    ended                     ended                     ended
(dollars in thousands)                          June 30, 2003           December 31, 2003           June 30, 2002
                                            ----------------------    -----------------------   -----------------------
Balance at beginning of period ..........               $  6,642                $  5,431                $  5,431
Charge-offs:
 Commercial and construction ............                      1                   2,542                      91
  Short-term loans ......................                  4,153                   1,670                   1,067
  Tax refund loans ......................                  1,393                       -                       -
 Consumer ...............................                      -                       3                       4
                                                        --------                --------                --------

      Total charge-offs .................                  5,547                   4,215                   1,162
                                                        --------                --------                --------
Recoveries:
  Commercial and construction ...........                    750                     123                       9
  Short-term loans ......................                      -                       -                       -
  Tax refund loans ......................                    333                       -                       -
  Consumer ..............................                      -                       -                       -
                                                        --------                --------                --------

      Total recoveries ..................                  1,083                     123                       9
                                                        --------                --------                --------

Net charge-offs .........................                  4,464                   4,092                   1,153
                                                        --------                --------                --------

Provision for loan losses ...............                  5,698                   5,303                   2,529
                                                        --------                --------                --------

   Balance at end of period .............               $  7,876                $  6,642                $  6,807
                                                        ========                ========                ========

   Average loans outstanding (1) ........               $474,606                $468,239                $467,253
                                                        ========                ========                ========


As a percent of average loans (1):
   Net charge-offs (annualized) .........                   1.88%                   0.87%                   0.49%

   Provision for loan losses ............                   1.20%                   1.13%                   0.54%

   Allowance for loan losses ............                   1.66%                   1.42%                   1.46%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ........................                   1.69%                   1.43%                   1.43%

   Total non-performing loans at period
      end ...............................                  95.26%                  94.57%                  69.93%

(1) Includes nonaccruing loans.

         The increase in net charge-offs reflects the increased volume in short-term loan and tax refund loans and was more than offset with revenue increases. Excluding these loans, net charge-offs to average loans were (.16%) for the first six months of 2003, 0.52% for the year ended December 31, 2002 and ..02% for the first six months of 2002.

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

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at June 30, 2003. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2003, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $426.5 million, $24.3 million and $15.4 million.

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

ITEM 3:           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk Management


         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report on Form 10-K filed with the SEC.



Item 4.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, haS conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

(b)  Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part II  Other Information

 Item 1: LEGAL PROCEEDINGS
         -----------------

                  None.

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

                  None.

Item 3:  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

                  None.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  None.

Item 5:  OTHER INFORMATION
         -----------------

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by
Section 906 of the Sarbanes-Oxley Act of 2003.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

Exhibit No.
-----------

10       Material Contracts.- None

21       Subsidiaries of the Company
         Republic First
         First Bank of Delaware

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1     Section   1350   certifications   pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934.

         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes hereto.

         **Incorporated by reference in the Company's Form 10-K, filed March 13, 2003.

Reports on Form 8-K and 8-KA

Press release dated July 21, 2003.
Other events dated June 27, 2003

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

Dated: August 14, 2003