Form 10-Q
period 2003-09-30
REPUBLIC FIRST BANCORP INC
filed 2003-11-14
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2003

                        Commission File Number: 000-17007

                          Republic First Bancorp, Inc.
                          ----------------------------
           (Exact name of business issuer as specified in its charter)


          23-2486815                                     Pennsylvania
     ---------------------------               -------------------------------
     IRS Employer Identification               (State or other jurisdiction of
            Number                               incorporation or organization)



              1608 Walnut Street, Philadelphia, Pennsylvania     19103
              ----------------------------------------------    --------
               (Address of principal executive offices)        (Zip code)

                                  215-735-4422
                -------------------------------------------------
              (Registrant's telephone number, including area code)

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

              6,692,231 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2003

                                  Page 1 of 39

                        Exhibit index appears on page 38




                                TABLE OF CONTENTS
                               -------------------


                                                                                               Page
Part I:  Financial Information                                                                 ----

Item 1: Financial Statements (unaudited)                                                          3

Item 2:   Management's Discussion and Analysis of Financial Condition and                        15
          Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk                              37

Item 4:  Controls and Procedures                                                                 37

Part II: Other Information

Item 1: Legal Proceedings                                                                        38

Item 2: Changes in Securities and Use of Proceeds                                                38

Item 3: Defaults Upon Senior Securities                                                          38

Item 4: Submission of Matters to a Vote of Security Holders                                      38

Item 5: Other Information                                                                        38

Item 6: Exhibits, Reports on Form 8-K and Certifications                                         38






                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:     Financial Statements
            --------------------

                                                                                                                        Page Number
                                                                                                                        -----------

(1)   Consolidated Balance Sheets as of September 30, 2003, (unaudited) and December 31, 2002......................          4

(2) Consolidated Statements of Income for the three and nine months ended
      September 30, 2003, and 2002(unaudited)......................................................................          5

(3) Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2003, and 2002(unaudited)......................................................................          6

(4)   Notes to Consolidated Financial Statements...................................................................          7




                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 as of September 30, 2003 and December 31, 2002
                     dollars in thousands, except share data

ASSETS:                                                                      September 30, 2003              December 31, 2002
                                                                           ---------------------         ------------------------
                                                                                (unaudited)
Cash and due from banks                                                                $ 27,381                         $ 18,114
Interest bearing deposits with banks                                                      3,617                            3,570
Federal funds sold and interest-bearing deposits with banks                              63,921                           51,126
                                                                           ---------------------         ------------------------
Total cash and cash equivalents                                                          94,919                           72,810

Other interest-earning restricted cash                                                    3,584                            4,228
Investment securities available for sale, at fair value                                  41,710                           87,291
Investment securities held to maturity at amortized cost
     (Fair value of $9,034 and $9,297,  respectively)                                     8,992                            9,270

Loans receivable (net of allowance for loan losses of
     $8,731 and $6,642, respectively)                                                   463,044                          457,047

Premises and equipment, net                                                               4,820                            5,000
Other real estate owned                                                                   1,015                            1,015
Accrued interest receivable                                                               3,399                            3,777
Business owned life insurance                                                            11,653                                -
Other assets                                                                             11,631                            7,254
                                                                           ---------------------         ------------------------

Total Assets                                                                          $ 644,767                        $ 647,692
                                                                           =====================         ========================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                          $ 84,283                         $ 59,194
Demand - interest-bearing                                                                59,111                           54,653
Money market and savings                                                                123,452                          119,213
Time under $100,000                                                                     115,566                          139,356
Time $100,000 or more                                                                    65,201                           83,886
                                                                           ---------------------         ------------------------
    Total Deposits                                                                      447,613                          456,302

FHLB Advances                                                                           125,000                          125,000
Accrued interest payable                                                                  3,220                            3,596
Other liabilities                                                                         7,968                            5,518
Corporation-obligated-mandatorily redeemable capital
    securities of subsidiary trust holding solely junior
    obligations of the corporation
                                                                                          6,000                            6,000
                                                                           ---------------------         ------------------------

Total Liabilities                                                                       589,801                          596,416
                                                                           ---------------------         ------------------------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 6,667,481 as of
    September 30, 2003 and 6,405,592 as of December 31, 2002                                 67                               64
Additional paid in capital                                                               33,226                           32,305
Retained earnings                                                                        22,437                           18,760
Treasury stock at cost (175,172 shares)                                                  (1,541)                          (1,541)
Accumulated other comprehensive income                                                      777                            1,688
                                                                           ---------------------         ------------------------
Total Shareholders' Equity                                                               54,966                           51,276
                                                                           ---------------------         ------------------------
Total Liabilities and Shareholders' Equity                                            $ 644,767                        $ 647,692
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


                                                                    Quarter to Date                    Year to Date
                                                                     September 30                      September 30
                                                                     ------------                      ------------
                                                                 2003            2002              2003            2002
                                                                 ----            ----              ----            ----
Interest income:
   Interest and fees on loans                                  $7,339          $9,204           $31,215         $28,124
   Interest and dividend income on federal
       funds sold and other interest-earning balances             243             192               735             584
   Interest and dividends on investment securities                586           1,538             2,331           4,910
                                                        --------------    ------------      ------------   -------------
   Total interest income                                        8,168          10,934            34,281          33,618
                                                        --------------    ------------      ------------   -------------

Interest expense:
   Demand interest-bearing                                        108             123               355             363
   Money market and savings                                       403             582             1,316           1,378
   Time under $100,000                                            976           1,396             3,263           4,650
   Time $100,000 or more                                          521             749             1,705           2,684
   Other borrowed funds                                         2,079           2,076             6,168           6,393
                                                        --------------    ------------      ------------   -------------
   Total interest expense                                       4,087           4,926            12,807          15,468
                                                        --------------    ------------      ------------   -------------
Net interest income                                             4,081           6,008            21,474          18,150
Provision for loan losses                                         647             965             6,345           3,493
                                                        --------------    ------------      ------------   -------------
Net interest income after provision
     for loan losses                                            3,434           5,043            15,129          14,657
                                                        --------------    ------------      ------------   -------------

Non-interest income:
    Loan advisory and servicing fees                              167             357               462             989
    Service fees on deposit accounts                              410             322             1,062             920
    Short-term loan fee income                                  2,051               -             2,051               -
    Tax refund products                                            38              26               410             760
    Other income                                                  160              19               233              59
                                                        --------------    ------------      ------------   -------------
                                                                2,826             724             4,218           2,728
                                                        --------------    ------------      ------------   -------------
Non-interest expenses:
   Salaries and benefits                                        2,311           2,170             7,202           6,652
   Occupancy                                                      371             363             1,129           1,074
   Depreciation                                                   304             278               901             757
   Legal                                                          249             454               759           1,181
   Advertising                                                     21             100               140             359
   Other real estate owned                                         59           1,391               178           1,407
   Other expenses                                               1,106             903             3,488           2,983
                                                        --------------    ------------      ------------   -------------
                                                                4,421           5,659            13,797          14,413
                                                        --------------    ------------      ------------   -------------

Income before income taxes                                      1,839             108             5,550           2,972
Provision for income taxes                                        606              42             1,873           1,097
                                                        --------------    ------------      ------------   -------------

Net income                                                     $1,233             $66            $3,677          $1,875
                                                        ==============    ============      ============   =============

Net income per share:

Basic                                                           $0.19           $0.01             $0.57           $0.30
                                                        ==============    ============      ============   =============

Diluted                                                         $0.18           $0.01             $0.55           $0.29
                                                        --------------    ------------      ------------   -------------


                (See notes to consolidated financial statements)


                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                              Dollars in thousands
                                   (unaudited)
                                                                          2003              2002
                                                                      -------------     -------------
Cash flows from operating activities:
         Net income                                                        $ 3,677           $ 1,875
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                     6,345             3,493
               Write down of other real estate owned                             -             1,357
               Depreciation                                                    901               757
               Amortization of discounts on investment securities              327               337
               Increase in value of business owned life insurance             (153)                -
               Increase in other assets                                     (3,531)           (2,289)
               Increase (decrease) in accrued expenses
                  and other liabilities                                      2,074            (1,292)
                                                                      -------------     -------------
         Net cash provided by operating activities                           9,640             4,238
                                                                      -------------     -------------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                             (2,461)             (966)
               Available for sale                                           (5,554)          (10,356)
         Proceeds from principal receipts, calls and maturities of securities:
               Held to maturity                                              2,739             3,342
               Available for sale                                           49,428            26,405
         Net  increase in loans                                            (12,342)           (2,112)
         Decrease in other interest-earning restricted cash                    644               635
         Purchase of business owned life insurance                         (11,500)                -
         Premises and equipment expenditures                                  (721)             (474)
                                                                      -------------     -------------
         Net cash provided by investing activities                          20,233            16,474
                                                                      -------------     -------------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                           924                71
         Net increase in demand, money market and savings deposits          33,786            47,972
         Repayment of long-term borrowings                                       -           (17,500)
         Net decrease in time deposits                                     (42,474)          (30,616)
                                                                      -------------     -------------
         Net cash used in financing activities                              (7,764)              (73)
                                                                      -------------     -------------
Increase in cash and cash equivalents                                       22,109            20,639
Cash and cash equivalents, beginning of period                              72,810            41,420
                                                                      -------------     -------------
Cash and cash equivalents, end of period                                  $ 94,919          $ 62,059
                                                                      =============     =============
Supplemental disclosure:
         Interest paid                                                    $ 13,183          $ 15,969
                                                                      =============     =============
         Taxes paid                                                        $ 1,950           $ 3,650
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

      On June 1, 1999, the Company opened the DE Bank located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The DE Bank offers substantially the same services and financial products as the PA Bank, but additionally offers national consumer products to the underbanked consumer, including short-term consumer loans and tax refund products.

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

Note 2:  Current Developments:

      An 8-K was filed by the Company on October 2, 2003 which disclosed that effective October 1, 2003, the DE Bank terminated its membership in the Federal Reserve System and would therefore be regulated by the Federal Deposit Insurance Corporation ("FDIC") and it is expected that the PA Bank will terminate its membership and will begin to be regulated by the FDIC in the near future. As part of the transition, the DE Bank entered into a Memorandum of Understanding with the FDIC and Office of the State Bank Commissioner ("Delaware Commissioner") which requires, among other things, that in the event the FDIC and Delaware Commissioner determine that the short-term consumer loan program of the DE Bank is not operated in a safe and sound manner, the DE Bank will cease making those loans. Thereafter, the Board of Directors of the DE Bank determined to continue the short-term loan program in accordance with the provisions of the guidelines issued by the FDIC and the laws and regulations of the State of Delaware. The Company believes the continuation of the national consumer lending programs including the short-term loan program will have a positive material effect on the earnings of the Company. During the third quarter of 2003, the DE Bank reduced the number of short-term loan servicers it contracts with and the number of states that it currently serves. As of October 31, 2003, the DE Bank contracts with three servicers and operates in Georgia, Texas, Ohio, Arizona, and California.

Note 3:  Summary of Significant Accounting Policies:


      Basis of Presentation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the PA Bank and the DE Bank. Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

      Short-term consumer loans were first offered through the DE Bank in 2001. At September 30, 2003, there was approximately $981,000 of short-term consumer loans outstanding, which were originated in North Carolina, Texas, California, Georgia, Arizona, and Ohio. Effective in the third quarter of 2003, the DE Bank began to sell a majority of these loans to independent third parties and retains a portion of the interest income, which the DE Bank classifies as non-interest income. The Company evaluated these sales and determined that these transactions qualify as sales under FAS 140. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Effective June 23, 2003, the DE Bank ceased selling participations in the short-term consumer loans to the PA Bank.


      In 2001, the DE Bank began offering two tax refund products to customers of Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider which prepares and electronically files federal and state income tax returns and the DE Bank offers certain Liberty Tax Service customers accelerated refunds ("Tax Refund Products"). Prior to the incorporation of the DE Bank, the PA Bank for many years offered tax refund products. Tax Refund Products consist of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs"). There can be no assurance that revenues from these products will continue to grow or be maintained at current levels in future periods.

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

      The Company accounts for short-term loan fee income as follows: For loans that are retained on the books of the DE Bank, or prior to June 30, 2003 on the PA Bank's books, fees earned are recorded as interest income. For loans that are participated to independent third parties, the DE Bank records any fees associated with these loans as fee income in the non-interest income category. This reflects that no asset is retained on the books of the DE Bank.

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

      At September 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).


                                                                           Stock Based Compensation

(dollar amounts in thousands)                                   Three months ended            Nine months ended
                                                                  September 30,                  September 30,
                                                         ----------------------------   ----------------------------
                                                             2003           2002           2003            2002
                                                         -------------  -------------   ------------    ------------
Net income as reported                                        $ 1,233           $ 66        $ 3,677         $ 1,875

Less: Stock based compensation costs determined
under fair value method for all awards                              -              -           (102)           (332)
                                                         -------------  -------------   ------------    ------------
Net income, proforma                                     $      1,233   $          66   $      3,575   $      1,543
                                                         =============  =============   ============    ============

Earnings per common share-basic: As reported                   $ 0.19         $  0.01         $ 0.57         $ 0.30
                                       Pro-forma         -------------  -------------   ------------    ------------
                                                               $ 0.19         $  0.01         $ 0.56         $ 0.25
                                                         -------------  -------------   ------------    ------------

Earnings per common share-diluted: As reported                 $ 0.18         $  0.01         $ 0.55         $ 0.29
                                       Pro-forma         -------------  -------------   ------------    ------------
                                                               $ 0.18         $  0.01         $ 0.54         $ 0.24
                                                         -------------  -------------   ------------    ------------





      The Company granted 56,667 and 128,167 options during the nine months ended September 30, 2003 and 2002, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yields of 0% for both periods; expected volatility of 31% for 2003 and 35% for 2002; risk-free interest rates of 4.0% and 4.7%, respectively and an expected life of 5.0 years for both periods.

Note 4:  Significant Accounting Pronouncements

      The Company adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability, except for the initial fees received, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 are $3.6 million and they expire through 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

      In November 2001, the Company, through Sandler O'Neill and Partners, issued trust preferred securities. Management has determined that the Trust qualify as variable interest entities under FIN 46. The Trust issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust holds, as their sole assets, subordinated debentures issued by the Company in November 2001. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by The Trust on the mandatorily redeemable preferred stock. The Trust is currently included in the Company's consolidated financial statements. Management believes that the Trust should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to the Trust become available, management will reevaluate its conclusion that the Trust should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

      The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations. Adoption of FAS 149 did not have a material impact on the Company's financial statements.

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

Acquired Loans
--------------

      In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the
Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments recieveable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluation the provisions of SOP 03-3.


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


Note 6:  Segment Reporting

      The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. The Company has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. The Company additionally offers national consumer products to the underbanked consumer including tax refund products and short-term consumer loans. Tax refund products are comprised of accelerated check refunds and refund anticipation loans offered by the DE Bank on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered by the DE Bank, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the nine months ended September 30, 2003 and 2002, is as follows:



                                     As of and for the nine months ended
September 30, 2003
(dollars in thousands)                                                                            Short-term
                                   Republic First         First Bank of         Tax Refund         Consumer
                                        Bank               Delaware              Products           loans              Total
                                   -----------------     -------------       -----------------   -------------     ---------------
Net interest income                        $ 11,351           $ 1,146                 $ 1,191         $ 7,786            $ 21,474
Provision for loan losses                        60                91                   1,042           5,152               6,345
Non-interest income                           1,559               198                     410           2,051               4,218
Non-interest expenses                        10,688             1,142                     545           1,422              13,797

Net income                                  $ 1,472              $ 73                     $ 9         $ 2,123             $ 3,677
                                   =================     =============       =================   =============     =================

Selected Balance Sheet Accounts:

Total assets                                594,353            42,705                       -           7,709             644,767
Total loans                                 440,611            30,183                       -             981             471,775
Total deposits                              411,686            35,927                       -               -             447,613

September 30, 2002
(dollars in thousands)                                                                            Short-term
                                   Republic First           First Bank of       Tax Refund         Consumer
                                        Bank               Delaware              Products           loans              Total
                                   -----------------     -------------       -----------------   -------------     ---------------
Net interest income (expense)              $ 13,730             $ 936           $         (21)        $ 3,505            $ 18,150
Provision for loan losses                     2,300                10                       -           1,183               3,493
Non-interest income                           1,575               393                     760               -               2,728
Non-interest expenses                        12,186             1,122                     376             729              14,413

Net income                                    $ 548             $ 132                   $ 219           $ 976             $ 1,875
                                   =================     =============       =================   =============     =================

Selected Balance Sheet Accounts:

Total assets                              $ 611,778          $ 39,090                     $ -         $ 4,201           $ 655,069
Total loans                                 432,508            26,424                       -           3,576             462,508
Total deposits                              433,180            31,393                       -               -             464,573




                                   As of and for the three months ended
September 30, 2003
(dollars in thousands)

                                                                                Short-term
                                Republic First    First Bank of  Tax Refund     Consumer
                                     Bank          Delaware        Products       loans        Total
                              -----------------   ------------ -----------   ------------   ---------
Net interest income                  $  3,599     $    407     $     --      $     75     $  4,081
Provision for loan losses                  --           30           --           617          647
Non-interest income                       687           51           37         2,051        2,826
Non-interest expenses                   3,470          376          145           430        4,421

Net income (loss)                    $    563     $     32     $    (68)     $    706     $  1,233
                                     ========     ========     ========      ========     ========

Selected Balance Sheet Accounts:

Total assets                          594,353       42,705         --           7,709      644,767
Total loans                           440,611       30,183         --             981      471,775
Total deposits                        411,686       35,927         --            --        447,613

September 30, 2002
(dollars in thousands)

                                                                                     Short-term
                                 Republic First       First Bank of   Tax Refund      Consumer
                                      Bank             Delaware         Products        loans         Total
                                ------------------     ------------- -----------   -------------   ---------
Net interest income                $   4,797         $     323     $      --      $     888     $   6,008
Provision for loan losses                700                --            --            265           965
Non-interest income                      544               154            26             --           724
Non-interest expenses                  4,924               347           119            269         5,659

Net income (loss)                  $    (190)        $      79     $     (57)     $     234     $      66
                                   =========         =========     =========      =========     =========

Selected Balance Sheet Accounts:

Total assets                         $ 611,778         $  39,090     $    --        $   4,201     $ 655,069
Total loans                            432,508            26,424          --            3,576       462,508
Total deposits                         433,180            31,393          --             --         464,573



Note 7:      Earnings Per Share:

      Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At September 30, 2003, and 2002, respectively, there were 0 and 211,507 of stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. These CSEs, however, may become dilutive in the future.

           The following table is a comparison of EPS for the three months ended September 30, 2003, and 2002.


                                                     Quarter to Date                                 Year to Date
                                               2003                    2002                    2003                     2002
Net Income
                                       $1,233,000                $66,000               $3,677,000              $1,875,000

                                                      Per                     Per                     Per                      Per
                                        Shares       Share      Shares       Share      Shares       Share      Shares        Share
                                      ----------------------------------------------------------------------------------------------
Weighted average shares
For period                              6,492,309               6,215,836               6,402,933               6,199,395
Basic EPS                                            $0.19                     $0.01                 $0.57                   $0.30
Add common stock equivalents

representing dilutive stock options       308,660                 216,187                 279,433                 248,435
                                          -------                 -------                 -------                 -------
Effect on basic EPS of dilutive CSE                 $(0.01)                     -                   $(0.02)                 $(0.01)
                                                    -------                                         -------                 --------
Equals total weighted average
shares and CSE (diluted)                6,800,969               6,432,023               6,682,366               6,447,830
                                        =========               =========               =========               =========
Diluted EPS                                          $0.18                     $0.01                 $0.55                   $0.29
                                                    --------                 --------              --------                --------




  Note 8:    Comprehensive Income

      The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.



(dollar amounts in thousands)                               Three months ended                        Nine months ended
                                                              September 30,                             September 30,
                                                    ---------------------------------        ----------------------------------
                                                       2003                 2002                 2003                 2002
                                                    ------------         ------------        -------------        -------------
Net income                                              $ 1,233                 $ 66              $ 3,677              $ 1,875

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
       Unrealized holding gains/(losses)
       during the period                                   (228)                 894                 (911)               2,182
                                                    ------------         ------------        -------------        -------------
Comprehensive income                                    $ 1,005                $ 960              $ 2,766              $ 4,057
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

Financial Condition:

September 30, 2003, Compared to December  31, 2002

      Total assets decreased $2.9 million to $644.8 million at September 30, 2003, versus $647.7 million at December 31, 2002. This net decrease reflected lower security and residential mortgage outstandings resulting from historically high prepayments in residential mortgages and mortgage-backed securities.

Loans:

      The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $8.1 million, to $471.8 million at September 30, 2003, versus $463.7 million at December 31, 2002. The increase reflected $46.5 million of growth in commercial and construction loans versus a $33.1 million decline in residential mortgage loans resulting primarily from historically high prepayments. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $9.0 million at September 30, 2003. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $5.8 million at September 30, 2003, was $19.8 million. The $5.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At September 30, 2003, the Company through the DE Bank had $981,000 in short-term consumer loans outstanding versus $5.0 million at December 31, 2002. The decrease reflected the decision to participate the majority of the loans to independent third parties to comply with regulatory requests. These loans were first offered in the second quarter of 2001. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and at September 30, 2003, were originated in North Carolina, Georgia, Texas, Arizona, Ohio and California through a small number of marketers.

Investment Securities:

      Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $41.7 million at September 30, 2003, a decrease of $45.6 million or 52.2%, from year-end 2002. This decrease resulted primarily from historically high principal repayments on mortgage-backed securities, which were used to reduce borrowings and temporarily increase liquidity. At September 30, 2003, and December 31, 2002, the portfolio had net unrealized gains of $1.2 million and $2.6 million, respectively.

      Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At September 30, 2003, securities held to maturity totaled $9.0 million, a decrease of $278,000, or 3.0% from $9.3 million at year-end 2002. At both dates, respective carrying values approximated market values.

      Cash and Due From Banks:

      Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $22.1 million, to $94.9 million at September 30, 2003, from $72.8 million at December 31, 2002, as prepayments in the residential mortgage portfolio and mortgage-backed securities and growth in deposits were temporarily invested in federal funds. The increase also reflected an increase in cash and due from banks reflecting the timing of cash letters.

      Other Interest-Earning Restricted Cash:

      Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At September 30, 2003, the balance was $3.6 million versus $4.2 million at December 31, 2002.

      Fixed Assets:

      Bank premises and equipment, net of accumulated depreciation, decreased $180,000 to $4.8 million at September 30, 2003, from $5.0 million at December 31, 2002. The decrease reflected depreciation of equipment and software.

      Other Real Estate Owned:

      The $1.0 million balance of other real estate owned represents two properties. The first is a hotel property acquired in the fourth quarter of 2001, which was originally recorded at a value of $1.9 million. That property was written down to $500,000 in the third quarter of 2002. The other property is a building, which was acquired in the fourth quarter of 2002 and is carried at an estimated realizable value of $515,000. Appraisals for both properties support their carrying values at September 30, 2003.

      Business Owned Life Insurance:

      In the second quarter of 2003, the Company purchased $11.5 million of business owned life insurance to fund employee related liabilities. The income earned on these policies is reflected in other income.

      Deposits:

      Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

      Total deposits decreased by $8.7 million, or 1.9% to $447.6 million at September 30, 2003, from $456.3 million at December 31, 2002. Average core non-public deposits increased 17%, or $36.6 million more than the prior year period to $247.3 million in the first nine months of 2003. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which continue to leave some customers underserved. Time deposits decreased $42.5 million, or 19.0% to $180.8 million at September 30, 2003, versus $223.2 million at the prior year-end. The decline reflects the Company replacing these higher cost deposits with lower cost core deposits.

FHLB Borrowings:

      FHLB borrowings are used to supplement deposit generation. FHLB borrowings totaled $125.0 million at both September 30, 2003 and December 31, 2002. The Company's borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:

      Total shareholders' equity increased $3.7 million to $55.0 million at September 30, 2003, versus $51.3 million at December 31, 2002. This increase was primarily the result of year-to-date 2003 net income of $3.7 million.

Three Months Ended September 30, 2003 Compared to September 30, 2002
--------------------------------------------------------------------

Results of Operations:

Overview

      The Company's net income increased to $1.2 million or $0.18 per diluted share for the three months ended September 30, 2003, compared to $66,000, or $0.01 per diluted share for the prior year comparable period. The prior year period reflected an after tax write down of one other real estate owned property of $909,000, or $0.14 per diluted share. The improvement in earnings reflected lower expenses due to the absence of the OREO write down and an increase in fee income related to short-term consumer loans. Net interest income decreased $1.9 million or 32% compared to the prior year period reflecting the decision to participate the short-term consumer loans to third parties. Non-interest income increased $2.1 million due to the reclassification of interest income from the short-term loan product resulting from the participation of these loans to independent third parties. A majority of the income related to these loans is now classified as fee income due to the Company's decision to sell a majority of the loans to independent third parties beginning in the third quarter of 2003. Interest margins were significantly impacted by prepayments in the residential real estate and mortgage-backed securities portfolios, but the Banks' continued reductions in deposit rates and lower cost core deposit growth partially offset the impact of those prepayments. Average core non-public deposits increased 16% in the third quarter of 2003 compared to the prior year comparable period. The provision for loan losses decreased $318,000 between those periods reflecting lower commercial loan provisions. The increased net income resulted in a return on average assets and average equity of .75% and 8.94% respectively, in the third quarter compared to .04% and .53% respectively for the same period in 2002.

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




                                              For the three months ended                         For the three months ended
                                                September 30, 2003                                 September 30, 2002
                                 -------------------------------------------------  ------------------------------------------------
Interest-earning assets:
                                                        Interest                                         Interest
(Dollars in thousands)                Average           Income/         Yield/         Average            Income/         Yield/
                                      Balance           Expense          Rate          Balance            Expense          Rate
                                 ------------------   -------------  -------------  -----------------   ------------   -------------
Federal funds sold
and other interest-
earning assets                              76,927             243          1.25%             41,640            192           1.83%
Securities                                  54,552             586          4.30%            110,216          1,538           5.58%
Loans receivable                           458,719           7,339          6.35%            469,726          9,204           7.77%
                                 ------------------   -------------  -------------  -----------------   ------------   -------------
Total interest-earning assets              590,198           8,168          5.49%            621,582         10,934           6.98%

Other assets                                57,736                                            26,634
                                 ------------------                                 -----------------

Total assets                             $ 647,934                                         $ 648,216
                                 ==================                                 =================

Interest-bearing liabilities:
Demand-non interest
bearing                                   $ 71,029                                          $ 57,777
Demand interest-bearing                     59,463             108          0.72%             45,163            123           1.08%
Money market & savings                     129,265             403          1.24%            119,065            582           1.94%
Time deposits                              186,149           1,497          3.19%            235,760          2,145           3.61%
                                 ------------------   -------------  -------------  -----------------   ------------   -------------
Total deposits                             445,906           2,008          1.79%            457,765          2,850           2.47%
Total interest-bearing
deposits                                   374,876           2,008          2.13%            399,988          2,850           2.83%
                                 ------------------   -------------  -------------  -----------------   ------------   -------------

Other borrowings                           134,074           2,079          6.15%            131,000          2,076           6.29%
                                 ------------------   -------------  -------------  -----------------   ------------   -------------

Total interest-bearing
liabilities                              $ 508,950         $ 4,087          3.19%            530,988          4,926           3.68%
                                 ==================   =============  =============  =================   ------------   =============
Total deposits and
other borrowings                           579,980           4,087          2.80%            588,765          4,926           3.32%
                                 ------------------   -------------  -------------  -----------------   ------------   -------------

Noninterest-bearing
liabilites                                  13,227                                             8,481
Shareholders' equity                        54,727                                            50,970
                                 ------------------                                 -----------------
Total liabilities and
shareholders' equity                     $ 647,934                                         $ 648,216
                                 ==================                                 =================

Net interest income                                        $ 4,081                                          $ 6,008
                                                      =============                                     ============
Net interest spread                                                         2.69%                                             3.66%
                                                                     =============                                     =============

Net interest margin                                                         2.74%                                             3.83%
                                                                     =============                                     =============
Net interest margin not including
short-term loan and tax refund products                                     2.65%                                             3.25%
                                                                     =============                                     =============




The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table


                                                          Three months ended September 30,
                                                                  2003 versus 2002
                                                                (dollars in thousands)
                                                                  Due to change in:
                                                   Volume                Rate                   Total
                                             -------------------     -------------        -------------------
Interest earned on:
          Federal funds sold                              $ 111             $ (60)                      $ 51
          Securities                                       (602)             (350)                      (952)
          Loans                                            (176)           (1,689)                    (1,865)
=============================================================================================================
     Total interest-earning assets                         (667)           (2,099)                    (2,766)

Interest expense of
      deposits
         Interest-bearing demand deposits                   (26)               41                         15
         Money market and savings                           (32)              211                        179
         Time deposits                                      399               249                        648
=============================================================================================================
     Total deposit interest expense                         341               501                        842
         Other borrowings                                   (48)               45                         (3)
=============================================================================================================
              Total interest expense                        293               546                        839
=============================================================================================================
Net interest income                                      $ (374)         $ (1,553)                  $ (1,927)
=============================================================================================================




      The Company's net interest margin decreased 109 basis points to 2.74% for the three months ended September 30, 2003, versus the prior year comparable period. The decline reflected the decision to participate a majority of the short-term loan outstandings to independent third parties beginning in the third quarter of 2003, thereby reducing interest income and the negative impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans contributed $158,000 to net interest income in 2003 and 9 basis points to the margin versus $937,000 and 58 basis points for the prior year comparable period. Excluding the impact of those products, margins decreased to 2.65% in the third quarter of 2003 from 3.25% in the prior year comparable period. That decrease reflected the negative impact of the historically high residential mortgage and mortgage-backed security prepayments, partially offset by the 16% increase in average lower costing core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment. While management could replace significant amounts of such security prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 149 basis points to 5.49% for the three months ended September 30, 2003, from 6.98% for the prior year comparable period due primarily to lower interest income from the short-term loan product and lower income from the securities and residential mortgages. Overall, the average rate paid on interest-bearing liabilities decreased 49 basis points to 3.19% for the three months ended September 30, 2003, from 3.68% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income decreased $1.9 million, or 32.1%, to $4.1 million for the three months ended September 30, 2003, from $6.0 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to lower rates earned on loans reflecting lower short-term loan income. Average interest-earning assets decreased $31.4 million, to $590.2 million for the three months ended September 30, 2003, from $621.6 million for the prior year comparable period reflecting lower amounts of securities and residential mortgages outstanding.

      The Company's total interest income decreased $2.8 million, or 25.3%, to $8.2 million for the three months ended September 30, 2003, from $10.9 million for the prior year comparable period. Interest and fees on loans decreased $1.9 million to $7.3 million for the three months ended September 30, 2003, from $9.2 million for the prior year comparable period. This decline reflects prepayments in the residential mortgage portfolios which reduced interest income, lower yields on commercial and construction loans reflecting the lower rate environment and lower short-term loan interest income as a majority of these loans are now sold to third parties. The yield on loans declined 142 basis points to 6.35% reflecting the lower interest rate environment and lower short-term loan interest income. Interest and dividend income on investment securities decreased $952,000 to $586,000 for the three months ended September 30, 2003, from $1.5 million for the prior year comparable period. This decline was due principally to the $55.7 million, or 50.5%, decrease in average investment securities outstanding to $54.6 million at September 30, 2003 from $110.2 million for the prior year period. In addition, the average rate earned on investment securities declined 128 basis points to 4.30% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $51,000 as average fed funds sold outstanding increased $35.3 million to $76.9 million as proceeds from maturities and calls of investment securities and residential mortgage prepayments were temporarily invested in federal funds sold. This increase in average balances offset the lower yields earned on these balances due to the lower interest rate environment.

      The Company's total interest expense decreased $839,000, or 17.0%, to $4.1 million for the three months ended September 30, 2003, from $4.9 million for the prior year comparable period, due to the lower rate environment. The Company repriced deposits to the lower rate environment, particularly certificates of deposit and other non-public core deposits. Interest-bearing liabilities averaged $508.9 million for the three months ended September 30, 2003, versus $531.0 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 49 basis points to 3.19% for the three months ended September 30, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

      Interest expense on time deposits (certificates of deposit) decreased $648,000, or 30.2%, to $1.5 million at September 30, 2003, from $2.1 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 42 basis points to 3.19%. In addition, average certificates of deposit outstanding decreased $49.6 million, or 21.0%, to $186.1 million, for the third quarter ended September 30, 2003, from $235.8 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in non-public core deposits.

      Interest expense on other borrowings, primarily FHLB advances, increased $3,000 to $2.1 million for the for the three months ended September 30, 2003, compared to $2.1 million for the prior year comparable period. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. These expenses were $93,000 for the three months ended September 30, 2003 and $99,000 for the prior year comparable period.

Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $318,000 to $647,000 for the three months ended September 30, 2003, from $1.0 million for the prior year comparable period. This decrease reflected lower provisions in the commercial loan portfolio as large prior year provisions related to several classified assets were repaid.


Non-Interest Income

      Total non-interest income increased $2.1 million to $2.8 million for the three months ended September 30, 2003, versus $724,000 for the prior year comparable period due to short-term loan fee income. A majority of these loans are now participated to third parties effective in the third quarter of 2003. Income earned on these participated loans is treated as fee income. The Company also realized income from business owned life insurance purchased in the second quarter of 2003 totaling $152,000. These items more than offset lower loan administration fees.

Non-Interest Expenses

      Total non-interest expenses decreased $1.2 million, or 21.9% to $4.4 million for the three months ended September 30, 2003, from $5.7 million for the prior year comparable period. Prior year included a $1.4 million provision for the write down of one other real estate owned property. Salaries and employee benefits increased $141,000 or 6.5%, to $2.3 million for the three months ended September 30, 2003, from $2.2 million for the prior year comparable period reflecting additional incentive expense related to loan generation.

      Occupancy expense increased $8,000 to $371,000 for the three months ended September 30, 2003, versus $363,000 for the prior year comparable period due primarily to increased rent expense.

      Depreciation expense increased $26,000, or 9.4% to $304,000 for the three months ended September 30, 2003, versus $278,000 for the prior year comparable period reflecting higher depreciation on computer equipment and software purchases required for various loan and deposit applications and for the tax refund anticipation loan product.

      Legal fees decreased $205,000 to $249,000 for the three months ended September 30, 2003, from $454,000 for the prior year comparable period. The decrease reflected lower legal expenses related to loan collections.

      Advertising expense declined $79,000 to $21,000 as the Company reduced the quantity of advertisements in the period.

      Other real estate owned expenses declined by $1.3 million as prior year 2002 quarter reflected a write down of one OREO property of $1,357,000.

      Other expenses increased $203,000, or 22.5% to $1.1 million for the three months ended September 30, 2003, from $903,000 for the prior year comparable period. The increase reflected higher data processing costs related to support for the short-term loan product and higher audit and state tax expense.

Provision for Income Taxes

      The provision for income taxes increased $564,000, to $606,000 for the three months ended September 30, 2003, from $42,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate declined to 33.0% from 38.9% due to business owned life insurance income, a portion of which is not taxable.

Nine Months Ended September 30, 2003 Compared to September 30, 2002
-------------------------------------------------------------------

Results of Operations:

Overview

      The Company's net income increased $1.8 million, or 96% to $3.7 million or $0.55 per diluted share for the nine months ended September 30, 2003, compared to $1.9 million, or $0.29 per diluted share for the prior year comparable period. Prior year comparable period reflected an after tax write down of one other real estate owned property of $909,000, or $0.14 per diluted share. The 96% improvement in earnings reflected a significant increase in net interest income and non-interest income and the absence of the OREO write down. Net interest income increased $3.3 million or 18% compared to the prior year period. Interest margins were significantly impacted by prepayments of the residential real estate and mortgage-backed securities portfolios which lowered net interest income, but continued reductions in deposit rates and increased short-term loan and tax refund product fees more than offset the impact of those prepayments. Of the approximately $5.5 million increase in net interest income from the short-term loan and tax refund products, approximately $5.0 million was offset by increased loan loss provisions. Average core non-public deposits increased 17% in the first nine months of 2003 compared to the prior year comparable period. The provision for loan losses increased $2.9 million between those periods reflecting higher charge-offs principally related to the short-term loan and tax refund products partially offset by lower provisions related to the commercial loan portfolio. Increased revenues from the short-term loan and tax refund products more than offset these provisions. In the nine months ended September 30, 2003, non-interest income increased $1.5 million reflecting increased revenue from the short-term loan product resulting from the participation of these loans to independent third parties. Income earned on these participated loans is treated as fee income. Non-interest expenses net of OREO expense increased 4.7%. The increased net income resulted in a return on average assets and average equity of .74% and 9.26% respectively, compared to ..38% and 5.18% respectively for the same period in 2002.




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



                                            For the nine months ended                      For the nine  months ended
                                               September 30, 2003                               September 30, 2002
                                 -------------------------------------------------  -----------------------------------------------
                                                        Interest                                        Interest
                                      Average           Income/         Yield/        Average            Income/         Yield/
(Dollars in thousands)                Balance           Expense          Rate         Balance            Expense          Rate
                                 ------------------   -------------  -------------  ----------------   ------------   -------------
Interest-earning assets:
Federal funds sold
and other interest-
earning assets                              76,684             735          1.28%            42,439            584           1.84%
Securities                                  68,877           2,331          4.51%           113,909          4,910           5.75%
Loans receivable                           468,853          31,215          8.90%           468,146         28,124           8.03%
                                 ------------------   -------------  -------------  ----------------   ------------   -------------
Total interest-earning assets              614,414          34,281          7.46%           624,494         33,618           7.20%

Other assets                                44,210                                           29,098
                                 ------------------                                 ----------------

Total assets                             $ 658,624                                        $ 653,592
                                 ==================                                 ================

Interest-bearing liabilities:
Demand-non interest
bearing                                     73,116               -                           57,964              -
Demand interest-bearing                     59,142             355          0.80%            45,697            363           1.06%
Money market & savings                     129,993           1,316          1.35%           107,023          1,378           1.72%
Time deposits                              200,979           4,968          3.30%           248,105          7,334           3.95%
                                 ------------------   -------------  -------------  ----------------   ------------   -------------
Total deposits                             463,230           6,639          1.92%           458,789          9,075           2.64%

Total interest-bearing
deposits                                   390,114           6,639          2.28%           400,825          9,075           3.03%
                                 ------------------   -------------  -------------  ----------------   ------------   -------------
Other borrowings                           133,316           6,168          6.19%           137,023          6,393           6.24%
                                 ------------------   -------------  -------------  ----------------   ------------   -------------

Total interest-bearing
liabilities                              $ 523,430        $ 12,807          3.27%         $ 537,848       $ 15,468           3.85%
                                 ==================   =============  =============  ================   ============   =============

Total deposits and
other borrowings                           596,546          12,807          2.87%           595,812         15,468           3.47%
                                 ----------------------------------  -------------  -------------------------------   -------------

Noninterest-bearing
liabilites                                   8,978                                            9,037
Shareholders' equity                        53,100                                           48,743
                                 ------------------                                 ----------------
Total liabilities and
shareholders' equity                     $ 658,624                                        $ 653,592
                                 ==================                                 ================
Net interest income                                       $ 21,474                                        $ 18,150
                                                      =============                                    ============

Net interest spread                                                         4.59%                                            3.73%
                                                                     =============                                    =============

Net interest margin                                                         4.67%                                            3.89%
                                                                     =============                                    =============
Net interest margin not including
short-term loan and rax refund products                                     2.69%                                            3.12%
                                                                     =============                                    =============


The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table



                                                                    Nine months ended September 30,
                                                                            2003 versus 2002
                                                                          (dollars in thousands)
                                                                             Due to change in:
                                                             Volume                Rate                   Total
                                                       -------------------     -------------        ---------------
Interest earned on:

          Federal funds sold                                    $ 328            $ (177)                     $ 151
          Securities                                           (1,524)           (1,055)                    (2,579)
          Loans                                                    47             3,044                      3,091
===================================================================================================================
     Total interest-earning assets                             (1,149)            1,812                        663

Interest Expense of
      Deposits
         Interest-bearing demand deposits                         (81)               89                          8
         Money market and savings                                (232)              294                         62
         Time deposits                                          1,165             1,201                      2,366
===================================================================================================================
     Total deposit interest expense                               852             1,584                      2,436
         Other borrowings                                         172                53                        225
===================================================================================================================
              Total interest expense                            1,024             1,637                      2,661
===================================================================================================================
Net interest income                                            $ (125)          $ 3,449                    $ 3,324
===================================================================================================================




      The Company's net interest margin increased 78 basis points to 4.67% for the nine months ended September 30, 2003, versus the prior year comparable period. The improvement reflected increased revenue from the short-term loan and tax refund products, the 17% increase in average lower cost core non-public deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment all of which more than offset the impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans and tax refund anticipation loans contributed $9.0 million to net interest income in 2003 and 198 basis points to the margin versus $3.5 million and 77 basis points for the prior year comparable period. Excluding the impact of those products, margins decreased to 2.69% in the first nine months of 2003 from 3.12% in the prior year comparable period. That decrease reflected the impact of the historically high residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets improved 26 basis points to 7.46% for the nine months ended September 30, 2003, from 7.20% for the prior year comparable period due primarily to increased fees from short-term loan and tax refund products. Overall, the average rate paid on interest-bearing liabilities decreased 58 basis points to 3.27% for the nine months ended

September 30, 2003, from 3.85% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income increased $3.3 million, or 18.3%, to $21.5 million for the nine months ended September 30, 2003, from $18.1 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income reflected the positive effect of higher short-term consumer loan and tax refund anticipation loan fees as well as the impact of lower amounts of certificates of deposit and lower rates paid there on.

      The Company's total interest income increased $663,000, or 2.0%, to $34.3 million for the nine months ended September 30, 2003, from $33.6 million for the prior year comparable period. Interest and fees on loans increased $3.1 million, or 11.0% to $31.2 million for the nine months ended September 30, 2003, from $28.1 million for the prior year comparable period. Prepayments in the residential mortgage portfolio which reduced interest income were more than offset by a 7% increase in average commercial and construction loans and the short-term consumer loan and tax refund product increases noted above. The increases in fees for short-term and tax refund loans are the principal factors in the increase in yield on loans of 87 basis points to 8.90%. Interest and dividend income on investment securities decreased $2.6 million, or 52.5% to $2.3 million for the nine months ended September 30, 2003, from $4.9 million for the prior year comparable period. This decline was due principally to the $45.0 million, or 39.5%, decrease in average investment securities outstanding to $68.9 million at September 30, 2003 from $113.9 million for the prior year period. In addition, the average rate earned on investment securities declined 124 basis points to 4.51% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $151,000 as average federal funds sold outstanding increased $34.2 million to $76.7 million. Proceeds from securities and residential mortgage prepayments were temporarily invested in federal funds sold, and the resulting increased average balances more than offset the lower yields.

      The Company's total interest expense decreased $2.7 million, or 17.2%, to $12.8 million for the nine months ended September 30, 2003, from $15.5 million for the prior year comparable period, due to the lower rate environment as the Company repriced deposits to the lower rate environment, including certificates of deposit and other non-public core deposits. Interest-bearing liabilities averaged $523.4 million for the nine months ended September 30, 2003, versus $537.8 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 58 basis points to 3.27% for the nine months ended September 30, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

      Interest expense on time deposits (certificates of deposit) decreased $2.4 million, or 32.3%, to $5.0 million at September 30, 2003, from $7.3 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 65 basis points to 3.30%. In addition, average certificates of deposit outstanding decreased $47.1 million, or 19.0%, to $201.0 million, for the nine months ended September 30, 2003, from $248.1 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in non-public core deposits.

      Interest expense on other borrowings, primarily FHLB advances, decreased $225,000 or 3.6% to $6.2 million for the nine months ended September 30, 2003, compared to $6.4 million for the prior year comparable period. This decrease resulted from a $3.7 million, or 2.7% decline in average other borrowings to $133.3 million at September 30, 2003, versus $137.0 million for the prior year comparable period. The decline in average other borrowings reflected increased deposit generation and securities maturities and prepayments which were used to pay down borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. That expense was $279,000 for the nine months ended
September  30,  2003  versus  $292,000  for the prior  year  comparable  period.

Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $2.9 million to $6.3 million for the nine months ended September 30, 2003, from $3.5 million for the prior year comparable period. This increase reflected approximately $5.0 million of additional provisions for the short-term consumer and tax refund anticipation loan products that were more than offset by related revenues. Partially offsetting the increased short-term loan provisions were lower loan loss provisions in the commercial loan portfolio.


Non-Interest Income

      Total non-interest income increased $1.5 million to $4.2 million for the nine months ended September 30, 2003, versus $2.7 million for the prior year comparable period due primarily to short-term loan fee income related to participated loans. A majority of these loans are now participated to independent third parties effective in the third quarter of 2003. Income earned on these particpated loans is treated as fee income. These fees were partially offset by lower loan advisory fees and lower tax refund product revenue.

Non-Interest Expenses

      Total non-interest expenses decreased $616,000, or 4.3% to $13.8 million for the nine months ended September 30, 2003, from $14.4 million for the prior year comparable period. The prior year period included an OREO write down of $1.4 million. Salaries and employee benefits increased $550,000 or 8.3%, to $7.2 million for the nine months ended September 30, 2003, from $6.7 million for the prior year comparable period. The increase reflected increased operational support for the tax refund and short-term consumer loan products, business development efforts, increased incentives related to loan generation and normal merit increases.

      Occupancy expense increased $55,000 to $1.1 million for the nine months ended September 30, 2003, due primarily to increased rent and repairs and maintenance expense.

      Depreciation expense increased $144,000, or 19.1% to $901,000 for the nine months ended September 30, 2003, versus $757,000 for the prior year comparable period reflecting higher depreciation on computer equipment and software purchases required for various loan and deposit applications and for the tax refund anticipation loan product.

      Legal fees decreased $422,000, or 35.7% to $759,000 for the nine months ended September 30, 2003, from $1.2 million for the prior year comparable period. This decrease reflected lower legal expenses related to loan collections.

      Advertising expense declined $219,000 to $140,000 as the Company reduced the number of advertisements during the period.

      Other real estate owned expense declined $1.2 million to $178,000. The prior year included a write down on one property of $1,357,000.

      Other expenses increased $505,000, or 16.9% to $3.5 million for the nine months ended September 30, 2003, from $3.0 million for the prior year comparable period. The majority of that increase reflected a second quarter charge of $200,000 for severance costs related to the consolidation of staff positions in several departments. The increase also reflected higher data processing costs related to support for the short-term loan products, and higher audit and state tax expense. The prior year included a charge of $195,000 for the write down of a receivable.

Provision for Income Taxes

      The provision for income taxes increased $776,000 to $1.9 million for the nine months ended September 30, 2003, from $1.1 million for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate declined to 33.7% for the nine months ended September 30, 2003 from 36.9% for the prior year comparable period due to business owned life insurance income, a portion of which is not taxable.


Commitments, Contingencies and Concentrations


      The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $79.0 million at September 30, 2003. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $75.4 million and $52.3 million and standby letters of credit of approximately $3.6 million and $7.2 million at September 30, 2003, and December 31, 2002, respectively.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

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

      At September 30, 2003, the Banks had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $147.4 million, which represented 31.2% of gross loans receivable at September 30, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



         Regulatory Matters



         The following table presents the Company's capital regulatory ratios at September 30, 2003, and December 31, 2002:

                                                   Actual                      For Capital              To be well
                                                                            Adequacy Purposes       capitalized under FRB
                                                                                                    capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At September 30, 2003
     Total risk based capital
         Republic First Bank                 $56,168          13.95%        $32,218        8.00%      $40,275       10.00%
         First Bank of Delaware                7,702          23.24%          2,651        8.00%        3,313       10.00%
         Republic First Bancorp,              65,404          15.07%         34,718        8.00%            -       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  51,106          12.69%         16,109        4.00%       24,164        6.00%
         First Bank of Delaware                7,277          21.96%          1,325        4.00%        1,988        6.00%
         Republic First Bancorp,              59,940          13.82%         17,359        4.00%            -        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  51,106           8.61%         29,670        5.00%       29,670        5.00%
         First Bank of Delaware                7,277          13.12%          2,774        5.00%        2,774        5.00%
         Republic First Bancorp,              59,940           9.27%         32,345        5.00%            -         N/A
         Inc.






At December 31, 2002
Total risk based capital

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

      Regulatory authorities require the Banks to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Banks have each formed Asset/Liability Committees ("ALCOs"), comprised of selected members of the Banks' boards of directors and senior management, which monitor such ratios. The purpose of the Committees is in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing the relative interest rate risk to the Banks. The ALCOs meet at least quarterly.

      The Company's most liquid assets totaled $94.9 million at September 30, 2003, compared to $72.8 million at December 31, 2002, due to an increase in federal funds sold and cash and due from banks. Loan maturities and repayments are a primary source of asset liquidity. At September 30, 2003, the Company estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2004. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.


      Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, buying federal funds and utilizing the facilities of the FHLB. At September 30, 2003, the PA Bank had $69.8 million in unused lines of credit available under arrangements with the FHLB and correspondent banks compared to $109.0 million at December 31, 2002. These lines of credit enable the PA Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

      At September 30, 2003, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $75.4 million. Certificates of deposit scheduled to mature in one year totaled $116.4 million at September 30, 2003, borrowings scheduled to mature within one year totaled $25.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments. The PA Bank has $125.0 million in other borrowings that are callable by the FHLB, whereupon they would likely be replaced by borrowings at then current rates. In addition, the Company can use overnight borrowings or other term borrowings to replace these borrowed funds.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit from a correspondent to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million at September 30, 2003. As noted previously, the PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $184.8 million. As of September 30, 2003, and December 31, 2002, the PA Bank had borrowed $125.0 million, respectively, under these lines of credit. Securities also represent a primary source of liquidity for the Banks. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

      At September 30, 2003, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $41.7 million and $42.9 million as of September 30, 2003, respectively. The net unrealized gain on securities available for sale as of that date was $1.2 million.

Loan Portfolio

      The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. The Banks commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $9.0 million at September 30, 2003. Individual customers may have several loans often secured by different collateral. The aggregate amount of those relationships that exceeded $5.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at September 30, 2003, was $19.8 million.

      Total loans increased $8.1 million, to $471.8 million at September 30, 2003, from $463.7 million at December 31, 2002. Commercial and construction loans increased $46.5 million due to increased volume in the commercial real estate and commercial and industrial loan portfolios. This offset a decline in the residential real estate mortgage portfolio of $33.1 million, which reflected historically high prepayments in that portfolio resulting from the lower rate environment. Short-term loans declined $4.1 million reflecting the decision to participate a majority of these loans to independent third party investors.


The following table sets forth the Company's gross loans by major categories for the periods indicated:



(dollars in thousands)                   As of September 30, 2003                 As of December 31, 2002
                                   -------------------------------------------------------------------------------
                                          Balance          % of Total                Balance            % of Total
                                   -------------------------------------------------------------------------------
Commercial:
   Real estate secured                   $ 373,467              79.1                $ 329,570                71.1
   Non real estate secured                  56,498              12.0                   54,163                11.7
   Unsecured                                 8,901               1.9                    8,513                 1.8
                                   -------------------------------------------------------------------------------
                                           438,866              93.0                  392,246                84.6

Residential real estate                     18,157               3.9                   51,265                11.1
Consumer, short-term &  other               14,752               3.1                   20,178                 4.3
                                   -------------------------------------------------------------------------------
Total loans                                471,775            100.0%                  463,689              100.0%

Less allowance for loan losses              (8,731)                                    (6,642)
                                   ----------------                         ------------------

Net loans                                $ 463,044                                  $ 457,047
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



The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                                      September 30,       December 31,
                                                          2003                   2002
                                                  -------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more             $5,146                 $4,051
Non-accrual loans                                         1,837                  2,972
                                                  -------------------------------------
Total non-performing loans (1)                            6,983                  7,023
Other real estate owned                                   1,015                  1,015
                                                  -------------------------------------

Total non-performing assets (2)                          $7,998                 $8,038
                                                  =====================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                  1.48%                  1.51%
Non-performing assets as a percentage of total
   assets                                                  1.24%                  1.24%



(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).


      Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2003, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

      The recorded investment in loans which are impaired totaled $1.8 million at September 30, 2003, and $3.0 million at December 31, 2002, and the amount of such valuation allowances were $750,000 and $665,000, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

      At September 30, 2003, and December 31, 2002, internally classified accruing substandard loans totaled approximately $14.8 million and $16.3 million respectively; and doubtful loans totaled approximately $922,000 and $493,000 respectively. There were no loans classified as loss at those dates.

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at September 30, 2003 and December 31, 2002, in the aggregate principal amount of $916,000 at September 30, 2003 and $1.2 million at December

31,2002; and (ii) 60 to 89 days past due, at September 30, 2003 and December 31, 2002, in the aggregate principal amount of $1.7 million and $2.6 million, respectively.


      At September 30, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $147.4 million, which represented 31.2% of gross loans receivable at September 30, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Other Real Estate Owned:

      At the beginning of 2002, the company had one other real estate owned property with a carrying value of $1.9 million. That property was subsequently written down to a carrying value of $500,000 in the third quarter of 2002. In the fourth quarter of 2002, the Company charged off $2.2 million of a $2.7 million loan to one borrower, which had been placed on non-accrual status in the second quarter. The Company was able to recover approximately $700,000 related to this loan in the second quarter of 2003 and continues to pursue further recovery opportunities, but the amount and timing of any such recoveries can not be predicted. After the $2.2 million charge-off, the remainder of the balance totaling $515,000 was transferred to other real estate owned. The $500,000 and $515,000 comprise the balance of other real estate owned at September 30, 2003, and December 31, 2002.


      At September 30, 2003, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the nine months ended September 30, 2003, and 2002, and the twelve months ended December 31, 2002 is as follows:



                                        For the nine months    For the twelve months   For the nine months
                                               ended                   ended                  ended
(dollars in thousands)                  September 30, 2003       December 31, 2002      September 30, 2002
                                       ---------------------   ---------------------  -----------------------

Balance at beginning of period                     $  6,642           $  5,431           $     5,431
Charge-offs:
 Commercial and construction                              1              2,542
                                                                                                  94
  Short-term loans                                    4,218              1,670                    --

  Tax refund loans                                    1,393               --                      --
 Consumer                                              --                    3
                                                                                               1,332
                                                   --------           --------           -----------

      Total charge-offs                               5,612              4,215
                                                                                               1,462
                                                   --------           --------           -----------
Recoveries:
  Commercial and construction                           123
                                                                         1,023                    35
  Short-term loans                                     --                 --                     --
  Tax refund loans                                      333               --                     --
  Consumer                                             --                 --                     --
                                                   --------           --------           -----------

      Total recoveries                                1,356                123                    35
                                                   --------           --------           -----------
Net charge-offs                                       4,256              4,092                 1,391
                                                   --------           --------           -----------
Provision for loan losses                             6,345              5,303                 3,493
                                                   --------           --------           -----------

   Balance at end of period                        $  8,731           $  6,642           $     7,533
                                                   ========           ========           ===========

   Average loans outstanding (1)                   $468,853           $468,239           $   468,146
                                                   ========           ========           ===========


As a percent of average loans (1):
   Net charge-offs (annualized)                        1.21%              0.87%                 0.40%

   Provision for loan losses                           1.35%              1.13%                 0.75%

   Allowance for loan losses                           1.86%              1.42%                 1.61%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end                                       1.85%              1.43%                 1.60%

   Total non-performing loans at period
      end                                            125.04%             94.57%                82.07%






(1) Includes nonaccruing loans.

      The increase in net charge-offs reflects the increased volume in short-term loan and tax refund loans and was more than offset with revenue increases. Excluding these loans, annualized net charge-offs (recoveries) to average loans were (.29%) for the first nine months of 2003, 0.52% for the year ended December 31, 2002 and .02% for the first nine months of 2002.

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

      Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at September 30, 2003. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

      The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

      The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2003, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $438.9 million, $18.2 million and $14.7 million.

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

Exhibit No.
-----------

10      Material Contracts.- None

21      Subsidiaries of the Company Republic First Bank, First Bank of Delaware

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

  **Incorporated by reference in the Company's Form 10-K, filed March 13, 2003

Reports on Form 8-K and 8-KA

Press release dated October 23, 2003.
Other events dated October 2, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Republic First Bancorp, Inc.




                                           Harry D. Madonna
                                         -------------------------------------
                                         President and Chief Executive Officer




                                          Paul Frenkiel
                                         --------------------------------------
                                         Executive Vice President and
                                         Chief  Financial Officer

Dated: November 14, 2003