Form 10-K
period 2003-12-31
REPUBLIC FIRST BANCORP INC
filed 2004-03-25
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 2003
     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from _________________ to  ______________________

                         Commission file number: 0-17007
                                                 -------

                          REPUBLIC FIRST BANCORP, INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)


            Pennsylvania                                      23-2486815
--------------------------------------------------    --------------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

 1608 Walnut Street, Suite 1000, Philadelphia, PA               19103
--------------------------------------------------    --------------------------
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

YES    X         NO
     ------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 YES          NO    X
     ------       ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value of $65,362,865 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on February 29, 2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.01 Par Value                              6,533,238
----------------------------            ----------------------------------------
       Title of Class                           Number of Shares Outstanding
                                                   as of February 29, 2004

Documents incorporated by reference:

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on April 27, 2004.

                                                      REPUBLIC FIRST BANCORP | 3
--------------------------------------------------------------------------------

                          REPUBLIC FIRST BANCORP, INC.

                                    Form 10-K

                             ----------------------

                                      INDEX

PART I                                                                      Page
------                                                                      ----

Item 1   Description of Business.............................................  5

Item 2   Description of Properties........................................... 12

Item 3   Legal Proceedings................................................... 13

Item 4   Submission of Matters to a Vote of Security Holders ................ 13

Item 4a  Executive Officers ................................................. 13



PART II
-------

Item 5   Market for Registrant's Common Equity and Related Stockholder
                Matters ..................................................... 14

Item 6   Selected Financial Data............................................. 15

Item 7   Management's Discussion and Analysis of Results of Operations
                and Financial Condition...................................... 16

Item 8   Financial Statements and Supplementary Data......................... 45

Item 9   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................... 45

Item 9a  Controls and Procedures............................................. 45



PART III
--------

Item 10  Directors, Executive Officers, Promoters and Control Persons
                of the Registrant ........................................... 46

Item 11  Executive Compensation ............................................. 46

Item 12  Security Ownership of Certain Beneficial Owners and Management ..... 46

Item 13  Certain Relationships and Related Transactions ..................... 46

Item 14  Principal Accounting Fees and Services ............................. 46



PART IV
-------

Item 15  Exhibits, Certifications, Financial Statement Schedules and
                Reports on Form 8-K ......................................... 47



REPUBLIC FIRST BANCORP | 4
--------------------------------------------------------------------------------

                                     PART I

Item 1:     Description of Business

Republic First Bancorp, Inc.

     Republic First Bancorp, Inc. (the "Company"), is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "PA Bank"), and First Bank of Delaware (the "DE Bank"), (sometimes hereafter referred to jointly as the "Banks") offer a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their ten offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware, but also through the national consumer loan products offered by the DE Bank.

     As of December 31, 2003, the Company had total assets of approximately $654.8 million, total shareholder's equity of approximately $56.4 million, total deposits of approximately $453.6 million and net loans receivable outstanding of approximately $479.5 million. The majority of such loans were made for commercial purposes.

     The Company provides banking services through the Banks and does not presently engage in any activities other than banking activities. The principal executive office of the Company is located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103, telephone number (215) 735-4422.

     The Company and the Banks have a total of 131 full time equivalent employees.

Republic First Bank

     The PA Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking. The deposits held by the PA Bank are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The PA Bank presently conducts its principal banking activities through its five Philadelphia offices and three suburban offices in Ardmore, East Norriton and Abington, all of which are located in Montgomery County, Pennsylvania.

     As of December 31, 2003, the PA Bank had total assets of approximately $619.3 million, total shareholder's equity of approximately $52.7 million, total deposits of approximately $426.3 million and net loans receivable of approximately $452.5 million. The majority of such loans were made for commercial purposes.

First Bank of Delaware

     The DE Bank is a commercial bank chartered pursuant to the laws of the State of Delaware with its principal office located at Brandywine Commons II, Concord Pike. The DE Bank is subject to examination and comprehensive regulation by the FDIC and the Delaware Department of Banking. The deposits held by the DE Bank are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The DE Bank presently conducts its principal business banking activities primarily through its two offices in Wilmington, Delaware but also makes substantial short-term loans in Arizona, California, Georgia, Ohio and Texas and tax refund loans in numerous states.

     As of December 31, 2003, the DE Bank had total assets of approximately $44.5 million, total shareholders' equity of approximately $8.1 million, total deposits of approximately $33.2 million and net loans receivable of approximately $27.0 million. In addition to loans made for commercial purposes, the DE Bank also offers short-term consumer loans and tax refund anticipation loans not offered by the PA Bank.

     Services Offered

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

                                                      REPUBLIC FIRST BANCORP | 5
--------------------------------------------------------------------------------

     The Banks offer a broad range of loan and credit facilities to the businesses and residents of their service area, including secured and unsecured commercial loans including commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and other products.

     The DE Bank also nationally offers short-term consumer loans and tax refund anticipation loans to the under banked market.

     The Banks manage credit risk through loan application evaluation and monitoring for adherence with credit policies. Since their inception, the Banks have had a senior officer monitor compliance with the Banks' lending policies and procedures by the Banks' loan officers.

     The Banks also maintain investment securities portfolios. Investment securities are purchased by the Banks within standards of the Banks' Investment Policies, which are approved annually by the Banks' Boards of Directors. The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations. At December 31, 2003, and 2002, approximately 72% and 84%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities. Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of trust preferred securities, corporate bonds, and FHLB securities.

Service Area/Market Overview

     The Banks' primary business banking service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery County and northern Delaware. The Banks also serve the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and southern Delaware. Additionally, the DE Bank makes short-term loans in Arizona, California, Georgia, Ohio and Texas. Tax refund loans are made in numerous states.

     Competition

     There is substantial competition among financial institutions in the Banks' business banking service area. The Banks compete with new and established local commercial banks, as well as numerous regionally based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, the Banks compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

     Many of the banks with which the Banks compete have greater financial resources than the Banks and offer a wider range of deposit and lending instruments with higher legal lending limits. The Banks combined legal lending limits were $10.3 million at December 31, 2003. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several de novo banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Banks anticipate a continued increase in competition in their market area.

REPUBLIC FIRST BANCORP | 6
--------------------------------------------------------------------------------

     With regard to competition for the short-term and tax refund anticipation loans offered nationally by the DE Bank, there are only a limited number of banks that currently compete for such business. However, management believes that competition for both types of loans is likely to increase both in the number of competitors, and related competing products. For instance, many banks have begun to offer courtesy overdraft products which may compete with short-term loans.

     Operating Strategy for Business Banking

     The Company's business banking objective is for the Banks to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

     Providing Attentive and Personalized Service

     The Company believes that a very attractive niche exists serving small to medium-sized business customers not adequately served by the Banks' larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by the Banks. The Banks offer individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

     Attracting and Retaining Highly Experienced Personnel

     The Banks' officers and other personnel have substantial experience acquired at larger banks in the region. Additionally, the Banks extensively screen and train their staffs to instill a sales and service oriented culture and maximize cross-selling opportunities and business relationships. The Company offers meaningful sales-based incentives to certain customer contact employees.

     Capitalizing on Market Dynamics

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

     Operating Strategy for DE Bank

     In addition to pursuing the above strategy for business banking, the DE bank is following a strategy of diversified expansion of the products it currently offers nationally to the underbanked. It will add new geographic areas in which it may make such products available and may also add additional products.


Products and Services

     Traditional Banking Products and Services

     The Banks offer a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit and others terms. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $10.3 million. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.9 million at December 31, 2003, amounted to $51.5 million. The $5.9 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

                                                      REPUBLIC FIRST BANCORP | 7
--------------------------------------------------------------------------------

     The Banks attempt to offer a high level of personalized service to both their commercial and consumer customers. The Banks are members of the STAR(TM) and PLUS(TM) networks in order to provide customers with access to automated teller machines worldwide. The Banks currently have eight proprietary automated teller machines at branch locations.

     The Banks' lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of the Banks outstanding loans, representing approximately 93.6% of total loans outstanding at December 31, 2003. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. The Banks make both fixed and variable rate loans with terms ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

     Tax Refund Anticipation  Products

     The DE Bank has a contractual relationship with Liberty Tax Service, one of the Nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Liberty Tax Service prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs").

     While the DE Bank is attempting  to increase  market  penetration  of these
products,   there  can  be  no  assurance  that  revenue  levels  will  increase significantly in 2004 or thereafter.

     Short-Term Consumer Loans

     In continuing efforts to expand and diversify fee income, the DE Bank began to offer short-term consumer loans. Similar in some respects to the tax refund products previously discussed, loan terms are relatively short (approximately 2 weeks) and have principal amounts of $1,000 or less. At December 31, 2003, there were approximately $1.4 million of short-term consumer loans outstanding, which were originated in Georgia. The DE Bank also originates loans in Texas, California, Arizona and Ohio, which are sold to third parties. At December 31, 2003, there were approximately $16.2 million of such loans outstanding. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.


Branch Expansion Plans and Growth Strategy

     The Company has not made any specific commitments for expansion of its branch network, but may add up to three business banking centers in the PA Bank, and one business banking center in the DE Bank.


Supervision and Regulation

     Various requirements and restrictions under the laws of the United States, the Commonwealth of Pennsylvania and the State of Delaware affect the Company and the Banks.

     General

     The Banks are subject to regulation by the FDIC. The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank of Philadelphia ("FRB") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of the Banks are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

REPUBLIC FIRST BANCORP | 8
--------------------------------------------------------------------------------

     The Banks are subject to supervision and examination by applicable federal and state banking agencies. The PA Bank is a Pennsylvania-chartered bank subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking. The DE Bank is a Delaware-chartered bank subject to the supervision and regulation by the FDIC and the Delaware Department of Banking.

     The Banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence interest rates and the economy.

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

     Under regulatory policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks, i.e., to downstream funds to the Banks. This support may be required at times when, absent such policy, the Company might not otherwise provide such support. Any capital loans by the Company to the Banks are subordinate in right of payment to deposits and to certain other indebtedness of the Banks. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

                                                      REPUBLIC FIRST BANCORP | 9
--------------------------------------------------------------------------------

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

     Regulatory Restrictions on Dividends

     Dividend payments by the PA Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Codeand the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the PA Bank would be limited to $26.5 million of dividends plus an additional amount equal to its net profit for 2004, up to the date of any such dividend declaration. Dividend payments by the DE Bank are similarly limited by the FDIC and also the Delaware Department of Banking. Dividends for that Bank would be limited to $2.9 million plus an additional amount equal to its net profit for 2004. However, dividends would be further limited in order to maintain capital ratios as discussed in "Regulatory Capital Requirements". The Company may consider dividend payments in 2004.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Banks to pay dividends to the Company.

     Dividend Policy

     The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2004.

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

REPUBLIC FIRST BANCORP | 10
--------------------------------------------------------------------------------

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

     In addition to the risk-based capital guidelines, the FRB established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The FDIC subjects the Banks to similar capital requirements.

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

     Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1998; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1999. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1997, Pennsylvania adopted "opt-in" legislation that allows such transactions.

     Profitability, Monetary Policy and Economic Conditions

     In addition to being affected by general economic conditions, the earnings and growth of the Banks will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the Delaware Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".

                                                     REPUBLIC FIRST BANCORP | 11
--------------------------------------------------------------------------------

Item 2:     Description of Properties

     The PA Bank leases approximately 26,961 square feet on the second, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by the Company and the executive offices of the Banks. Back office operations of the Banks and commercial bank lending of the PA Bank are located therein. Management believes that its present space is adequate but that future staffing needs may require the PA Bank to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $376,068 payable monthly. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, license and permit fees under its lease and to maintain insurance on the premises.

      The PA Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the PA Banks' main office. The initial ten year term of the lease expires March 2003 and contains a five year renewal option that has been exercised. The annual rent for such location is $94,680 payable in monthly installments.

     The PA Bank leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $49,848, payable in monthly installments.

     The PA Bank leases approximately 972 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease has an initial five year term and a one year renewal option which expires June 2007. The annual rental at such location is $26,580 payable in monthly installments.

     The PA Bank leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expires in August 2005, and contains one renewal option for five years. The annual rental at such location is $49,212, payable in monthly installments.

     The PA Bank leases approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten year term of the lease expires January 2007 and contains a five year renewal option. The annual rent for such location is $71,436, payable in monthly installments.

     The PA Bank leases an approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten year term contains two five year renewal options and the initial lease term expires in December 2006. The annual rent for such location is $74,532, payable in monthly installments.

     The PA Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and a business development office.

     The PA Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten year term of the lease expires in December 2008 and contains two five year renewal options. The annual rent for such location is $72,972, payable in monthly installments.

     The DE Bank has a land lease on approximately 2,000 sq. feet of ground at Concord Pike and Rocky Run Pkwy, Brandywine Hundred, Delaware for its branch operations and headquarters. The DE Bank opened for business on June 1, 1999. The initial ten year term of the lease expires June 2008 and contains two five year options to renew the lease. The annual rent for such location is $76,884, payable in monthly installments.

     The DE Bank leases approximately 3,640 sq. feet on the ground floor of a building at 824 Market Street, Wilmington, Delaware. The space contains a loan production office, administrative offices and a branch that opened in November of 2000. The initial five year term of the lease expires in October 2004. The annual rent for such location is $66,200, payable in monthly installments.

REPUBLIC FIRST BANCORP | 12
--------------------------------------------------------------------------------

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


Item 4:     Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A:    Executive Officers

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities Exchange Commission in connection with the Company's 2004 annual meeting of shareholders scheduled for April 27, 2004.


                                                     REPUBLIC FIRST BANCORP | 13
--------------------------------------------------------------------------------

                                     PART II

Item 5:     Market for  Registrant's  for Common Equity and Related  Stockholder
            Matters

Market Information

     Shares of the Common Stock are traded in the over-the-counter market and are quoted on Nasdaq under the symbol "FRBK." The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. As of December 31, 2003, there were approximately 1,733 holders of record of the Common Stock. On February 29, 2004, the closing price of a share of Common Stock on Nasdaq was $12.69

     Year                           Quarter             High           Low
     ------                         ----------         --------      --------
     2003....................          4th              $14.00        $10.25
                                       3rd               11.81          7.96
                                       2nd                8.39          7.56
                                       1st                7.83          6.34

     2002....................          4th               $6.53         $5.25
                                       3rd                6.15          5.05
                                       2nd                6.80          6.00
                                       1st                7.00          5.13

     2001....................          4th               $5.29         $4.83
                                       3rd                5.97          4.82
                                       2nd                5.95          4.88
                                       1st                5.94          4.06


Dividend Policy

     The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2004. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Banks, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Banks. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Banks. Various federal and state laws, regulations and policies limit the ability of the Banks to pay cash dividends to the Company. For certain limitations on the Banks' ability to pay cash dividends to the Company, see "Supervision and Regulation".

REPUBLIC FIRST BANCORP | 14
--------------------------------------------------------------------------------

Item 6:     Selected Financial Data

                                                                             As of or for the Years Ended December 31,
                                                                   --------------------------------------------------------------
 (Dollars in thousands, except per share data)                      2003          2002         2001         2000         1999
 INCOME STATEMENT DATA:
 Total interest income...........................................  $ 42,404     $ 44,123      $ 49,014     $ 46,887     $ 39,448
 Total interest expense..........................................    16,653       20,162        28,659       29,792       24,512
                                                                   --------     --------      --------     --------     --------
 Net interest income.............................................    25,751       23,961        20,355       17,095       14,936
 Provision for loan losses.......................................     6,764        5,303         3,964          666          880
 Non-interest income.............................................     7,136        3,282         2,944        1,724        3,805
 Non-interest expenses...........................................    18,725       18,586        16,180       13,132       10,956
 Federal income taxes............................................     2,484        1,154         1,041        1,657        2,271
                                                                   --------     --------      --------     --------     --------
 Net income......................................................  $  4,914     $  2,200      $  2,114     $  3,364     $  4,634
                                                                   ========     ========      ========     ========     ========

 PER SHARE DATA (1)
 Basic earnings per share........................................    $ 0.76       $ 0.35        $ 0.34       $ 0.54       $ 0.77
 Diluted earnings per share......................................      0.73         0.34          0.33         0.54         0.74
 Book value per share............................................      8.64         8.23          7.58         6.96         5.68

 BALANCE SHEET DATA
 Total assets....................................................  $654,792     $647,692      $652,329     $655,637     $586,330
 Total loans, net (2)............................................   479,523      457,047       463,888      418,313      359,606
 Total investment securities.....................................    69,946       96,561       125,442      169,841      187,308
 Total deposits..................................................   453,605      456,302       447,217      425,551      305,793
 FHLB & overnight advances  .....................................   127,852      125,000       142,500      176,442      236,640
 Trust preferred securities......................................     6,000        6,000         6,000            -            -
 Total shareholders' equity......................................    56,376       51,276        46,843       43,030       35,040

 PERFORMANCE RATIOS
 Return on average assets........................................      0.75%        0.34%         0.33%        0.55%        0.85%
 Return on average shareholders' equity..........................      9.20         4.52          4.59         7.73        10.94
 Net interest margin.............................................      4.24         3.85          3.25         2.91         2.85
 Total non-interest expenses as a percentage of average assets (3)     2.86         2.63          2.49         2.16         2.02

 ASSET QUALITY RATIOS
 Allowance for loan losses as a percentage of loans (2)..........      1.78%        1.43%         1.16%        0.96%        0.88%
 Allowance for loan losses as a percentage of non-performing loans   101.00        94.57        124.89       118.96       151.97
 Non-performing loans as a percentage of total loans (2).........      1.76         1.51          0.93         0.81         0.58
 Non-performing assets as a percentage of total assets...........      1.35         1.24          0.95         0.52         0.47
 Net  charge-offs  (recoveries)  as a percentage of average loans,     1.00         0.87          0.58       (0.05)         0.02
 net (2).........................................................

 LIQUIDITY AND CAPITAL RATIOS
 Average equity to average assets................................      8.16%        7.57%         7.02%        6.12%        6.70%
 Leverage ratio..................................................      9.64         8.56          8.07         6.91         7.23
 Tier 1 capital to risk-weighted assets..........................     12.66        13.24         12.73        11.99        12.37
 Total capital to risk-weighted assets...........................     13.92        14.49         13.98        13.08        13.33

----------
(1)  Adjusted to reflect a 10% Stock Dividend paid on March 18, 1999.
(2)  Includes loans held for sale.
(3)  Excluding other real estate owned expenses of $1.5 million in 2002.


                                                     REPUBLIC FIRST BANCORP | 15
--------------------------------------------------------------------------------

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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q filed by the Company in 2003, and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2003.

Critical Accounting Policies

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

     The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized

     Fees earned on short-term loans which are not sold, are recorded as interest income. At December 31, 2003, there were approximately $1.4 million of these loans outstanding.

REPUBLIC FIRST BANCORP | 16
--------------------------------------------------------------------------------

      The majority of short-term loans are now sold to third parties effective in the third quarter of 2003. The DE Bank records fees on sold loans as non-interest income. The DE Bank had total short-term loan participations sold of $16.2 million at December 31, 2003. The Company evaluated these sales and determined that they qualified as such under FASB 140.

Results of Operations for the years ended December 31, 2003 and 2002

     Overview

     The Company's net income increased $2.7 million, or 123% to $4.9 million or $0.73 per diluted share for the year ended December 31, 2003, compared to $2.2 million, or $0.34 per diluted share for the prior year. The prior year reflected an after tax write down of one other real estate owned property of $909,000, or $0.14 per diluted share. The improvement in earnings reflected increases in net interest income and non-interest income, a lower commercial loan loss provision and the absence of the OREO write down. In 2003, net interest income increased $1.8 million or 7% compared to the prior year period. Interest margins in that year continued to be significantly impacted by continued prepayments of the residential real estate and mortgage backed securities portfolios which lowered net interest income. However, continued reductions in deposit rates and increased short-term loan and tax refund product fees more than offset the impact of those prepayments. The increase in net interest income also reflected the impact of a 21% increase in lower cost average core deposits in 2003 compared to the prior year. The provision for loan losses increased $1.5 million between those periods primarily reflecting higher charge-offs of short-term and tax refund loans. Increased net interest income and non- interest income from the short-term loan and tax refund products more than offset that increase. In 2003 non-interest income increased $3.9 million primarily reflecting increased revenue from the short-term loan product resulting from the sale of short-term loans to third parties. Non-interest expenses net of OREO expense increased 7.9% reflecting increased depreciation and incentive expenses. The increased net income resulted in a return on average assets and average equity of .75% and 9.20% respectively, compared to .34% and 4.52% respectively for the same period in 2002.

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

                                                     REPUBLIC FIRST BANCORP | 17
--------------------------------------------------------------------------------

                                             Interest                       Interest   Yield/             Interest
                                    Average  Income/    Yield/    Average   Income/    Rate      Average  Income/     Yield/
                                    Balance  Expense   Rate (1)   Balance   Expense     (1)      Balance  Expense    Rate (1)
                                    -------- --------- ---------  -------- ---------  --------  -------- ---------- ---------
(Dollars in thousands)                     For the Year                  For the Year                   For the Year
                                               Ended                         Ended                         Ended
                                         December 31, 2003             December 31, 2002             December 31, 2001
                                    ----------------------------  ----------------------------  -----------------------------
Interest-earning assets:
   Federal funds sold and other
    interest-earning assets.......  $72,761      $895     1.23%   $42,835      $759     1.77%   $30,540     $1,304     4.27%
   Investment securities..........   64,590     2,858     4.42%   111,486     6,284     5.64%   147,971      9,124     6.17%
   Loans receivable ..............  470,237    38,651     8.22%   468,239    37,080     7.92%   448,397     38,586     8.61%
                                    -------  --------  --------   -------  --------   -------   -------  ---------  --------
Total interest-earning assets.....  607,588    42,404     6.98%   622,560    44,123     7.09%   626,908     49,014     7.82%
   Other assets...................   46,909                        29,180                        22,302
                                   --------                      --------                      --------
Total assets...................... $654,497                      $651,740                      $649,210
                                   ========                      ========                      ========
Interest-bearing liabilities:
   Demand - non-interest
    Bearing.......................  $75,469        $-       N/A   $58,338        $-       N/A   $50,179         $-       N/A
   Demand - interest-bearing......   59,274       448     0.76%    47,019       497     1.06%    37,214        636     1.71%
   Money market & savings.........  127,685     1,708     1.34%   112,321     1,907     1.70%    93,447      2,948     3.15%
   Time deposits..................  192,735     6,243     3.24%   240,230     9,290     3.87%   261,281     15,767     6.03%
                                    -------  --------  --------   -------  --------   -------   -------  ---------  --------
Total deposits ...................  455,163     8,399     1.85%   457,908    11,694     2.55%   442,121     19,351     4.38%
                                    -------  --------             -------  --------             -------  ---------
Total interest-
   bearing deposits...............  379,694     8,399     2.21%   399,570    11,694     2.93%   391,942     19,351     4.94%
                                    -------  --------             -------  --------             -------  ---------
Other borrowings..................  134,057     8,254     6.16%   135,505     8,468     6.25%   151,610      9,308     6.14%
                                    -------  --------             -------  --------             -------  ---------
Total interest-bearing
   liabilities ...................  513,751    16,653     3.24%   535,075    20,162     3.77%   543,552     28,659     5.27%
                                    -------  --------  --------   -------  --------   -------   -------  ---------  --------
Total deposits and
   other borrowings...............  589,220    16,653     2.83%   593,413    20,162     3.40%   593,731     28,659     4.83%
                                    -------  --------  --------   -------  --------   -------   -------  ---------  --------
Non-interest-bearing
   Other liabilities..............   11,890                         8,958                         9,907
Shareholders' equity..............   53,387                        49,369                        45,572
                                    -------                       -------                       -------
Total liabilities and
   Shareholders' equity...........  $654,497                      $651,740                      $649,210
                                    ========                      ========                      ========
Net interest income...............            $25,751                       $23,961                        $20,355
                                              =======                       =======                        =======
Net interest spread...............                        4.15%                         3.69%                          2.99%
                                                       ========                       =======                       ========
Net interest margin (2)...........                        4.24%                         3.85%                          3.25%
                                                       ========                       =======                       ========

----------
(1)  Yields on investments are calculated based on amortized cost.
(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets.


REPUBLIC FIRST BANCORP | 18
--------------------------------------------------------------------------------

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

                                               Year ended December 31,                    Year ended December 31,
                                                    2003 vs. 2002                              2002 vs. 2001
                                         ------------------------------------       ------------------------------------
                                                    Change due to                              Change due to
                                          Average      Average                       Average      Average
(Dollars in thousands)                    Volume        Rate         Total           Volume        Rate         Total
                                         ----------   ----------    ---------       ----------   ----------   ----------
Interest earned on:
   Federal funds sold and other
   interest-earning assets..............     $ 368      $  (232)      $  136            $ 218      $  (763)     $  (545)
   Securities...........................    (2,075)      (1,351)      (3,426)          (2,056)        (784)      (2,840)
   Loans................................       163        1,408        1,571            1,570       (3,076)      (1,506)
                                         ---------    ---------     --------        ---------    ---------    ---------
Total interest earning assets...........   $(1,544)       $(175)     $(1,719)           $(268)     $(4,623)     $(4,891)
                                         ---------    ---------     --------        ---------    ---------    ---------
Interest expense of
   Deposits
    Interest-bearing demand deposits....     $(92)       $  141        $  49           $(104)       $  243       $  139
    Money market and savings............     (205)          404          199            (321)        1,362        1,041
    Time deposits ......................     1,539        1,508        3,047              815        5,662        6,477
                                         ---------    ---------     --------        ---------    ---------    ---------
Total deposit interest expense..........     1,242        2,053        3,295              390        7,267        7,657
                                         ---------    ---------     --------        ---------    ---------    ---------
   Other borrowings.....................        88          126          214            1,007         (167)         840
                                         ---------    ---------     --------        ---------    ---------    ---------
Total interest expense..................     1,330        2,179        3,509            1,397        7,100        8,497
                                         ---------    ---------     --------        ---------    ---------    ---------
   Net interest income..................    $(214)       $2,004       $1,790           $1,129       $2,477       $3,606
                                         =========    =========     ========        =========    =========    =========

     Net Interest Income

      The Company's net interest margin increased 39 basis points to 4.24% for the year ended December 31, 2003, versus the prior year. The improvement reflected increased revenue from the short-term loan and tax refund products, the 21% increase in average lower cost core deposits (demand, money market and savings accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment all of which more than offset the impact of prepayments in the mortgage-backed security and residential mortgage portfolios. Fees on short-term consumer loans and tax refund anticipation loans for 2003 contributed $9.3 million to net interest income in 2003 and 153 basis points to the margin versus $4.5 million and 75 basis points for 2002. The increase reflected the expansion of the portfolio as the DE Bank added two marketers and four additional states compared to the prior year. This increased the volume of loans made and lead to the revenue increases mentioned above. Excluding the impact of those products, margins decreased to 2.71% in 2003 from 3.10% in the prior year. That decrease reflected the impact of the historically high residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred comparable long term security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.19% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 11 basis points to 6.98% for 2003, from 7.09% for the prior year reflecting the impact of the prepayments in residential mortgages and investment securities. Additionally, and also as a result of the lower rate environment, new loan originations are generally being priced at lower rates than existing loans. Accordingly, yields on the loan portfolios are declining. Partially offsetting such declines are continuing reductions in the repricing of maturing certificates of deposit. Overall, the average rate paid on interest-bearing liabilities decreased 53 basis points to 3.24% for 2003, from 3.77% in the prior year, as the Company continued to reprice its deposits to the lower rate environment.

      The Company's net interest income increased $1.8 million, or 7.5%, to $25.8 million for year ended December 31, 2003, from $24.0 million for the prior year. As shown in the Rate Volume table above, the increase in net interest income reflected the positive effect of relatively higher short-term consumer loan and tax refund anticipation loan fees as well as the impact of lower

                                                     REPUBLIC FIRST BANCORP | 19
--------------------------------------------------------------------------------
amounts of certificates of deposit and lower rates paid there on. The decrease in securities income in that table, primarily reflects the prepayment of relatively higher rate mortgage backed securities.

      The Company's total interest income decreased $1.7 million, or 3.9%, to $42.4 million for the year ended December 31, 2003, from $44.1 million for the prior year. Interest and fees on loans increased $1.6 million, or 4.2% to $38.7 million for 2003, from $37.1 million for 2002. Prepayments in the residential mortgage portfolio which reduced interest income were more than offset by a $34.9 million or 9% increase in average commercial and construction loans outstanding and the short-term consumer loan and tax refund loan increases noted above. The increases in interest income for short-term and tax refund loans are the principal factors in the increase in yield on loans of 30 basis points to 8.22%. Interest and dividend income on investment securities decreased $3.4 million, or 54.5% to $2.9 million for 2003, from $6.3 million for the prior year. This decline was due principally to the $46.9 million, or 42.1%, decrease in average investment securities outstanding to $64.6 million at December 31, 2003 from $111.5 million for the prior year. In addition, the average rate earned on investment securities declined 122 basis points to 4.42% as higher coupon investments prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets increased $136,000 as average federal funds sold outstanding increased $29.9 million to $72.8 million. Proceeds from securities and residential mortgage prepayments were temporarily invested in federal funds sold, and the impact of the resulting increased average balances more than offset the lower market rates available for such investments.

      The Company's total interest expense decreased $3.5 million, or 17.4%, to $16.7 million for the year ended December 31, 2003, from $20.2 million for the prior year, as the Company repriced certificates of deposit and other core deposits to the lower rate environment. The decrease also reflected a 21% growth in 2003 of lower cost average core deposits. The Company also increased non-interest bearing accounts further reducing expense. Interest-bearing liabilities averaged $513.8 million for the year ended December 31, 2003, versus $535.1 million for the prior year reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 53 basis points to 3.24% for, 2003, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

      Interest expense on time deposits (certificates of deposit) decreased $3.0 million, or 32.8%, to $6.2 million for 2003, from $9.3 million for the prior year. This decline reflected the lower interest rate environment as the average rate declined 63 basis points to 3.24%. In addition, average certificates of deposit outstanding decreased $47.5 million, or 19.8%, to $192.7 million, for 2003, from $240.2 million in the prior year, as higher cost time deposits matured and were not replaced due to the 21% growth in core deposits.

      Interest expense on other borrowings, primarily FHLB advances, decreased $214,000 or 2.5% to $8.3 million for 2003, compared to $8.5 million for the prior year. This decrease resulted from a $1.5 million decline in average other borrowings to $134.1 million at December 31, 2003, versus $135.5 million for 2002. The decline in average other borrowings reflected increase deposit generation and securities maturities and prepayments which were used to pay down borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. That expense was $372,000 for 2003 versus $392,000 for 2002.

     Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses increased $1.5 million to $6.8 million for the year ended December 31, 2003, from $5.3 million for the prior year. This increase reflected approximately $4.7 million of additional provisions for the short-term consumer and tax refund anticipation loan products that were more than offset by related increases in net interest and non-interest income. Partially offsetting the increased short-term loan provisions were lower loan loss provisions in the commercial loan portfolio.

     Non-Interest Income

      Total non-interest income increased $3.9 million, or 117%, to $7.1 million for the year ended December 31, 2003, versus $3.3 million for the prior year comparable period due primarily to fees earned when short-term loans are sold to third parties. In the third quarter of 2003, the DE Bank began selling an increased volume of such loans. That increased volume reflects additional loans generated and sold in Texas, Arizona, California and Ohio in 2003. Increases in related income were partially offset by unrelated decreases in loan advisory fees and tax refund product related revenue which decreased as a result of volume. Service fees on deposit accounts increased $219,000 reflecting increases in the customer base on which charges were assessed. In addition, the Company purchased $11.5 million of business owned life insurance in May of 2003 for which it earned $263,000 in

REPUBLIC FIRST BANCORP | 20
--------------------------------------------------------------------------------

2003, accounting for the majority of the $292,000 increase in other income. The Company also sold one OREO property at a gain of $224,000 in the four quarter of 2003.

     Non-Interest Expenses

      Total non-interest expenses increased $139,000, or 1.0% to $18.7 million for the year ended December 31, 2003, from $18.6 million for the prior year. The prior year period included an OREO write down of $1.4 million. Salaries and employee benefits increased $1.3 million or 15.5%, to $9.8 million for the year ended December 31, 2003, from $8.5 million for the prior year comparable period. The increase primarily reflected increased incentives for loan and deposit business development efforts. It also reflected normal merit and promotional increases which ranged from 2-5%.

      Occupancy expense increased $107,000, or 7.5%, to $1.5 million for the year ended December 31, 2003, due primarily to increased rent and repairs and maintenance expense.

     Depreciation expense increased $371,000, or 35.5% to $1.4 million for the year ended December 31, 2003, versus $1.0 million for the prior year reflecting higher depreciation on computer equipment and software purchases required for various loan and deposit applications and for the tax refund anticipation loan product. The Company also expensed approximately $175,000 of software and hardware items that were obsolete.

      Legal fees decreased $735,000, or 42.7% to $986,000 for the year ended December 31, 2003, from $1.7 million for the prior year. This decrease reflected lower legal expenses related to loan collections. In particular, the legal expense on two specific loans in 2002, was largely reduced in 2003.

      Advertising expense declined $223,000, or 54.0%, to $190,000 as the Company reduced the number of advertisements during the period.

      Other real estate owned expense declined $1.2 million to $240,000. The prior year included a write down on one property of $1,357,000.

      Other operating expenses increased $516,000, or 12.8% to $4.6 million for the year ended December 31, 2003, from $4.0 million for the prior year. The majority of that increase reflected a second quarter charge of $200,000 for severance costs related to the consolidation of staff positions in several departments. The increase also reflected higher data processing costs related to support for the short-term loan products, higher audit fees and increased franchise tax expense. The prior year included a charge of $195,000 for the write down of a receivable.

     Provision for Income Taxes

      The provision for income taxes increased $1.3 million to $2.5 million for the year ended December 31, 2003, from $1.2 million for the prior year. This increase was primarily the result of the increase in pre-tax income. The effective tax rate declined to 33.6% for the year ended December 31, 2003 from 34.4% for the prior year comparable period due primarily to the impact of business owned life insurance income, a portion of which is not taxable.

Results of Operations for the years ended December 31, 2002 and 2001

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

     The Company's net interest income increased $3.6 million, or 17.7%, to $24.0 million for the year ended December 31, 2002, from $20.4 million for the year ended December 31, 2001. As shown in the Rate/Volume table above, the increase in net

                                                     REPUBLIC FIRST BANCORP | 21
--------------------------------------------------------------------------------
interest income was due to the positive effect of volume changes of approximately $1.1 million, and the repricing of deposits, which contributed $2.5 million to net interest income. The positive impact of volume changes reflected a decrease in higher cost time deposits and other borrowed funds, which decreased 8.1% and 10.6% on average, respectively, from year to year.

     The Company's total interest income decreased $4.9 million, or 10.0%, to $44.1 million for the year ended December 31, 2002, from $49.0 million for the year ended December 31, 2001. That decrease reflected a $4.6 million decline due to the lower interest rate environment with the remaining decline of $268,000 reflecting lower volume, primarily in securities. Interest and fees on loans decreased $1.5 million to $37.1 million for the year ended December 31, 2002 versus $38.6 million for the prior year comparable period. The decline reflected the lower interest rate environment and average prime rate during 2002. It also reflects the prepayments in the mortgage portfolios, which declined $11.1 million or 15.3% on average, from year to year. These declines were partially offset by volume increases in average commercial and construction loans of $26.5 million, or 7.4%. The full year impact of the short-term loan program also contributed to the positive volume variance. The impact of the lower prime rate was the principal factor reducing the yield on loans 69 basis points to 7.92%. Interest and dividend income on securities decreased $2.8 million, or 31.1% to $6.3 million for the year ended December 31, 2002, from $9.1 million for the year ended December 31, 2001. This decline was due principally to the $36.5 million decrease in average securities outstanding to $111.5 million at December 31, 2002 from $148.0 million at the prior year end. In addition, the average rate earned on securities declined 53 basis points to 5.64% as higher coupon investments prepaid more rapidly than lower coupon investments and the rates earned on variable rate securities declined due to the lower interest rate environment. The Company made $18.8 million of securities purchases in 2002, and did not replace the majority of maturities and prepayments. Instead, related proceeds were utilized to fund commercial loan growth and reduce FHLB borrowings. Interest income on federal funds sold and other interest-earning assets decreased $545,000, reflecting the lower interest rate environment.

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

REPUBLIC FIRST BANCORP | 22
--------------------------------------------------------------------------------

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

Financial Condition

      December 31, 2003 Compared to December 31, 2002

      Total assets increased $7.1 million to $654.8 million at December 31, 2003, versus $647.7 million at December 31, 2002. This net increase reflected higher commercial loan outstandings, partially offset by reduced residential mortgage and mortgage backed securities balances.

     Loans:

     The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $24.5 million or 5.3%, to $488.2 million at December 31, 2003, versus $463.7 million at December 31, 2002. The increase reflected $64.6 million, or 16.4% of growth in commercial and construction loans versus a $36.4 million, or 71.0% decline in residential mortgage loans resulting primarily from historically high prepayments reflecting the decline in long-term mortgage rates. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $10.3 million at December 31, 2003. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $5.9 million at December 31, 2003, was $51.5 million. The $5.9 million

                                                     REPUBLIC FIRST BANCORP | 23
--------------------------------------------------------------------------------
threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At December 31, 2003, the Company through the DE Bank had $1.4 million in short-term consumer loans outstanding versus $5.0 million at December 31, 2002. The decrease resulted from the DE Bank's sale of the majority of such loans beginning in the third quarter of 2003, as requested by the Bank's regulators.

     Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage backed securities, and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $61.7 million at December 31, 2003, a decrease of $25.6 million or 29.3%, from year-end 2002. This decrease resulted primarily from historically high principal repayments on mortgage backed securities which temporarily served to increase liquidity. During the fourth quarter of 2003, the Company purchased $23.2 million of 12 to 24 month agency securities to replace a limited amount of the mortgage backed prepayments. Long term securities purchase continued to be deferred in light of the low interest rate environment. At December 31, 2003, and December 31, 2002, the portfolio had net unrealized gains of $1.2 million and $2.6 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At December 31, 2003, securities held to maturity totaled $8.3 million, a decrease of $1.0 million, or 10.9% from $9.3 million at year-end 2002. The decline reflected redemption of Federal Reserve Bank stock as both Banks are now regulated by the FDIC. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company's most liquid assets. The aggregate amount in these three categories decreased by $2.2 million, to $70.6 million at December 31, 2003, from $72.8 million at December 31, 2002. Federal funds sold decreased by $12.2 million to $39.0 million from $51.1 million, respectively, reflecting the net increase in commercial loan growth.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At December 31, 2003, the balance was $3.5 million versus $4.2 million at December 31, 2002.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $588,000, or 11.8%, to $4.4 million at December 31, 2003, from $5.0 million at December 31, 2002. The decrease reflected depreciation of equipment and software.

     Other Real Estate Owned:

     The OREO property represents retail stores in a strip mall. The original loan balance was $357,000 of which $150,000 was charged to the allowance for loan losses in the fourth quarter of 2003 resulting in a $207,000 balance in other real estate owned.

     Business Owned Life Insurance:

     In the second quarter of 2003, the Company purchased $11.5 million of business owned life insurance. The income earned on these policies is reflected in non-interest income.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including brokered deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Total deposits decreased by $2.7 million to $453.6 million at December 31, 2003, from $456.3 million at December 31, 2002. However, average core deposits increased 20.6%, or $44.7 million more than the prior year end to $262.4 million in, 2003. The increased lower cost core deposit balances were used to replace higher cost maturing time deposits (certificates of deposit).

REPUBLIC FIRST BANCORP | 24
--------------------------------------------------------------------------------

Time deposits decreased $35.7 million, or 16.0% to $187.6 million at December 31, 2003, versus $223.2 million at the prior year-end. Core deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market that continue to leave some customers underserved.

     FHLB Borrowings and Overnight Advances:

     FHLB borrowings and overnight advances are used to supplement deposit generation. FHLB borrowings by the PA Bank totaled $125.0 million at December 31, 2003 and December 31, 2002, respectively. The Company's borrowings primarily mature beginning in the third quarter of 2004 through the first quarter of 2005. The PA Bank also had short-term borrowings (overnight) of $2.8 million at December 31, 2003 versus $0 at prior year end.

     Shareholders' Equity:

     Total shareholders' equity increased $5.1 million to $56.4 million at December 31, 2003, versus $51.3 million at December 31, 2002. This increase was primarily the result of 2003 net income of $4.9 million and proceeds from stock option exercises of $1.1 million. These increases were partially offset by a $908,000 reduction in the market value of securities.

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

     Prepayments on residential real estate mortgages and other fixed rate loans and mortgage backed securities may cause significant fluctuations in interest margins.

     Short-term consumer loans were first offered through the DE Bank in 2001. At December 31, 2003, there was approximately $1.4 million of short-term consumer loans outstanding, which were originated in Georgia. The DE Bank also originates loans in Texas, California, Arizona and Ohio which are sold to third parties. The participations sold at December 31, 2003 were $16.2 million.
Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

     The DE Bank began offering two tax refund products in 2001 with Liberty Tax Service. Liberty Tax Service is a nationwide professional tax service provider which prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). There can be no assurance that revenue levels will increase significantly in future periods.

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

                                                     REPUBLIC FIRST BANCORP | 25
--------------------------------------------------------------------------------

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $94.8 million and $52.3 million and standby letters of credit of approximately $4.0 million and $7.2 million at December 31, 2003 and 2002, respectively. The increase in commitments reflects an increase in construction lending. However, commitments may often expire without being drawn upon. The $94.8 million of commitments to extend credit at December 31, 2003, were substantially all variable rate commitments.

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

REPUBLIC FIRST BANCORP | 26
--------------------------------------------------------------------------------

Contractual obligations and other commitments
---------------------------------------------

         The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:


                                                                          One to    Four to     After
                                                            Less than      Four      Five        Five
(dollars in thousands)                             Total     One Year     Years      Years      Years
                                                 --------    --------   --------   --------    -------

      Minimum annual rentals or noncancellable
           Operating leases                      $  3,342   $    958   $  2,186   $    198   $     --

      Remaining contractual maturities of time
           deposits                               187,590    128,889     50,960      7,731         10

      Contingent liabilities on equipment             122        107         15         --         --

      Benefit plans                                   656        656         --

      Loan commitments                             94,754     75,767     14,241         --      4,746

      Long-term borrowed funds                    125,000    100,000     25,000         --         --

      Standby letters of credit                     3,962      3,833         89         --         40
                                                 --------   --------   --------   --------   --------

      Total                                      $415,426   $310,210   $ 92,491   $  7,929   $  4,796
                                                 ========   ========   ========   ========   ========


     As of December 31, 2003, the Company had entered into non-cancelable lease agreements for its main office and operations center, seven PA Bank retail branch facilities and two DE Bank retail branches, expiring through November 31, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $3.3 million through the year 2008. Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on repayments totaling $122,000 through 2005. The Company has entered into employment agreements with the President of the Company and the President of the PA Bank. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2003 is approximately $656,000.

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

     At December 31, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $148.3 million, which represented 30.4% of gross loans receivable at December 31, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

                                                     REPUBLIC FIRST BANCORP | 27
--------------------------------------------------------------------------------

     Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. Savings, money market and interest-bearing demand accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously, and accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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

     The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 2003. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.

REPUBLIC FIRST BANCORP | 28
--------------------------------------------------------------------------------

                                                      Interest Sensitivity Gap
                                                        At December 31, 2003
                                                       (Dollars in thousands)

                                                                                                    More     Financial
                        0-90      91-180    181-365       1-2       2-3         3-4      4-5       than 5    Statement   Fair
                        Days       Days       Days       Years     Years       Years    Years       Years      Total    Value
                       -------    ------   --------     ------    -------      -----    ------     -------   -------- --------
Interest Sensitive
Assets:
Investment
securities and other
interest-bearing
balances.............  $57,112    $8,918   $ 36,623     $8,916    $ 1,783      $ 416    $  126     $ 2,034   $115,928 $115,968
  Average interest
    rate.............     1.45%     2.06%      3.29%      4.72%      5.08%      5.11%     4.84%       5.70%
Loans receivable.....  253,455    17,480     48,686     54,773     42,783     29,906    24,999       7,441    479,523  483,300
  Average interest
    rate.............     5.06%     6.96%      6.77%      6.84%      6.70%      6.71%     6.32%       5.84%
                       -------    ------   --------     ------    -------      -----    ------     -------   -------- --------
Total................  310,567    26,398     85,309     63,689     44,566     30,322    25,125       9,475    595,451  599,268
                       -------    ------   --------     ------    -------      -----    ------     -------   -------- --------

Cumulative Totals.... $310,567  $336,965   $422,274   $485,963   $530,529   $560,851  $585,976    $595,451
                      ========  ========   ========   ========   ========   ========  ========    ========

Interest Sensitive
Liabilities:
Demand Interest
Bearing.............. $ 45,998    $  975   $  1,025    $ 2,050    $ 2,050    $ 2,050   $19,167      $    -    $73,315  $73,315
  Average interest
    rate.............      .60%      .60%       .60%       .60%       .60%       .60%      .60%
Savings Accounts.....    9,028       322        338        677        677        677     6,326           -     18,045   18,045
  Average interest
    rate.............     1.75%     1.75%      1.75%      1.75%      1.75%      1.75%     1.75%       1.75%
Money Market Accounts   28,405     2,277      2,474      4,946      4,946      4,946    44,020         330     92,344   92,344
  Average interest
    rate.............     1.25%     1.25%      1.25%      1.25%      1.25%      1.25%     1.25%       1.25%
Time Deposits........   61,129    35,124     32,636     36,583     13,051      1,326     7,731          10    187,590  188,005
  Average interest
    rate.............     1.78%     3.15%      2.62%      3.76%      3.03%      3.97%     2.99%       3.44%
FHLB Advances........    2,852         -    100,000(1)  25,000(1)       -          -         -           -    127,852  131,735
  Average interest
    rate.............     1.47%         -      6.06%      6.71%          -
Trust Preferred
Securities...........        -     6,000          -          -          -          -         -           -      6,000    6,000
  Average interest
    rate.............               4.81%
                       -------    ------   --------     ------    -------      -----    ------     -------   -------- --------
Total................  147,412    44,698    136,473     69,256     20,724      8,999    77,244         340    505,146  509,444
                      --------  --------  ---------  ---------  ---------   -------- ---------   ---------   -------- --------

Cumulative Totals.... $147,412  $192,110  $ 328,583  $ 397,839  $ 418,563   $427,562 $ 504,806   $ 505,146
                      ========  ========  =========  =========  =========   ======== =========   =========
Interest Rate
   Sensitivity GAP... $163,155  $(18,300) $ (51,164) $  (5,567) $  23,842   $ 21,323 $ (52,119)  $   9,135
Cumulative GAP....... $163,155  $144,855  $  93,691  $  88,124  $ 111,966   $133,289 $  81,170   $  90,305
Interest Sensitive
Assets/
   Interest Sensitive
   Liabilities.......   210.68%   175.40%    128.51%    122.15%    126.75%    131.17%   116.08%     117.88%
Cumulative GAP/
   Total Earning
   Assets............       27%       24%        16%        15%        19%        22%       14%         15%

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

     Through the use of income simulation modeling the Company has estimated net interest income for the year ending December 31, 2004, based upon the assets, liabilities and off-balance sheet financial instruments at December 31, 2003. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31, excluding the impact of short-term and tax refund loans:

                                                     REPUBLIC FIRST BANCORP | 29
--------------------------------------------------------------------------------

                                                        Percent change
                                                  ---------------------------
          Rate shocks to interest rates              2004             2003
        ---------------------------------         -----------      ----------

                          +2%                        17.3%            13.6%
                          +1%                         9.3              7.9
                          -1%                        (7.4)            (6.5)
                          -2%                       (18.7)           (16.8)

     The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Prepayments on residential mortgage loans and mortgage backed securities have increased over historical levels due to the lower interest rate environment, and may result in reductions in margins.

Capital Resources

     The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.92% and 14.49% at December 31, 2003, and 2002, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2003 and 2002 were 12.66% and 13.24%, respectively. At December 31, 2003, and 2002, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

     Under FRB and FDIC regulations, a bank and a holding company are deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2003, and 2002, the Company's leverage ratio was 9.64% and 8.56%, respectively. Accordingly, at December 31, 2003 and 2002, the Company was considered "well capitalized" under FRB and FDIC regulations.

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor").

     The shareholders' equity of the Company as of December 31, 2003, totaled approximately $56.4 million compared to approximately $51.3 million as of December 31, 2002. This increase of $5.1 million reflected 2003 net income of $4.9 million and proceeds from stock option exercises of $1.1 million, which more than offset a $908,000 decline in market value of available for sale securities. These factors also increased the book value per share of the Company's common stock, which increased from $8.23 as of December 31, 2002, based upon 6,230,420 shares outstanding, to $8.64 as of December 31, 2003, based upon 6,522,488 shares outstanding at December 31, 2003.

REPUBLIC FIRST BANCORP | 30
--------------------------------------------------------------------------------

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

     The following table presents the Company's regulatory capital ratios at December 31, 2003, and 2002:

                                                                                                        To be well
                                                                                                    capitalized under
                                                                        For Capital                 regulatory capital
                                           Actual                    Adequacy Purposes                  guidelines
                                   ------------------------       ------------------------        ------------------------
     (Dollars in thousands)          Amount        Ratio            Amount        Ratio             Amount        Ratio
                                   -----------   ----------       -----------    ---------        -----------   ----------
      At December 31, 2003
Total risk based capital
   Republic First Bank..........      $57,417       12.57%           $36,534        8.00%            $45,667       10.00%
   First Bank of DE.............        8,399       29.06%             2,312        8.00%              2,891       10.00%
   Republic First Bancorp, Inc..       67,436       13.92%            38,765        8.00%                 --           --
Tier one risk based capital
   Republic First Bank..........       51,689       11.32%            18,267        4.00%             27,475        6.00%
   First Bank of DE.............        8,025       27.76%             1,156        4.00%              1,734        6.00%
   Republic First Bancorp, Inc..       61,346       12.66%            19,382        4.00%                 --           --
Tier one leverage capital
   Republic First Bank..........       51,689        8.77%            29,475        5.00%             29,475        5.00%
   First Bank of DE.............        8,025       16.55%             2,410        5.00%              2,410        5.00%
   Republic First Bancorp, Inc..       61,346        9.64%            31,817        5.00%                 --           --

      At December 31, 2002
Total risk based capital
   Republic First Bank..........      $52,400       13.39%           $31,308        8.00%            $39,135       10.00%
   First Bank of DE.............        6,144       22.59%             2,176        8.00%              2,720       10.00%
   Republic First Bancorp, Inc..       60,581       14.49%            33,447        8.00%                 --           --
Tier one risk based capital
   Republic First Bank..........       47,493       12.14%            15,654        4.00%             23,481        6.00%
   First Bank of DE.............        5,801       21.33%             1,088        4.00%              1,632        6.00%
   Republic First Bancorp, Inc..       55,337       13.24%            16,724        4.00%                 --           --
Tier one leverage capital
   Republic First Bank..........       47,493        7.82%            30,377        5.00%             30,377        5.00%
   First Bank of DE.............        5,801       13.94%             2,081        5.00%              2,081        5.00%
   Republic First Bancorp, Inc..       55,337        8.56%            32,231        5.00%                 --           --

     Management believes that the Company and Banks meet as of December 31, 2003, and 2002, all capital adequacy requirements to which they are subject. As of December 31, 2003, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed the Banks' category.

     The Company and the Banks' ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on the Banks' loan customers and the Banks' ability to manage their interest rate risk, growth and other operating expenses.

                                                     REPUBLIC FIRST BANCORP | 31
--------------------------------------------------------------------------------

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

     The Company's equity to assets ratio increased from 7.92% as of December 31, 2002, to 8.61% as of December 31, 2003. The increase at year-end 2003 was a result of the improvement in net income. The Company's average equity to assets ratio for 2003, 2002 and 2001 was 8.16%, 7.57% and 7.02%, respectively. The Company's average return on equity for 2003, 2002 and 2001 was 9.20%, 4.52%, and 4.59%, respectively; and its average return on assets for 2003, 2002, and 2001, was 0.75%, 0.34%, and 0.33%, respectively.

Liquidity

     Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, time investment purchases to market conditions and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

     Regulatory authorities require the Company to maintain certain liquidity ratios such that the Banks maintain available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Company has formed an Asset/Liability Committee (ALCO), comprised of certain members of the Banks' board of directors and senior management, which monitors such ratios. The purpose of the committee is, in part, to monitor the Banks' liquidity and adherence to the ratios in addition to managing relative interest rate risk. The ALCO meets at least quarterly.

     The Company's most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $70.6 million at December 31, 2003, compared to $72.8 million at December 31, 2003. Loan maturities and repayments are another source of asset liquidity. At December 31, 2003, the PA Bank estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2004. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the PA Banks' line of credit.

     Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System ("FHLB"). At December 31, 2003, the PA Bank had $67.0 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $109.0 million at December 31, 2002. The reduction in available lines resulted from prepayments of the PA Bank's mortgage backed securities and residential mortgage loan portfolio pledged as collateral against those lines. Notwithstanding these reductions, management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable the PA Bank to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

     At December 31, 2003, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $98.4 million. Certificates of deposit scheduled to mature in one year totaled $128.9 million at December 31, 2003. The PA Bank has $125.0 million in term FHLB borrowings at December 31, 2003. Of this amount, $100.0 million will mature in 2004. These term borrowings are expected to be replaced by overnight borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

     The Banks' target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks' interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit with a correspondent bank to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million at December 31, 2003. The PA Bank had drawn down $2.9 million on this line at December 31, 2003. Additionally, the PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $184.8 million. As of December 31, 2003, and 2002, the PA Bank had borrowed $125.0 million from FHLB. Investment securities represent a primary source of liquidity for the PA Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

REPUBLIC FIRST BANCORP | 32
--------------------------------------------------------------------------------

     Operating cash flows are primarily derived from cash provided from net income during the year and are another source of liquidity. In 2003, significant cash flows were provided from the maturities and principal paydowns of securities.

     The Company's primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. The PA Bank has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, the incremental cost may vary depending on market conditions. The Company's securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. Because of the FHLB's AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

     The ALCO committee is responsible for managing the liquidity position and interest sensitivity of the Banks. That committee's primary objective is to maximize net interest income while configuring the Banks' interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

     The Banks' investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency securities, mortgage backed securities, corporate bonds, trust preferred securities and FHLB stock. The Company's ALCO monitors and approves all security purchases. The decline in securities in 2003 was a result of the Company's strategy to reduce the amount of the investment securities by not replacing mortgage backed securities prepayments in the lower interest rate environment. The Company instead was able to increase its commercial loan balances, through increased loan production.

     A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2003 and 2002 follows.

                                                                  Investment Securities Available for Sale at
                                                                                  December 31,
                                                                 -----------------------------------------------
                                                                             (Dollars in thousands)
                                                                    2003              2002             2001
                                                                 -----------       -----------      ------------
     U.S. Government Agencies............................           $24,425           $ 5,759          $    897
     Mortgage backed Securities/CMOs (1).................            24,235            71,623           113,511
     Other debt securities (3)...........................            11,843             7,352                --
                                                                 -----------       -----------      ------------
     Total amortized cost of securities..................           $60,503           $84,734          $114,408
                                                                 -----------       -----------      ------------
     Total fair value of investment securities...........           $61,686           $87,291          $113,868
                                                                 -----------       -----------      ------------

                                                                   Investment Securities Held to Maturity at
                                                                                  December 31,
                                                                 -----------------------------------------------
                                                                             (Dollars in thousands)
                                                                    2003              2002             2001
                                                                 -----------       -----------      ------------
     U.S. Government Agencies............................             $  68            $  122          $    997
     Mortgage backed Securities/CMOs (1).................               265               760             1,399
     Other securities (2)................................             7,927             8,388             9,178
                                                                 -----------       -----------      ------------
     Total amortized cost of investment securities.......           $ 8,260           $ 9,270          $ 11,574
                                                                 -----------       -----------      ------------
     Total fair value of investment securities...........           $ 8,300           $ 9,297          $ 11,601
                                                                 -----------       -----------      ------------

----------
(1) Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2)  Comprised primarily of FHLB stock.
(3)  Comprised primarily of corporate bonds and trust preferred securities.

                                                     REPUBLIC FIRST BANCORP | 33
--------------------------------------------------------------------------------

     The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2003. Mortgage backed securities are presented without consideration of amortization or prepayments.

                                             Investment Securities Available for Sale at December 31, 2003
                           ------------------------------------------------------------------------------------------------
                                             One to Five       Five to Ten
                           Within One Year      Years             Years          Past 10 Years               Total
                           ---------------  -------------    ---------------    ---------------  --------------------------
                           Amount   Yield   Amount  Yield    Amount    Yield    Amount    Yield  Fair value   Cost    Yield
                           ------   -----   ------  -----    ------    -----    ------    -----  ----------   -----   -----
                                                             (Dollars in thousands)
U.S. Government Agencies   $1,214   1.35%  $23,221    2.25%   $    -        -%   $    -        -%  $24,435   $24,425   2.21%
Other debt securities (1)   2,053   4.75         -       -         -        -     9,912     2.85    11,965    11,843   3.18%
Mortgage backed
  securities.............       -      -         -       -     1,285     6.06    24,001     5.62    25,286    24,235   5.64%
                           ------   ----   -------    ----    ------     ----   -------     ----   -------   -------   ----
Total AFS securities....   $3,267   3.49%  $23,221    2.25%   $1,285     6.06%  $33,913     4.81%  $61,686   $60,503   3.80%
                           ======   ====   =======    ====    ======     ====   =======     ====   =======   =======   ====


                                              Investment Securities Held to Maturity at December 31, 2003
                                -------------------------------------------------------------------------------------
                                                  One to Five       Five to Ten
                                Within One Year      Years             Years          Past 10 Years       Total
                                ---------------  -------------    ---------------    ---------------  ---------------
                                Amount   Yield   Amount  Yield    Amount    Yield    Amount    Yield  Amount    Yield
                                ------   -----   ------  -----    ------    -----    ------    -----  ------    -----
                                                                (Dollars in thousands)
U.S. Government Agencies...       $68      1.73%   $ --     --%   $  --       --%  $   --        -%    $  68    1.73%
Mortgage backed securities.        --        --      --     --       --       --       265    7.33%      265    7.33%
Other securities...........        25      4.50     280   6.98      102     6.34%    7,520(2) 2.09%    7,927    2.33%
                                 ----     -----    ----  -----    -----    ------   ------    -----   ------    -----
Total HTM securities.......       $93      2.47    $280  6.98%     $102     6.34%   $7,785    3.63%   $8,260    2.49%
                                 ====     =====    ====  =====    =====    ======   ======    =====   ======    =====

(1)  Variable rate instruments
(2) Primarily comprised of FHLB stock, which is targeted by the FHLB to yield a variable rate tied to market indices; however, the yield is wholly dependent on dividends paid

Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of $10.3 million at December 31, 2003. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $5.9 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2003, amounted to $51.5 million. There were no loans in excess of the combined legal lending limit at December 31, 2003.

     The Company's total loans increased $24.5 million, or 5.3%, to $488.2 million at December 31, 2003, from $463.7 million at December 31, 2002. The increase reflected a $56.5 million or 16.4% increase in construction loans, a category which the Company had targeted for growth. This increase more than offset a $36.4 million or 71.0% decline in residential mortgages reflecting rapid repayments due to the lower rate environment in 2003. The $4.0 million decrease in consumer loans resulted primarily from a reduction in short-term loans retained, with the majority of such loans sold beginning third quarter 2003.

REPUBLIC FIRST BANCORP | 34
--------------------------------------------------------------------------------

     The following table sets forth the Company's gross loans by major categories for the periods indicated:

                                                                          At December 31,
                                                 ------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                                   2003           2002          2001          2000           1999
                                                 --------       --------      --------      --------       --------
Commercial:
   Real estate secured (1)....................   $302,618       $297,193      $286,583      $271,222       $224,072
   Construction and land development..........     88,850         32,377        34,996        12,860          9,630
   Non real estate secured....................     52,041         54,163        53,388        39,016         36,600
   Non real estate unsecured..................     13,688          8,513         7,229        10,543          4,467
                                                 --------       --------      --------      --------       --------
     Total commercial.........................    457,197        392,246       382,196       333,641        274,769
Residential real estate (2)...................     14,875         51,265        67,821        74,825         76,975
Consumer and other............................     16,147         20,178        19,302        13,919         11,069
                                                 --------       --------      --------      --------       --------
     Total loans, net of unearned income......   $488,219       $463,689      $469,319      $422,385       $362,813
                                                 ========       ========      ========      ========       ========

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

                                                                            At December 31, 2003
                                                      -------------------------------------------------------------
                                                                           (Dollars in thousands)
                                                       One Year    More Than One Year       Over           Total
                                                       or Less     Through Five Years    Five Years        Loans
                                                      ----------   ------------------    ----------       --------

Commercial and Commercial Real Estate................    $66,080          $200,732          $101,535      $368,347
Construction and Land Development....................     47,834            38,067             2,949        88,850
Residential Real Estate..............................        737                --            14,138        14,875
Consumer and Other...................................      4,724             2,256             9,167        16,147
                                                        --------          --------          --------      --------
     Total...........................................   $119,375          $241,055          $127,789      $488,219
                                                        --------          --------          --------      --------

Loans with Fixed Rates...............................     37,885           165,109            44,909       247,903
Loans with Floating Rates............................     81,490            75,946            82,880       240,316
                                                        --------          --------          --------      --------
     Total...........................................   $119,375          $241,055          $127,789      $488,219
                                                        ========          ========          ========      ========

Percent Composition by Maturity......................     24.45%            49.37%            26.18%       100.00%
Fixed Rate Loans as Percent of Total.................     31.74             68.49              35.14        50.78
Floating Rate Loans as Percent of Total..............     68.26             31.51              64.86        49.22

     In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

     At December 31, 2003, 50.8% of total loans were fixed rate compared to 60.1% at December 31, 2002.

                                                     REPUBLIC FIRST BANCORP | 35
--------------------------------------------------------------------------------

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

     While a loan is classified as non-accrual or as an impaired loan and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

REPUBLIC FIRST BANCORP | 36
--------------------------------------------------------------------------------

     The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

                                                                                       At December 31,
                                                                    -----------------------------------------------------
                                                                     2003        2002         2001       2000       1999
                                                                    ------      ------       ------     ------     ------
                                                                                  (Dollars in thousands)
Loans accruing, but past due 90 days or more..................      $3,084      $4,051       $  518     $   91     $  333
Restructured loans............................................           -           -            -      1,982          -
Non-accrual loans.............................................       5,527       2,972        3,830      1,350      1,778
                                                                    ------      ------       ------     ------     ------
Total non-performing loans....................................       8,611       7,023        4,348      3,423      2,111
Other real estate owned.......................................         207       1,015        1,858          -        643
                                                                    ------      ------       ------     ------     ------
Total non-performing assets(1)................................      $8,818      $8,038       $6,206     $3,423     $2,754
                                                                    ======      ======       ======     ======     ======
Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2).......................       1.76%       1.51%        0.93%      0.81%      0.58%
Non-performing assets as a percentage of total assets.........       1.35%       1.24%        0.95%      0.52%      0.47%

----------
(1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.
(2)  Includes loans held for sale.

     Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. The increase in non-accrual loans reflects a $1.9 million loan secured by an office complex that is in the process of collection. The Company has established $578,000 of reserves against this loan within the allowance for loan losses. The increase also reflects a $1.2 million loan secured by a single residential property that has a ratio of loan principal to the estimated value of the property of approximately 65%. Related reserves of $180,000 for that loan have been established within the allowance for loan losses. At December 31, 2003, all identified problem loans are included in the preceding table, or are classified as substandard or doubtful, with a reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of related balances.

     The following summary shows the impact on interest income of non-accrual loans for the periods indicated:

                                                                       For the Year Ended December 31,
                                                     --------------------------------------------------------------------
                                                       2003          2002             2001           2000          1999
                                                     --------      --------         --------       --------      --------
Interest income that would have been
  recorded had the loans been in accordance
  with their original terms........................  $285,000      $241,000         $203,000       $125,000      $189,000
Interest income included in net income.............  $     -       $     -          $      -       $171,000      $      -

     At December 31, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $148.3 million, which represented 30.4% of gross loans receivable at December 31, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. The Banks had no credit exposure to "highly leveraged transactions" at December 31, 2003 as defined by the FRB.

                                                     REPUBLIC FIRST BANCORP | 37
--------------------------------------------------------------------------------

Allowance for Loan Losses

     A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 is as follows:
(dollars in thousands)

                                                               For the Year Ended December 31,
                                          ----------------------------------------------------------------------
                                             2003           2002           2001           2000            1999
                                          ---------      ---------      ---------      ---------       ---------
Balance at beginning of period .......    $   6,642      $   5,431      $   4,072      $   3,208       $   2,395

Charge-offs:
  Commercial .........................          365          2,542          2,077             66              91
 Tax refund loans ....................        1,393             --             --             --              --
  Consumer ...........................           53              3             --             90             117
  Short-term loans ...................        4,299          1,670            802             --              --
                                          ---------      ---------      ---------      ---------       ---------
    Total charge-offs ................        6,110          4,215          2,879            156             208
                                          ---------      ---------      ---------      ---------       ---------

Recoveries:
  Commercial .........................        1,066            123            257            340             124
  Tax refund loans ...................          334             --             --             --              --
  Consumer ...........................           --             --             17             14              17
                                          ---------      ---------      ---------      ---------       ---------
    Total recoveries .................        1,400            123            274            354             141
                                          ---------      ---------      ---------      ---------       ---------
Net charge-offs (recoveries) .........        4,710          4,092          2,605           (198)             67
                                          ---------      ---------      ---------      ---------       ---------
Provision for loan losses ............        6,764          5,303          3,964            666             880
                                          ---------      ---------      ---------      ---------       ---------
  Balance at end of period ...........    $   8,696      $   6,642      $   5,431      $   4,072       $   3,208
                                          =========      =========      =========      =========       =========

  Average loans outstanding (1) ......    $ 470,237      $ 468,239      $ 448,397      $ 389,156       $ 325,544

As a percent of average loans (1):
  Net charge-offs (recoveries) (2) ...         1.00%          0.87%          0.58%         (0.05)%          0.02%
  Provision for loan losses ..........         1.44           1.13           0.88           0.17            0.27
  Allowance for loan losses ..........         1.85           1.42           1.21           1.05            0.99

Allowance for loan losses to:
  Total loans, net of unearned income.         1.78%          1.43%          1.16%          0.96%           0.88%
  Total non-performing loans .........       101.00%         94.57%        124.89%        118.96%         151.97%

----------
(1)  Includes non-accruing loans.
(2) Excluding short-term and tax refund loan charge-offs, ratios were (.14%), 0.52% and .40% in 2003, 2002 and 2001, respectively.


     The Company had two large commercial loan recoveries in 2003. Approximately $700,000 was collected on a $2.7 million loan, the majority of which was charged off in 2002 and additional recoveries on that charge-off are anticipated in the future. The Company also recovered $268,000 in 2003 related to another borrower, the majority of whose loan was charged off in 2001. There were no significant commercial loan charge offs in 2003. The increase in short-term loan charge offs reflected greater amounts of loans generated in 2003. However, since the vast majority of such loans are now sold, lower levels of charge-offs are expected in 2004. Additional net interest and non-interest income more than offset the increased short-term loan charge offs. Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management's best estimate of known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.


REPUBLIC FIRST BANCORP | 38
--------------------------------------------------------------------------------

     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at December 31, 2003. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Banks' management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

                                                                       At December 31,
                            -------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                  2003                 2002                 2001                 2000                 1999
                                  ----                 ----                 ----                 ----                 ----
Allocation of the
allowance                             % of                 % of                 % of                 % of                  % of
  for loan losses: (1),(2)  Amount    Loans      Amount    Loans      Amount     Loans     Amount     Loans     Amount     Loans
                            ------    -----      ------    -----      ------     -----     ------     -----     ------     -----
Commercial.................  $5,531     75.5%     $5,336     77.5%     $4,540     73.9%     $3,048     76.0%     $2,047      73.0%
Construction...............   1,133     18.1         359      7.0         274      7.5          96      3.0          72       2.7
Residential real estate....      60      3.1         205     11.1         203     14.5         224     17.7         423      21.2
Consumer and other.........      96      3.2         104      3.3         104      2.6         110      3.3          84       3.1
Short-term loans...........     883      0.1          97      1.1          78      1.5          47       --          --        --
Unallocated................     993       --         541       --         232       --%        547       --         582        --
                             ------     ----      ------     ----      ------     ----      ------     ----      ------      ----
   Total...................  $8,696      100%     $6,642      100%     $5,431      100%     $4,072      100%     $3,208       100%
                             ======     ====      ======     ====      ======     ====      ======     ====      ======      ====

----------
(1)  Gross loans net of unearned income. (2) Includes loans held for sale.

     The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loan categories outstanding. In 2003, excluding short-term and tax refund loans, the Company experienced net recoveries of approximately .14%. Net charge-offs, excluding short-term loans, to average loans were .52% and .40%, respectively, in 2002 and 2001. Substantially all of the charge-offs in those years, related to two borrowers. In the previous three years, that ratio did not exceed .21%. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2003. The Company applied historical loss percentages for short-term consumer loans and added additional reserves based on industry experience, which in some cases is greater than the Company's experience. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Further, the Company attempts to classify any applicable loans according to regulatory definitions, for loans that may have characteristics that may decrease the probability of full compliance with original loan terms. Consistent with regulatory reserve allocations the classifications and percentage of principal which are allocated to the allowance for loan losses are as follows: special mention-3%, substandard-15%, and doubtful-50. Also, the Company may estimate and recognize reserve allocations above these regulatory reserve percentages based upon any factor that might impact the loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition. In 2003, the unallocated component increased $452,000 to $993,000, primarily for economic reasons. The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the

                                                     REPUBLIC FIRST BANCORP | 39
--------------------------------------------------------------------------------
basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2003, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $457.2 million, $14.9 million and $16.2 million.

     The recorded investment in loans that are impaired in accordance with SFAS 114 totaled $5.5 million, $3.0 million and $4.3 million at December 31, 2003, 2002, and 2001 respectively. The amounts of related valuation allowances were $1.4 million, $665,000 and $288,000 respectively at those dates. The increase in 2003 reflected impairment of $578,000 on the $1.9 million loan discussed under "Credit Quality". For the years ended December 31, 2003, 2002, and 2001 the average recorded investment in impaired loans was approximately $3.6 million, $3.4 million, and $4.2 million, respectively. The Company did not recognize any interest income on impaired loans during 2003 or 2002. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At December 31, 2003, and 2002, accruing substandard loans totaled approximately $11.2 million and $12.9 million respectively; and doubtful loans totaled approximately $895,000 and $493,000, respectively. The Banks had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2003, and 2002, in the aggregate principal amount of $2.6 million and $1.2 million respectively; and (ii) 60 to 89 days past due, at December 31, 2003, and 2002 in the aggregate principal amount of $2.1 million and $2.6 million respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2003 and 2002.

Dollars in thousands

                                                                                2003                2002
                                                                            -------------       -------------
         Balance at January 1,.........................................           $1,015              $1,858
         Additions, net................................................              207                 515
         Sales.........................................................            1,015                  --
         Write downs...................................................               --               1,358
                                                                            -------------       -------------
         Balance at December 31,.......................................             $207              $1,015
                                                                            =============       =============


REPUBLIC FIRST BANCORP | 40
--------------------------------------------------------------------------------

Deposit Structure

     Of the total daily average deposits of approximately $455.2 million held by the Banks during the year ended December 31, 2003, approximately $75.5 million, or 16.6%, represented non-interest bearing demand deposits, compared to approximately $58.3 million, or 12.7%, of total daily average deposits during 2002. Total deposits at December 31, 2003, consisted of $82.3 million in non-interest-bearing demand deposits, $73.3 million in interest-bearing demand deposits, $110.4 million in savings and money market accounts, $102.5 million in time deposits under $100,000 and $85.1 million in time deposits greater than $100,000. In general, the Banks pay higher interest rates on time deposits compared to other deposit categories. The Banks various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

     The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve months periods ended December 31, 2003, 2002 and 2001.

                                                               For the Years Ended December 31,
                                         ---------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                                  2003                        2002                           2001
                                         ----------------------     -----------------------     --------------------------
                                          Average                     Average                      Average
                                          Balance        Rate         Balance        Rate          Balance          Rate
                                         ---------     --------     ----------     --------      ------------     --------
Demand deposits,
non-interest-bearing .................   $ 75,469          --%        $ 58,338          --%        $ 50,179          --%
Demand deposits, interest-bearing ....     59,274        0.76%          47,019        1.06%          37,214        1.71%
Money market & savings deposits ......    127,685        1.34%         112,321        1.70%          93,447        3.15%
Time deposits ........................    192,735        3.24%         240,230        3.87%         261,281        6.03%
                                         --------        ----         --------        ----         --------        ----
Total deposits .......................   $455,163        1.85%        $457,908        2.55%        $442,121        4.38%
                                         ========        ====         ========        ====         ========        ====

      The following is a breakdown by contractual maturity, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2003.

                                                         Certificates of Deposit
                                                        ------------------------
                                                          (Dollars in thousands)

                                                                 2003
                                                             -------------
Maturing in:
  Three months or less...............................             $42,282
  Over three months through six months...............              16,138
  Over six months through twelve months..............               8,845
  Over twelve months.................................              17,817
                                                             ------------
    Total............................................             $85,082
                                                             ============

     The following is a breakdown, by contractual maturities of the Company's time certificates of deposit for the years 2004 through 2008 and beyond (dollars in thousands).

                                      2004          2005         2006         2007        2008      Thereafter      Totals
                                      ----          ----         ----         ----        ----      ----------      ------
                                                                     (Dollars in thousands)
Time certificates of deposit        $128,889      $ 36,583     $ 13,051     $  1,326    $  7,731      $     10      $187,590
                                    ========      ========     ========     ========    ========      ========      ========


                                                     REPUBLIC FIRST BANCORP | 41
--------------------------------------------------------------------------------

Recent Accounting Pronouncements

         The Company adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability, except for the initial fees received, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 is $4.0 million and they expire as follows $3.8 million in 2004, $89,000 in 2005 and $40,000 after 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

      Management has determined that Republic First Capital Trust I, utilized for the Company's $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Republic First Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2001. Republic First Capital Trust I is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate Republic First Capital Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require deconsolidation of Republic First Capital Trust I as of March 31, 2004 for public companies. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of Republic First Capital Trust I's expected residual returns. Accordingly, the Company will deconsolidate Republic First Capital Trust I at the end of the first quarter, which will result in an increase in outstanding debt by $186,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities issued by Republic First Capital Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as Republic First Capital Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations, if any.

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

      The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common

REPUBLIC FIRST BANCORP | 42
--------------------------------------------------------------------------------
financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Corporation -obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

      In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the
Company will be unable to collect all contractually required payments receivable. SOP 03-3 required that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

      The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

                                                     REPUBLIC FIRST BANCORP | 43
--------------------------------------------------------------------------------

     The following tables are summary unaudited income statement information for each of the quarters ended during 2003 and 2002.

Summary of Selected Quarterly Consolidated Financial Data

                                                For the Quarter Ended, 2003
                                     ---------------------------------------------------
(Dollars in thousands,
  except per share data)             Fourth          Third         Second          First
                                     -------        -------        -------        -------
Income Statement Data:
Total interest income (1)            $ 8,124        $ 8,167        $12,554        $13,559
Total interest expense                 3,847          4,086          4,260          4,460
                                     -------        -------        -------        -------
Net interest income                    4,277          4,081          8,294          9,099
Provision for loan losses                419            647          2,286          3,412
Non-interest income (1)                2,918          2,826            497            895
Non-interest expense                   4,928          4,421          4,771          4,605
Federal income tax expense               611            606            583            684
                                     -------        -------        -------        -------
Net income                           $ 1,237        $ 1,233        $ 1,151        $ 1,293
                                     =======        =======        =======        =======

Per Share Data:
Basic:
    Net income                       $  0.19        $  0.19        $  0.18        $  0.21
                                     =======        =======        =======        =======

Diluted:
    Net income                       $  0.18        $  0.18        $  0.17        $  0.20
                                     =======        =======        =======        =======


                                                For the Quarter Ended, 2002
                                     ----------------------------------------------------
                                     Fourth          Third         Second          First
                                     -------        -------        -------        -------
Income Statement Data:
Total interest income                $10,505        $10,934        $11,236        $11,448
Total interest expense                 4,694          4,925          5,094          5,449
                                     -------        -------        -------        -------
Net interest income                    5,811          6,009          6,142          5,999
Provision for loan losses (2)          1,810            965          1,248          1,280
Non-interest income                      554            724          1,069            935
Non-interest expense (3)               4,071          5,653          4,557          4,305
Federal income tax expense               159             49            485            461
                                     -------        -------        -------        -------
Net income                           $   325        $    66        $   921        $   888
                                     =======        =======        =======        =======

Per Share Data:
Basic:
    Net income                       $  0.05        $  0.01        $  0.15        $  0.14
                                     =======        =======        =======        =======

Diluted:
    Net income                       $  0.05        $  0.01        $  0.14        $  0.14
                                     =======        =======        =======        =======

------------------------------------------------------------------------------------------

(1) The decreases in interest income and increases in non-interest income beginning in the third quarter of 2003, resulted primarily from the sale of the majority of short-term loans, beginning in that quarter. Previously, larger amounts of such loans were retained by the Company.
(2) The Company reserved $900,000 in the fourth quarter of 2002 due to a change resulting from loan loss methodology.
(3) The Company wrote down the value of a single other real estate owned property by $1.4 million during the third quarter of 2002.

REPUBLIC FIRST BANCORP | 44
--------------------------------------------------------------------------------

Item 8:  Financial Statements and Supplementary Data

     The financial statements of the Company begin on Page 49.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     KPMG LLP was previously the principal accountants for Republic First Bancorp, Inc. and subsidiaries. On April 5, 2002, that firm was dismissed and Grant Thornton LLP was engaged as principal accountants. The decision to change accountants was approved by the board of directors.

     In connection with the audits of the fiscal year ended December 31, 2001, and the subsequent interim period through April 5, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit reports of KPMG LLP on the consolidated financial statements of Republic First Bancorp, Inc. and subsidiaries as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9a:    Controls and Procedures

     An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                                     REPUBLIC FIRST BANCORP | 45
--------------------------------------------------------------------------------

                                    PART III

Item 10:    Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities Exchange Commission in connection with the Company's 2004 annual meeting of shareholders scheduled for April 27, 2004.

Item 11:    Executive Compensation

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities Exchange Commission in connection with the Company's 2004 annual meeting of shareholders scheduled for April 27, 2004.

Item 12:    Security Ownership of Certain Beneficial Owners and Management


Equity Compensation Plan Information


                        (a)                             (b)                     (c)

Plan category           Number of securities to         Weighted-average        Number of securities remaining available
                        be issued upon exercise         exercise price of       for future issuance under equity
                        of outstanding options,         outstanding options,    compensation plans (excluding securities
                        warrants and rights             warrants and rights     reflected in column (a))

Equity compensation
plans approved by
security holders                   744,135                  $5.70                       0

Equity compensation
plans not approved by
security holders:
Incentives to acquire new           46,000                  10.70                       0
employees                          -------                  -----                       --

Total                              790,135                  $5.99                       0
                                   -------                  -----                       --

Item 13:    Certain Relationships and Related Transactions

     Certain of the directors of the Company and/or their affiliates have loans outstanding from the Banks. All such loans were made in the ordinary course of the Banks' business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.

     Harry D. Madonna is of counsel to Spector Gadon and Rosen effective January 2, 2002. In 2003, the Company paid $1,044,000 in legal fees to that firm, primarily for loan workout and collection matters.

Item 14.    Principal Accounting Fees and Services

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities Exchange Commission in connection with the Company's 2004 annual meeting of shareholders scheduled for April 27, 2004.

REPUBLIC FIRST BANCORP | 46
--------------------------------------------------------------------------------

                                    PART IV
                                    -------

Item 15:    Exhibits, Financial Statements and Reports on Form 8-K

     A.   Financial Statements                                           Page 49

          (1)  Independent Auditors Report-Grant Thornton LLP

          (2)  Independent Auditors Report-KPMG LLP

          (3)  Consolidated Balance Sheets as of December 31, 2003 and 2002.

          (4) Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

          (5) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

          (6) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.

          (7)  Notes to Consolidated Financial Statements.

     B.   Exhibits

The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

     Exhibit No.
     -----------

     21    Subsidiaries of the Company.

           Republic First Bank (the "PA Bank"), a wholly-owned subsidiary, commenced operations on November 3, 1988. The PA Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania. First Bank of Delaware ("DE Bank") is also a wholly-owned subsidiary of the Company, and commenced operations June 1, 1999. The DE Bank is a commercial bank chartered pursuant to the laws of the State of Delaware. The PA Bank and the DE Bank are primarily regulated by the FDIC.

     23.1  Consent of Grant Thornton LLP

          (a)  Consent of KPMG LLP

     31.1 Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Executive Vice President and Chief Financial Officer of Republic First Bancorp, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

     32   Certifications under Section 906 of the Sarbanes Oxley-Act

              32.1     Harry D. Madonna
              32.2     Paul Frenkiel

All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.

Reports on Form 8-K

     Filed        April 17,2003

     Filed        June 27,2003

     Filed        July 21, 2003

     Filed        October 2, 2003

     Filed        October 23, 2003

                                                     REPUBLIC FIRST BANCORP | 47
--------------------------------------------------------------------------------

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



                                       REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 25, 2004                        By:/s/ Harry D. Madonna
                                               ---------------------------------
                                               Harry D. Madonna
                                               President and
                                               Chief Executive Officer

Date: March 25, 2004                        By:/s/ Paul Frenkiel
                                               ---------------------------------
                                               Paul Frenkiel,
                                               Executive Vice President and
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 25, 2004          /s/ Harris Wildstein, Esq.
                              -----------------------------------
                              Harris Wildstein, Esq., Director

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

                              /s/ Steven J. Shotz
                              -----------------------------------
                              Steven J. Shotz, Director

                              /s/ Harry D. Madonna
                              -----------------------------------
                              Harry D. Madonna, Director and
                              Chairman of the Board

                              /s/ Kenneth Adelberg
                              -----------------------------------
                              Kenneth Adelberg, Director

                              /s/ William Batoff
                              -----------------------------------
                              William Batoff, Director

                              /s/ Robert Coleman
                              -----------------------------------
                              Robert Coleman, Director



REPUBLIC FIRST BANCORP | 48
--------------------------------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                          REPUBLIC FIRST BANCORP, INC.
                                                                            Page
                                                                            ----

Independent Auditors Reports                                                 50

Consolidated Balance Sheets as of December 31, 2003 and 2002                 52

Consolidated Statements of Income
for the years ended December 31, 2003, 2002, and 2001                        53

Consolidated Statements of Cash Flows
for the years ended December 31, 2003, 2002, and 2001                        54

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2003, 2002, and 2001                        55

Notes to Consolidated Financial Statements                                   56

                                                     REPUBLIC FIRST BANCORP | 49
--------------------------------------------------------------------------------

               Report of Independent Certified Public Accountants



                               Board of Directors
Republic First Bancorp, Inc.



         We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 16, 2004


REPUBLIC FIRST BANCORP | 50
--------------------------------------------------------------------------------

                          Independent Auditors' Report



                             The Board of Directors
Republic First Bancorp, Inc.:


         We have audited the accompanying consolidated statements of income, changes in shareholders' equity and comprehensive income/(loss), and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 of Republic First Bancorp, Inc. in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

January 22, 2002


                                                     REPUBLIC FIRST BANCORP | 51
--------------------------------------------------------------------------------

                                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                             December 31, 2003 and 2002
                                   (dollars in thousands, except per share data)

                                                                                        2003             2002
                                                                                     -----------      ------------
ASSETS:
Cash and due from banks...........................................................     $ 28,103          $ 18,114
Interest bearing deposits with banks..............................................        3,547             3,570
Federal funds sold................................................................       38,952            51,126
                                                                                     -----------      ------------
     Total cash and cash equivalents..............................................       70,602            72,810

Other interest-earning restricted cash............................................        3,483             4,228
Investment securities available for sale, at fair value...........................       61,686            87,291
Investment securities held to maturity, at amortized cost
     (fair value of $8,300 and $9,297 respectively)...............................        8,260             9,270
Loans receivable, (net of allowance for loan losses of $8,696 and
     $6,642, respectively)........................................................      479,523           457,047
Premises and equipment, net.......................................................        4,412             5,000
Other real estate owned, net......................................................          207             1,015
Accrued interest receivable.......................................................        3,710             3,777
Business owned life insurance.....................................................       11,763                --
Other assets......................................................................       11,146             7,254
                                                                                     -----------      ------------
     Total Assets.................................................................     $654,792          $647,692
                                                                                     ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand-- non-interest-bearing.....................................................     $ 82,311          $ 59,194
Demand-- interest-bearing.........................................................       73,315            54,653
Money market and savings..........................................................      110,389           119,213
Time less than $100,000...........................................................      102,508           139,356
Time over $100,000................................................................       85,082            83,886
                                                                                     -----------      ------------
     Total Deposits...............................................................      453,605           456,302

Short-term borrowings.............................................................        2,852                --
FHLB advances.....................................................................      125,000           125,000
Accrued interest payable..........................................................        2,841             3,596
Other liabilities.................................................................        8,118             5,518
Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior obligations of the corporation ..................        6,000             6,000
                                                                                     -----------      ------------
     Total Liabilities............................................................     $598,416          $596,416
                                                                                     -----------      ------------
Commitments and contingencies
Shareholders' Equity:
Common stock, par value $0.01 per share; 20,000,000 shares authorized; shares issued 6,697,660 as of December 31, 2003 and
     6,405,592 as of December 31, 2002............................................           67                64
Additional paid in capital........................................................       33,396            32,305
Retained earnings.................................................................       23,674            18,760
Treasury stock at cost (175,172 shares)...........................................       (1,541)           (1,541)
Accumulated other comprehensive income............................................          780             1,688
                                                                                     -----------      ------------
     Total Shareholders' Equity...................................................       56,376            51,276
                                                                                     -----------      ------------
     Total Liabilities and Shareholders' Equity...................................     $654,792          $647,692
                                                                                     ===========      ============

                                  (See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP | 52
--------------------------------------------------------------------------------

                                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                For the years ended December 31, 2003, 2002 and 2001
                                   (dollars in thousands, except per share data)

                                                                                      2003          2002           2001
                                                                                   -----------   -----------    -----------
Interest income:
     Interest and fees on loans.................................................      $38,651       $37,080        $38,586
     Interest on federal funds sold and other interest-earning assets...........          895           759          1,304
     Interest and dividends on investment securities............................        2,858         6,284          9,124
                                                                                   -----------   -----------    -----------
                                                                                       42,404        44,123         49,014
                                                                                   -----------   -----------    -----------

Interest expense:
     Demand - interest bearing..................................................          448           497            636
     Money market and savings...................................................        1,708         1,907          2,948
     Time less than $100,000....................................................        4,088         5,963         10,245
     Time over $100,000.........................................................        2,155         3,327          5,522
     Other borrowings...........................................................        8,254         8,468          9,308
                                                                                   -----------   -----------    -----------
                                                                                       16,653        20,162         28,659
                                                                                   -----------   -----------    -----------
Net interest income.............................................................       25,751        23,961         20,355
Provision for loan losses.......................................................        6,764         5,303          3,964
                                                                                   -----------   -----------    -----------
Net interest income after provision for loan losses.............................       18,987        18,658         16,391
                                                                                   -----------   -----------    -----------

Non-interest income:
     Loan advisory and servicing fees...........................................          585         1,218          1,358
     Service fees on deposit accounts...........................................        1,446         1,227          1,188
     Gains on investment securities sold........................................            -             -             13
     Gain on sale of other real estate owned....................................          224             -              -
     Short-term loan fee income.................................................        4,026             -              -
     Tax refund products........................................................          487           761            283
     Other income...............................................................          368            76            102
                                                                                   -----------   -----------    -----------
                                                                                        7,136         3,282          2,944
                                                                                   -----------   -----------    -----------
Non-interest expenses:
     Salaries and employee benefits.............................................        9,798         8,483          8,396
     Occupancy .................................................................        1,536         1,429          1,367
     Depreciation...............................................................        1,416         1,045            954
     Legal......................................................................          986         1,721            826
     Other real estate .........................................................          240         1,452             19
     Advertising ...............................................................          190           413            561
     Other operating expenses...................................................        4,559         4,043          4,057
                                                                                   -----------   -----------    -----------
                                                                                       18,725        18,586         16,180
                                                                                   -----------   -----------    -----------
Income before income taxes......................................................        7,398         3,354          3,155
                                                                                   -----------   -----------    -----------
Provision for income taxes......................................................        2,484         1,154          1,041
                                                                                   -----------   -----------    -----------
Net Income......................................................................      $ 4,914       $ 2,200        $ 2,114
                                                                                   ===========   ===========    ===========
Net income per share:
Basic ..........................................................................      $  0.76       $  0.35        $  0.34
                                                                                   -----------   -----------    -----------
Diluted.........................................................................      $  0.73       $  0.34        $  0.33
                                                                                   ===========   ===========    ===========

                                  (See notes to consolidated financial statements)


                                                     REPUBLIC FIRST BANCORP | 53
--------------------------------------------------------------------------------

                                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS of CASH FLOWS
                                For the years ended December 31, 2003, 2002 and 2001
                                               (dollars in thousands)

                                                                                    2003          2002           2001
                                                                                  ----------    ----------    -----------
Cash flows from operating activities:
    Net income.............................................................         $ 4,914       $ 2,200        $ 2,114
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses..........................................           6,764         5,303          3,964
        Write down or loss of other real estate owned......................              56         1,358              -
        Gain on sale of other real estate owned............................           (224)             -              -
        Depreciation ......................................................           1,416         1,045            954
        Gains on sales of securities sold..................................               -             -             13
        Amortization of securities.........................................             192           317            348
        Increase in value of business owned life insurance.................           (263)             -              -
        Decrease in accrued interest receivable and other assets...........          (3,190)       (2,487)         1,199
        Increase (decrease) in accrued expenses and other liabilities......           1,845          (655)          (845)
                                                                                  ----------    ----------    -----------
    Net cash provided by operating activities..............................          11,510         7,081          7,747
                                                                                  ----------    ----------    -----------
Cash flows from investing activities:
    Purchase of securities:
        Available for sale.................................................         (31,894)      (17,507)             -
        Held to maturity...................................................          (2,571)       (1,273)        (4,638)
    Proceeds from maturities and calls of securities:
        Available for sale.................................................           6,500         4,500          1,000
        Held to maturity...................................................              35         2,765         10,446
    Proceeds from sale of securities:
        Available for sale.................................................           1,003             -          7,842
    Principal collected on MBS's and CMO's:
        Available for sale.................................................          48,429        42,364         31,631
        Held to maturity...................................................           3,546           812            334
    Net decrease (increase) in loans.......................................        (29,447)         1,023        (51,397)
    Net proceeds from sale of real estate owned............................           1,015             -              -
    Purchase of business owned life insurance..............................        (11,500)             -              -
    Decrease (increase) in other interest-earning restricted cash..........             745           685         (4,913)
    Premises and equipment expenditures....................................            (828)         (834)        (1,012)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) investing activities....................        (14,967)        32,535        (10,707)
                                                                                  ----------    ----------    -----------
Cash flows from financing activities:
    Net proceeds from exercise of stock options............................           1,094           189              -
    Net increase in demand, money market and savings.......................          32,955        36,113         46,371
    Net decrease in time deposits..........................................         (35,652)      (27,028)       (24,706)
    Proceeds from issuance of  trust preferred securities..................               -             -          6,000
    Net increase ( decrease) in other borrowings less than 90 days.........           2,852             -        (16,442)
    Repayment of other borrowings greater than 90 days.....................               -      (17,500)        (17,500)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) financing activities....................           1,249        (8,226)        (6,277)
                                                                                  ----------    ----------    -----------
Increase (decrease) in cash and cash equivalents...........................         (2,208)        31,390         (9,237)
Cash and cash equivalents, beginning of year...............................          72,810        41,420         50,657
                                                                                  ----------    ----------    -----------
Cash and cash equivalents, end of year.....................................         $70,602       $72,810        $41,420
                                                                                  ==========    ==========    ===========
Supplemental disclosures:
    Interest paid..........................................................          17,408        20,913         31,403
    Income taxes paid......................................................           2,650         4,025          2,100
    Non-monetary transfers from loans to other real estate owned...........           $ 207         $ 515       $  1,858

                                  (See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP | 54
--------------------------------------------------------------------------------

                                         REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     For the years ended December 31, 2003, 2002 and 2001
                                                    (dollars in thousands)

                                                                                                 Accumulated
                                                                Additional                           Other         Total
                                      Comprehensive    Common     Paid in   Retained  Treasury   Comprehensive  Shareholders'
                                      Income/(loss)     Stock     Capital   Earnings   Stock     Income (loss)     Equity
                                     --------------   --------  ----------  --------  --------   -------------  -------------

Balance January 1, 2001................                    $63     $32,117  $14,446   $(1,541)       $(2,055)      $43,030
                                                     ---------  ----------  -------   --------   ------------   ----------

Total other comprehensive income, net
of reclassification adjustments and         1,699            -           -        -         -          1,699         1,699
taxes
Net income for the year................     2,114            -           -    2,114         -                        2,114
                                       -----------
Total comprehensive income.............   $ 3,813
                                       ===========
                                                     ---------  ----------  -------   --------   ------------   ----------
Balance December 31, 2001..............                     63      32,117   16,560    (1,541)          (356)       46,843
                                                     ---------  ----------  -------   --------   ------------   ----------

---------------------------------------------------------------------------------------------------------------------------

Total other comprehensive income, net
of reclassification adjustments and         2,044            -           -        -         -          2,044         2,044
taxes
Net income for the year................     2,200            -           -    2,200         -              -         2,200
                                       -----------
Total comprehensive income.............   $ 4,244            -           -        -         -              -             -
                                       ===========
Options exercised......................                      1         188        -         -              -           189
                                                     ---------  ----------  -------   --------   ------------   ----------
Balance December 31, 2002.................                  64      32,305   18,760    (1,541)         1,688        51,276

---------------------------------------------------------------------------------------------------------------------------

Total other comprehensive loss, net of
reclassification adjustments and taxes.     (908)            -           -        -         -          (908)         (908)
Net income for the year................     4,914            -           -    4,914         -              -         4,914
                                       -----------
Total comprehensive income.............   $ 4,006            -           -        -         -              -             -
                                       ===========
Options exercised......................                      3       1,091        -         -              -         1,094
                                                     ---------  ----------  -------   --------   ------------   ----------
Balance December 31, 2003.................                 $67     $33,396  $23,674   $(1,541)          $ 780      $56,376
                                                     =========  ==========  =======   ========   ============   ==========


                                       (See notes to consolidated financial statements)


                                                     REPUBLIC FIRST BANCORP | 55
--------------------------------------------------------------------------------

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization:

     Republic First Bancorp, Inc. is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, Republic First Bank (the PA Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     Its other wholly-owned subsidiary, First Bank of Delaware ("DE Bank"), a Delaware State chartered Bank is located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The DE Bank offers many of the same services and financial products as the PA Bank, and additionally offers nationally, short-term consumer loans and other loan products not offered by the PA Bank.

     The Company and the Banks encounter vigorous competition for market share from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

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

     Prepayments on residential real estate mortgage and other fixed rate loans and mortgage backed securities vary significantly and may cause significant fluctuations in interest margins.

     Short-term consumer loans were first offered through the DE Bank in 2001. At December 31, 2003, there was approximately $1.4 million of short-term consumer loans outstanding, which were originated in Georgia. The DE Bank also originates loans in Texas, California, Arizona and Ohio which are sold to third parties. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

     In 2001, the DE Bank began offering two tax refund products with Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider that prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). There can be no assurance that revenue levels will increase significantly in future periods.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and

REPUBLIC FIRST BANCORP | 56
--------------------------------------------------------------------------------
liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company and its subsidiaries are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Such regulation and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents.

     Restrictions on Cash and Due From Banks:

     The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2003, and 2002, were $7.8 million and $6.6 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. These funds are not considered cash equivalents because the Company is contractually obligated to provide these funds and are not immediately able to withdraw the funds.

     Investment Securities:

     Debt and equity investment securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "investment securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and cost of securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. The Company does not have any investment securities designated as trading as of December 31, 2003 and 2002.

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

     Loans are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal

REPUBLIC FIRST BANCORP | 57
--------------------------------------------------------------------------------
by the borrower, in accordance with the contractual terms. Generally, in the case of non-accrual loans, cash received is applied to reduce the principal outstanding.

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

     On July 6, 2001, Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues was issued. SAB No. 102 provides guidance on the development, documentation and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP and is effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Company's financial positions or results of operations.

     Fees earned on short-term loans which are not sold are recorded as interest income. At December 31, 2003, there were approximately $1.4 million of these loans outstanding.

      The majority of short-term loans are now sold to third parties effective in the third quarter of 2003. The DE Bank records fees for on sold loans as non-interest income. The DE Bank had total short-term loan participations sold of $16.2 million at December 31, 2003. The Company evaluated these sales and determined that they qualified as such under FASB 140.

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

      The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a material impact on the Companies financial condition or results of operations.

     Other Real Estate Owned:

     Other real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are

REPUBLIC FIRST BANCORP | 58
--------------------------------------------------------------------------------
recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented. At December 31, 2003, the Company had retail stores classified as other real estate owned with a value of $207,000.

     Business Owned Life Insurance:

     The Company utilizes business owned life insurance (BOLI) to purchase life insurance on certain employees. The Company is the owner of the policies, which provide certain tax benefits. At December 31, 2003, the Company owned $11.8 million in BOLI, and previously did not utilize that life insurance. In 2003, the Company recognized $263,000 in related income.

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

     Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents, which are antidilutive are not included for purposes of this calculation. At December 31, 2003, 2002, and 2001, there were 0, 68,840 at $6.62 to $9.09 per share, and 114,840 at $5.00 to $9.09 per share of stock options to purchase common stock, which were not included in the computation of earnings per share because the option price is greater than the average market price, respectively.


(In thousands, except per share data)                                    2003          2002          2001
                                                                        --------     ---------     ---------
Income before cumulative effect of a change in accounting principle
   (numerator for basic and diluted earnings per share)..............    $4,914        $2,200        $2,114
                                                                        =======      ========      ========

                                                                  Per                       Per                       Per
                                                   Shares        Share       Shares        Share        Shares       Share
                                                 ------------ ------------ ------------ ------------  ------------ ----------
Weighted average shares outstanding for the
period
   (denominator for basic earnings per share)....  6,432,590                 6,205,328                  6,182,954
Earnings per share-- basic.......................                   $0.76                     $0.35                    $0.34
Effect of dilutive stock options.................    296,041                   254,879                    180,398
                                                 ------------              ------------               ------------
Effect on basic earnings per share of CSE........                   (0.03)                    (0.01)                   (0.01)
                                                              ------------              ------------               ----------
Weighted average shares outstanding- diluted       6,728,631                 6,460,207                  6,363,352
                                                 ============              ============               ============
Earnings per share-- diluted.....................                   $0.73                     $0.34                    $0.33
                                                              ============              ============               ==========

                                                     REPUBLIC FIRST BANCORP | 59
--------------------------------------------------------------------------------

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

     At December 31, 2003, the Company had a stock-based employee compensation plan, which is more fully described in note 16. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                                                Stock Based Compensation
                                                                         ----------------------------------------
                                                                                 (Dollars in thousands)
                                                                           2003           2002            2001
                                                                         ----------     ----------      ---------

 Net income as reported..............................                       $4,914         $2,200         $2,114
 Less : Stock based compensation costs determined
    under fair value based method for all awards.....                          366            418            294
                                                                         ----------     ----------      ---------
 Net income, pro-forma...............................                       $4,548         $1,782         $1,820
                                                                         ----------     ----------      ---------
 Earnings per common share- basic:   As reported                             $0.76          $0.35          $0.34
                                                                         ==========     ==========      =========
                                     Pro-forma                               $0.71          $0.28          $0.29
                                                                         ----------     ----------      ---------
Earnings per common share- diluted:  As reported                             $0.73          $0.34          $0.33
                                                                         ----------     ----------      ---------
                                     Pro-forma                               $0.68          $0.28          $0.29
                                                                         ==========     ==========      =========

         The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yields of 0% for all three periods; expected volatility of 34% for 2003, 31% for 2002 and 35% for 2001; risk-free interest rates of 3.48%, 4.0% and 4.7%, respectively and an expected life of 5.0 years for 2003 and 2002 and 6.3 years for 2001.

     Reclassifications:

     Certain items in the 2002 and 2001 financial statements and accompanying notes have been reclassified to conform to the 2003 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications.

REPUBLIC FIRST BANCORP | 60
--------------------------------------------------------------------------------

Comprehensive Income

     The tax effects allocated to each component of "Comprehensive Income" are as follows:


         For the year ended December 31, 2003
         (Dollars in thousands)
                                                                                    Before         Tax         Net of
                                                                                  Tax Amount     Benefit     Tax Amount
                                                                                 -------------  ----------- --------------
              Unrealized losses on securities:
                  Unrealized holding losses arising during
                       the period............................................      $( 1,374)          $466       $(908)
                  Less: Reclassification adjustment for gains
                       Included in net income................................            --             --          --
                                                                                  -----------   -----------   ----------
              Other comprehensive loss.......................................      $( 1,374)          $466       $(908)
                                                                                  ===========   ===========   ==========

         For the year ended December 31, 2002
         (Dollars in thousands)
                                                                                    Before         Tax         Net of
                                                                                  Tax Amount     Expense     Tax Amount
                                                                                 -------------  ----------- --------------

              Unrealized gains on securities:
                  Unrealized holding gains arising during
                       the period............................................        $ 3,097      $(1,053)      $ 2,044
                  Less: Reclassification adjustment for gains
                       Included in net income................................            --             --          --
                                                                                  -----------   -----------   ----------
              Other comprehensive income.....................................        $ 3,097      $(1,053)      $ 2,044
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
                                                                                  ===========   ===========   ==========

     Recent Accounting Pronouncements:

     The Company adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability, except for the initial fees received, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 are $4.0 million and they expire as follows $3.8 million in 2004, $89,000 in 2005 and $40,000 after 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.


                                                     REPUBLIC FIRST BANCORP | 61
--------------------------------------------------------------------------------

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Management has determined that Republic First Capital Trust I, utilized for the Company's $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Republic First Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2001. Republic First Capital Trust I is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate Republic First Capital Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

     Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require deconsolidation of Republic First Capital Trust I as of March 31, 2004 for public companies. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of Republic First Capital Trust I's expected residual returns. Accordingly, the Company will deconsolidate Republic First Capital Trust I at the end of the first quarter, which will result in an increase in outstanding debt by $186,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities issued by Republic First Capital Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as Republic First Capital Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations, if any.

     The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future Adoption of FAS 149 did not have a material impact on the Company's financial statements.

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

     In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with evidence of deterioration of credit quality since origination acquired in a transfer for which it is probable that at acquisition, the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

REPUBLIC FIRST BANCORP | 62
--------------------------------------------------------------------------------

     The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

3.   Investment Securities:

     Investment securities available for sale as of December 31, 2003, are as follows:

                                                                                 Gross         Gross
                                                                              Unrealized     Unrealized           Fair
(Dollars in thousands)                                        Amortized Cost     Gains         Losses             Value
                                                              -------------- ------------   ------------       ----------

U.S. Government Agencies..................................         $ 24,425        $   10          $  --         $ 24,435
Mortgage Backed Securities................................           24,235         1,067            (16)          25,286
Other Debt  Securities....................................           11,843           142            (20)          11,965
                                                                ------------  ------------  -------------       ----------
     Total................................................          $60,503        $1,219          $ (36)         $61,686
                                                                ============  ============  =============       ==========

     Investment  securities  held to maturity as of December  31,  2003,  are as follows:
                                                                                 Gross         Gross
                                                                              Unrealized     Unrealized           Fair
(Dollars in thousands)                                        Amortized Cost     Gains         Losses             Value
                                                              -------------- ------------   ------------       ----------

U.S. Government Agencies..................................            $  68          $ --           $ --          $    68
Mortgage Backed Securities................................              265            18             --              283
Other Securities..........................................            7,927            22             --            7,949
                                                                ------------  ------------  -------------       ----------
     Total................................................           $8,260           $40           $ --          $ 8,300
                                                                ============  ============  =============       ==========

     Investment  securities  available for sale as of December 31, 2002,  are as follows:
                                                                                 Gross         Gross
                                                                              Unrealized     Unrealized           Fair
(Dollars in thousands)                                        Amortized Cost     Gains         Losses             Value
                                                              -------------- ------------   ------------       ----------
U.S. Government Agencies..................................          $ 5,759        $   20         $   --          $ 5,779
Mortgage Backed Securities and CMOs.......................           71,623         2,438             --           74,061
Other Debt  Securities....................................            7,352           131            (32)           7,451
                                                                ------------  ------------  -------------       ----------
     Total................................................          $84,734        $2,589          $ (32)         $87,291
                                                                ============  ============  =============       ==========

     Investment  securities  held to maturity as of December  31,  2002,  are as follows:
                                                                                 Gross         Gross
                                                                              Unrealized     Unrealized           Fair
(Dollars in thousands)                                        Amortized Cost     Gains         Losses             Value
                                                              -------------- ------------   ------------       ----------

U.S. Government Agencies..................................           $  122           $ 1            $--           $  123
Mortgage Backed Securities and CMOs.......................              760            24             --              784
Other Securities..........................................            8,388             2             --            8,390
                                                                ------------  ------------  -------------       ----------
     Total................................................           $9,270           $27            $--           $9,297
                                                                ============  ============  =============       ==========

     The securities portfolio consists primarily of U.S government agency securities, mortgage backed securities, corporate bonds, trust preferred securities and FHLB stock. The Company's ALCO reviews all security purchases to ensure compliance with security policy guidelines. In accordance with regulatory requirements, the Company held an investment in stock of the Federal Reserve Bank with a carrying value of $860,000 of December 31, 2002, which is included in other securities held to maturity. The Company is no longer required to hold this stock as of December 31, 2003. Also included in that category are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $7.2 million and $6.8 million at December 31, 2003 and 2002, respectively. The Federal Home Loan Bank stocks are recorded at cost, which approximates liquidation value.

                                                     REPUBLIC FIRST BANCORP | 63
--------------------------------------------------------------------------------

     The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2003, is as follows:

                                                                     Available for Sale               Held to Maturity
                                                              ----------------------------------  -------------------------
                                                                 Amortized         Estimated       Amortized    Estimated
(Dollars in thousands)                                             Cost           Fair Value         Cost       Fair Value
                                                              ----------------  ----------------  ------------  -----------
Due in 1 year or less.....................................            $ 3,123           $ 3,267      $     93     $     93
After 1 year to 5 years...................................             23,215            23,221           280          280
After 5 years to 10 years.................................              1,211             1,285           102          102
After 10 years............................................             32,954            33,913           385          425
No stated maturity........................................                 --                --         7,400        7,400
                                                              ----------------  ----------------  ------------  -----------
     Total................................................            $60,503           $61,686        $8,260       $8,300
                                                              ================  ================  ============  ===========

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers have the right to call or prepay obligations with or without prepayment penalties.

     Realized gains and losses on the sale of investment securities are recognized using the specific identification method. The Company realized a gain on the sale of a security of approximately of $13,000 in 2001. The Company did not realize any material gains or losses on the sale of securities during 2003 or 2002.

     At December 31, 2003 and 2002, investment securities in the amount of approximately $4.4 million and $21.6 million respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

     Temporarily  impaired  securities as of December 31, 2003, are as follows:



(Dollars in thousands)          Less than 12 months                12 Months or more                     Total
                                -------------------                -----------------                     -----
                                 Fair        Unrealized           Fair        Unrealized           Fair        Unrealized
                                Value          Losses            Value          Losses            Value          Losses
                                -----          ------            -----          ------            -----          ------
Description of Securities

Mortgage Backed Securities    $  --            $  --            $3,290          $  36            $3,290           $  36
                                ----            ----            ------          -----            ------           -----
Total Temporarily Impaired
  Securities                  $  --            $  --            $3,290          $  36            $3,290           $  36
                                ====            ====            ======          =====            ======           =====


     The impairment of the investment portfolio at December 31, 2003 totaled $3.3 million in 6 securities at December 31, 2003. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

4.   Loans Receivable:

     Loans receivable consist of the following at December 31,

         (Dollars in thousands)                                             2003               2002
                                                                      -----------------   ----------------

         Commercial and Industrial.................................           $ 65,729           $ 62,676
         Real Estate - commercial..................................            303,603            302,483
         Construction and land development.........................             88,850             27,549
         Real Estate - residential (1).............................             14,875             51,265
         Consumer and other........................................             16,147             20,178
                                                                      -----------------   ----------------
         Loans receivable..........................................            489,204            464,151
         Less deferred loan fees...................................               (985)              (462)
         Less allowance for loan losses............................             (8,696)            (6,642)
                                                                      -----------------   ----------------
         Total loans receivable, net ..............................           $479,523           $457,047
                                                                      =================   ================

----------
(1) Residential real estate secured is comprised of jumbo residential first mortgage loans for both years presented.

     The recorded investment in loans which are impaired in accordance with SFAS 114, totaled $5.5 million, $3.0 million and $4.3 million at December 31, 2003, 2002, and 2001 respectively. The amounts of related valuation allowances were $1.4 million, $665,000, and $288,000 respectively at those dates. For the years ended December 31, 2003, 2002, and 2001, the average

REPUBLIC FIRST BANCORP | 64
--------------------------------------------------------------------------------
recorded investment in impaired loans was approximately $3.6 million, $3.4 million and $4.2 million, respectively. The Banks did not realize any interest on impaired loans during 2003, 2002 or 2001. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     As of December 31, 2003, 2002 and 2001, there were loans of approximately $5.5 million, $3.0 million, and $3.8 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $285,000, $241,000 and $203,000, for 2003, 2002, and 2001 respectively. Loans past due 90 days and accruing totaled $3.1 million and $4.1 million respectively, at December 31, 2003 and December 31, 2002.

     The majority of loans outstanding are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New
Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2003, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $148.3 million, which represented 30.4% of gross loans receivable at December 31, 2003. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

     Included in loans are loans due from directors and other related parties of $8.0 million and $4.4 million at December 31, 2003, and 2002, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 2003.

         (Dollars in thousands)                                  2003
                                                               ---------

         Balance at beginning of year...................         $4,395
         Additions......................................          4,510
         Repayments.....................................          (892)
                                                               ---------
         Balance at end of year.........................         $8,013
                                                               =========

     Harry D. Madonna is of counsel to Spector Gadon and Rosen effective January 2, 2002. In 2003 and 2002, the Company paid $1,044,000 and $1,338,000, respectively in legal fees to that firm which was primarily for loan workout and collection matters.

5.   Allowance for Loan Losses:

     Changes in the allowance for loan losses for the years ended December 31, are as follows:

          (Dollars in thousands)                                         2003       2002       2001
                                                                       ---------  ---------  ---------

          Balance at beginning of year.........................          $6,642     $5,431     $4,072
          Charge-offs..........................................          (6,110)    (4,215)    (2,879)
          Recoveries...........................................           1,400        123        274
          Provision for loan losses............................           6,764      5,303      3,964
                                                                       ---------  ---------  ---------
          Balance at end of year...............................          $8,696     $6,642     $5,431
                                                                       =========  =========  =========

                                                     REPUBLIC FIRST BANCORP | 65
--------------------------------------------------------------------------------

6.   Premises and Equipment:

     A summary of premises and equipment is as follows:

          (Dollars in thousands)                                            Useful lives      2003      2002
                                                                            ------------   ---------  ---------

          Furniture and equipment.........................................  3 to 10 years     $6,810    $6,043
          Bank building...................................................  40 years           1,921     1,895
          Leasehold improvements..........................................  20 years           1,924     1,889
                                                                                            --------- ---------
                                                                                              10,655     9,827
          Less accumulated depreciation...................................                    (6,243)   (4,827)
                                                                                            --------- ---------
          Net premises and equipment......................................                    $4,412    $5,000
                                                                                            ========= =========

     Depreciation expense on premises, equipment and leasehold improvements amounted to $1.4 million, $1.0 million and $954,000 in 2003, 2002 and 2001 respectively.

7.   Borrowings:

     The PA Bank has a line of credit for $10.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2003, the PA Bank had $2.9 million outstanding on this line with an interest rate of 1.47%.

     The PA Bank has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $184.8 million as of December 31, 2003. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2003, and 2002, there were $125.0 million outstanding on these lines of credit. The contractual maturity of the borrowings through the Federal Home Loan Bank range from one to two years. The Federal Home Loan Bank has the option to convert the borrowings from a fixed rate to a variable rate.

     The contractual maturity of the Company's borrowings at December 31, 2003, is as follows:

                                                                                          Weighted
         (Dollars in thousands)                                          Amount         Average Rate
                                                                      -------------    ----------------
         Maturing in:
              2004.............................................           $100,000             6.06%
              2005.............................................             25,000             6.71%
                                                                      -------------      ------------
         Totals................................................           $125,000             6.19%
                                                                      =============      ============

     Corporation-obligated-mandatorily    redeemable   capital   securities   of
subsidiary trust holding solely junior obligations of the corporation:

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O' Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor). The interest rates at December 31, 2003 and 2002 were 4.81% and 5.78%, respectively. The interest rate cap of 11% is effective through the initial 5-year call date.

REPUBLIC FIRST BANCORP | 66
--------------------------------------------------------------------------------

8.   Deposits

     The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2003 through 2008 and beyond, which includes brokered certificates of deposit of approximately $29.0 million with original terms of three months.

(Dollars in thousands)                   2004        2005        2006       2007        2008        Thereafter    Totals
                                         ----        ----        ----       ----        ----        ----------    ------

Time Certificates of Deposit...........$128,889     $36,583    $13,051     $1,326      $7,731           $10     $187,590
                                       ========     =======    =======     ======      ======           ===     ========

9. Income Taxes:

     The following represents the components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001, respectively.

          (Dollars in thousands)                                                         2003        2002        2001
                                                                                       ---------   ---------   ---------
          Current provision
             Federal:
               Current.......................................................            $3,063      $1,675      $1,784
               Deferred .....................................................              (579)       (521)       (743)
                                                                                       ---------   ---------   ---------
          Total provision for income taxes...................................            $2,484      $1,154      $1,041
                                                                                       =========   =========   =========

     The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2003, 2002 and 2001.

          (Dollars in thousands)                                                          2003        2002        2001
                                                                                        ---------   ---------   ----------

          Tax provision computed at statutory rate..........................              $2,515      $1,143       $1,073
          Amortization of negative goodwill.................................                 --           --         (103)
          State tax, net of federal benefit.................................                 --           --           29
          Other.............................................................                 (31)         11           42
                                                                                        ---------   ---------   ----------
               Total provision for income taxes.............................              $2,484      $1,154       $1,041
                                                                                        =========   =========   =========

     The approximate tax effect of each type of temporary difference and carry-forward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2003 and 2002 are as follows:

                                                                                          2003        2002
                                                                                        ---------   ---------

          Allowance for loan losses.........................................              $2,958      $2,259
          Deferred compensation.............................................                 606         580
          Unrealized gain on securities available for sale .................                (403)       (869)
          Depreciation......................................................                 (61)        (68)
          Deferred loan costs...............................................                (541)       (384)
          Prepaid expenses..................................................                 (18)        (22)
                                                                                        ---------   ---------
          Net deferred tax asset............................................              $2,541      $1,496
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

     The reverse acquisition of ExecuFirst by Republic on June 7, 1996 generated negative goodwill of $1,045,000, of which $685,000 was applied against the deferred tax assets. During 2001, negative goodwill allocated to the deferred tax assets was

                                                     REPUBLIC FIRST BANCORP | 67
--------------------------------------------------------------------------------
amortized by $103,000 in that year, thereby resulting in a corresponding reduction to the provision for income taxes. The amortization of negative goodwill was recorded based upon the estimated reversal period of the underlying components of the deferred tax assets.

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $94.8 million and $52.3 million and standby letters of credit of approximately $4.0 million and $7.2 million at December 31, 2003, and 2002, respectively. The increase in commitments reflects an increase in construction lending. However, commitments may often expire without being drawn upon. Of the $94.8 million of commitments to extend credit at December 31, 2003, substantially all were variable rate commitments.

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

11.  Commitments:

     Lease Arrangements

     As of December 31, 2003, the Company had entered into non-cancelable leases expiring through November 30, 2008. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

          (Dollars in thousands)
          Year Ended                                                              Amount
          ------------                                                         ----------

          2004..............................................................      $  958
          2005..............................................................         876
          2006..............................................................         826
          2007..............................................................         484
          2008 .............................................................         198
          thereafter .......................................................          --
                                                                               ----------
          Total.............................................................      $3,342
                                                                               ==========

     The Company incurred rent expense of $968,000, $936,000, and $899,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

REPUBLIC FIRST BANCORP | 68
--------------------------------------------------------------------------------

     Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on the following repayments:

         (Dollars in thousands)
         Year Ended                                                   Amount
         ------------                                                 ---------
         2004.....................................................       $ 107
         2005.....................................................          15
                                                                      ---------
         Total....................................................        $122
                                                                      =========

     The Company did not incur rent and expense on these machines during 2003, 2002 and 2001, respectively.

     Employment Agreements

     The Company has entered into employment agreements with the President of the Company and the President of the Bank, which provide for the payment of base salary and certain benefits through the year 2004. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2003, is approximately $656,000.

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

                                                     REPUBLIC FIRST BANCORP | 69
--------------------------------------------------------------------------------

12.  Regulatory Capital:

     Dividend payments by the PA Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the PA Bank would be limited to $26.5 million of dividends plus an additional amount equal to its net profit for 2004, up to the date of any such dividend declaration. Dividend payments by the DE Bank are similarly limited by the FDIC and the Delaware Department of Banking to $2.9 million plus an additional amount equal to its net profit for 2004. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2004.

     During 2003 the Boards of Directors of the Banks filed applications with the Federal Reserve Board to withdraw their memberships in the Federal Reserve Bank System and filed applications with the FDIC to continue deposit insurance. The applications were accepted by both regulators, such that the Banks are now insured and regulated by the FDIC.

     As part of the transition, the DE Bank entered into a Memorandum of Understanding with the FDIC and the Office of the State Bank Commissioner ("Delaware Commissioner") which Memorandum of Understanding requires, among other things, that in the event the FDIC and the Delaware Commissioner determine that the short-term loan (payday loans) program of the DE Bank is not operated in a safe and sound manner and request in writing that the DE Bank cease making such short-term loans, the DE Bank will provide a strategy for exiting the short-term loan program. After management discussions with the FDIC and the Delaware Commissioner, the Board of Directors of the DE Bank determined to continue the short-term loan program in accordance with the provisions of the guidelines issued by the FDIC and the laws and regulations of the State of Delaware.

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

     Management believes that the Banks meet, as of December 31, 2003, all capital adequacy requirements to which it is subject. As of December 31, 2003, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.

REPUBLIC FIRST BANCORP | 70
--------------------------------------------------------------------------------

     The following table presents the Company's capital regulatory ratios at December 31, 2003, and 2002:

                                                                                                          To be well
                                                                                    For Capital        capitalized under
                                                               Actual            Adequacy Purposes    regulatory capital
                                                                                                          guidelines
                                                       -----------------------  --------------------  --------------------
(Dollars in thousands)                                  Amount        Ratio      Amount     Ratio      Amount     Ratio
                                                       ----------   ----------  ---------- ---------  ---------  ---------

At December 31, 2003
Total risk based capital
     Republic First Bank.............................    $57,417       12.57%     $36,534     8.00%    $45,667     10.00%
     First Bank of DE................................      8,399       29.06%       2,312     8.00%      2,891     10.00%
     Republic First Bancorp, Inc.....................     67,436       13.92%      38,765     8.00%         --         --

Tier one risk based capital
     Republic First Bank.............................     51,689       11.32%     $18,267     4.00%     27,475      6.00%
     First Bank of DE................................      8,025       27.76%       1,156     4.00%      1,734      6.00%
     Republic First Bancorp, Inc.....................     61,346       12.66%      19,382     4.00%         --         --

Tier one leverage capital
     Republic First Bank.............................     51,689        8.77%     $29,475     5.00%     29,475      5.00%
     First Bank of DE................................      8,025       16.55%       2,410     5.00%      2,410      5.00%
     Republic First Bancorp, Inc.....................     61,346        9.64%      31,817     5.00%         --         --

At December 31, 2002
Total risk based capital
     Republic First Bank.............................    $52,400       13.39%     $31,308     8.00%    $39,135     10.00%
     First Bank of DE................................      6,144       22.59%       2,176     8.00%      2,720     10.00%
     Republic First Bancorp, Inc.....................     60,581       14.49%      33,447     8.00%         --         --

Tier one risk based capital
     Republic First Bank.............................     47,493       12.14%     $15,654     4.00%     23,481      6.00%
     First Bank of DE................................      5,801       21.33%       1,088     4.00%      1,632      6.00%
     Republic First Bancorp, Inc.....................     55,337       13.24%      16,724     4.00%         --         --

Tier one leverage capital
     Republic First Bank.............................     47,493        7.82%     $30,377     5.00%     30,377      5.00%
     First Bank of DE................................      5,801       13.94%       2,081     5.00%      2,081      5.00%
     Republic First Bancorp, Inc.....................     55,337        8.56%      32,231     5.00%         --         --




                                                     REPUBLIC FIRST BANCORP | 71
--------------------------------------------------------------------------------

13.  Benefit Plans:

     Supplemental Retirement Plan
     ----------------------------

     The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2003, approximately $500,000 remained to be paid. A life insurance contract has been purchased to insure against all of the payments, which may be required prior to the originally anticipated retirement date of the officer.

     Defined Contribution Plan
     -------------------------

     The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Banks limited to 3%. The total expense relating to the plan was $169,000, in 2003 and 2002 and $145,000 in 2001.

     Directors' and Officers' Plan
     -----------------------------

     The Company has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. The plan was modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2003, 2002, and 20001 totaled $886,000, $834,000, and $786,000, respectively. The expense for the years ended December 31, 2003, 2002, and 2001, was $172,000, $172,000, and $271,000, respectively.
The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $1.8 million, $1.7 million, and $1.6 million at December 31, 2003, 2002, and 2001, respectively, which is included in other assets.

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

     Business Owned Life insurance:

     The fair value of business owned life insurance is based on the estimated realizable market value of the underlying investments and insurance reserves.


REPUBLIC FIRST BANCORP | 72
--------------------------------------------------------------------------------

     Deposit Liabilities:

     For checking, savings and money market accounts, fair value is the amount payable on demand at the reporting date. For time deposits, fair value is estimated using the rates currently offered for deposits of similar remaining maturities.

     Borrowings:

     Fair values of borrowings are based on the present value of estimated cash flows, using current rates, at which similar borrowings could be obtained by the Banks with similar maturities.

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

     At December 31, 2003 and December 31, 2002, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:

                                                                    December 31, 2003             December 31, 2002
                                                              -------------------------------  -------------------------
                                                                Carrying          Fair          Carrying        Fair
(Dollars in Thousands)                                           Amount           Value          Amount        Value
                                                              -------------  ----------------  -----------   -----------
Balance Sheet Data:
    Financial Assets:
       Cash and cash equivalents............................      $ 70,602          $ 70,602     $ 72,810      $ 72,810
       Other interest-earning restricted cash...............         3,483             3,483        4,228         4,228
       Investment securities available for sale.............        61,686            61,686       87,291        87,291
       Investment securities held to maturity...............         8,260             8,300        9,270         9,297
       Loans receivable, net................................       479,523           483,300      457,047       464,126
       Business owned life insurance........................        11,763            11,763           --            --
       Accrued interest receivable..........................         3,710             3,710        3,777         3,777

    Financial Liabilities:
       Deposits:
          Demand, savings and money market..................      $266,015          $266,015     $233,060      $233,060
          Time..............................................       187,590           188,005      223,242       225,646
       Corporation-obligated mandatorily
       redeemable capital securities of
       subsidiary trust company solely junior
       Obligations of the corporation.......................         6,000             6,000        6,000         6,000
       Short-term borrowings................................         2,852             2,852           --            --
       FHLB advances........................................       125,000           128,883      125,000       135,183
       Accrued interest payable.............................         2,841             2,841        3,596         3,596


                                                                    December 31, 2003             December 31, 2002
                                                              -------------------------------  -------------------------
                                                                Notional          Fair          Notional        Fair
(Dollars in Thousands)                                           Amount           Value          Amount        Value
                                                              -------------  ----------------  -----------   -----------
Off Balance Sheet Data:
Commitments to extend credit                                       $94,781              $947     $ 52,251       $   523
Letters of credit                                                    3,962                40        7,217            72

                                                     REPUBLIC FIRST BANCORP | 73
--------------------------------------------------------------------------------

15.  Parent Company Financial Information

     The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (dollars in thousands)

                                                                               2003           2002
                                                                            -----------     ----------
ASSETS:
    Cash..................................................................       $ 837        $ 1,081
    Investment in subsidiaries............................................      60,744         55,457
    Other assets..........................................................         962            799
                                                                            -----------     ----------
       Total Assets.......................................................     $62,543        $57,337
                                                                            ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accrued expenses...................................................     $   167        $    61
       Corporation-obligated mandatorily redeemable
         securities of subsidiary trust holding solely junior
         subordinated debentures of the corporation.......................       6,000          6,000
                                                                            -----------     ----------
            Total Liabilities.............................................       6,167          6,061
                                                                            -----------     ----------

Shareholders' Equity:
    Common stock..........................................................          67             64
    Additional paid in capital............................................      33,396         32,305
    Retained earnings.....................................................      23,674         18,760
    Treasury stock at cost (175,172 shares)...............................      (1,541)        (1,541)
    Accumulated other comprehensive income................................         780          1,688
                                                                            -----------     ----------
            Total Shareholders' Equity....................................      56,376         51,276
                                                                            -----------     ----------
            Total Liabilities and Shareholders' Equity....................     $62,543        $57,337
                                                                            ===========     ==========


REPUBLIC FIRST BANCORP | 74
--------------------------------------------------------------------------------

                                 STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
                                   For the years ended December 31, 2003, 2002 and 2001
                                                  (dollars in thousands)

                                                                                       2003         2002         2001
                                                                                    ----------   ----------   ----------
Interest income..............................................................         $     3      $     3      $    21
Dividend income from subsidiaries............................................             372          392           --
                                                                                    ----------   ----------   ----------
Total income.................................................................             375          395           21
Trust preferred interest expense.............................................             372          392           33
Expenses ....................................................................              11          220            5
                                                                                    ----------   ----------   ----------
Total expenses ..............................................................             383          612           38
                                                                                    ----------   ----------   ----------
Net income (loss) before taxes...............................................              (8)        (217)         (17)
                                                                                    ----------   ----------   ----------
Federal income tax benefit...................................................              (3)        (201)           --
                                                                                    ----------   ----------   ----------
Net income (loss) before undistributed income of subsidiary..................              (5)         (16)         (17)
                                                                                    ----------   ----------   ----------
Equity in undistributed income of subsidiary.................................           4,919        2,216        2,131
                                                                                    ----------   ----------   ----------
Net income...................................................................         $ 4,914      $ 2,200      $ 2,114
                                                                                    ==========   ==========   ==========

Shareholders' equity, beginning of year......................................         $51,276      $46,843      $43,030
Exercise of stock options....................................................           1,094          189            -
Net income...................................................................           4,914        2,200        2,114
Change in unrealized gain (loss) on securities available for sale............            (908)       2,044        1,699
                                                                                    ----------   ----------   ----------
Shareholders' equity, end of year............................................         $56,376      $51,276      $46,843
                                                                                    ==========   ==========   ==========

                                                 STATEMENTS OF CASH FLOWS
                                   For the years ended December 31, 2003, 2002 and 2001
                                                  (dollars in thousands)

                                                                                       2003         2002         2001
                                                                                    ----------   ----------   ----------
Cash flows from operating activities:
     Net income............................................................            $4,914       $2,200       $2,114
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Increase in other assets..........................................                61            6         (196)
         Increase in other liabilities.....................................               106           26           35
         Equity in undistributed income of subsidiaries....................            (4,919)      (2,216)      (2,131)
                                                                                    ----------   ----------   ----------
              Net cash provided by (used in) operating activities..........               162           16         (178)
                                                                                    ----------   ----------   ----------
Cash flows from investing activities:
     Purchase of subsidiary common stock...................................           (1,500)           --       (7,048)
                                                                                    ----------   ----------   ----------
              Net cash used in investing activities........................           (1,500)           --       (7,048)
                                                                                    ----------   ----------   ----------
Cash from Financing Activities:
     Exercise of stock options.............................................             1,094          189           --
     Proceeds from issuance of trust preferred securities..................                --           --        6,000
                                                                                    ----------   ----------   ----------
              Net cash provided by financing activities....................             1,094          189        6,000
                                                                                    ----------   ----------   ----------
Increase/(decrease) in cash................................................              (244)         205       (1,226)
Cash, beginning of period..................................................             1,081          876        2,102
                                                                                    ----------   ----------   ----------
Cash, end of period........................................................              $837       $1,081       $  876
                                                                                    ==========   ==========   ==========

                                                     REPUBLIC FIRST BANCORP | 75
--------------------------------------------------------------------------------

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


                                                                For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2003                          2002                         2001
                                      --------------------------   ---------------------------   --------------------------
                                                      Weighted                      Weighted                     Weighted
                                                      Average                       Average                      Average
                                                      Exercise                      Exercise                     Exercise
                                        Shares         Price         Shares          Price         Shares         Price
                                      ------------   -----------   ------------    -----------   -----------    -----------
Outstanding, beginning of year            898,314         $4.42        776,612          $4.05       769,712          $4.07
       Granted                            181,667         10.34        186,167           5.85         8,000           5.13
       Exercised                         (286,526)         3.82        (46,965)          2.99            --             --
       Forfeited                           (3,320)         6.01        (17,500)          7.37        (1,100)          9.09
                                      ------------   -----------   ------------    -----------   -----------    -----------
Outstanding, end of year                  790,135          5.99        898,314           4.42       776,612           4.05
                                      ------------   -----------   ------------    -----------   -----------    -----------
Options exercisable at year-end           752,885          5.81        864,772           4.38       734,862           3.93
                                                     -----------                   -----------                  -----------
Weighted average fair value of
options granted during the year                           $3.72                         $2.03                        $2.25
                                                     -----------                   -----------                  -----------


     The following table summarizes information about options outstanding at December 31, 2003.

                                 -------------------------------------------------------------------------------------------
                                            Options outstanding                                      Options exercisable
                                 ------------------------------------------                        -------------------------
                                                  Weighted
                                    Number         Average     Weighted                                            Weighted
    Range of exercise Prices      outstanding     remaining     Average                                            Average
                                  at December    contractual   exercise                                            Exercise
                                   31, 2003     life (years)     price                                Shares        Price
                                 -------------- ---------------------------                         -----------   -----------
            3.56 to 4.25               338,421       5.1            $3.85                              338,421         $3.85
            4.85 to 6.62               290,194       8.0             5.68                              275,444          5.68
            7.00 to 9.09                40,520       6.4             7.74                               40,520          7.74
          9.10 to 12.19                121,000      10.0            12.13                               98,500         12.13
                                 --------------               ------------                          -----------   -----------
                                       790,135                      $5.99                              752,885         $5.81
                                 --------------               ------------                          -----------   -----------


REPUBLIC FIRST BANCORP | 76
--------------------------------------------------------------------------------

17.  Segment Reporting

      The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. The Company has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. The Company additionally offers national consumer products to the underbanked consumer including tax refund products and short-term consumer loans. Tax refund products are comprised of accelerated check refunds and refund anticipation loans offered by the DE Bank on a national basis to customers of Liberty Tax Services an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered by the DE Bank, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the banks.

         Segment information for the years ended December 31, 2003, 2002 and 2001 is as follows:

December 31, 2003
(Dollars in thousands)
                                                     Republic                                 Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income .............................      $ 14,996       $ 1,499        $ 1,191       $8,065     $ 25,751
Provision for loan losses........................           360           121          1,042        5,241        6,764
Non-interest income..............................         2,359           264            487        4,026        7,136
Non-interest expenses............................        14,264         1,572            633        2,256       18,725
Net income.......................................     $   1,931        $   46           $  2       $2,935     $  4,914
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $610,255       $38,564         $    -       $5,973     $654,792
Total loans, net.................................       452,491        26,357              -         675       479,523
Total deposits...................................       420,358        33,247              -            -      453,605


December 31, 2002
(Dollars in thousands)
                                                     Republic                                 Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income (loss).......................      $ 17,972       $ 1,468        $  (21)       $4,542     $ 23,961
Provision for loan losses........................         3,490           260              -        1,553        5,303
Non-interest income..............................         2,009           512            761            -        3,282
Non-interest expenses............................        15,528         1,536            545          977       18,586
Net income.......................................      $    645       $   120         $  130       $1,305     $  2,200
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $598,853       $42,260         $    -       $6,579     $647,692
Total loans, net.................................       424,010        28,169              -        4,868      457,047
Total deposits...................................       421,575        34,727              -            -      456,302


                                                     REPUBLIC FIRST BANCORP | 77
--------------------------------------------------------------------------------


December 31, 2001
(Dollars in thousands)
                                                     Republic                                 Short-term
                                                       First     First Bank of   Tax Refund    Consumer
                                                       Bank         Delaware      Products       Loans        Total
                                                    ------------ --------------- -------------------------- -----------

Net interest income..............................      $ 16,642       $   949         $    -       $2,764     $ 20,355
Provision for loan losses........................         2,800           132              -        1,032        3,964
Non-interest income..............................         2,137           524            283            -        2,944
Non-interest expenses............................        13,182         1,707            234        1,057       16,180
Net income (loss)................................      $  1,874       $  (245)        $   33       $  452     $  2,114
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $607,951       $35,311         $    -       $9,067     $652,329
Total loans, net.................................       432,847        24,209              -        6,832      463,888
Total deposits...................................       417,360        29,857              -            -      447,217


REPUBLIC FIRST BANCORP | 78
--------------------------------------------------------------------------------