Form 10-Q
period 2004-03-31
REPUBLIC FIRST BANCORP INC
filed 2004-05-17
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2004

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

              6,722,410 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2004

                                  Page 1 of 33

                        Exhibit index appears on page 32

                                TABLE OF CONTENTS

                                                                           Page
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                     3

Item 2:  Management's Discussion and Analysis of Financial Condition and     14
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk          30

Item 4:  Controls and Procedures                                             30

Part II: Other Information

Item 1:  Legal Proceedings                                                   30

Item 2:  Changes in Securities and Use of Proceeds                           30

Item 3:  Defaults Upon Senior Securities                                     30

Item 4:  Submission of Matters to a Vote of Security Holders                 30

Item 5:  Other Information                                                   31

Item 6:  Exhibits, Reports on Form 8-K and Certifications                    32

                         PART I - FINANCIAL INFORMATION



Item 1: Financial Statements



                                                                                                                      Page Number


(1)   Consolidated Balance Sheets as of March 31, 2004, (unaudited) and December 31, 2003..........................          4

(2)   Consolidated Statements of Income for the three months ended
      March 31, 2004, and 2003(unaudited)..........................................................................          5

(3)   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2004, and 2003(unaudited)..........................................................................          6

(4)   Notes to Consolidated Financial Statements...................................................................          7





                                           Republic First Bancorp, Inc. and Subsidiaries
                                                    Consolidated Balance Sheets
                                            as of March 31, 2004 and December 31, 2003
                                              dollars in thousands, except share data


ASSETS:                                                                          March 31, 2004                December 31, 2003
                                                                           ---------------------         ------------------------
                                                                                 (unaudited)
Cash and due from banks                                                                $ 24,861                         $ 28,103
Interest bearing deposits with banks                                                      4,003                            3,547
Federal funds sold and interest-bearing deposits with banks                              61,622                           38,952
                                                                           ---------------------         ------------------------
Total cash and cash equivalents                                                          90,486                           70,602

Other interest-earning restricted cash                                                    3,910                            3,483
Investment securities available for sale, at fair value                                  61,230                           61,686
Investment securities held to maturity at amortized cost
     (Fair value of $7,258 and $8,300,  respectively)                                     7,219                            8,260
Loans receivable (net of allowance for loan losses of
     $8,745 and $8,696, respectively)                                                   498,661                          479,523
Premises and equipment, net                                                               4,353                            4,412
Other real estate owned                                                                     207                              207
Accrued interest receivable                                                               3,785                            3,710
Business owned life insurance                                                            11,872                           11,763
Other assets                                                                              9,531                           11,146
                                                                           ---------------------         ------------------------

Total Assets                                                                          $ 691,254                        $ 654,792
                                                                           =====================         ========================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                          $ 93,214                         $ 82,311
Demand - interest-bearing                                                                52,279                           73,315
Money market and savings                                                                141,466                          110,389
Time under $100,000                                                                     116,635                          102,508
Time $100,000 or more                                                                    86,983                           85,082
                                                                           ---------------------         ------------------------
    Total Deposits                                                                      490,577                          453,605

Short-term borrowings                                                                        --                            2,852
FHLB Advances                                                                           125,000                          125,000
Subordinated debentures                                                                   6,186                               --
Accrued interest payable                                                                  3,011                            2,841
Other liabilities                                                                         8,561                            8,118
Corporation-obligated-mandatorily redeemable capital
securities of subsidiary trust holding solely junior
obligations of the corporation                                                               --                            6,000
                                                                           ---------------------         ------------------------

Total Liabilities                                                                       633,335                          598,416
                                                                           ---------------------         ------------------------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 6,708,410 as of
    March 31, 2004 and 6,697,660 as of December 31, 2003                                     67                               67
Additional paid in capital                                                               33,453                           33,396
Retained earnings                                                                        25,185                           23,674
Treasury stock at cost (175,172 shares)                                                  (1,541)                          (1,541)
Accumulated other comprehensive income                                                      755                              780
                                                                           ---------------------         ------------------------
Total Shareholders' Equity                                                               57,919                           56,376
                                                                           ---------------------         ------------------------
Total Liabilities and Shareholders' Equity                                            $ 691,254                        $ 654,792
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


                                                                                Three Months Ended
                                                                                      March 31
                                                                              2004                     2003
                                                                              ----                     ----
Interest income:
   Interest and fees on loans                                               $8,482                  $12,333
   Interest and dividend income on federal
       funds sold and other interest-earning balances                          215                      228
   Interest and dividends on investment securities                             600                      998
                                                              ---------------------   ----------------------
   Total interest income                                                     9,297                   13,559
                                                              ---------------------   ----------------------

Interest expense:
   Demand interest-bearing                                                      89                      119
   Money market and savings                                                    415                      432
   Time under $100,000                                                         810                    1,216
   Time $100,000 or more                                                       619                      652
   Other borrowed funds                                                      2,040                    2,041
                                                              ---------------------   ----------------------
   Total interest expense                                                    3,973                    4,460
                                                              ---------------------   ----------------------
Net interest income                                                          5,324                    9,099
Provision for loan losses                                                      811                    3,411
                                                              ---------------------   ----------------------
Net interest income after provision
     for loan losses                                                         4,513                    5,688
                                                              ---------------------   ----------------------

Non-interest income:
    Loan advisory and servicing fees                                            92                      186
    Service fees on deposit accounts                                           440                      320
    Short-term loan fee income                                               1,210                        -
    Tax refund products                                                        879                      372
    Other income                                                               126                       17
                                                              ---------------------   ----------------------
                                                                             2,747                      895
                                                              ---------------------   ----------------------
Non-interest expenses:
   Salaries and benefits                                                     2,551                    2,478
   Occupancy                                                                   385                      386
   Depreciation                                                                429                      294
   Legal                                                                       264                      240
   Advertising                                                                  69                       73
   Other expenses                                                            1,287                    1,135
                                                              ---------------------   ----------------------
                                                                             4,985                    4,606
                                                              ---------------------   ----------------------

Income before income taxes                                                   2,275                    1,977
Provision for income taxes                                                     764                      684
                                                              ---------------------   ----------------------

Net income                                                                  $1,511                   $1,293
                                                              =====================   ======================

Net income per share:

Basic                                                                        $0.23                    $0.21
                                                              =====================   ======================

Diluted                                                                      $0.22                    $0.20
                                                              =====================   ======================




                              (See notes to consolidated financial statements)

                             Republic First Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                 For the Three Months Ended March 31,
                                         Dollars in thousands
                                              (unaudited)

                                                                          2004              2003
                                                                      -------------     -------------
Cash flows from operating activities:
         Net income                                                        $ 1,511           $ 1,293
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                       811             3,411
               Depreciation                                                    429               294
               Amortization of discounts on investment securities               93               108
               Increase in value of business owned life insurance             (109)                -
               Decrease (increase) in accrued interest receivable
               and other assets                                              1,676            (2,361)
               Increase (decrease) in accrued expenses
                  and other liabilities                                        613              (139)
                                                                      -------------     -------------
         Net cash provided by operating activities                           5,024             2,606
                                                                      -------------     -------------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                                  -            (2,254)
               Available for sale                                           (5,500)           (1,520)
         Proceeds from principal receipts, calls and
            maturities of securities:
               Held to maturity                                              1,041               275
               Available for sale                                            5,888            24,470
         Net  increase in loans                                            (19,949)           (3,909)
         Increase in other interest-earning restricted cash                   (427)              (37)
         Premises and equipment expenditures                                  (370)             (236)
                                                                      -------------     -------------
         Net cash provided by (used in) investing activities               (19,317)           16,789
                                                                      -------------     -------------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                            57               632
         Net increase in demand, money market and savings deposits          20,945            42,902
         Repayment of overnight borrowings                                  (2,852)                -
         Net Increase in time deposits                                      16,027             1,308
                                                                      -------------     -------------
         Net cash provided by financing activities                          34,177            44,842
                                                                      -------------     -------------
Increase in cash and cash equivalents                                       19,884            64,237
Cash and cash equivalents, beginning of period                              70,602            72,810
                                                                      -------------     -------------
Cash and cash equivalents, end of period                                  $ 90,486         $ 137,047
                                                                      =============     =============
Supplemental disclosure:
         Interest paid                                                    $  3,803         $   4,258
                                                                      =============     =============
         Taxes paid                                                       $      -         $     950
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

     At March 31, 2004, there were approximately $950,000 of short-term consumer loans outstanding, which were originated in Texas, California, Georgia, Arizona, and Ohio. Effective in the third quarter of 2003, the DE Bank began to sell a majority of these loans to third parties and retain a portion of the interest income, which the DE Bank classifies as non-interest income. The Company evaluated these sales and determined that these transactions qualify as sales under FAS 140. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans".

      The DE Bank offers two tax refund products to customers of Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider which prepares and electronically files federal and state income tax returns and the DE Bank offers certain Liberty Tax Service customers accelerated refunds ("Tax Refund Products"). Prior to the incorporation of the DE Bank, the PA Bank for many years offered tax refund products. Tax Refund Products consist of accelerated check refunds ("ACRs") and refund anticipation loans ("RALs"). There can be no assurance that revenues from these products will continue to grow or be maintained at current levels in future periods.

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

   At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).

                                                            Stock Based Compensation

(dollar amounts in thousands)                                 Three months ended
                                                                   March 31,
                                                       --------------------------------
                                                             2004             2003
                                                       -----------------  -------------
Net income as reported                                          $ 1,511        $ 1,293

Less: Stock based compensation costs determined
under fair value method for all awards                              (54)          (102)
                                                       -----------------  -------------
Net income, pro forma                                           $ 1,457        $ 1,191
                                                       =================  =============

Earnings per common share-basic: As reported                     $ 0.23         $ 0.21
                                                       -----------------  -------------
                                 Pro-forma                       $ 0.22         $ 0.19
                                                       -----------------  -------------

Earnings per common share-diluted: As reported                   $ 0.22         $ 0.20
                                                       -----------------  -------------
                                 Pro-forma                       $ 0.21         $ 0.18
                                                       -----------------  -------------

         The Company granted 11,667 and 56,667 options during the three months ended March 31, 2004 and 2003, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yields of 0% for both periods; expected volatility of 34.1% for 2004 and 31% for 2003; risk-free interest rates of 3.15% and 4.0%, respectively and an expected life of 5.0 years for both periods.
Stock Options

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Note 4:  Significant Accounting Pronouncements

Loan Commitments

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's financial statements.

Note 5:   Variable Interest Entities

Management has determined that Republic First Capital Trust I ("RFCT"), utilized for the Company's $6,000,000 of pooled preferred securities issuance, qualifies as a variable interest entity under FIN 46, as revised. RFCT issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. RFCT is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidiation resulted in the investment in the common stock of RFCT to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by RFCT based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as RFCT become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations, if any.

Note 6:  Legal Proceedings

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

Note 7:  Segment Reporting

         The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. The Company has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. The Company additionally offers national consumer products to the underbanked consumer including tax refund products and short-term consumer loans. Tax refund products are comprised of accelerated check refunds and refund anticipation loans offered by the DE Bank on a national basis to customers of Liberty Tax Service, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered by the DE Bank, with principal amounts of $1,000 or less and terms of approximately two weeks. These loans typically are made in several states through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the three months ended March 31, 2004 and 2003, is as follows:

                                                              As of and for the three months ended
March 31, 2004
(dollars in thousands)                                                                        Short-term
                                       Republic First     First Bank of      Tax Refund        Consumer
                                            Bank            Delaware          Products           loans              Total
                                          --------          --------          --------          --------          --------
Net interest income                       $  3,162          $    953          $    996          $    213          $  5,324
Provision for loan losses                       --                30               700                81               811
Non-interest income                            593                65               879             1,210             2,747
Non-interest expenses                        3,675               305               398               607             4,985

Net income                                $    532          $     55          $    473          $    451          $  1,511
                                          ========          ========          ========          ========          ========

Selected Balance Sheet Accounts:

Total assets                               633,245            53,508             2,615             1,886           691,254
Total loans                                473,692            30,149             2,615               950           507,406
Total deposits                             447,348            41,073             2,156                --           490,577




March 31, 2003
(dollars in thousands)
                                                                                              Short-term
                                       Republic First     First Bank of      Tax Refund        Consumer
                                            Bank            Delaware          Products           loans              Total
                                          --------          --------          --------          --------          --------

Net interest income                       $  4,033          $    364          $  1,154          $  3,548          $  9,099
Provision for loan losses                       60                31             1,018             2,302             3,411
Non-interest income                            432                91               372                --               895
Non-interest expenses                        3,496               289               259               562             4,606

Net income                                $    600          $     89          $    162          $    442          $  1,293
                                          ========          ========          ========          ========          ========

Selected Balance Sheet Accounts:

Total assets                              $633,583          $ 41,969          $  5,000          $ 12,782          $693,334
Total loans                                422,557            29,660             2,926             9,940           465,083
Total deposits                             462,456            33,056             5,000                --           500,512


Note 8:      Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At March 31, 2004, and 2003, respectively, there were 0 and 23,890 of stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. These CSEs, however, may become dilutive in the future.

           The following table is a comparison of EPS for the three months ended March 31, 2004, and 2003.



                                                        Year to Date
                                               2004                    2003

Net Income
                                      $1,511,000               $1,293,000
                                                      Per                      Per
                                        Shares       Share       Shares       Share
                                        ------       -----       ------       -----
Weighted average shares
For period                             6,530,088                6,240,331
Basic EPS                                            $0.23                    $0.21
Add common stock equivalents             312,306                  234,660
                                       ---------                ---------
representing dilutive stock options
Effect on basic EPS of dilutive CSE                  $(.01)                  $(0.01)
                                                     -----                    -----
Equals total weighted average
shares and CSE (diluted)               6,842,394                6,474,991
                                       =========                =========
Diluted EPS                                          $0.22                    $0.20
                                                     =====                    =====



  Note 9:    Comprehensive Income

                  The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.



(dollar amounts in thousands)                                                    Three months ended
                                                                                       March 31,
                                                                       ---------------------------------------------
                                                                            2004                         2003
                                                                       ----------------            -----------------
Net income                                                                     $ 1,511                      $ 1,293

Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses  during the period                              (25)                        (354)
                                                                       ----------------            -----------------
Comprehensive income                                                           $ 1,486                        $ 939
                                                                       ================            =================


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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q, filed by the Company in 2004 and 2003, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2004, Compared to December  31, 2003

         Total assets increased $36.5 million to $691.3 million at March 31, 2004, versus $654.8 million at December 31, 2003. This increase reflected a $19.2 million increase in loan balances. These loans were primarily funded by an increase in core deposits (transaction accounts).

Loans:

     The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. The Company's lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Total loans increased $19.2 million, to $507.4 million at March 31, 2004, versus $488.2 million at December 31, 2003. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10.3 million at March 31, 2004. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $5.9 million at March 31, 2004, was $58.9 million. The $5.9 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At March 31, 2004, the Company through the DE Bank had $950,000 in short-term consumer loans outstanding versus $1.4 million at December 31, 2003. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and at March 31, 2004, were originated in Georgia, Texas, Arizona, Ohio and California through a small number of marketers. The De Bank has begun making loans in Michigan in the second quarter of 2004.

     In April, 2004, the State of Georgia enacted Act No. 440. Effective May 1, 2004, Act No. 440 substantially increased the penalties under Georgia law for making payday loans prohibited by Georgia usury laws, and adopted a presumption that an agent assisting in such loans is the de facto lender if the agent receives a predominant economic interest in loan revenues. The DE Bank's marketing and servicing agent receives the predominant share of loan revenues. The DE Bank and its servicer, together with a number of other banks and servicers, have challenged Act No. 440 in the U. S. District Court for the Northern District of Georgia. The plaintiffs allege, among other things, that the Act conflicts with and is preempted by Section 27 of the Federal Deposit Insurance Act because it prevents FDIC insured state banks from lending at the (non-Georgia) rates of interest expressly authorized for state banks (but not other lenders) by Section 27. The court has issued a temporary restraining order against enforcement of Act No. 440 for actions by plaintiffs through May 15 2004. However, as of May 7, 2004, the court has not ruled on plaintiffs' motion for a preliminary injunction and, in any event, the Bank anticipates that any ruling by the district court will be appealed by the losing party to the U. S. Court of Appeals for the 11th Circuit. Prior to the effective date of Act No. 440, the DE Bank discontinued making short term loans in Georgia. It will not resume making such loans unless and until it receives a favorable decision on the preliminary injunction motion and any appeal thereof. A favorable final decision in this litigation would constitute a strong endorsement of the DE Bank's short term loan program. Conversely, an adverse decision would call into question the legality of the program's current structure and would likely have a material adverse effect on the Delaware Bank.

Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $61.2 million at March 31, 2004, which was comparable to the $61.7 million at year-end 2003. At March 31, 2004, and December 31, 2003, the portfolio had net unrealized gains of $1.1 million and $1.2 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At March 31, 2004, securities held to maturity totaled $7.2 million, compared to $8.3 million at year-end 2003. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $19.9 million, to $90.5 million at March 31, 2004, from $70.6 million at December 31, 2003, as increases in deposit balances were invested in Federal Funds.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At March 31, 2004, the balance was $3.9 million versus $3.5 million at December 31, 2003.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $59,000 to $4.4 million at March 31, 2004. The decrease reflected depreciation of equipment and software.

     Other Real Estate Owned:

     Other real estate owned amounted to $207,000 at March 31, 2004 and December 31, 2003.

     Business Owned Life Insurance:

     The balance of business owned life insurance amounted to $11.9 million at March 31, 2004 and $11.8 million at December 31, 2003. The income earned on these policies is reflected in other income.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Period ended deposits increased by $37.0 million, or 8.2% to $490.6 million at March 31, 2004, from $453.6 million at December 31, 2003. Average core deposits(transaction accounts) increased 9.8%, or $25.2 million more than the prior year period to $282.7 million in the first quarter 2004. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which, in management's opinion, continue to leave some customers underserved. Period end time deposits increased $16.0 million, or 8.5% to $203.6 million at March 31, 2004, versus $187.6 million at the prior year-end. The increase resulted from the purchase of institutional deposits which were available at a relatively low cost.

FHLB Borrowings:

         FHLB borrowings totaled $125.0 million at both March 31, 2004 and December 31, 2003. These borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:
         Total shareholders' equity increased $1.5 million to $58.0 million at March 31, 2004, versus $56.4 million at December 31, 2003. This increase was primarily the result of year-to-date 2004 net income of $1.5 million.

Three Months Ended March 31, 2004 Compared to March 31, 2003
------------------------------------------------------------
Results of Operations:

Overview

         The Company's net income increased to $1.5 million or $0.22 per diluted share for the three months ended March 31, 2004, compared to $1.3 million, or $0.20 per diluted share for the comparable prior year period. The improvement reflected a $487,000 reduction in interest expense resulting primarily from lower rates paid on time deposits(certificates of deposit). It also reflected an increase in tax refund product revenue of approximately $507,000. Of the $4.3 million decrease in interest income, $3.5 million related to the participation of short-term consumer loans to third parties in 2004. Non-interest income increased $1.2 million due to the classification of fees on short-term loans to non interest income after such participation. Interest margins were also impacted by prepayments in the residential real estate and mortgage-backed securities portfolios. Average commercial and construction loans increased 14.8% and average core deposits increased 9.8% in the first quarter of 2004, respectively, compared to the prior year comparable period. A $2.6 million decrease in the provision for loan losses, related primarily to short-term loans, more than offset a $2.2 million decrease in short-term loan interest and short-term loan non-interest income. The increased net income resulted in a return on average assets and average equity of .87% and 10.66% respectively, in the first quarter of 2004 compared to .76% and 0.94% respectively for the same period in 2003.

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

                                                   For the three months ended                 For the three months ended
                                                             March 31, 2004                        March 31, 2003
                                               ---------------------------------------    ---------------------------------------
Interest-earning assets:
                                                              Interest                                   Interest
(Dollars in thousands)                         Average        Income/           Yield/    Average         Income/          Yield/
                                               Balance        Expense            Rate     Balance         Expense          Rate
                                               -------        -------           -----     -------         -------          -----
Federal funds sold
and other interest-
earning assets                                $ 76,302        $    215           1.13%    $ 74,879       $    228           1.23%
Securities                                      69,570             600           3.45%      85,091            998           4.69%
Loans receivable                               499,070           8,482           6.82%     484,907         12,333          10.20%
                                              --------        --------         ------     --------       --------         ------
Total interest-earning assets                  644,942           9,297           5.78%     644,877         13,559           8.53%

Other assets                                    50,034                                      33,829
                                              --------                                    --------

Total assets                                  $694,976                                    $678,706
                                              ========                                    ========

Interest-bearing liabilities:
Demand-non interest
bearing                                       $ 98,156                                    $ 76,651
Demand interest-bearing                         58,576        $     89           0.61%      58,024       $    119           0.81%
Money market & savings                         126,002             415           1.32%     122,887            432           1.39%
Time deposits                                  212,517           1,429           2.70%     225,353          1,868           3.29%
                                              --------        --------         ------     --------       --------         ------
Total deposits                                 495,251           1,933           1.57%     482,915          2,419           2.03%
Total interest-bearing
deposits                                       397,095           1,933           1.95%     406,264          2,419           2.41%
                                              --------        --------         ------     --------       --------         ------

Other borrowings                               133,462           2,040           6.13%     134,850          2,041           6.14%
                                              --------        --------         ------     --------       --------         ------

Total interest-bearing
liabilities                                   $530,557        $  3,973           3.00%    $541,114       $  4,460           3.34%
                                              ========        ========         ======     ========       --------         ======
Total deposits and
other borrowings                               628,713           3,973           2.53%     617,765          4,460           2.93%
                                              --------        --------         ------     --------       --------         ------

Non interest-bearing
liabilites                                       9,388                                       8,895
Shareholders' equity                            56,875                                      52,046
                                              --------                                    --------

Total liabilities and
shareholders' equity                          $694,976                                    $678,706
                                              ========                                    ========

Net interest income                                           $  5,324                                   $  9,099
                                                              ========                                   ========

Net interest spread                                                              3.25%                                      5.58%
                                                                               ======                                      =====

Net interest margin                                                              3.31%                                      5.71%
                                                                               ======                                      =====
Net interest margin not including
short-term loan and tax refund products                                          2.58%                                      2.76%
                                                                               ======                                      =====

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

                                                                    Three months ended March 31, 2004
                                                                           versus March 2003
                                                                        (dollars in thousands)
                                                                            Due to change in:
                                                             Volume                Rate                   Total
                                                       -------------------     -------------        -------------------
Interest earned on:
          Federal funds sold                                          $ 7             $ (20)                     $ (13)
          Securities                                                 (134)             (264)                      (398)
          Loans                                                       366            (4,217)                    (3,851)
-----------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                    239            (4,501)                    (4,262)

Interest expense of
      deposits
         Interest-bearing demand deposits                               1               (31)                       (30)
         Money market and savings                                      15               (32)                       (17)
         Time deposits                                                (86)             (353)                      (439)
-----------------------------------------------------------------------------------------------------------------------
     Total deposit interest expense                                   (70)             (416)                      (486)
         Other borrowings                                              (1)                -                         (1)
-----------------------------------------------------------------------------------------------------------------------
              Total interest expense                                  (71)             (416)                      (487)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                 $ 310          $ (4,085)                  $ (3,775)
-----------------------------------------------------------------------------------------------------------------------


      The Company's net interest margin decreased 240 basis points to 3.31% for the three months ended March 31, 2004, versus the prior year comparable period. The decline reflected the decision to participate a majority of the short-term loan outstandings to third parties beginning in the third quarter of 2003, thereby reducing interest income and increasing non-interest income. Fees on short-term consumer loans contributed approximately $213,000 to net interest income for March 31, 2004 and 13 basis points to the margin versus $3.5 million and 2.20% for the prior year comparable period. Excluding the impact of short-term loans and tax products, margins decreased to 2.58% in the first quarter of 2004 from 2.76% in the prior year comparable period. That decrease reflected lower loan rates and the negative impact of the historically high residential mortgage and mortgage-backed security prepayments, partially offset by the 9.8% increase in average lower cost core deposits (transaction accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment. While management could replace significant amounts of such security prepayments, it has deferred security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 2.75% to 5.78% for the three months ended March 31, 2004, from 8.53% for the prior year comparable period due primarily to the participation of short-term loans which commenced in the third quarter of 2003. The average rate paid on interest-bearing liabilities decreased 34 basis points to 3.00% for the three months ended March 31, 2004, from 3.34% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income decreased $3.8 million, or 41.5%, to $5.3 million for the three months ended March 31, 2004, from $9.1 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to lower rates earned on loans reflecting lower short-term loan income which was reflected as non-interest income after the participation of such loans. Excluding the impact of short term loans and tax products, the net interest margin decreased by approximately $282,000 reflecting a $458,000 reduction in interest on residential mortgages which were prepaid and not replaced. Average interest-earning assets amounted to $644.9 million for first quarter 2004 and 2003.

         The Company's total interest income decreased $4.3 million, or 31.4%, to $9.3 million for the three months ended March 31, 2004, from $13.6 million for the prior year comparable period. Interest and fees on loans decreased $3.9 million to $8.5 million for the three months ended March 31, 2004, from $12.3 million for the prior year comparable period. This decline reflects a $3.5 million reduction in short term loan income and $458,000 from prepayments in the residential mortgage portfolio and lower yields on commercial and construction loans reflecting the lower rate environment. The yield on loans declined 3.38% to 6.82% primarily reflecting the reduced short-term loan fees. Interest and dividends on investment securities decreased $398,000 to $600,000 for the three months ended March 31, 2004, from $998,000 for the prior year comparable period. This decline reflected the $15.5 million, or 18.2%, decrease in average investment securities outstanding to $69.6 million at March 31, 2004 from $85.1 million for the prior year period. In addition, the average rate earned on investment securities declined 124 basis points to 3.45% as higher coupon mortgage backed securities prepaid more rapidly than lower coupons and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold, and related average balances were comparable in both periods.

      The Company's total interest expense decreased $487,000, or 10.9%, to $4.0 million for the three months ended March 31, 2004, from $4.5 million for the prior year comparable period, due to the lower rate environment. The Company repriced deposits to the lower rate environment, particularly certificates of deposit. Interest-bearing liabilities averaged $530.6 million for the three months ended March 31, 2004, versus $541.1 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 34 basis points to 3.00% for the three months ended March 31, 2004, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

         Interest expense on time deposits (certificates of deposit) decreased $439,000, or 23.5%, to $1.4 million at March 31, 2004, from $1.9 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 59 basis points to 2.70%. In addition, average certificates of deposit outstanding decreased $12.8 million, or 5.7%, to $212.5 million, for the quarter ended March 31, 2004, from $225.4 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in lower cost core deposits.


         Interest expense on other borrowings, primarily FHLB advances, was comparable in both periods.

Provision for Loan Losses

         The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $2.6 million to $811,000 for the three months ended March 31, 2004, from $3.4 million for the prior year comparable period. This decrease primarily reflected a $2.6 million decrease in the provision for short term loans, as the majority of such loans were participated to third parties, beginning in the third quarter of 2003.

Non-Interest Income

      Total non-interest income increased $1.9 million to $2.7 million for the three months ended March 31, 2004, versus $895,000 for the prior year comparable period. Of the $1.9 million increase, $1.2 million resulted from the participation of most short term loans. In first quarter 2003, such loans were not participated , and fees were recognized as interest income. Tax refund product income increased by $507,000, primarily as a result of increases in the volume of such products. Service fees on deposit accounts also increased, primarily as a result of volume. The Company also realized income from business owned life insurance which comprised virtually all of the $126,000 other income category in first quarter 2004. Loan advisary and servicing fees decreased, primarily as a result of decreased volume.

Non-Interest Expenses

      Total non-interest expenses increased $379,000 or 8.2% to $5.0 million for the three months ended March 31, 2004, from $4.6 million for the prior year comparable period. Salaries and employee benefits increased $73,000 or 2.9%, to $2.6 million for the three months ended March 31, 2004, from $2.5 million for the prior year comparable period resulting primarily from additional incentive expense related to loan and deposit generation.

      Occupancy   expense  was  comparable  in  both  periods  at  approximately
$385,000.


     Depreciation expense increased $135,000, or 45.9% to $429,000 for the three months ended March 31, 2004, versus $294,000 for the prior year comparable period. Substantially all of the $135,000 increase resulted from a write off of software related to the tax refund products.


      Legal fees increased $24,000, or 10.0%, to $264,000 in first quarter 2004, compared to $240,000 in first quarter 2003, resulting from fees on a number of different matters.

      Advertising expense decreased $4,000, or 5.5% , to $69,000 in first quarter 2004, compared to $73,000 first quarter 2003. The decrease reflected the placement of fewer advertisements.

       Other expenses increased $152,000, or 13.4% to $1.3 million for the three months ended March 31, 2004, from $1.1 million for the prior year comparable period. Of the increase, $69,000 reflected an increase in state taxes. Delaware state franchise taxes increased approximately $41,000 as a result of increases in taxable income. The balance of the increase resulted from increases in Pennsylvania shares tax, which reflected increases in shareholders' equity against which the tax rate is applied.


Provision for Income Taxes

      The provision for income taxes increased $80,000, to $764,000 for the three months ended March 31, 2004, from $684,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate declined to 33.6% from 34.6% due to business owned life insurance income, a portion of which is not taxable. The business owned life insurance was purchased in the second quarter of 2003.

Commitments, Contingencies and Concentrations

      The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $117.4 million at March 31, 2004. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $112.8 million and $94.8 million and standby letters of credit of approximately $4.5 million and $4.0 million at March 31, 2004, and December 31, 2003, respectively.

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

        At March 31, 2004, the Banks had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $146.4 million, which represented 28.9% of gross loans receivable at March 31, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

         Regulatory Matters

         The following table presents the Company's capital regulatory ratios at March 31, 2004, and December 31, 2003:

                                                      Actual                 For Capital                To be well
                                                                          Adequacy purposes        capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At March 31, 2004
     Total risk based capital
         Republic First Bank                 $58,187          12.33%        $37,741        8.00%      $47,176       10.00%
         First Bank of Delaware                9,417          26.02%          2,895        8.00%        3,618       10.00%
         Republic First Bancorp,              69,219          13.79%         40,154        8.00%            -       N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  52,272          11.08%         18,870        4.00%       28,306        6.00%
         First Bank of Delaware                8,953          24.74%          1,447        4.00%        2,171        6.00%
         Republic First Bancorp,              62,914          12.53%         20,077        4.00%            -        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  52,272           7.99%         32,722        5.00%       32,722        5.00%
         First Bank of Delaware                8,953          14.73%          3,039        5.00%        3,039        5.00%
         Republic First Bancorp,              62,914           9.07%         34,697        5.00%            -         N/A
         Inc.


                                            Actual                       For Capital                To be well
                                                                      Adequacy purposes       capitalized under FRB
                                                                                                capital guidelines
                                         Amount       Ratio         Amount         Ratio       Amount         Ratio
                                      ------------- -----------   -----------    ----------  -----------    ----------
At December 31, 2003
    Total risk based capital

       Republic First Bank                 $57,417      12.57%       $36,534         8.00%      $45,667        10.00%

       First Bank of Delaware                8,399      29.06%         2,312         8.00%        2,891        10.00%

       Republic First Bancorp, Inc.         67,436      13.92%        38,765         8.00%            -         N/A
    Tier one risk based capital

       Republic First Bank                  51,689      11.32%        18,267         4.00%       27,475         6.00%

       First Bank of Delaware                8,025      27.76%         1,156         4.00%        1,734         6.00%

       Republic First Bancorp, Inc.         61,346      12.66%        19,382         4.00%            -          N/A

    Tier one leveraged capital

       Republic First Bank                  51,689       8.77%        29,475         5.00%       29,475         5.00%

       First Bank of Delaware                8,025      16.55%         2,410         5.00%        2,410         5.00%

       Republic First Bancorp, Inc.         61,346       9.64%        31,817         5.00%            -           N/A


 Dividend Policy

The Company has not paid any cash dividends on its common stock, but may consider dividend payments in the future.

Liquidity

       Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs. Liquidity needs can be met by utilizing cash and federal funds sold, converting assets to cash through computer repurchase or sale various or drawing upon lines of credit cash generated by increasing deposits represents the primarily source of liquidity.

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

      The Company's most liquid assets, consisting of cash due from banks, deposits with banks and federal fund sold, totaled $90.5 million at March 31, 2004, compared to $70.6 million at December 31, 2003, due primarily to an increase in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At March 31, 2004, the Company estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2004. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.

     Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At March 31, 2004, the PA Bank had $51.3 million in unused lines of credit available under arrangements with the FHLB and correspondent banks compared to $67.0 million at December 31, 2003. These lines of credit enable the PA Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

      At March 31, 2004, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $117.4 million. Certificates of deposit scheduled to mature in one year totaled $114.8 million at March 31, 2004, and borrowings scheduled to mature within one year totaled $125.0 million. These borrowings, callable by the FHLB, will likely be replaced by borrowings at then current rates or a combination of borrowings and certificates of deposit. The Company anticipates that it will have sufficient funds available to meet its current commitments.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit from a correspondent bank to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million and was unused at March 31, 2004. The PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $166.3 million. As of March 31, 2004, and December 31, 2003, the PA Bank had borrowed $125.0 million under that line of credit. Securities also represent a primary source of liquidity for the Banks.
Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

         At March 31, 2004, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consisted of US Government Agency securities and other investments. The book and market values of investment securities available for sale were $60.1 million and $61.2 million as of March 31, 2004, respectively. The net unrealized gain on investment securities available for sale as of that date was $1.1 million.

Loan Portfolio

         The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $10.3 million at March 31, 2004. Individual customers may have several loans often secured by different collateral. The aggregate amount of those relationships that exceeded $5.9 million (an internal monitoring guideline which approximates 10% of capital and reserves) at March 31, 2004, was $58.9 million.

         Total loans increased $19.2 million, to $507.4 million at March 31, 2004, from $488.2 million at December 31, 2003. Commercial and construction loans increased $20.5 million due primarily to increased volume in the commercial real estate and construction loan portfolios.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)                                  As of March 31, 2004                     As of December 31, 2003
                                                   -------------------------------------------------------------------------------
                                                   Balance              % of Total          Balance              % of Total
                                                   -------------------------------------------------------------------------------
Commercial:
   Real estate secured                                   $ 314,605              62.0                $ 302,618                62.0
   Construction and land development                       100,835              19.9                   88,850                18.2
   Non real estate secured                                  55,559              11.0                   52,041                10.7
   Unsecured                                                 6,653               1.2                   13,688                 2.8
                                                   -------------------------------------------------------------------------------
                                                           477,652              94.1                  457,197                93.7

Residential real estate                                     11,193               2.2                   14,875                 3.0
Consumer, short-term &  other                               18,561               3.7                   16,147                 3.3
                                                   -------------------------------------------------------------------------------
Total loans                                                507,406             100.0%                 488,219               100.0%

Less allowance for loan losses                              (8,745)                                    (8,696)
                                                   ----------------                         ------------------

Net loans                                                $ 498,661                                  $ 479,523
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


                                                        March 31, 2004        December 31, 2003
                                                  ---------------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more                     $1,394                 $3,084
Non-accrual loans                                                 7,743                  5,527
                                                  ---------------------------------------------
Total non-performing loans (1)                                    9,137                  8,611
Other real estate owned                                             207                    207
                                                  ---------------------------------------------

Total non-performing assets (2)                                  $9,344                 $8,818
                                                  =============================================


Non-performing loans as a percentage of total
   loans net of unearned
   income                                                         1.80%                  1.76%
Non-performing assets as a percentage of total
   assets                                                         1.35%                  1.35%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).


            Non accrual-loans increased $2.2 million, to $7.7 million at March 31, 2004, from $5.5 million at December 31, 2003. Loans accruing, but past due 90 days or more decreased $1.7 million to $1.4 million at March 31, 2004 from $3.0 million at December 31, 2003. The primary factor in both of these changes, was the transfer of a single commercial real estate loan between these categories, $1.9 million of which was reflected in non accrual loans at March 31, 2004.

         Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2004, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

          The recorded investment in loans which are impaired totaled $7.7 million at March 31, 2004, and $5.5 million at December 31, 2003, and the amount of related valuation allowances was $1.4 million at both of those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

         At March 31, 2004, and December 31, 2003, internally classified accruing substandard loans totaled approximately $7.5 million and $11.2 million respectively; and doubtful loans totaled approximately $1.0 million and $895,000 respectively. There were no loans classified as loss at those dates.

      The Bank had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $2.3 million at March 31, 2004 and $2.6 million at December 31, 2003; and (ii) 60 to 89 days past due, at March 31, 2004 and December 31, 2003, in the aggregate principal amount of $413,000 and $2.1 million, respectively.

         At March 31, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $146.4 million, which represented 28.9% of gross loans receivable at March 31, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Other Real Estate Owned:

         The balance of other real estate owned amounted to $207,000 at March 31, 2004 and December 31, 2003. There was no activity in first quarter 2004.

         At March 31, 2004, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

         An analysis of the Company's allowance for loan losses for the three months ended March 31, 2004, and 2003, and the twelve months ended December 31, 2003 is as follows:

                                                For the three     For the twelve months    For the three months
                                                months ended              ended                   ended
(dollars in thousands)                         March 31, 2004       December 31, 2003         March 31, 2003
                                              ----------------    ---------------------   -----------------------
Balance at beginning of period .............           $  8,696               $  6,642               $  6,642
Charge-offs:
 Commercial and construction ...............                  2                    365                      1
  Short-term loans .........................                 69                  4,299                  2,757
  Tax refund loans .........................                700                  1,393                     --
 Consumer ..................................                 --                     53
                                                       --------               --------               --------
      Total charge-offs ....................                771                  6,110                  2,758
                                                       --------               --------               --------
Recoveries:
  Commercial and construction ..............                  9                  1,066                     20
  Short-term loans .........................                 --                     --                    223
  Tax refund loans .........................                 --                    334                     --
  Consumer .................................                 --                     --                     --
                                                       --------               --------               --------
      Total recoveries .....................                  9                  1,400                    243
                                                       --------               --------               --------
Net charge-offs ............................                762                  4,710                  2,515
                                                       --------               --------               --------
Provision for loan losses ..................                811                  6,764                  3,411
                                                       --------               --------               --------
   Balance at end of period ................           $  8,745               $  8,696               $  7,538
                                                       ========               ========               ========
   Average loans outstanding (1) ...........           $499,070               $470,237               $484,907
                                                       ========               ========               ========






As a percent of average loans (1):
   Net charge-offs (annualized) ............               0.61%                  1.00%                  2.08%

   Provision for loan losses
      (annualized) .........................               0.64%                  1.44%                  2.81%

   Allowance for loan losses ...............               1.75%                  1.85%                  1.55%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end ...........................               1.72%                  1.78%                  1.62%

   Total non-performing loans at period
      end ..................................              95.71%                101.00%                104.49%


(1) Includes nonaccruing loans

         Substantially all of the decrease in short-term loan charge-offs resulted from the participation of the vast majority of such loans to third parties, beginning in the third quarter of 2003. The reduction in tax refund loan charge-offs in first quarter 2004 compared to fullyear 2003, the more comparable period, reflected the addition of significant new controls and underwriting requirements for such loans.

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

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at March 31, 2004. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2004, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $477.7 million, $11.2 million and $18.6 million.

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

Item 1:  LEGAL PROCEEDINGS
                  None.

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

Item 3:  DEFAULTS UPON SENIOR SECURITIES
                  None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting or Republic First Bancorp, Inc. , to take action upon the reelection of two directors and the election of two new directors of the Company was held on April 27, 2004 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA., 19103, after written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 30 days prior thereto. As of the record date of said meeting of the shareholders, the number of shares then issued and outstanding was 6,533,238 shares of common stock, of which 6,533,238 were entitled to vote. A total of 5,651,402 shares were voted. No nominee received less than 98.2 % of the voted shares. Therefore, pursuant to such approval, the following directors were reelected to the Company:

                  Neal I. Rodin and Steven J. Shotz

            The following new directors were elected:

                  Barry L. Spevak and Lyle W. Hall, Jr.




Item 5:  OTHER INFORMATION

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

    **Incorporated by reference in the Company's Form 10-K, filed March 25, 2004

Reports on Form 8-K and 8-KA

Press release dated April 21, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Republic First Bancorp, Inc.




                            Harry D. Madonna
                            ----------------------
                            President and Chief Executive Officer




                            Paul Frenkiel
                            ----------------------
                            Executive Vice President and Chief Financial Officer

Dated: May 13, 2004