Form 10-Q
period 2004-06-30
REPUBLIC FIRST BANCORP INC
filed 2004-08-10
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2004

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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                 YES      ______                    NO       __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              6,759,710 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2004

                                  Page 1 of 38

                        Exhibit index appears on page 36

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                      3

Item 2:  Management's Discussion and Analysis of Financial                    15
         Condition and Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk           35

Item 4:  Controls and Procedures                                              35

Part II: Other Information

Item 1:  Legal Proceedings                                                    36

Item 2:  Changes in Securities and Use of Proceeds                            36

Item 3:  Defaults Upon Senior Securities                                      36

Item 4:  Submission of Matters to a Vote of Security Holders                  36

Item 5:  Other Information                                                    36

Item 6:  Exhibits, Reports on Form 8-K and Certifications                     36

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1: Financial Statements
----------------------------


                                                                                                                      Page Number
                                                                                                                      -----------


(1)   Consolidated Balance Sheets as of June 30, 2004, (unaudited) and December 31, 2003...........................          4

(2)   Consolidated Statements of Income for the three and six months ended
      June 30, 2004, and 2003(unaudited)...........................................................................          5

(3)   Consolidated Statements of Cash Flows for the six months ended
      June 30, 2004, and 2003(unaudited)...........................................................................          6

(4)   Notes to Consolidated Financial Statements...................................................................          7


                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    as of June 30, 2004 and December 31, 2003
                     dollars in thousands, except share data

(See notes to consolidated financial statements)
ASSETS:                                                                         June 30, 2004         December 31, 2003
                                                                               --------------         -----------------
                                                                                 (unaudited)
Cash and due from banks                                                          $  20,334                 $  28,103
Interest bearing deposits with banks                                                   582                     3,547
Federal funds sold and interest-bearing deposits with banks                         46,416                    38,952
                                                                                 ---------                 ---------
Total cash and cash equivalents                                                     67,332                    70,602

Other interest-earning restricted cash                                               3,510                     3,483
Investment securities available for sale, at fair value                             56,981                    61,686
Investment securities held to maturity at amortized cost
     (Fair value of $7,156 and $8,300, respectively)                                 7,131                     8,260

Loans receivable (net of allowance for loan losses of
     $8,327 and $8,696, respectively)                                              518,725                   479,523

Premises and equipment, net                                                          4,248                     4,412
Other real estate owned                                                                207                       207
Accrued interest receivable                                                          3,480                     3,710
Business owned life insurance                                                       11,981                    11,763
Other assets                                                                        12,664                    11,146
                                                                                 ---------                 ---------

Total Assets                                                                     $ 686,259                 $ 654,792
                                                                                 =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                    $  88,420                 $  82,311
Demand - interest-bearing                                                           53,975                    73,315
Money market and savings                                                           162,217                   110,389
Time under $100,000                                                                111,273                   102,508
Time $100,000 or more                                                               68,996                    85,082
                                                                                 ---------                 ---------
    Total Deposits                                                                 484,881                   453,605

Short-term borrowings                                                                                          2,852
FHLB Advances                                                                      125,000                   125,000
Subordinated Debt                                                                    6,186
Accrued interest payable                                                             2,422                     2,841
Other liabilities                                                                    8,299                     8,118
Corporation-obligated-mandatorily redeemable capital
     securities of subsidiary trust holding solely junior obligations
     of the corporation                                                               --                       6,000
                                                                                 ---------                 ---------

Total Liabilities                                                                  626,788                   598,416
                                                                                 ---------                 ---------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 6,759,710 as of
    June 30, 2004 and 6,697,660 as of December 31, 2003                                 68                        67
Additional paid in capital                                                          33,753                    33,396
Retained earnings                                                                   26,868                    23,674
Treasury stock at cost (175,172 shares)                                             (1,541)                   (1,541)
Accumulated other comprehensive income                                                 323                       780
                                                                                 ---------                 ---------
Total Shareholders' Equity                                                          59,471                    56,376
                                                                                 ---------                 ---------
Total Liabilities and Shareholders' Equity                                       $ 686,259                 $ 654,792
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



                                                        Three months ended        Six months ended
                                                               June 30                June 30
                                                               -------                -------
                                                          2004        2003       2004       2003
                                                         -------    -------    -------    -------
Interest income:
   Interest and fees on loans                            $ 7,861    $11,543    $16,343    $23,876
   Interest and dividend income on federal
       funds sold and other interest-earning balances        149        264        363        492
   Interest and dividends on investment securities           526        746      1,127      1,745
                                                         -------    -------    -------    -------
   Total interest income                                   8,536     12,553     17,833     26,113
                                                         -------    -------    -------    -------

Interest expense:
   Demand interest-bearing                                    84        128        173        247
   Money market and savings                                  520        481        936        913
   Time under $100,000                                       802      1,071      1,612      2,287
   Time $100,000 or more                                     488        532      1,108      1,184
   Other borrowed funds                                    2,035      2,048      4,076      4,089
                                                         -------    -------    -------    -------
   Total interest expense                                  3,929      4,260      7,905      8,720
                                                         -------    -------    -------    -------
Net interest income                                        4,607      8,293      9,928     17,393
Provision for loan losses                                     62      2,286        873      5,698
                                                         -------    -------    -------    -------
Net interest income after provision
     for loan losses                                       4,545      6,007      9,055     11,695
                                                         -------    -------    -------    -------

Non-interest income:
    Loan advisory and servicing fees                         152        109        244        295
    Service fees on deposit accounts                         475        332        914        652
    Tax refund products                                      295          1      1,174        373
    Short-term loan fee income                             1,637       --        2,847       --
    Other income                                             271         55        398         72
                                                         -------    -------    -------    -------
                                                           2,830        497      5,577      1,392
                                                         -------    -------    -------    -------
Non-interest expenses:
   Salaries and benefits                                   2,593      2,414      5,144      4,891
   Occupancy                                                 385        374        770        759
   Depreciation                                              295        302        724        597
   Legal                                                     285        271        550        511
   Advertising                                                39         46        107        118
   Other expenses                                          1,230      1,363      2,512      2,500
                                                         -------    -------    -------    -------
                                                           4,827      4,770      9,807      9,376
                                                         -------    -------    -------    -------

Income before income taxes                                 2,548      1,734      4,825      3,711
Provision for income taxes                                   865        583      1,631      1,267
                                                         -------    -------    -------    -------

Net income                                               $ 1,683    $ 1,151    $ 3,194    $ 2,444
                                                         =======    =======    =======    =======

Net income per share:

Basic                                                    $  0.26    $  0.18    $  0.49    $  0.38
                                                         =======    =======    =======    =======

Diluted                                                  $  0.24    $  0.17    $  0.46    $  0.37
                                                         =======    =======    =======    =======



                (See notes to consolidated financial statements)



                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                              Dollars in thousands
                                   (unaudited)


                                                                             For the six months
                                                                               ended June 30,
                                                                              2004          2003
                                                                           ---------     ---------
Cash flows from operating activities:
         Net income                                                        $   3,194     $   2,444
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                         873         5,698
               Depreciation                                                      724           597
               Amortization of premium on investment securities                  159           253
               Increase in value of business owned life insurance               (218)          (80)
               Increase in accrued interest receivable and other assets       (1,288)       (3,959)
               Increase in accrued expenses
                  and other liabilities                                          238         1,893
                                                                           ---------     ---------
         Net cash provided by operating activities                             3,682         6,846
                                                                           ---------     ---------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                                 --          (2,254)
               Available for sale                                             (6,500)       (1,520)
         Proceeds from principal receipts, calls and
           maturities of securities:
               Held to maturity                                                1,129         2,660
               Available for sale                                             10,237        33,799
         Net increase in loans                                               (40,015)       (6,971)
         Increase in other interest-earning restricted cash                      (27)         (324)
         Purchase of business owned life insurance                              --         (11,500)
         Premises and equipment expenditures                                    (560)         (413)
                                                                           ---------     ---------
         Net cash (used in) provided by investing activities                 (35,736)       13,477
                                                                           ---------     ---------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                             358           924
         Net increase in demand, money market and savings deposits            38,599        43,494
         Repayment of overnight borrowing                                     (2,852)
         Net decrease in time deposits                                        (7,321)      (36,879)
                                                                           ---------     ---------
         Net cash provided by financing activities                            28,784         7,539
                                                                           ---------     ---------
Increase (decrease) in cash and cash equivalents                              (3,270)       27,862
Cash and cash equivalents, beginning of period                                70,602        72,810
                                                                           ---------     ---------
Cash and cash equivalents, end of period                                   $  67,332     $ 100,672
                                                                           =========     =========
Supplemental disclosure:
         Interest paid                                                     $   8,324     $   9,128
                                                                           =========     =========
         Taxes paid                                                        $   1,800     $   1,950
                                                                           =========     =========




                (See notes to consolidated financial statements)

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization

      Republic First Bancorp, Inc. ("the Company") is a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It includes two wholly owned subsidiaries, Republic First Bank ("PA Bank"), a Pennsylvania state chartered bank and First Bank of Delaware ("DE Bank), a Delaware state chartered Bank, (together "the Banks"). The PA Bank offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties. The DE Bank is located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County Delaware. The DE Bank offers many of the same services and financial products as the PA Bank, and additionally offers nationally, short-term consumer loans and other products not offered by the PA Bank.

     The Company and the Banks encounter vigorous competition for market share from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

     The Company and the Banks are subject to regulation by certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.


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

     At June 30, 2004, there were approximately $2.1 million of short-term consumer loans outstanding, which were originated in Texas, California, Michigan, Arizona, and Ohio. Effective in the third quarter of 2003, the DE Bank began to sell a majority of these loans to independent third parties while retaining a portion of the interest income, which the DE Bank classifies as non-interest income. The Company evaluated these sales and determined that these transactions qualify as sales under FAS 140. These loans generally have principal amounts of $1,000 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed.

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

   At June 30, 2004, the Company had a stock-based employee compensation plan, The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).




                                                                           Stock Based Compensation

(dollar amounts in thousands)                                  Three months ended             Six months ended
                                                                    June 30,                      June 30,
                                                         ----------------------------   ----------------------------
                                                              2004           2003           2004            2003
                                                         -------------  -------------   ------------    ------------
Net income as reported                                         $1,683         $1,151        $ 3,194          $2,444

Less: Stock based compensation costs determined
under fair value method for all awards                              --           --             (54)           (102)
                                                         -------------  -------------   ------------    ------------
Net income, proforma                                           $1,683         $1,151         $3,140          $2,342
                                                         =============  =============   ============    ============

Earnings per common share-basic: As reported                   $ 0.26         $ 0.18         $ 0.49          $ 0.38
                                                         -------------  -------------   ------------    ------------
                                    Pro-forma                  $ 0.26         $ 0.18         $ 0.48          $ 0.37
                                                         -------------  -------------   ------------    ------------

Earnings per common share-diluted: As reported                 $ 0.24         $ 0.17         $ 0.46          $ 0.37
                                                         -------------  -------------   ------------    ------------
                                    Pro-forma                  $ 0.24         $ 0.17         $ 0.45          $ 0.35
                                                         -------------  -------------   ------------    ------------





         The Company granted 11,667 and 56,667 options during the six months ended June 30, 2004 and 2003, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yields of 0% for both periods; expected volatility of 34% for 2004 and 31% for 2003; risk-free interest rates of 3.15% and 4.0%, respectively and an expected life of 5.0 years for both periods.

         At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts).



Note 3:  Significant Accounting Pronouncements

Loan Commitments

         The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after June 30, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's financial statements.

New accounting pronouncement

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.



         Note 4:  Variable Interest Entities

         Management has determined that Republic First Capital Trust I ("RFCT"), utilized for the Company's $6,000,000 of pooled preferred securities issuance, qualifies as a variable interest entity under FIN 46, as revised RFCT issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. RFCT is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004.

         The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of June 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of June 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.



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

Segment information for the six and three month period ended June 30, 2004 and 2003, is as follows:



                                             As of and for the six months ended
June 30, 2004
(dollars in thousands)                                                                            Short-term
                                        Republic First   First Bank of        Tax Refund           Consumer
                                             Bank          Delaware             Products             loans             Total
                                     ---------------      ---------         --------------    ---------------      ------------
Net interest income                         $ 7,562          $ 714                $ 1,026            $   626           $ 9,928
Provision for loan losses                         -             60                    500                313               873
Non-interest income                           1,434            122                  1,174              2,847             5,577
Non-interest expenses                         7,334            610                    643              1,220             9,807
                                     ---------------      ---------         --------------    ---------------      ------------

Net income                                  $ 1,096          $ 113                $   698            $ 1,287           $ 3,194
                                     ===============      =========         ==============    ===============      ============

Selected Balance Sheet Accounts:

Total assets                                637,314         43,285                      -              5,660           686,259
Total loans                                 494,033         30,943                      -              2,076           527,052
Total deposits                              449,130         35,751                      -                  -           484,881

June 30, 2003
(dollars in thousands)                                                                          Short-term
                                        Republic First   First Bank of        Tax Refund          Consumer
                                             Bank          Delaware             Products           loans               Total
                                     ---------------      ---------         --------------    ---------------      ------------
Net interest income                         $ 7,752          $ 739                $ 1,191            $ 7,711           $17,393
Provision for loan losses                        60             61                  1,042              4,535             5,698
Non-interest income                             872            147                    373                  -             1,392
Non-interest expenses                         7,218            766                    400                992             9,376
                                     ---------------      ---------         --------------    ---------------      ------------

Net income                                  $   902          $  39                $    81            $ 1,422           $ 2,444
                                     ===============      =========         ==============    ===============      ============

Selected Balance Sheet Accounts:

Total assets                                594,181         56,907                      -              7,798           658,886
Total loans                                 432,839         32,584                      -                773           466,196
Total deposits                              423,782         39,135                      -                  -           462,917






                                        As of and for the three months ended
June 30, 2004
(dollars in thousands)                                                                           Short-term
                                    Republic First        First Bank of      Tax Refund           Consumer
                                         Bank              Delaware           Products             loans               Total
                                    ------------------- ---------------  ------------------- -------------------  -----------------
Net interest income                            $ 3,803           $ 361                $  30             $   413            $ 4,607
Provision for loan losses                            -              30                 (200)                232                 62
Non-interest income                                841              57                  295               1,637              2,830
Non-interest expenses                            3,659             310                  245                 613              4,827
                                    ------------------- ---------------  ------------------- -------------------  -----------------

Net income (loss)                              $   670           $  51                $ 167             $   795            $ 1,683
                                    =================== ===============  =================== ===================  =================

Selected Balance Sheet Accounts:

Total assets                                   637,314          43,285                    -               5,660            686,259
Total loans                                    494,033          30,943                    -               2,076            527,052
Total deposits                                 449,130          35,751                    -                   -            484,881

June 30, 2003
(dollars in thousands)                                                                           Short-term
                                    Republic First        First Bank of     Tax Refund           Consumer
                                         Bank              Delaware           Products             loans               Total
                                    ------------------- ---------------  ------------------- -------------------  -----------------
Net interest income                            $ 3,719           $ 375                $  37             $ 4,162            $ 8,293
Provision for loan losses                            -              30                   24               2,232              2,286
Non-interest income                                440              56                    1                   -                497
Non-interest expenses                            3,722             477                  141                 430              4,770
                                    ------------------- ---------------  ------------------- -------------------  -----------------

Net income (loss)                              $   302           $ (50)               $ (81)            $   980            $ 1,151
                                    =================== ===============  =================== ===================  =================

Selected Balance Sheet Accounts:

Total assets                                   594,181          56,907                    -               7,798            658,886
Total loans                                    432,839          32,584                    -                 773            466,196
Total deposits                                 423,782          39,135                    -                   -            462,917


Note 7:      Earnings Per Share:

         Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At June 30, 2004, and 2003, respectively, there were 0 and 35,840 of stock options, that were not included in the calculation of EPS because the option price is greater than the average market price for the period.

           The following table is a comparison of EPS for the three and six months ended June 30, 2004, and 2003.


                                               Three months ended June 30,                  Six months ended June 30,
                                              2004                    2003                2004                     2003
Net Income
                                      $1,683,000               $1,151,000             $3,194,000              $2,444,000
                                                     Per                     Per                     Per                       Per
                                       Shares       Share      Shares       Share      Shares       Share       Shares        Share
                                       ------       -----      ------       -----      ------       -----       ------        -----
Weighted average shares
For period                           6,541,682                6,476,159              6,535,885                 6,358,245
Basic EPS                                           $0.26                   $0.18                   $0.49                     $0.38
Add common stock equivalents
representing dilutive stock options    332,903                 294,980                 322,605                  264,820
                                       -------                 -------                 -------                  -------
Effect on basic EPS of dilutive CSE                $(0.02)                 $(0.01)                 $(0.03)                   $(0.01)
                                                   ------                  ------                  ------                    ------
Equals total weighted average
shares and CSE (diluted)             6,874,585                6,771,139              6,858,490                 6,623,065
                                     =========                =========              =========                 =========
Diluted EPS                                         $0.24                   $0.17                   $0.46                     $0.37
                                                    -----                   -----                   =====                     =====



  Note 8:    Comprehensive Income

                  The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.



(dollar amounts in thousands)                              Three months ended                        Six months ended
                                                                June 30,                                  June 30,
                                                    ---------------------------------        ----------------------------------
                                                         2004                 2003                2004                 2003
                                                    ------------         ------------        -------------        -------------
Net income                                              $ 1,683              $ 1,151              $ 3,194              $ 2,444

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
       Unrealized holding gains/(losses) during
       the period                                          (432)                (329)                (457)                (683)
                                                    ------------         ------------        -------------        -------------
Comprehensive income                                    $ 1,251                $ 822              $ 2,737              $ 1,761
                                                    ============         ============        =============        =============



  Note 9:    Stock Dividend

         On July 13, 2004, the Board of Directors declared a 10% stock dividend with a record date of August 5, 2004 and a payable date of August 24, 2004. The financial information and per share information in this report have not been adjusted to reflect the 10% stock dividend.



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

         Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", anticipate", "should", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q, filed by the Company in 2003 and 2002, and any Current Reports on Form 8-K filed by the Company, as well as other filings.



Financial Condition:

June 30, 2004, Compared to December  31, 2003

      Total assets increased $31.5 million to $686.3 million at June 30, 2004, versus $654.8 million at December 31, 2003. This net increase reflected higher federal funds and commercial loans.

Loans:

     The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. The Company's lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Total loans increased $38.9 million, to $527.1 million at June 30, 2004, versus $488.2 million at December 31, 2003. Substantially all of the increase resulted in the commercial and construction loan category. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The
Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10.3 million at June 30, 2004. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $6.8 million at June 30, 2004, was $46.4 million. The $6.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At June 30, 2004, the Company through the DE Bank had $2.1 million in short-term consumer loans outstanding versus $1.4 million at December 31, 2003. These loans have principal amounts of less than $1,000, and terms of approximately two weeks and at June 30, 2004, were originated in Michigan, Texas, Arizona, Ohio and California through a small number of marketers. The De Bank began making loans in Michigan in the second quarter of 2004.

     In April, 2004, the State of Georgia enacted Act No. 440. Effective May 1, 2004, Act No. 440 substantially increased the penalties under Georgia law for making payday loans prohibited by Georgia usury laws, and adopted a presumption that an agent assisting in such loans is the de facto lender if the agent receives a predominant economic interest in loan revenues. The DE Bank's marketing and servicing agent receives the predominant share of loan revenues. The DE Bank and its servicer, together with a number of other banks and servicers, have challenged Act No. 440 in the U. S. District Court for the Northern District of Georgia. The plaintiffs allege, among other things, that the Act conflicts with and is preempted by Section 27 of the Federal Deposit Insurance Act because it prevents FDIC insured state banks from lending at the (non-Georgia) rates of interest expressly authorized for state banks (but not other lenders) by Section 27. Prior to the effective date of Act No. 440, the DE Bank discontinued making short-term loans in Georgia.

Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $57.0 million at June 30, 2004, a decrease of $4.7 million or 7.62%, from year-end 2003. This decrease resulted primarily from prepayments on mortgage-backed securities. At June 30, 2004, and December 31, 2003, the portfolio had net unrealized gains of $514,000 and $1.2 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At June 30, 2004, securities held to maturity totaled $7.1 million, a decrease of $1.1 million, or 13.7% from $8.3 million at year-end 2003. At both dates, respective carrying values approximated market values.

     Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $3.3 million, to $67.3 million at June 30, 2004, from $70.6 million at December 31, 2003, reflecting lower due from bank balances which more than offset increase in federal funds sold.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At June 30, 2004, and December 31, 2003 the balance was $3.5 million.

     Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, decreased $164,000 to $4.2 million at June 30, 2004, from $4.4 million at December 31, 2003. The decrease reflected depreciation of equipment and software.

     Other Real Estate Owned:

     Other real estate owned mounted to $207,000 at June 30, 2004 and December 31, 2003.

     Business Owned Life Insurance:

     The balance of business owned life insurance amounted to $12.0 million at June 30, 2004 and $11.8 million at December 31,2003. The income earned on these policies is reflected in other income.

     Deposits:

     Deposits, which include non-interest and interest-bearing demand, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Period ended deposits increased by $31.3 million, or 6.9% to $484.9 million at June 30, 2004, from $453.6 million at December 31, 2003. Average core deposits (transaction accounts) increased 11.1%, or $30.0 million more than the prior year period to $299.4 million in the second quarter 2004. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which, in management's opinion, continue to leave some customers underserved. Period end time deposits decreased $7.3 million, or 3.90% to $180.3 million at June 30, 2004, versus $187.6 million at the prior year-end. The decrease reflected the increase in lower cost core deposits.

FHLB Borrowings:

     FHLB borrowings totaled $125.0 million at both June 30, 2004 and December 31, 2003. The Company's borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:

     Total shareholders' equity increased $3.1 million to $59.5 million at June 30, 2004, versus $56.4 million at December 31, 2003. This increase was primarily the result of year-to-date 2004 net income of $3.2 million.


Three Months Ended June 30, 2004 Compared to June 30, 2003
----------------------------------------------------------

Results of Operations:

Overview

     The Company's net income increased to $1.7 million or $0.24 per diluted share for the three months ended June 30, 2004, compared to $1.2 million, or $0.17 per diluted share for the comparable prior year period. The improvement reflected a $331,000 reduction in interest expense resulting primarily from lower rates paid on time deposits (certificates of deposit). It also reflected an increase in tax refund product revenue of approximately $294,000. Of the $4.0 million decrease in interest income, $3.9 million related to the participation of short-term consumer loans to third parties in 2004. Non-interest income increased $2.3 million of which $1.6 million is due to the classification of fees on short-term loans to non-interest income after such participation. The impact of the participation of short term loans was further offset by the reduction in short term loan related provision for loan losses expense, which decreased $2.0 million between the two periods. Interest margins were also impacted by prepayments in the residential real estate and mortgage-backed securities portfolios. Average commercial and construction loans increased 20.2% and average core deposits increased 11.1% in the second quarter of 2004, respectively, compared to the prior year comparable period. The increased net income resulted in a return on average assets and average equity of .98% and 11.47% respectively, in the second quarter of 2004 compared to 0.70% and 8.60% respectively for the comparable prior year period.

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




                                        For the three months ended                             For the three months ended
                                               June 30, 2004                                          June 30, 2003
                                ---------------------------------------------------    ---------------------------------------------
Interest-earning assets:
                                                         Interest                                           Interest
(Dollars in thousands)             Average               Income/        Yield/           Average             Income/       Yield/
                                   Balance               Expense         Rate            Balance             Expense        Rate
                                ------------------    ------------ -------------    -----------------  --------------  ------------
Federal funds sold
and other interest-
earning assets                             56,350             149         1.06%               84,876             264         1.25%
Securities                                 65,764             526         3.20%               67,323             746         4.43%
Loans receivable                          516,087           7,861         6.11%              463,733          11,543         9.98%
                                ------------------    ------------ -------------    -----------------  --------------  ------------
Total interest-earning assets             638,201           8,536         5.36%              615,932          12,553         8.17%

Other assets                               48,352                                             46,782
                                ------------------                                  -----------------

Total assets                            $ 686,553                                          $ 662,714
                                ==================                                  =================

Interest-bearing liabilities:
Demand-non interest
bearing                                  $ 96,227                                           $ 71,936
Demand interest-bearing                    56,511              84         0.60%               59,924             128         0.86%
Money market & savings                    146,703             520         1.42%              137,568             481         1.40%
Time deposits                             178,549           1,290         2.90%              195,706           1,603         3.29%
                                ------------------    ------------ -------------    -----------------  --------------  ------------
Total deposits                            477,990           1,894         1.59%              465,134           2,212         1.91%
Total interest-bearing
deposits                                  381,763           1,894         1.99%              393,198           2,212         2.26%
                                ------------------    ------------ -------------    -----------------  --------------  ------------

Other borrowings                          131,000           2,035         6.23%              131,033           2,048         6.27%
                                ------------------    ------------ -------------    -----------------  --------------  ------------

Total interest-bearing
liabilities                             $ 512,763         $ 3,929         3.07%              524,231           4,260         3.26%
                                ==================    ============ =============    =================  --------------  ------------
Total deposits and
other borrowings                          608,990           3,929         2.59%              596,167           4,260         2.87%
                                ------------------    ------------ -------------    -----------------  --------------  ------------

Noninterest-bearing
liabilites                                 17,335                                             12,876
Shareholders' equity                       60,228                                             53,671
                                ------------------                                  -----------------
Total liabilities and
shareholders' equity                    $ 686,553                                          $ 662,714
                                ==================                                  =================

Net interest income                                       $ 4,607                                            $ 8,293
                                                      ============                                     ==============
Net interest spread                                                       2.78%                                              5.31%
                                                                   =============                                       ============

Net interest margin                                                       2.90%                                              5.40%
                                                                   =============                                       ============
Net interest margin not including
short-term loan and tax refund products                                   2.63%                                              2.63%
                                                                   =============                                       ============



The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table


                           Three months ended June 30,
                                2004 versus 2003
                             (dollars in thousands)
                                Due to change in:


                                                        Volume                 Rate                Total
                                                     ----------------   ----------------    ----------------
Interest earned on:

          Federal funds sold                                $ (75)             $ (40)              $ (115)
          Securities                                          (12)              (208)                (220)
          Loans                                               798             (4,480)              (3,682)
----------------------------------------------------------------------------------------------------------
     Total interest-earning assets                            711             (4,728)              (4,017)

Interest expense of
      deposits
         Interest-bearing demand deposits                       4                 40                   44
         Money market and savings                             (32)                (7)                 (39)
         Time deposits                                        124                189                  313
----------------------------------------------------------------------------------------------------------
     Total deposit interest expense                            96                222                  318
         Other borrowings                                       1                 12                   13
----------------------------------------------------------------------------------------------------------
              Total interest expense                           97                234                  331
----------------------------------------------------------------------------------------------------------
Net interest income                                         $ 808           $ (4,494)            $ (3,686)
==========================================================================================================



     The Company's net interest margin decreased 250 basis points to 2.9% for the three months ended June 30, 2004, versus the prior year comparable period. The decline reflected the decision to participate a majority of the short-term loan outstandings to third parties beginning in the third quarter of 2003, thereby reducing interest income and increasing non-interest income. Fees on short-term consumer loans contributed approximately $423,000 to net interest income for the quarter ended June 30, 2004 and 27 basis points to the margin versus $4.3 million and 2.77% for the prior year comparable period. Excluding the impact of short-term loans and tax products, margins remained constant at 2.63% in the second quarter of 2004 and the prior year comparable period. Lower loan rates and the negative impact of the residential mortgage and mortgage-backed security prepayments, were partially offset by the impact of the 11.1% increase in average lower cost core deposits (transaction accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment. While management could replace significant amounts of security prepayments, it has deferred longer term security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 2.81% to 5.36% for the three months ended June 30, 2004, from 8.17% for the prior year comparable period due primarily to the participation of short-term loans which commenced in the third quarter of 2003. The average rate paid on interest-bearing liabilities decreased 19 basis points to 3.07% for the three months ended June 30, 2004, from 3.26% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

     The Company's net interest income decreased $3.7 million, or 44.4%, to $4.6 million for the three months ended June 30, 2004, from $8.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to lower rates on loans reflecting lower short-term loan income which was classified as non-interest income after the participation of such loans. Excluding the impact of short-term loans and tax products, the net interest margin increased by approximately $206,000 as increased volume offset lower yields. That increase reflected a $652,000 increase in commercial loan income, resulting from increased volume. Average interest-earning assets increased $22.2 million to $638.2 million versus $615.9 for prior year period.

     The Company's total interest income decreased $4.0 million, or 32.0%, to $8.5 million for the three months ended June 30, 2004, from $12.5 million for the prior year comparable period. Interest and fees on loans decreased $3.7 million to $7.9 million for the three months ended June 30, 2004, from $11.5 million for the prior year comparable period. This decline reflects a $3.9 million reduction in short term loan income. The yield on loans declined 3.87% to 6.11% primarily reflecting the reduced short-term loan fees. Interest and dividends on investment securities decreased $220,000 to $526,000 for the three months ended June 30, 2004, from $746,000 for the prior year comparable period. The average rate earned on investment securities declined 123 basis points to 3.20% as higher coupon mortgage backed securities prepaid more rapidly than lower coupons and were replaced with shorter term, lower rate securities and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold decreased $115,000, primarily as a result of lower average balances.

     The Company's total interest expense decreased $332,000, or 7.8%, to $3.9 million for the three months ended June 30, 2004, from $4.3 million for the prior year comparable period, primarily due to the lower rate environment. The Company repriced deposits to the lower rate environment, particularly certificates of deposit. Interest-bearing liabilities averaged $512.8 million for the three months ended June 30, 2004, versus $524.2 million for the prior year comparable period reflecting lower amounts of higher cost certificates of deposit. The average rate paid on interest-bearing liabilities decreased 19 basis points to 3.07% for the three months ended June 30, 2004, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

     Interest expense on time deposits (certificates of deposit) decreased $313,000, or 19.5%, to $1.3 million at June 30, 2004, from $1.6 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 39 basis points to 2.90%. In addition, average certificates of deposit outstanding decreased $17.2 million, or 8.8%, to $178.5 million, for the quarter ended June 30, 2004, from $195.7 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in lower cost core deposits.

     Interest  expense  on  other  borrowings,   primarily  FHLB  advances,  was
comparable in both periods, as were average balances and yields.



Provision for Loan Losses

     The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $2.2 million to $62,000 for the three months ended June 30, 2004, from $2.3 million for the prior year comparable period. This decrease based upon the Company's quarterly analysis primarily reflected a $2.0 million decrease in the provision for short term loans, as the majority of such loans were participated to third parties, beginning in the third quarter of 2003. The decrease also reflected the impact of $200,000 of recoveries of tax refund loans.

Non-Interest Income

     Total non-interest income increased $2.3 million to $2.8 million for the three months ended June 30, 2004, versus $497,000 for the prior year comparable period. Of the $2.3 million increase, $1.6 million resulted from the participation of most short term loans. In 2003, such loans were not participated, and fees were recognized as interest income. Tax refund product income increased by $294,000, primarily as a result of increases in the volume of such products. Service fees on deposit accounts also increased $143,000, primarily as a result of volume. Of the $216,000 increase in other income, approximately $108,000 resulted from income from business owned life insurance. The balance of the increase resulted from one time charges for special services to a bank customer.



Non-Interest Expenses

     Total non-interest expenses increased $57,000 to $4.8 million for the three months ended June 30, 2004, from $4.8 million for the prior year comparable period. Salaries and employee benefits increased $179,000 or 7.4%, to $2.6 million for the three months ended June 30, 2004, from $2.4 million for the prior year comparable period resulting primarily from additional incentive expense related to loan and deposit generation.

     Occupancy, depreciation, legal fees and advertising expense were all comparable in both periods.

     Other expenses decreased $133,000, or 9.8% to $1.2 million for the three months ended June 30, 2004, from $1.4 million for the prior year comparable period reflecting $111,000 in lower expenses associated with OREO properties and the absence of $200,000 in severance costs incurred in second quarter 2003. These items were partially offset by a $78,000 increase in state taxes, and lesser increases in several other categories.



     Provision for Income Taxes

     The provision for income taxes increased $282,000, to $865,000 for the three months ended June 30, 2004, from $583,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate increased to 33.9% from 33.6%.



Six Months Ended June 30, 2004 Compared to June 30, 2003
--------------------------------------------------------

Results of Operations:

Overview

     The Company's net income increased $750,000, or 30.7% to $3.2 million or $0.46 per diluted share for the six months ended June 30, 2004, compared to $2.4 million, or $0.37 per diluted share for the prior year comparable period. The improvement reflected an $815,000 reduction in interest expense resulting primarily from lower rates paid on time deposits (certificates of deposit). It also reflected an increase in tax refund product revenue of approximately $801,000.

     Of the $8.3 million decrease in interest income, $7.3 million related to the participation of short-term consumer loans to third parties in 2004. Non-interest income increased $4.2 million, of which $2.8 million due to the classification of fees on short-term loans which were participated beginning in the third quarter 2003. The impact of the participation of short-term loans was further offset by the reduction in short-term loan related provision expense, which decreased $4.2 million. Interest margins were also impacted by prepayments in the residential real estate and mortgage-backed securities portfolios. Average commercial and construction loans increased 17.3% and average core deposits increased 10.5% in the first six months of 2004, respectively, compared to the prior year comparable period. The increased net income resulted in a return on average assets and average equity of .92% and 11.03%, respectively, in the first six months of 2004 compared to ..74% and 9.26% for the comparable prior year period.



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



                                                 For the six months ended                         For the six months ended
                                                     June 30, 2004                                     June 30, 2003
                                    -------------------------------------------------    -------------------------------------------
                                                          Interest                                         Interest
                                       Average             Income/        Yield/           Average          Income/         Yield/
(Dollars in thousands)                 Balance             Expense         Rate            Balance          Expense          Rate
                                    ------------------  -------------- --------------    ----------------- ------------   ----------
Interest-earning assets:
Federal funds sold
and other interest-
earning assets                                 68,668             363          1.07%               76,512          492        1.30%
Securities                                     67,682           1,127          3.33%               76,158        1,745        4.58%
Loans receivable                              507,254          16,343          6.50%              474,606       23,876       10.14%
                                    ------------------  -------------- --------------    ----------------- ------------   ----------
Total interest-earning assets                 643,604          17,833          5.59%              627,276       26,113        8.38%

Other assets                                   48,461                                              40,469
                                    ------------------                                   -----------------

Total assets                                $ 692,065                                           $ 667,745
                                    ==================                                   =================

Interest-bearing liabilities:
Demand-non interest
bearing                                        97,191               -                              74,555            -
Demand interest-bearing                        57,536             173          0.61%               58,979          247        0.84%
Money market & savings                        136,398             936          1.38%              129,847          913        1.42%
Time deposits                                 199,014           2,720          2.76%              207,072        3,471        3.38%
                                    ------------------  -------------- --------------    ----------------- ------------   ----------
Total deposits                                490,139           3,829          1.58%              470,453        4,631        1.99%

Total interest-bearing
deposits                                      392,948           3,829          1.97%              395,898        4,631        2.36%
                                    ------------------  -------------- --------------    ----------------- ------------   ----------
Other borrowings                              132,041           4,076          6.23%              132,959        4,089        6.20%
                                    ------------------  -------------- --------------    ----------------- ------------   ----------

Total interest-bearing
liabilities                                 $ 524,989         $ 7,905          3.04%            $ 528,857      $ 8,720        3.33%
                                    ==================  ============== ==============    ================= ============   ==========

Total deposits and
other borrowings                              622,180           7,905          2.56%              603,412        8,720        2.91%
                                    ---------------------------------- --------------    ------------------------------   ----------

Noninterest-bearing
liabilites                                     12,156                                              11,105
Shareholders' equity                           57,729                                              53,228
                                    ------------------                                   -----------------
Total liabilities and
shareholders' equity                        $ 692,065                                           $ 667,745
                                    ==================                                   =================
Net interest income                                           $ 9,928                                         $ 17,393
                                                        ==============                                     ============

Net interest spread                                                            3.03%                                          5.47%
                                                                       ==============                                     ==========

Net interest margin                                                            3.11%                                          5.59%
                                                                       ==============                                     ==========
Net interest margin not including
short-term loan and tax refund products                                        2.61%                                          2.71%
                                                                       ==============                                     ==========


The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table



                            Six months ended June 30,
                                2004 versus 2003
                             (dollars in thousands)
                                Due to change in:


                                               Volume                 Rate               Total
                                          -----------------      ----------------      ----------
Interest earned on:

          Federal funds sold                   $ (42)                $ (87)              $ (129)
          Securities                            (141)                 (477)                (618)
          Loans                                1,052                (8,585)              (7,533)
------------------------------------------------------------------------------------------------
     Total interest-earning assets               869                (9,149)              (8,280)

Interest Expense of
      Deposits
         Interest-bearing demand deposits          4                    70                   74
         Money market and savings                (45)                   22                  (23)
         Time deposits                           110                   641                  751
------------------------------------------------------------------------------------------------
     Total deposit interest expense               69                   733                  802
         Other borrowed funds                     28                   (15)                  13
------------------------------------------------------------------------------------------------
              Total interest expense              97                   718                  815
------------------------------------------------------------------------------------------------
Net interest income                            $ 966              $ (8,431)            $ (7,465)
================================================================================================



      The Company's net interest margin decreased 248 basis points to 3.11% for year to date 2004, versus the prior year comparable period. The decline reflected the decision to participate a majority of the short-term loan outstandings to third parties beginning in the third quarter of 2003, thereby reducing interest income and increasing non-interest income. Fees on short-term consumer loans contributed approximately $650,000 to net interest income year to date 2004 and 20 basis points to the margin versus $8.0 million and 2.54% for the prior year comparable period. Excluding the impact of short-term loans and tax products, margins decreased to 2.61% year to date 2004 from 2.71% in the prior year comparable period. That decrease reflected lower loan rates and the negative impact of residential mortgage and mortgage-backed security prepayments, partially offset by the increases in average lower cost core deposits (transaction accounts), and the repricing of certificates of deposit and other deposits in the lower interest rate environment. While management could replace significant amounts of such security prepayments, it has deferred long term security purchases in light of the lower interest rate environment. A total of $125.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.20% mature beginning the third quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 2.79% to 5.59% year to date 2004, from 8.38% for the prior year comparable period due primarily to the participation of short-term loans which commenced in the third quarter of 2003. The average rate paid on interest-bearing liabilities decreased 29 basis points to 3.04% year to date 2004, from 3.33% in the prior year comparable period, as the Company repriced its deposits to the lower rate environment.

      The Company's net interest income decreased $7.5 million, or 42.9%, to $9.9 million for year to date 2004, from $17.4 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to lower rates earned on loans reflecting lower short-term loan income which was classified as non-interest income after the participation of such loans. Excluding the impact of short-term loans and tax products, the total net interest margins were relatively comparable between the two periods, as increased volume offset most of the impact of lower yields.

         The Company's total interest income decreased $8.3 million, or 31.7%, to $17.8 million year to date 2004, from $26.1 million for the prior year comparable period. Interest and fees on loans decreased $7.5 million to $16.3 million year to date 2004, from $23.9 million for the prior year comparable period. This decline reflects a $7.3 million reduction in short term loan income. The yield on loans declined 3.64% to 6.50% primarily reflecting the reduced short-term loan fees. Interest and dividends on investment securities decreased $618,000 to $1.1 million year to date 2004, from $1.7 million for the prior year comparable period. This decline reflected the $8.5 million, or 11.1%, decrease in average investment securities outstanding to $67.7 million year to date 2004 from $76.2 million for the prior year period. In addition, the average rate earned on investment securities declined 125 basis points to 3.33% as higher coupon mortgage backed securities prepaid more rapidly than lower coupons and were replaced with shorter term, lower rate securities and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold, and related average balances were comparable in both periods.

      The Company's total interest expense decreased $815,000, or 9.4%, to $7.9 million year to date 2004, from $8.7 million for the prior year comparable period, due to the lower rate environment. The Company repriced deposits to the lower rate environment, particularly certificates of deposit. The average rate paid on interest-bearing liabilities decreased 29 basis points to 3.04% year to date 2004, compared to the comparable prior year period, due primarily to the decrease in average rates paid on deposit products resulting from the lower interest rate environment.

      Interest expense on time deposits (certificates of deposit) decreased $751,000, or 21.63%, to $2.7 million year to date 2004, from $3.5 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 62 basis points to 2.76%. In addition, average certificates of deposit outstanding decreased $8.1 million, or 3.9%, to $199.0 million, year to date 2004, from $207.1 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in lower cost core deposits.

      Interest expense on other borrowings, primarily FHLB advances, was comparable in both periods.



Provision for Loan Losses

      The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The year to date 2004 provision for loan losses decreased $4.8 million to $873,000, from $5.7 million for the prior year comparable period. This decrease based upon the Company's quarterly analysis reflected a $4.2 million decrease in the provision for short-term loans, as the majority of such loans were participated to third parties, beginning in the third quarter of 2003. It also reflected the impact of $200,000 of recoveries on tax refund loans.



Non-Interest Income

       Total non-interest income increased $4.2 million to $5.6 million year to date 2004, versus $1.4 million for the prior year comparable period. Of the $4.2 million increase, $2.8 million resulted from the participation of short term loans. In 2003, such loans were not participated and fees were recognized as interest income. Tax refund product income increased by $801,000, primarily as a result of volume. Of the $326,000 increase in other income, approximately $218,000 resulted from income from business owned life insurance. The balance of the increase resulted primarily from one time charges for special services to a bank customer.



Non-Interest Expenses

      Total non-interest expenses increased $431,000, or 4.6% to $9.8 million year to date 2004, from $9.4 million for the prior year comparable period. Salaries and employee benefits increased $253,000 or 5.2%, to $5.2 million year to date 2004, from $4.9 million for the prior year comparable period. The increase resulted primarily from additional incentive expense related to loan and deposit generation.

      Occupancy, legal, advertising and other expense were comparable in both periods.

      Depreciation expense increased $127,000, or 21.3% to $724,000 year to date 2004, versus $597,000 for the prior year comparable period. Substantially all of the increase resulted from a write-off of software related to the tax refund products.



Provision for Income Taxes

      The provision for income taxes increased $364,000, or 28.7%, to $1.6 million year to date 2004, from $1.3 million for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 33.8% for year to date 2004, versus 34.1% for the prior year comparable period.



Commitments, Contingencies and Concentrations

      The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $130.4 million at June 30, 2004. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

      Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $125.9 million and $94.8 million and standby letters of credit of approximately $4.5 million and $4.0 million at June 30, 2004, and December 31, 2003, respectively.

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

        At June 30, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $161.2 million, which represented 30.6% of gross loans receivable at June 30, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



Regulatory Matters

       The following table presents the Company's capital regulatory ratios at June 30, 2004, and December 31, 2003:


                                                  Actual                 For Capital                    To be well
                                                                       Adequacy purposes           capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At June 30, 2004
     Total risk based capital
         Republic First Bank                 $59,216          12.34%        $38,390        8.00%      $47,988        10.00%
         First Bank of Delaware               10,253          28.19%          2,909        8.00%        3,637        10.00%
         Republic First Bancorp,              71,391          13.79%         41,406        8.00%          --           N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  53,205          11.09%         19,195        4.00%       28,798         6.00%
         First Bank of Delaware                9,788          26.92%          1,455        4.00%        2,182         6.00%
         Republic First Bancorp,              64,898          12.54%         20,703        4.00%          --          N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  53,205           8.39%         31,689        5.00%       31,689         5.00%
         First Bank of Delaware                9,788          19.60%          2,496        5.00%        2,496         5.00%
         Republic First Bancorp,              64,898           9.68%         33,533        5.00%          --          N/A
         Inc.



                                                   Actual                For Capital                      To be well
                                                                       Adequacy purposes            capitalized under FRB
                                                                                                      capital guidelines
                                         Amount       Ratio         Amount         Ratio       Amount         Ratio
                                      ------------- -----------   -----------    ----------  -----------    ----------
At December 31, 2003
    Total risk based capital

       Republic First Bank                 $57,417      12.57%       $36,534         8.00%       45,667        10.00%

       First Bank of Delaware                8,399      29.06%         2,312         8.00%        2,891        10.00%

       Republic First Bancorp, Inc.         67,436      13.92%        38,765         8.00%            -         N/A
    Tier one risk based capital

       Republic First Bank                  51,689      11.32%        18,267         4.00%       27,475         6.00%

       First Bank of Delaware                8,025      27.76%         1,156         4.00%        1,734         6.00%

       Republic First Bancorp, Inc.         61,346      12.66%        19,382         4.00%            -          N/A





    Tier one leveraged capital

       Republic First Bank                  51,689       8.77%        29,475         5.00%       29,475         5.00%

       First Bank of Delaware                8,025      16.55%         2,410         5.00%        2,410         5.00%

       Republic First Bancorp, Inc.         61,346       9.64%        31,817         5.00%            -           N/A



Dividends

The Company has not paid any cash dividends on its Common Stock.



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

      The Company's most liquid assets, consisting of cash due from banks, deposits with banks and federal fund sold, totaled $67.3 million at June 30, 2004, compared to $70.6 million at December 31, 2003, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At June 30, 2004, the Company estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2004. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.

      Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At June 30, 2004, the PA Bank had $51.3 million in unused lines of credit available under arrangements with the FHLB and correspondent banks compared to $67.0 million at December 31, 2003. These lines of credit enable the PA Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

      At June 30, 2004, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $130.4 million. Certificates of deposit scheduled to mature in one year totaled $100.4 million at June 30, 2004, and borrowings scheduled to mature within one year totaled $125.0 million. These borrowings, callable by the FHLB, will likely be replaced by borrowings at then current rates or a combination of borrowings and certificates of deposit. The Company anticipates that it will have sufficient funds available to meet its current commitments.

      The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The

PA Bank has established a line of credit from a correspondent bank to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million and was unused at June 30, 2004. The PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $166.3 million. As of June 30, 2004, and December 31, 2003, the PA Bank had borrowed $125.0 million under that line of credit. Securities also represent a primary source of liquidity for the Banks.
Accordingly, investment decisions generally reflect liquidity over other considerations.

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



Investment Securities Portfolio

      At June 30, 2004, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consist of US Government Agency securities and other investments. The book and market values of securities available for sale were $56.5 million and $57.0 million as of June 30, 2003, respectively. The net unrealized gain on securities available for sale as of that date was $514,000.



Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $10.3 million at June 30, 2004. Individual customers may have several loans often secured by different collateral. The aggregate amount of those relationships that exceeded $6.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at June 30, 2004, was $46.4 million.

     Total loans increased $38.9 million, to $527.1 million at June 30, 2004, from $488.2 million at December 31, 2003. Commercial and construction loans increased $41.5 million due to increased volume in the commercial real estate and commercial and industrial loan portfolios. This more than offset a decline in the residential real estate mortgage portfolio of $6.0 million which reflected prepayments in that portfolio resulting from the lower rate environment.

The following table sets forth the Company's gross loans by major categories for the periods indicated:



(dollars in thousands)                                      As of June 30, 2004                        As of December 31, 2003
                                                    --------------------------------------------------------------------------------
                                                    Balance                  % of Total             Balance            % of Total
                                                    --------------------------------------------------------------------------------
Commercial:
   Real estate secured                                 $ 336,705                63.9                $ 302,618             62.0
Construction and land development                        101,909                19.3                   88,850             18.2
   Non real estate secured                                52,670                10.0                   52,041             10.7
   Unsecured                                               7,421                 1.4                   13,688              2.7
                                                    ---------------------------------------------------------------------------
                                                         498,705                94.6                  457,197             93.6

Residential real estate                                    8,841                 1.7                   14,875              3.0
Consumer, short-term &  other                             19,506                 3.7                   16,147              3.4
                                                    ---------------------------------------------------------------------------
Total loans                                              527,052              100.0%                  488,219            100.0%

Less allowance for loan losses                            (8,327)                                      (8,696)
                                                    -------------                            -----------------

Net loans                                              $ 518,725                                    $ 479,523
                                                    =============                            =================






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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.


                                                      June 30,      December 31,
                                                        2004            2003
                                                  -----------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more            $ 860          $3,084
Non-accrual loans                                       6,403           5,527
                                                  -----------------------------
Total non-performing loans (1)                         $7,263          $8,611
Other real estate owned                                   207             207
                                                  -----------------------------
Total non-performing assets (2)                        $7,470          $8,818
                                                  =============================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                1.38%           1.76%
Non-performing assets as a percentage of total
   assets                                                1.08%           1.35%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

     Non accrual-loans increased $876,000, to $6.4 million at June 30, 2004, from $5.5 million at December 31, 2003. The increase resulted from the addition of several loans each with principal amounts of less than $200,000. Loans accruing, but past due 90 days or more decreased $2.2 million to $860,000 at June 30, 2004 from $3.1 million at December 31, 2003. That decrease reflected the sale and refinancing of a property collateralizing a $1.9 million loan balance included at December 31, 2003, to a new purchaser, after the loan was transferred to other real estate owned. The sale and subsequent refinance were arms length and the new loan was made in accordance with the Company's normal underwriting terms. The transaction is further detailed under "Other Real Estate Owned."

     Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2004, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

     The recorded investment in loans which are impaired totaled $6.4 million at June 30, 2004, and $5.5 million at December 31, 2003, and the amount of such valuation allowances were $901,000 and $1.4 million, respectively. The primary reason for the reduction was the disposition of the loan detailed under "Other Real Estate Owned". There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At June 30, 2004, and December 31, 2003, internally classified accruing substandard loans totaled approximately $7.6 million and $11.2 million respectively; and doubtful loans totaled approximately $1.1 million and $895,000 respectively. There were no loans classified as loss at those dates.

     The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at June 30, 2004 and December 31, 2003, in the aggregate principal amount of $811,000 and $2.6 million; and (ii) 60 to 89 days past due, at June 30, 2004 and December 31, 2003, in the aggregate principal amount of $143,000 and $2.1 million, respectively.

     At June 30, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $161.2 million, which represented 30.6% of gross loans receivable at June 30, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



Other Real Estate Owned:

     The balance of other real estate owned amounted to $207,000 at June 30, 2004 and December 31, 2003. Second quarter activity in other real estate owned included the addition of a $1.5 million property, related to a $1.9 million loan, which was sold during the quarter. Of the $1.5 million sales price, a total of approximately $300,000 was received in cash. The balance of $1.2 million was financed by the Company at prevailing rates and terms. Substantially all of the $427,000 difference between the $1.9 million loan and the $1.5 million transferred to OREO was fully reserved and was charged off during the quarter.

     At June 30, 2004, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.



     Allowance for Loan Losses

     An analysis of the Company's allowance for loan losses for the six months ended June 30, 2004, and 2003, and the twelve months ended December 31, 2003 is as follows:




                                             For the six months       For the twelve months       For the six months
                                                    ended                     ended                     ended
(dollars in thousands)                          June 30, 2004           December 31, 2003           June 30, 2003
                                            ----------------------    -----------------------   -----------------------
Balance at beginning of period...........                   $8,696                     $6,642                   $ 6,642
Charge-offs:
 Commercial and construction.............                      452                        365                         1
  Short-term loans...............                              301                      4,299                     4,153
  Tax refund loans...............                              700                      1,393                     1,393
 Consumer...............                                         -                         53                         -
                                            ----------------------    -----------------------   -----------------------
      Total charge-offs                                      1,453                      6,110                     5,547
                                            ----------------------    -----------------------   -----------------------
Recoveries:
  Commercial and construction.............                       8                      1,066                       750
  Tax refund loans...............                              200                        334                       333
  Consumer................................                       3                          -                         -
                                            ----------------------    -----------------------   -----------------------
      Total recoveries....................                     211                      1,400                     1,083
                                            ----------------------    -----------------------   -----------------------
Net charge-offs.....................                         1,242                      4,710                     4,464
                                            ----------------------    -----------------------   -----------------------
Provision for loan losses.................                     873                      6,764                     5,698
                                            ----------------------    -----------------------   -----------------------





   Balance at end of period...............                  $8,327                     $8,696                    $7,876
                                            ======================    =======================   =======================
   Average loans outstanding (1).......                   $507,254                   $470,237                  $474,606
                                            ======================    =======================   =======================

As a percent of average loans (1):
   Net charge-offs (annualized)...............                 .49%                      1.00%                     1.88%

   Provision for loan losses.................                  .17%                      1.44%                     1.20%

   Allowance for loan losses................                  1.64%                      1.85%                     1.66%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end..............................                1.58%                      1.78%                     1.69%

   Total non-performing loans at period
      end.....................................              114.65%                    101.00%                    95.26%

(1) Includes non accruing loans.




     On July 2, 2004, PA Bank was awarded a damage verdict in the amount of $4,439,000 against a Philadelphia law firm in connection with their improper representation of the PA Bank in a loan transaction which caused prior year losses for the Company. Prior to the entry of the verdict as a final judgment, there may be post-trial motions and appeals. The Company is unable to predict the amount of the judgment, if any, that would be received by the Bank until all post-trial motions and appeals have been resolved. In the event that the Company is successful in pursuing this verdict to final judgment, an unrelated loan participant would be entitled to 31.5%, and the Company 68.5% of the judgment, after deduction of the attorney's fees to achieve the final result.

     Substantially all of the decrease in short-term loan charge-offs resulted from the participation of the vast majority of such loans to third parties, beginning in the third quarter of 2003. The reduction in tax refund loan charge-offs in 2004 compared to 2003, reflected the addition of significant new controls and underwriting requirements for such loans.

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

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at June 30, 2004. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:



     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2004, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $498.7 million, $8.8 million and $19.5 million.



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

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

     The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K).

Exhibit No.
-----------

10       Material Contracts.- None

21       Subsidiaries of the Company
         Republic First Bank
         First Bank of Delaware

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

     Press release dated July 20, 2004.

     Other Events dated July 8, 2004

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

Dated: August 9, 2004