Form 10-Q
period 2004-09-30
REPUBLIC FIRST BANCORP INC
filed 2004-11-15
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004

                        Commission File Number: 000-17007

                          Republic First Bancorp, Inc.
                          ----------------------------
           (Exact name of business issuer as specified in its charter)

            Pennsylvania                               23-2486815
            ------------                               ----------
  (State or other jurisdiction of                     IRS Employer
   incorporation or organization)                 Identification Number

              1608 Walnut Street, Philadelphia, Pennsylvania 19103
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  215-735-4422
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
 -----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           YES        X                       NO
                                   -------                         -------

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                           YES                                NO      X
                                   -------                         --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              7,435,681 shares of Issuer's Common Stock, par value
        $0.01 per share, issued and outstanding as of September 30, 2004

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




                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:    Financial Statements
           --------------------                                                                                         Page Number
                                                                                                                       -------------

(1) Consolidated Balance Sheets as of September 30, 2004, (unaudited) and December 31, 2003........................          4

(2) Consolidated Statements of Income for the three and nine months ended
      September 30, 2004, and 2003 (unaudited).....................................................................          5

(3) Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2004, and 2003 (unaudited).....................................................................          6

(4) Notes to Consolidated Financial Statements.....................................................................          7


                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 as of September 30, 2004 and December 31, 2003
                    (dollars in thousands, except share data)





                                                                               September 30,     December 31,
ASSETS:                                                                            2004            2003
                                                                                 ---------      ---------
                                                                                (unaudited)
Cash and due from banks                                                          $  19,053      $  28,103
Interest bearing deposits with banks                                                 1,546          3,547
Federal funds sold and interest-bearing deposits with banks                         54,503         38,952
                                                                                 ---------      ---------
Total cash and cash equivalents                                                     75,102         70,602

Other interest-earning restricted cash                                               3,270          3,483
Investment securities available-for-sale, at fair value                             47,003         61,686
Investment securities held-to-maturity at amortized cost
     (Fair value of $7,102 and $8,300, respectively)                                 7,077          8,260

Loans receivable (net of allowance for loan losses of
     $8,338 and $8,696, respectively)                                              544,925        479,523

Premises and equipment, net                                                          4,502          4,412
Other real estate owned                                                                207            207
Accrued interest receivable                                                          3,751          3,710
Business owned life insurance                                                       12,085         11,763
Other assets                                                                        14,957         11,146
                                                                                 ---------      ---------

Total Assets                                                                     $ 712,879      $ 654,792
                                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                    $ 104,385      $  82,311
Demand - interest-bearing                                                           50,295         73,315
Money market and savings                                                           190,465        110,389
Time under $100,000                                                                106,447        102,508
Time $100,000 or more                                                               79,401         85,082
                                                                                 ---------      ---------
    Total Deposits                                                                 530,993        453,605

Short-term borrowings                                                                 --            2,852
FHLB Advances                                                                      100,000        125,000
Subordinated Debt                                                                    6,186           --
Accrued interest payable                                                             2,605          2,841
Other liabilities                                                                   10,458          8,118
Corporation-obligated-mandatorily redeemable capital
      securities of subsidiary trust holding solely junior
      obligations of the corporation                                                  --            6,000
                                                                                 ---------      ---------

Total Liabilities                                                                $ 650,242      $ 598,416
                                                                                 ---------      ---------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares authorized; shares issued 7,435,681 as of September 30, 2004
    and 7,367,426 as of  December 31, 2003                                              74             67
Additional paid in capital                                                          41,818         33,396
Retained earnings                                                                   21,854         23,674
Treasury stock at cost (175,172 shares)                                             (1,541)        (1,541)
Accumulated other comprehensive income                                                 432            780
                                                                                 ---------      ---------
Total Shareholders' Equity                                                          62,637         56,376
                                                                                 ---------      ---------
Total Liabilities and Shareholders' Equity                                       $ 712,879      $ 654,792
                                                                                 =========      =========
(See notes to consolidated financial statements)



                  Republic First Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2004 and 2003
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                           Three Months Ended       Nine Months Ended
                                                             September 30,             September 30,
                                                           2004          2003       2004         2003
                                                          -------      -------     -------     -------
Interest income:
   Interest and fees on loans                             $ 8,714      $ 7,339     $25,057     $31,215
   Interest and dividend income on federal
       funds sold and other interest-earning balances         161          243         524         735
   Interest and dividends on investment securities            502          586       1,629       2,331
                                                          -------      -------     -------     -------
   Total interest income                                    9,377        8,168      27,210      34,281
                                                          -------      -------     -------     -------

Interest expense:
   Demand interest-bearing                                     98          108         270         355
   Money market and savings                                   636          403       1,572       1,316
   Time under $100,000                                        742          976       2,354       3,263
   Time $100,000 or more                                      481          521       1,589       1,705
   Other borrowed funds                                     1,906        2,079       5,982       6,168
                                                          -------      -------     -------     -------
   Total interest expense                                   3,863        4,087      11,767      12,807
                                                          -------      -------     -------     -------
Net interest income                                         5,514        4,081      15,443      21,474
Provision (recovery) for loan losses                         (611)         647         263       6,345
                                                          -------      -------     -------     -------
Net interest income after provision
     for loan losses                                        6,125        3,434      15,180      15,129
                                                          -------      -------     -------     -------

Non-interest income:
    Loan advisory and servicing fees                          100          167         344         462
    Service fees on deposit accounts                          437          410       1,351       1,062
    Tax refund products                                      --             38       1,173         410
    Short-term loan fee income                              1,780        2,051       4,628       2,052
    Lawsuit damage award                                    1,337         --         1,337        --
    Other income                                              188          160       5,601         232
                                                          -------      -------     -------     -------
                                                            3,842        2,826      14,434       4,218
                                                          -------      -------     -------     -------
Non-interest expenses:
   Salaries and benefits                                    2,467        2,311       7,612       7,202
   Occupancy                                                  437          371       1,206       1,129
   Depreciation                                               299          304       1,023         901
   Legal                                                      352          249         902         759
   Advertising                                                 31           21         138         140
   Other expenses                                           1,760        1,165       4,272       3,666
                                                          -------      -------     -------     -------
                                                            5,346        4,421      15,153      13,797
                                                          -------      -------     -------     -------

Income before income taxes                                  4,621        1,839      14,461       5,550
Provision for income taxes                                  1,538          606       3,168       1,873
                                                          -------      -------     -------     -------

Net income                                                $ 3,083      $ 1,233     $11,293     $ 3,677
                                                          =======      =======     =======     =======

Net income per share:

Basic                                                     $  0.43      $  0.17     $  0.87     $  0.52
                                                          =======      =======     =======     =======

Diluted                                                   $  0.41      $  0.16     $  0.83     $  0.50
                                                          =======      =======     =======     =======





                (See notes to consolidated financial statements)



                  Republic First Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                              Dollars in thousands
                                   (unaudited)


                                                                             For the nine months
                                                                             ended September 30,
                                                                              2004          2003
                                                                            --------      --------
Cash flows from operating activities:
         Net income                                                         $  6,252      $  3,677
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                         263         6,345
               Depreciation                                                    1,023           901
               Amortization of premium on investment securities                  203           327
               Increase in value of business owned life insurance               (311)         (153)
               Increase in accrued interest receivable and other assets       (3,365)       (3,531)
               Increase in accrued expenses
                  and other liabilities                                        2,104         2,074
                                                                            --------      --------
         Net cash provided by operating activities                             6,169         9,640
                                                                            --------      --------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                                 --          (2,461)
               Available for sale                                             (7,500)       (5,554)
         Proceeds from principal receipts, calls and
            maturities of securities:
               Held to maturity                                                1,184         2,739
               Available for sale                                             20,960        49,428
         Net increase in loans                                               (65,307)      (12,342)
         Decrease in other interest earning restricted cash                      213           644
         Purchase of business owned life insurance                              --         (11,500)
         Premises and equipment expenditures                                  (1,113)         (721)
                                                                            --------      --------
         Net cash (used in) provided by investing activities                 (51,563)       20,233
                                                                            --------      --------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                             358           924
         Net increase in demand, money market and savings deposits            79,130        33,786
         Repayment of overnight borrowing                                     (2,852)         --
         Repayment of long-term borrowing                                    (25,000)         --
         Net decrease in time deposits                                        (1,742)      (42,474)
                                                                            --------      --------
         Net cash provided by (used in) financing activities                  49,894        (7,764)
                                                                            --------      --------
Increase in cash and cash equivalents                                          4,500        22,109
Cash and cash equivalents, beginning of period                                70,602        72,810
                                                                            --------      --------
Cash and cash equivalents, end of period                                    $ 75,102      $ 94,919
                                                                            ========      ========
Supplemental disclosure:
         Interest paid                                                      $ 12,005      $ 13,183
                                                                            ========      ========
         Taxes paid                                                         $  1,800      $  1,950
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

At September 30, 2004, there were approximately $2.1 million of short-term consumer loans outstanding, which were originated in Texas, California, Michigan, Arizona, and Ohio and in other states. Effective in the third quarter of 2003, the DE Bank began to sell a majority of these loans to independent third parties while retaining a portion of the interest income, which the DE Bank classifies as non-interest income. At September 30, 2004, the Company was servicing $21.2 million of short-term consumer loans it had sold. The Company evaluated these sales and determined that these transactions qualify as sales under FAS 140.

These loans generally have principal amounts of $1,500 or less and terms of approximately two weeks. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed.

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



                                                                    Stock Based Compensation

(dollar amounts in thousands)                            Three months ended           Nine months ended
                                                           September 30,                September 30,
                                                    ---------------------------  ---------------------------
                                                        2004            2003         2004            2003
                                                    ------------   ------------  ------------   ------------
Net income as reported                              $      3,083  $       1,233  $      6,252   $      3,677

Less: Stock based compensation costs determined
under fair value method for all awards                        --             --           (54)          (102)
                                                    ------------   ------------  ------------   ------------
Net income, proforma                                $      3,083  $       1,233  $      6,198   $      3,575
                                                    ============   ============  ============   ============

Earnings per common share-basic: As reported        $       0.43  $        0.173 $       0.87   $       0.52
                                                    ------------   ------------  ------------   ------------
                                    Pro-forma       $       0.43  $        0.173 $       0.86   $       0.51
                                                    ------------   ------------  ------------   ------------

Earnings per common share-diluted: As reported      $       0.41  $        0.16  $       0.83   $       0.50
                                                    ------------   ------------  ------------   ------------
                                    Pro-forma       $       0.41  $        0.16  $       0.82   $       0.48
                                                    ------------   ------------  ------------   ------------



The Company granted 11,667 and 56,667 options during the nine months ended September 30, 2004 and 2003, respectively. The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yields of 0% for both periods; expected volatility of 34% for 2004 and 31% for 2003; risk-free interest rates of 3.15% and 4.0%, respectively and an expected life of 5.0 years for both periods.

At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation ( in thousands, except per share amounts). On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Note 3:  Significant Accounting Pronouncements

Loan Commitments
The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after September 30, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's financial statements.

Other Than Temporary Impairment
In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of
Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1.
In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company is in the process of determining the impact that this EITF will have on its financial statements.


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

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of September 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

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


Note 6:  Segment Reporting

The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. The Company has four reportable segments: two community banking segments; tax refund products; and short-term consumer loans. The community banking segments are primarily comprised of the results of operations and financial condition of the Banks. Tax refund products are comprised of accelerated check refunds and refund anticipation loans offered by the DE Bank on a national basis to customers of Liberty Tax Services, an unaffiliated national tax preparation firm. Short-term consumer loans are loans made to customers offered by the DE Bank, with principal amounts of $1,500 or less and terms of approximately two weeks. These loans typically are made in states that are outside of the Company's normal market area through a small number of marketers and involve rates and fees significantly different from other loan products offered by either of the Banks.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Tax refund products and short-term consumer loans are evaluated based upon net income. Tax refund products and short-term consumer loans are provided to satisfy consumer demands while diversifying the Company's earnings stream.

Segment information for the nine and three month period ended September 30, 2004 and 2003, is as follows:






                                        As of and for the nine months ended
September 30, 2004
(dollars in thousands)                                                                               Short-term
                                        Republic First        First Bank of       Tax Refund          Consumer
                                             Bank               Delaware           Products            loans             Total
                                     ----------------------  ---------------  -------------------  --------------- -----------------
Net interest income                               $ 11,925          $ 1,174              $ 1,026          $ 1,318           $ 15,443
Provision (recovery) for loan losses                (1,363)              90                  500            1,036                263
Non-interest income                                  3,422              171                1,173            4,627              9,393
Non-interest expenses                               11,384            1,035                  763            1,971             15,153

Net income                                         $ 3,340            $ 143                $ 620          $ 2,149            $ 6,252
                                     ======================  ===============  ===================  =============== =================

Selected Balance Sheet Accounts:

Total assets                                       662,707           44,199                    -            5,973            712,879
Total loans                                        517,532           33,594                    -            2,137            553,263
Total deposits                                     495,515           35,478                    -                -            530,993

September 30, 2003
(dollars in thousands)                                                                               Short-term
                                        Republic First        First Bank of       Tax Refund          Consumer
                                             Bank               Delaware           Products            loans             Total
                                     ----------------------  ---------------  -------------------  --------------- -----------------
Net interest income                               $ 11,351          $ 1,146              $ 1,191          $ 7,786           $ 21,474
Provision for loan losses                               60               91                1,042            5,152              6,345
Non-interest income                                  1,559              198                  410            2,051              4,218
Non-interest expenses                               10,688            1,142                  545            1,422             13,797

Net income                                         $ 1,472             $ 73                  $ 9          $ 2,123            $ 3,677
                                     ======================  ===============  ===================  =============== =================

Selected Balance Sheet Accounts:

Total assets                                       594,353           42,705                    -            7,709            644,767
Total loans                                        440,611           30,183                    -              981            471,775
Total deposits                                     411,686           35,927                    -                -            447,613




                                                      As of and for the three months ended
September 30, 2004
(dollars in thousands)                                                                         Short-term
                                    Republic First        First Bank of       Tax Refund       Consumer
                                         Bank              Delaware            Products         loans              Total
                                    -------------------   -------------     ----------------- --------------- -----------------
Net interest income                            $ 4,501           $ 366                 $ -             $ 647           $ 5,514
Provision for (recovery) loan losses            (1,364)             30                     -             723              (611)
Non-interest income                              2,017              46                    (1)          1,780             3,842
Non-interest expenses                            4,284             332                   120             610             5,346
                                    -------------------   -------------     ----------------- --------------- -----------------

Net income (loss)                              $ 2,404            $ 17                 $ (78)          $ 740           $ 3,083
                                    ===================   =============     ================= =============== =================
Selected Balance Sheet Accounts:

Total assets                                   662,707          44,199                     -           5,973           712,879
Total loans                                    517,532          33,594                     -           2,137           553,263
Total deposits                                 495,515          35,478                     -               -           530,993

September 30, 2003
(dollars in thousands)                                                                         Short-term
                                    Republic First        First Bank of       Tax Refund       Consumer
                                         Bank              Delaware            Products         loans              Total
                                    -------------------   -------------     ----------------- --------------- -----------------
Net interest income                            $ 3,599           $ 407                     -            $ 75           $ 4,081
Provision for loan losses                            -              30                     -             617               647
Non-interest income                                687              51                    37           2,051             2,826
Non-interest expenses                            3,470             376                   145             430             4,421
                                    -------------------   -------------     ----------------- --------------- -----------------

Net income (loss)                                $ 563            $ 32                 $ (68)          $ 706           $ 1,233
                                    ===================   =============     ================= =============== =================
Selected Balance Sheet Accounts:

Total assets                                   594,353          42,705                     -           7,709           644,767
Total loans                                    440,611          30,183                     -             981           471,775
Total deposits                                 411,686          35,927                     -               -           447,613





Note 7: Earnings Per Share:

Earnings per share ("EPS") consists of two separate components; basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At September 30, 2004, and 2003, respectively, there were no stock options, that were not included in the calculation of EPS because the option price is greater than the average market price for the period.

The following table is a comparison of EPS for the three and nine months ended September 30, 2004, and 2003.




                                                Three months ended September 30,               Nine months ended September 30,
                                                2004                     2003                2004                        2003
Net Income
                                           $3,083,000             $1,233,000              $6,252,000            $3,677,000
                                                          Per                    Per                    Per                   Per
                                              Shares     Share     Shares        Share      Shares     Share       Shares    Share
                                            ---------    -----     ---------     -----      --------   -----      --------   -----
Weighted average shares
For period                                  7,242,662              7,141,540               7,207,203             7,043,226
Basic EPS                                                 $0.43                  $0.17                   $0.87               $0.52
                                              363,928                339,526                 340,104               307,376
                                            ---------              ---------                --------              --------
Add common stock equivalents representing
dilutive stock options
Effect on basic EPS of dilutive CSE                      $(0.02)                $(0.01)                 $(0.04)            $(0.02)
                                                         -------                -------                 -------            -------
Equals total weighted average
shares and CSE (diluted)                    7,606,590              7,481,066               7,547,307             7,350,602
                                            =========              =========                ========              ========

Diluted EPS                                               $0.41                  $0.16                   $0.83               $0.50
                                                         =======                =======                 =======            =======




Note 8: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.







(dollar amounts in thousands)                                           Three months ended                 Nine months ended
                                                                          September 30,                      September 30,
                                                                ------------------------------------  -----------------------------
                                                                     2004                2003            2004           2003
                                                                ----------------   -----------------  -------------- --------------
Net income                                                              $ 3,083             $ 1,233         $ 6,252        $ 3,677

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
        Unrealized holding gains/(losses)  during the period                110                (228)           (348)          (911)
                                                                ----------------   -----------------  -------------- --------------
Comprehensive income                                                    $ 3,193             $ 1,005         $ 5,904        $ 2,766
                                                                ================   =================  ============== ==============




Note 9: Stock Dividend

On July 13, 2004, the Board of Directors declared a 10% stock dividend with a record date of August 5, 2004 and a payable date of August 24, 2004. The financial information and per share information in this report have been adjusted to reflect the 10% stock dividend.

Note 10: Potential Spin-off

The Board of Directors of the Company is considering a potential spin-off of its Delaware subsidiary, First Bank of Delaware and, in connection therewith, requested a private letter ruling from the Internal Revenue Service. On October 27, 2004, the Company received a ruling from the Internal Revenue Service to the effect that, among other things, the distribution would be tax free for U.S. federal income tax purposes to the Company and its shareholders, and that neither the Company nor its shareholders would recognize income, gain or loss as a result of the distribution.

  Following the spin-off, First Bank of Delaware would be an independent public company. If the spin-off were to occur, it is contemplated that relative to their share ownership in the Company. Holders of the Company's common stock would continue to own their proportionate share of the Company. Subject to all necessary regulatory filings and approvals, satisfaction of customary closing conditions and approval by the Company's Board of Directors, the proposed spin-off is expected to be completed during the first quarter of 2005.

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


Financial Condition:

September 30, 2004 Compared to December  31, 2003

Total assets increased $58.1 million to $712.9 million at September 30, 2004, versus $654.8 million at December 31, 2003. This net increase reflected higher federal funds and commercial loan balances.

Loans:

The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. The Company's lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Total loans increased $65.0 million, to $553.3 million at September 30, 2004, versus $488.2 million at December 31, 2003. Substantially all of the increase resulted in the commercial and construction loan category. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10.3 million at September 30, 2004. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $6.8 million at September 30, 2004, was approximately $50.0 million. The $6.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At September 30, 2004, the Company through the DE Bank had $2.1 million in short-term consumer loans outstanding versus $1.4 million at December 31, 2003. At September 30, 2004, the Company was servicing $21.2 million of short-term consumer loans it had sold. These loans have principal amounts of less than $1,500, and terms of approximately two weeks and at September 30, 2004, were originated in Michigan, Texas, Arizona, Ohio and California through a small number of marketers. Also in the third quarter 2004, the DE Bank began making short-term consumer loans via the internet and phone in other selected states.

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

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $47.0 million at September 30, 2004, a decrease of $14.7 million or 23.8%, from year-end 2003. This decrease resulted primarily from prepayments on mortgage-backed securities. At September 30, 2004, and December 31, 2003, the portfolio had net unrealized gains of $655,000 and $1.2 million, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At September

30, 2004, securities held to maturity totaled $7.1 million, a decrease of $1.2 million, or 14.4% from $8.3 million at year-end 2003. At both dates, respective carrying values approximated market values.

Cash and Due From Banks:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $4.5 million, to $75.1 million at September 30, 2004, from $70.6 million at December 31, 2003, reflecting lower due from bank balances which were more than offset by an increase in federal funds sold.

Other Interest-Earning Restricted Cash:

Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At September 30, 2004 the balance was $3.3 million, a decrease of $200,000 from the December 31, 2003 balance of $3.5 million.

Fixed Assets:

Bank premises and equipment, net of accumulated depreciation, increased $90,000 to $4.5 million at September 30, 2004, from $4.4 million at December 31, 2003. The increase reflected purchases of new computer equipment offset by depreciation on existing assets.

Other Real Estate Owned:

Other real estate owned amounted to $207,000 at September 30, 2004 and December 31, 2003.

Business Owned Life Insurance:

The balance of business owned life insurance amounted to $12.1 million at September 30, 2004 and $11.8 million at December 31, 2003. The income earned on these policies is reflected in other income.

Other Assets:

Other assets at September 30, 2004 reflected a $2.7 million increase over the December 31, 2003 balance in currency utilized by armored car currency providers for a fee.

Deposits:

Deposits, which include non-interest and interest-bearing demand, money market, savings and time deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Period ended deposits increased by $77.4 million, or 17.1% to $531.0 million at September 30, 2004, from $453.6 million at December 31, 2003. Average core deposits (transaction accounts) increased 24.9%, or $64.7 million more than the prior year period to $324.4 million in the third quarter 2004. Deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market which, in management's opinion, continue to leave some customers underserved. Period end time deposits decreased $1.7 million, or .9% to $185.8 million at September 30, 2004, versus $187.6 million at the prior year-end.

FHLB Borrowings:

FHLB borrowings totaled $100.0 million at September 30, 2004 and $125.0 million at December 31, 2003. The Company's borrowings primarily mature in the fourth quarter of 2004 and first quarter of 2005.

Shareholders' Equity:

Total shareholders' equity increased $6.3 million to $62.6 million at September 30, 2004, versus $56.4 million at December 31, 2003. This increase was primarily the result of year-to-date 2004 net income of $6.2 million.


Three Months Ended September 30, 2004 Compared to September 30, 2003
--------------------------------------------------------------------

Results of Operations:

Overview

     The Company's net income increased to $3.1 million or $0.41 per diluted share for the three months ended September 30, 2004, compared to $1.2 million, or $0.16 per diluted share for the comparable prior year period. The improvement reflected a $611,000 net credit in the provision for loan losses in the third quarter of 2004, compared to expense of $647,000 in the comparable prior year period. That credit resulted from the recovery of a prior year charged-off loan. The recovery increased the reserve for loan losses such that it exceeded amounts required by the Company's reserve methodology. Additionally, as a result of litigation, $1.3 million was reflected in non-interest income, to reflect a court award of damages in excess of the original charge-off amount. The improvement also reflected a $224,000 reduction in interest expense resulting primarily from lower rates paid on time deposits (certificates of deposit) and growth in lower cost core deposits. The majority of the $1.2 million increase in interest income resulted from commercial loan growth. Average commercial and construction loans increased 20.2% and average core deposits increased 24.9% in the third quarter of 2004, respectively, compared to the prior year comparable period. The increased net income resulted in a return on average assets and average equity of 1.76% and 20.21% respectively, in the third quarter of 2004 compared to 0.75% and 8.94% respectively for the comparable prior year period.

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








                                               For the three months ended                      For the three months ended
                                                September 30, 2004                              September 30, 2003
                                ------------------------------------------------- ------------------------------------------------
Interest-earning assets:
                                                      Interest                                        Interest
(Dollars in thousands)             Average            Income/         Yield/        Average            Income/         Yield/
                                   Balance            Expense          Rate         Balance            Expense          Rate
                                ------------------ --------------- -------------- ----------------- --------------  --------------
Federal funds sold
and other interest-
earning assets                             43,913             161          1.45%            76,927            243           1.25%
Securities                                 58,723             502          3.39%            54,552            586           4.26%
Loans receivable                          535,942           8,714          6.45%           458,719          7,339           6.35%
                                ------------------ --------------- -------------- ----------------- --------------  --------------
Total interest-earning assets             638,578           9,377          5.83%           590,198          8,168           5.49%

Other assets                               60,688                                           57,736
                                ------------------                                -----------------

Total assets                            $ 699,266                                        $ 647,934
                                ==================                                =================

Interest-bearing liabilities:
Demand-non interest
bearing                                  $ 94,618                                         $ 71,029
Demand interest-bearing                    62,659              98          0.62%            59,463            108           0.72%
Money market & savings                    167,166             636          1.51%           129,265            403           1.24%
Time deposits                             178,595           1,223          2.72%           186,149          1,497           3.19%
                                ------------------ --------------- -------------- ----------------- --------------  --------------
Total deposits                            503,038           1,957          1.54%           445,906          2,008           1.79%
Total interest-bearing
deposits                                  408,420           1,957          1.99%           374,877          2,008           2.12%
                                ------------------ --------------- -------------- ----------------- --------------  --------------

Other borrowings                          120,648           1,906          6.27%           134,074          2,079           6.15%
                                ------------------ --------------- -------------- ----------------- --------------  --------------

Total interest-bearing
liabilities                             $ 529,068         $ 3,863          2.90%           508,951          4,087           3.19%
                                ================== =============== ============== ================= --------------  --------------
Total deposits and
other borrowings                          623,686           3,863          2.43%           579,980          4,087           2.80%
                                ------------------ --------------- -------------- ----------------- --------------  --------------

Noninterest-bearing
liabilites                                 14,590                                           13,227
Shareholders' equity                       60,990                                           54,727
                                ------------------                                -----------------
Total liabilities and
shareholders' equity                    $ 699,266                                        $ 647,934
                                ==================                                =================

Net interest income                                       $ 5,514                                         $ 4,081
                                                   ===============                                  ==============
Net interest spread                                                        3.38%                                            2.69%
                                                                   ==============                                   ==============

Net interest margin                                                        3.40%                                            2.74%
                                                                   ==============                                   ==============







The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table




                                            Three months ended September 30,
                                                    2004 versus 2003
                                                 (dollars in thousands)
                                                    Due to change in:

                                                Volume        Rate        Total
                                              --------     --------     --------
Interest earned on:

          Federal funds sold                  $  (121)     $    39      $   (82)
          Securities                               35         (119)         (84)
          Loans                                 1,256          119        1,375
--------------------------------------------------------------------------------
     Total interest-earning assets              1,170           39        1,209

Interest expense of
      deposits
         Interest-bearing demand deposits          (4)          14           10
         Money market and savings                (144)         (89)        (233)
         Time deposits                             52          222          274
--------------------------------------------------------------------------------
     Total deposit interest expense               (96)         147           51
         Other borrowings                         212          (39)         173
--------------------------------------------------------------------------------
              Total interest expense              116          108          224
--------------------------------------------------------------------------------
Net interest income                           $ 1,286      $   147      $ 1,433
================================================================================



The Company's net interest margin increased 66 basis points to 3.40% for the three months ended September 30, 2004, versus the prior year comparable period. Interest on short-term consumer loans contributed approximately $647,000 to net interest income for the quarter ended September 30, 2004 and 40 basis points to the margin versus $158,000 and 9 basis points for the prior year comparable period. Excluding the impact of short-term loans and tax products, margins increased 35 basis points in the third quarter of 2004 compared to the prior year comparable period. The increase reflected the impact of the 24.9% increase in average lower cost core deposits (transaction accounts), and the repricing of certificates of deposit to lower rates. Those factors more than offset the impact of residential mortgage loan and security prepayments. While management could replace significant amounts of security prepayments, it has deferred longer term security purchases in light of the lower interest rate environment. A total of $100.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.30% mature beginning the fourth quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets rose 0.34% to 5.83% for the three months ended September 30, 2004, from 5.50% for the prior year comparable period due primarily to the increased short term loan interest. The average rate paid on interest-bearing liabilities decreased 29 basis points to 2.90% for the three months ended September 30, 2004, from 3.19% in the prior year comparable period, as the Company repriced its certificates of deposit lower and lower cost core deposits increased.

The Company's net interest income increased $1.4 million, or 35.1%, to $5.5 million for the three months ended September 30, 2004, from $4.1 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of commercial and short-term consumer loans. Excluding the impact of short-term consumer loans and tax products, the net interest margin increased by approximately $944,000 as increased commercial loan volume more than offset the
impact  of  residential   mortgage  loan  and
security prepayments. Average interest-earning assets increased $48.4 million to $638.6 million versus $590.2 for the prior year period.

The Company's total interest income increased $1.2 million, or 14.8%, to $9.4 million for the three months ended September 30, 2004, from $8.2 million for the prior year comparable period. Interest and fees on loans increased $1.4 million to $8.7 million for the three months ended September 30, 2004, from $7.3 million for the prior year comparable period. The yield on loans increased 10 basis points to 6.45% reflecting the increased short-term loan interest. Interest and dividends on investment securities decreased $84,000 to $502,000 for the three months ended September 30, 2004, from $586,000 for the prior year comparable period. The average rate earned on investment securities declined 85 basis points to 3.39% as higher coupon mortgage backed securities prepaid more rapidly than lower coupons and were replaced with shorter term, lower rate securities and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold decreased $82,000, primarily as a result of lower average balances.

The Company's total interest expense decreased $224,000, or 5.5%, to $3.9 million for the three months ended September 30, 2004, from $4.1 million for the prior year comparable period, primarily due to the lower rate environment. The Company repriced certain deposits lower, particularly certificates of deposit. Interest-bearing liabilities averaged $529.1 million for the three months ended September 30, 2004, versus $509.0 million for the prior year comparable period reflecting lower amounts of higher cost borrowings and certificates of deposit. Those lower reductions were more than offset by increased balances in lower cost core deposits. The average rate paid on interest-bearing liabilities decreased 29 basis points to 2.90% for the three months ended September 30, 2004, due primarily to the increase in core deposits and lower rates on certificates of deposit (time deposits).

Interest expense on certificates of deposit decreased $274,000, or 18.3%, to $1.2 million at September 30, 2004, from $1.5 million for the prior year comparable period. This decline reflected lower rate certificates of deposit as the average rate declined 47 basis points to 2.72%. In addition, average certificates of deposit outstanding decreased $7.6 million, or 4.1%, to $178.6 million, for the quarter ended September 30, 2004, from $186.1 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in lower cost core deposits.

Interest expense on other borrowings, primarily FHLB advances, decreased $173,000 due to a reduction in average balances.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $1.3 million to ($611,000) for the three months ended September 30, 2004, from $647,000 for the prior year comparable period. The decrease reflects excess reserves for loan losses, resulting from a $1.4 million recovery credited to the reserve, representing the previously charged-off balance of the related loan. Partially offsetting the impact of that recovery on the reserve and provision, was a $400,000 additional provision for short-term consumer loans.

Non-Interest Income

Total non-interest income increased $1.0 million to $3.8 million for the three months ended September 30, 2004, versus $2.8 million for the prior year comparable period. The $1.0 million reflected a $1.3 million favorable judgment and related lawsuit damage award, received for damages previously incurred in connection with the charge-off recovery discussed under "Provision for Loan Losses".

Non-Interest Expenses

Total non-interest expenses increased $925,000 to $5.3 million for the three months ended September 30, 2004, from $4.4 million for the prior year comparable period. Salaries and employee benefits increased $156,000 or 6.75%, to $2.5 million for the three months ended September 30, 2004, from $2.3 million for the prior year comparable period reflecting increased commercial loan department related expenses to support related loan growth. Increases of approximately 3% resulted from average cost of living increases.

Occupancy expense increased $66,000 or 17.8% to $437,000 in 2004 reflecting the rental of additional space for the Company's main Philadelphia location, and other rent increase both of which totaled $26,000. The increase also reflected additional repairs and maintenance which amounted to $33,000. Legal fees increased $103,000 or 41.3% in 2004, reflecting increases related to the proposed spin-off of First Bank of Delaware. Depreciation and advertising expense were comparable in both periods.

Other expenses increased $595,000, or 51.1% to $1.8 million for the three months ended September 30, 2004, from $1.2 million for the prior year comparable period. Other expenses reflected a charge of $150,000 as a result of sales and use tax audit performed in third quarter 2004. It also reflected an $85,000 charge for expenses related to the proposed spin-off of the First Bank of Delaware, directors fees which increased $79,000, and correspondent bank service charges which increased $82,000 as a result of increased volume and price increases.

Provision for Income Taxes

The provision for income taxes increased $932,000, to $1.5 million for the three months ended September 30, 2004, from $606,000 for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate increased to 33.3% from 32.9%.

Nine Months Ended September 30, 2004 Compared to September 30, 2003
-------------------------------------------------------------------

Results of Operations:

Overview

The Company's net income increased $2.6 million or 70.0% to $6.3 million or $0.83 per diluted share for the nine months ended September 30, 2004, compared to $3.7 million, or $0.50 per diluted share for the prior year comparable period. The improvement reflected a $611,000 net credit in the provision for loan losses for the third quarter 2004. That credit resulted from the recovery of a prior year charged-off loan, which increased the reserve for loan losses such that it exceeded amounts required by the Company's reserve methodology. Additionally, as a result of related litigation, $1.3 million was reflected in miscellaneous income, to reflect a court award of damages in excess of the original charged-off amount. The improvement also reflected a $1.0 million reduction in interest expense resulting primarily from lower rates paid on time deposits (certificates of deposit) and increased balances of lower cost core deposits. It further reflected an increase in tax refund product revenue of approximately $763,000.

     The $7.1 million decrease in interest income resulted primarily because the Company began selling the majority of its short-term consumer loans in the third quarter 2003, when previously it had retained such loans. Related income was accounted for as interest prior to the sales, and non-interest income when loans were sold. Accordingly, non-interest income on short-term consumer loans increased $2.6 million. The impact of the participation of short-term loans was further offset by the reduction in short-term loan related provision expense, which decreased $4.1 million. Interest margins were also impacted by prepayments in the residential real estate and mortgage-backed securities portfolios.
Average commercial and construction loans increased 18.3% and average core deposits increased 13.9% in the first nine months of 2004, respectively, compared to the prior year comparable period. The increased net income resulted in a return on average assets and average equity of 1.20% and 13.83%, respectively, in the first nine months of 2004 compared to .74% and 9.26% for the comparable prior year period.

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





                                             For the nine months ended                          For the nine months ended
                                                 September 30, 2004                                 September 30, 2003
                                   ------------------------------------------------  ----------------------------------------------
                                                          Interest                                     Interest
                                        Average           Income/        Yield/         Average         Income/         Yield/
(Dollars in thousands)                  Balance           Expense         Rate          Balance         Expense          Rate
                                   ------------------   -------------  ------------  --------------   ------------   -------------
Interest-earning assets:
Federal funds sold
and other interest-
earning assets                              $ 60,353           $ 524         1.16%        $ 76,684          $ 735           1.28%
Securities                                    64,664           1,629         3.36%          68,877          2,331           4.51%
Loans receivable                             516,372          25,057         6.47%         468,853         31,215           8.88%
                                   ------------------   -------------  ------------  --------------   ------------   -------------
Total interest-earning assets                641,389          27,210         5.66%         614,414         34,281           7.44%

Other assets                                  52,142                                        44,210
                                   ------------------                                --------------

Total assets                               $ 693,531                                     $ 658,624
                                   ==================                                ==============

Interest-bearing liabilities:
Demand-non interest
bearing                                       95,659               -                        73,116              -
Demand interest-bearing                       59,256             270         0.61%          59,142            355           0.80%
Money market & savings                       143,765           1,572         1.46%         129,993          1,316           1.35%
Time deposits                                192,158           3,943         2.74%         200,979          4,968           3.30%
                                   ------------------   -------------  ------------  --------------   ------------   -------------
Total deposits                               490,838           5,785         1.57%         463,230          6,639           1.91%

Total interest-bearing
deposits                                     395,179           5,785         1.95%         390,114          6,639           2.27%
                                   ------------------   -------------  ------------  --------------   ------------   -------------
Other borrowings                             128,091           5,982         6.23%         133,316          6,168           6.17%
                                   ------------------   -------------  ------------  --------------   ------------   -------------

Total interest-bearing
liabilities                                $ 523,270        $ 11,767         3.00%       $ 523,430       $ 12,807           3.27%
                                   ==================   =============  ============  ==============   ============   =============

Total deposits and
other borrowings                             618,929          11,767         2.53%         596,546         12,807           2.87%
                                   ----------------------------------  ------------  -----------------------------   -------------

Noninterest-bearing
liabilites                                    14,335                                         8,978
Shareholders' equity                          60,267                                        53,100
                                   ------------------                                --------------
Total liabilities and
shareholders' equity                       $ 693,531                                     $ 658,624
                                   ==================                                ==============
Net interest income                                         $ 15,443                                     $ 21,474
                                                        =============                                 ============

Net interest spread                                                          3.13%                                          4.57%
                                                                       ============                                  =============

Net interest margin                                                          3.21%                                          4.66%
                                                                       ============                                  =============



The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.



Rate/Volume Table





                                                    Nine months ended September 30,
                                                           2004 versus 2003
                                                        (dollars in thousands)
                                                           Due to change in:

                                                  Volume           Rate             Total
                                            --------------     -------------        ------------
Interest earned on:

          Federal funds sold                     $  (191)         $    (20)            $   (211)
          Securities                                (106)             (596)                (702)
          Loans                                    2,306            (8,464)              (6,158)
------------------------------------------------------------------------------------------------
     Total interest-earning assets                 2,009            (9,080)              (7,071)

Interest Expense of
      Deposits
         Interest-bearing demand deposits              -                85                   86
         Money market and savings                   (151)             (105)                (256)
         Time deposits                               181               844                1,025
------------------------------------------------------------------------------------------------
     Total deposit interest expense                   30               824                  855
         Other borrowed funds                        454              (268)                 186
------------------------------------------------------------------------------------------------
              Total interest expense                 484               556                1,041
------------------------------------------------------------------------------------------------
Net interest income                              $ 2,494          $ (8,524)            $ (6,030)
------------------------------------------------------------------------------------------------


The Company's net interest margin decreased 145 basis points to 3.21% for year to date 2004, versus the prior year comparable period. The decline reflected the decision to participate a majority of the short-term loan outstandings to third parties beginning in the third quarter of 2003, thereby reducing interest income and increasing non-interest income. Interest on short-term consumer loans contributed approximately $1.3 million to net interest income year to date 2004 and 26 basis points to the margin versus $8.1 million and 1.76% in the prior year comparable period. Excluding the impact of short-term loans and tax products, margins increased to 2.71% year to date 2004 from 2.62% in the prior year comparable period. That increase reflected lower deposit rates and lower cost core deposit growth which more than offset the impact of residential mortgage and mortgage-backed security prepayments. While management could replace significant amounts of such prepayments, it has deferred long term security purchases in light of the lower interest rate environment. A total of $100.0 million of Federal Home loan Bank ("FHLB") advances which carry an average interest rate of 6.30% mature beginning the fourth quarter of 2004 through the first quarter of 2005. These advances would be repriceable to a significantly lower rate in the current interest rate environment. The average yield on interest-earning assets declined 1.78% to 5.66% year to date 2004, from 7.44% for the prior year comparable period due primarily to the participation of short-term loans which commenced in the third quarter of 2003. The average rate paid on interest-bearing liabilities decreased 27 basis points to 3.00% year to date 2004, from 3.27% in the prior year comparable period, as the Company repriced its deposits lower.

The Company's net interest income decreased $6.0 million, or 28.1%, to $15.4 million for year to date 2004, from $21.5 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to lower rates earned on loans reflecting lower short-term loan income which was classified as non-interest income after the participation of such loans. Excluding the impact of short-term loans and tax products, total net interest income increased by approximately $965,000 between the two periods, as increased commercial loan volume offset the impact of residential mortgage loan and security pre payments.

The Company's total interest income decreased $7.1 million, or 20.6%, to $27.2 million year to date 2004, from $34.3 million for the prior year comparable period. Interest and fees on loans decreased $6.2 million to $25.1 million year to date 2004, from $31.2 million for the prior year comparable period. This decline reflects a $6.8 million reduction in short term loan interest income. The yield on loans declined 2.41% to 6.47% primarily reflecting the reduced short-term loan fees. Interest and dividends on investment securities decreased $702,000 to $1.6 million year to date 2004, from $2.3 million for the prior year comparable period. This decline reflected the $4.2 million, or 6.1%, decrease in average investment securities outstanding to $64.6 million year to date 2004 from $68.9 million for the prior year period. In addition, the average rate earned on investment securities declined 115 basis points to 3.36% as higher coupon mortgage backed securities prepaid more rapidly than lower coupons and were replaced with shorter term, lower rate securities and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold, and related average balances were comparable in both periods.

The Company's total interest expense decreased $1.0 million or 8.1%, to $11.8 million year to date 2004, from $12.8 million for the prior year comparable period, due to the lower deposit rates. The Company repriced deposits to the lower rate environment, particularly certificates of deposit. The average rate paid on interest-bearing liabilities decreased 27 basis points to 3.00% year to date 2004, compared to the comparable prior year period, due primarily to the decrease in average rates paid on deposit products and increased balances of lower cost core deposits.

Interest expense on time deposits (certificates of deposit) decreased $1.0 million or 20.63%, to $3.9 million year to date 2004, from $5.0 million for the prior year comparable period. This decline reflected the lower interest rate environment as the average rate declined 56 basis points to 2.74%. In addition, average certificates of deposit outstanding decreased $8.8 million, or 4.4%, to $192.2 million, year to date 2004, from $201.0 million in the prior year comparable period, as higher cost time deposits matured and were not replaced due to the growth in lower cost core deposits.

Interest expense on other borrowings, primarily FHLB advances, was comparable in both periods.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The year to date 2004 provision for loan losses decreased $6.1 million to $263,000, from $6.3 million for the prior year comparable period. This decrease reflected a $4.1 million decrease in the provision for short-term loans, as the majority of such loans were sold to third parties, beginning in the third quarter of 2003. Finally, it reflected the impact of $200,000 of recoveries on tax refund loans. It also reflected the impact of the large recovery described in the "Provision for Loan Losses" in the three month comparison above.

Non-Interest Income

Total non-interest income increased $5.2 million to $9.4 million year to date 2004, versus $4.2 million for the prior year comparable period. Of the $4.2 million increase, $2.6 million resulted from the participation of short term loans. Prior to second quarter 2003, such loans were not participated and fees were recognized as interest income. Tax refund product income increased by $763,000, primarily as a result of volume. Approximately $1.3 million resulted from a lawsuit damage award related to a charged-off loan, for damages previously incurred.

Non-Interest Expenses

Total non-interest expenses increased $1.4 million, or 9.8% to $15.2 million year to date 2004, from $13.8 million for the prior year comparable period. Salaries and employee benefits increased $410,000 or 5.7%, to $7.6 million year to date 2004, from $7.2 million for the prior year comparable period. The increase resulted primarily from additional staff and incentive expense related to loan and deposit generation.

Occupancy expense increased $77,000, or 6.82%, for year to date 2004 compared to 2003. This increase reflected $28,000 for the rental of additional space for the Company's main Philadelphia location, and other rental increases. Additional repairs and maintenance amounted to $40,000.

Legal expense increased $143,000 or 18.8% for year to date 2004 compared to 2003. This increase resulted primarily from legal expense related to the proposed spin-off of First Bank of Delaware.

Advertising expense was comparable in both periods.

Depreciation expense increased $122,000, or 13.5%, to $1.0 million year to date 2004, versus $901,000 for the prior year comparable period. Substantially all of the increase resulted from a write-off of software related to the tax refund products.

Provision for Income Taxes

The provision for income taxes increased $1.3 million, or 69.1%, to $3.2 million year to date 2004, from $1.9 million for the prior year comparable period. This increase was primarily the result of the increase in pre-tax income. The effective tax rate was 33.6% for year to date 2004, versus 33.7% for the prior year comparable period.

Commitments, Contingencies and Concentrations

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $130.4 million at September 30, 2004. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $125.9 million and $94.8 million and standby letters of credit of approximately $4.5 million and $4.0 million at September 30, 2004, and December 31, 2003, respectively.

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

At September 30, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of approximately $165.0 million, which represented 29.8% of gross loans receivable at September 30, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Regulatory Matters

The following table presents the Company's capital regulatory ratios at September 30, 2004, and December 31, 2003:




December 31, 2003:

                                                                                                      To be well
                                                                                                      capitalized
                                                                             For Capital               under FRB
                                                   Actual                  Adequacy purposes       capital guidelines
                                           Amount           Ratio         Amount        Ratio      Amount       Ratio
                                        -------------    ------------  -------------  -----------  --------   ----------
Dollars in thousands
At September 30, 2004
     Total risk based capital
         Republic First Bank                 $62,044          12.34%        $40,209        8.00%   $50,262       10.00%
         First Bank of Delaware               10,784          27.98%          3,083        8.00%     3,854       10.00%
         Republic First Bancorp,              74,758          13.78%         43,414        8.00%         -        N/A
         Inc.
     Tier one risk based capital
         Republic First Bank                  55,752          11.09%         20,105        4.00%    30,157        6.00%
         First Bank of Delaware               10,292          26.70%          1,542        4.00%     2,313        6.00%
         Republic First Bancorp,              67,955          12.52%         21,707        4.00%         -        N/A
         Inc.
     Tier one leveraged capital
         Republic First Bank                  55,752           8.64%         32,254        5.00%    32,254        5.00%
         First Bank of Delaware               10,292          18.67%          2,757        5.00%     2,757        5.00%
         Republic First Bancorp,              67,955           9.71%         34,990        5.00%         -          N/A
          Inc.






                                                                                                      To be well
                                                                                                      capitalized
                                                                             For Capital               under FRB
                                                   Actual                  Adequacy purposes       capital guidelines
                                           Amount           Ratio         Amount        Ratio      Amount       Ratio
                                        -------------    ------------  -------------  -----------  --------   ----------
At December 31, 2003
    Total risk based capital

       Republic First Bank                 $57,417      12.57%       $36,534         8.00%       45,667        10.00%

       First Bank of Delaware                8,399      29.06%         2,312         8.00%        2,891        10.00%

       Republic First Bancorp, Inc.         67,436      13.92%        38,765         8.00%            -             -
    Tier one risk based capital

       Republic First Bank                  51,689      11.32%        18,267         4.00%       27,475         6.00%

       First Bank of Delaware                8,025      27.76%         1,156         4.00%        1,734         6.00%

       Republic First Bancorp, Inc.         61,346      12.66%        19,382         4.00%            -             -

    Tier one leveraged capital

       Republic First Bank                  51,689       8.77%        29,475         5.00%       29,475         5.00%

       First Bank of Delaware                8,025      16.55%         2,410         5.00%        2,410         5.00%

       Republic First Bancorp, Inc.         61,346       9.64%        31,817         5.00%            -             -







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

The Company's most liquid assets, consisting of cash due from banks, deposits with banks and federal fund sold, totaled $75.1 million at September 30, 2004, compared to $70.6 million at December 31, 2003, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At September 30, 2004, the Company estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2004. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the Federal Home Loan Bank System ("FHLB") to access the Banks' line of credit.

Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At September

30, 2004, the PA Bank had $51.3 million in unused lines of credit available under arrangements with the FHLB and correspondent banks compared to $67.0 million at December 31, 2003. These lines of credit enable the PA Bank to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At September 30, 2004, the Company had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $130.4 million. Certificates of deposit scheduled to mature in one year totaled $100.0 million at September 30, 2004, and borrowings scheduled to mature within one year totaled $125.0 million. These borrowings, callable by the FHLB, will likely be replaced by borrowings at then current rates or a combination of borrowings and certificates of deposit. The Company anticipates that it will have sufficient funds available to meet its current commitments.

The Banks target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit from a correspondent bank to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million and was unused at September 30, 2004. The PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $166.3 million. As of September 30, 2004, and December 31, 2003, the PA Bank had borrowed $100 million and $125.0 million, respectively, under that line of credit. Securities also represent a primary source of liquidity for the Banks. Accordingly, investment decisions generally reflect liquidity over other considerations.

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



Investment Securities Portfolio

At September 30, 2004, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available-for-sale and are intended to increase the flexibility of the Company's asset/liability management. Available-for-sale securities consist of US Government Agency securities and other investments. The book and market values of securities available-for-sale were $46.4 million and $47.0 million as of September 30,

2004, respectively. The net unrealized gain on securities available for sale as of that date was $655,000.

Loan Portfolio

The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks combined legal lending limit of $10.3 million at September 30, 2004. Individual customers may have several loans often secured by different collateral. The aggregate amount of those relationships that exceeded $6.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at September 30, 2004, was approximately $50.0 million.

Total loans increased $65.0 million, to $553.3 million at September 30, 2004, from $488.2 million at December 31, 2003. Substantially all of the growth was in commercial and construction loans. Commercial loans grew $49.5 million over that period, or an increase of 13.4%, while construction and land development loans grew $18.0 million, an increase of 20.4%.

The following table sets forth the Company's gross loans by major categories for the periods indicated:





(dollars in thousands)                             As of September 30, 2004                 As of December 31, 2003
                                             -------------------------------------------------------------------------------
                                             Balance              % of Total          Balance              % of Total
                                             -------------------------------------------------------------------------------
Commercial:
   Real estate secured                             $ 350,898              63.4                $ 302,618                62.0
   Construction and land development                 106,884              19.3                   88,850                18.2
   Non real estate secured                            59,638              10.8                   52,041                10.7
   Unsecured                                           7,270               1.3                   13,688                 2.7
                                             -------------------------------------------------------------------------------
                                                     524,690              94.8                  457,197                93.6

Residential real estate                                8,266               1.5                   14,875                 3.0
Consumer, short-term &  other                         20,307               3.7                   16,147                 3.4
                                             -------------------------------------------------------------------------------
Total loans                                          553,263            100.0%                  488,219              100.0%

Less allowance for loan losses                        (8,338)                                    (8,696)
                                             ----------------                         ------------------

Net loans                                          $ 544,925                                  $ 479,523
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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.





                                                     September 30,          December 31,
                                                         2004                   2003
                                                  --------------------------------------
(dollars in thousands)
Loans accruing, but past due 90 days or more             $   804                 $3,084
Non-accrual loans                                          6,841                  5,527
                                                  --------------------------------------
Total non-performing loans (1)                           $ 7,645                 $8,611
Other real estate owned                                      207                    207
                                                  --------------------------------------

Total non-performing assets (2)                          $ 7,852                 $8,818
                                                  ======================================


Non-performing loans as a percentage of total
   loans net of unearned
   Income                                                  1.38%                  1.76%
Non-performing assets as a percentage of total
   assets                                                  1.10%                  1.35%





(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans increased $1.7 million to $6.8 million at September 30, 2004, from $5.5 million at December 31, 2003. The increase resulted from the addition of several loans each with principal amounts of less than $200,000. Loans accruing, but past due 90 days or more decreased $2.3 million to $804,000 at September 30, 2004 from $3.1 million at December 31, 2003. That decrease reflected the sale and refinancing of a property collateralizing a $1.9 million loan balance included at

December 31, 2003, to a new purchaser, after the loan was transferred to other real estate owned. The sale and subsequent refinance were arms length and the new loan was made in accordance with the Company's normal underwriting terms.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2004, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $6.8 million at September 30, 2004, and $5.5 million at December 31, 2003, and the amount of related valuation allowances were $1.6 million and $1.4 million, respectively. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At September 30, 2004, and December 31, 2003, internally classified accruing substandard loans totaled approximately $4.7 million and $11.2 million respectively; and doubtful loans totaled approximately $1.1 million and $895,000 respectively. There were no loans classified as loss at those dates.

The Bank had delinquent loans as follows: (i) 30 to 59 days past due, at September 30, 2004 and December 31, 2003, in the aggregate principal amount of $1.7 million and $2.6 million; and (ii) 60 to 89 days past due, at September 30, 2004 and December 31, 2003, in the aggregate principal amount of $421,000 and $2.1 million, respectively.

At September 30, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of approximately $165 million, which represented $29.8 million of gross loans receivable at September 30, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



Other Real Estate Owned:

The balance of other real estate owned amounted to $207,000 at September 30, 2004 and December 31, 2003. Year to date activity in other real estate owned included the addition of a $1.5 million property, related to a $1.9 million loan, which was sold. Of the $1.5 million sales price, a total of approximately $300,000 was received in cash. The balance of $1.2 million was financed by the Company at prevailing rates and terms. Substantially all of the $427,000 difference between the $1.9 million loan and the $1.5 million transferred to OREO was fully reserved and was charged off. There was no activity in the third quarter.

At September 30, 2004, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

An analysis of the Company's allowance for loan losses for the six months ended September 30, 2004, and 2003, and the twelve months ended December 31, 2003 is as follows:






                                             For the nine months      For the twelve months      For the nine months
                                                    ended                     ended                     ended
(dollars in thousands)                       September 30, 2004         December 31, 2003         September 30, 2003
                                            ----------------------    -----------------------   -----------------------

Balance at beginning of period                      $  8,696                  $  6,642               $  6,642
Charge-offs:
 Commercial and construction                             454                       365                      1
  Short-term loans                                     1,040                     4,299                  4,218
  Tax refund loans                                       700                     1,393                  1,393
 Consumer                                               --                          53                   --
                                                    --------                  --------               --------

      Total charge-offs                                2,194                     6,110                  5,612
                                                    --------                  --------               --------
Recoveries:
  Commercial and construction                          1,369                     1,066
                                                                                                        1,023
  Tax refund loans                                       200                       334                    333
  Consumer                                              --
                                                                                     4                   --
                                                    --------                  --------               --------

      Total recoveries                                 1,573                     1,400                  1,356
                                                    --------                  --------               --------

Net charge-offs                                          621                     4,710                  4,256
                                                    --------                  --------               --------
Provision for loan losses                                263                     6,764                  6,345
                                                    --------                  --------               --------

   Balance at end of period                         $  8,338                  $  8,696               $  8,731
                                                    ========                  ========               ========

   Average loans outstanding (1)                    $516,372                  $470,237               $468,853
                                                    ========                  ========               ========


As a percent of average loans (1):
   Net charge-offs (annualized)                          .16%                     1.00%                  1.21%

   Provision for loan losses                             .05%                     1.44%                  1.35%

   Allowance for loan losses                            1.61%                     1.85%                  1.86%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end                                        1.50%                     1.78%                  1.85%

   Total non-performing loans at period
      end                                             109.06%                   101.00%                125.04%




(1) Includes non-accruing loans.

In the third quarter, the PA Bank received a recovery of $1.4 million on a previously charged-off commercial loan, as a result of litigation. The PA Bank also received $1.3 million for related damages, which were reflected under other income.

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at September 30, 2004. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

The Banks' management is unable to determine in what loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2004, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $524.7 million, $8.3 million and $20.3 million.



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





Part II  Other Information

Item 1:           LEGAL PROCEEDINGS
                  ------------------
                  None.

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



**Incorporated by reference in the Company's Form 10-K, filed March 13, 2003.



Reports on Form 8-K

         Press release dated October 5, 2004.

         Entry into a Material Definitive Agreement dated October 19, 2004
         Note: The Deferred Corporation Plan referenced in this 8-K, is attached to this form 10-Q.

         Other Events dated October 27, 2004

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

                                Republic First Bancorp, Inc.



                                Harry D. Madonna
                                ----------------
                                President and Chief Executive Officer



                                Paul Frenkiel
                                -------------
                                Executive Vice President and Chief Financial
                                Officer

Dated: November 12, 2004

                          REPUBLIC FIRST BANCORP, INC.

                           DEFERRED COMPENSATION PLAN


                         Effective as of January 1, 2005

                                Table of Contents

                                                                                                                Page
                                                                                                                ----


Loan Commitments.................................................................................................10


DEFINITIONS.......................................................................................................2

         "Account"................................................................................................2
         "Affiliated Company".....................................................................................2
         "Base Compensation"......................................................................................2
         "Cause"..................................................................................................2
         "Change in Control"......................................................................................3
         "Code"...................................................................................................3
         "Committee"..............................................................................................3
         "Company"................................................................................................3
         "Company Contribution"...................................................................................3
         "Company Contribution Participant "......................................................................3
         "Compensation"...........................................................................................3
         "Deferral Contribution"..................................................................................3
         "Deferral Contribution Participant"......................................................................3
         "Effective Date".........................................................................................3
         "ERISA"..................................................................................................3
         "Non-Employee Director"..................................................................................3
         "Participant"............................................................................................3
         "Participating Company"..................................................................................3
         "Plan"...................................................................................................4
         "Plan Year"..............................................................................................4
         "Termination of Employment"..............................................................................4

ADMINISTRATION AND ELIGIBILITY FOR PARTICIPATION..................................................................5

         Administration by the Committee..........................................................................5
         -------------------------------
         Powers and Duties of the Committee.......................................................................5
         ----------------------------------
         Eligibility for Participation............................................................................5
         -----------------------------
         Applicability of ERISA...................................................................................5
         ----------------------

CONTRIBUTIONS.....................................................................................................5

         Company Contribution.....................................................................................5
         --------------------
         Deferral Contribution....................................................................................5
         ---------------------
         Investment...............................................................................................5
         ----------

VESTING AND DISTRIBUTION..........................................................................................5

         Vesting of Units.........................................................................................6
         ----------------
         Distribution of Account Upon Termination of Employment...................................................6
         ------------------------------------------------------

AMENDMENT OR TERMINATION..........................................................................................6




         Amendment or Termination.................................................................................6
         ------------------------
         Effect of Amendment or Termination.......................................................................6
         ----------------------------------

GENERAL PROVISIONS................................................................................................6

         Participants' Rights Unsecured...........................................................................6
         ------------------------------
         No Guaranty of Benefits..................................................................................6
         -----------------------
         No Enlargement of Employee Rights........................................................................6
         ---------------------------------
         Spendthrift Provision....................................................................................6
         ---------------------
         Applicable Law...........................................................................................6
         --------------
         Designation of Beneficiary...............................................................................6
         --------------------------
         Incapacity of Recipient..................................................................................7
         -----------------------
         Limitations on Liability.................................................................................7
         ------------------------
         Claims Procedure.........................................................................................7
         ----------------
         Tax Liability............................................................................................7
         -------------
         Compliance with Securities Laws..........................................................................7
         -------------------------------
         USERRA.................................................................................................  7
         ------


                  WHEREAS, Republic First Bancorp, Inc. (the "Company") desires to adopt the Republic First Bancorp, Inc. Deferred Compensation Plan in order to promote the interests of the Company by providing certain senior executives, officers and non-employee directors on whose judgment, initiative and efforts the successful conduct of the business of the Company largely depends, and who are largely responsible for the management, growth and protection of the business of the Company, with deferred compensation based on the revenues of the Company;

                  NOW,  THEREFORE,  effective  as of January  1, 2005,  Republic
First Bancorp, Inc. establishes the Republic First Bancorp, Inc. Deferred Compensation Plan, as hereinafter set forth.


DEFINITIONS
         Wherever used herein the following terms shall have the meanings hereinafter set forth:

"Account" means, with respect to a Participant, the bookkeeping account maintained under the Plan in the Participant's name to which is credited Company Contributions, if any, and Deferral Contributions, if any, as adjusted to reflect the income, gains and losses credited with respect to such contributions and any distributions to the Participant.

"Affiliated Company" means a business entity, or predecessor of such entity, if any, which is a member of a controlled group of corporations, which includes the Company.

"Base Compensation" means, with respect to a Participant, the Participant's regular salary.

"Cause" means (a) breach of a fiduciary duty to the Company involving personal profit or which causes harm to the Company or any subsidiary, (b) conviction of a felony or willful violation of any banking law or regulation or an indictment or return of any information, or a conviction involving a crime of moral turpitude, (c) negligent performance of the Participant's duties that results in a material impairment of the Company's financial condition, (d) an order from any regulatory authority to terminate the Participant for breach of any law or regulations, or (e) a failure of the Participant to comply with a direct lawful written order of the Board of Directors of the Company.

"Change in Control" means the occurrence of any of the following: (a) any "person" (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner," directly or indirectly, of securities of the Company representing thirty (30%) percent or more of the combined voting power of the Company's then outstanding securities or (b) the Company becomes a subsidiary of another corporation or is merged or consolidated into another corporation or if substantially all of its assets shall have been sold to an unaffiliated party or parties unless thereafter (1) directors of the Company immediately prior thereto continue to constitute at least fifty (50%) percent of the directors of the surviving entity or purchaser or (2) the Company's securities continue to represent, or are converted into securities which represent, more than sixty-six and two thirds (66-2/3) percent of the combined voting power of the surviving entity or purchaser, or (c) fifty (50%) percent or more of the Board of Directors of the Company is comprised of persons who were not nominated by the Board of Directors of the Company for election as directors, or (d) the Board of Directors of the Company adopts a plan of complete liquidation by the Company.

"Code" means the Internal Revenue Code of 1986, as amended from time to time, and any regulations relating thereto.

"Committee" means the Compensation Committee of the Board of Directors of the Company.

"Company" means Republic First Bancorp, Inc., a Pennsylvania corporation, or any successor corporation or other entity resulting from a merger or consolidation into or with the Company.

"Company Contribution" means the amounts credited to a Participant's Account as determined under Section 3.1.

"Company Contribution Participant " means a senior executive of the Company or a Participating Company who has been designated by the Committee as eligible for participation in Company Contributions pursuant to Article II.

"Compensation" means, unless otherwise determined by the Committee with respect to a Participant, all cash amounts paid by the Company or a Participating Company to the Participant during a calendar year in respect of services performed during the year, including without limitation, Base Compensation, cash bonuses and directors' fees or which would have been paid, but for the election under this Plan.

"Deferral Contribution" means the amounts credited to a Participant's Account as determined under Section 3.2.

"Deferral Contribution Participant" means each Company Contribution Participant, each officer of the Company or a Participating Company and each Non-Employee Director.

"Effective Date" means January 1, 2005.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

"Non-Employee Director" means a member of the Board of Directors of the Company who is not also an employee of the Company.

"Participant" means each Company Contribution Participant and each Deferral Contribution Participant who has completed the election and enrollment forms provided by the Committee.

"Participating Company" means the Company and each Affiliated Company that has adopted Plan.

"Plan" means Republic First Bancorp, Inc. Deferred Compensation Plan, as set forth herein and as may be amended from time to time.

"Plan Year" means each calendar year beginning on or after the Effective Date.

"Termination of Employment" means, with respect to a Participant, the date the Participant ceases to be an employee of the Company and all affiliated companies, as determined by the Committee or, in the case of a Non-Employee Director, the date the Non-Employee Director ceases to be a voting member of the Board of Directors of the Company.

     Words in the masculine gender shall include the feminine and the singular shall include the plural, and vice versa, unless qualified by the context. Any headings used herein are included for ease of reference only and are not to be construed so as to alter the terms hereof.

ADMINISTRATION AND ELIGIBILITY FOR PARTICIPATION

Administration by the Committee. The Committee shall be responsible for the general operation and administration of the Plan and for carrying out the provisions of the Plan.

Powers and Duties of the Committee. The Committee shall administer the Plan in accordance with its terms and shall have all powers necessary to carry out the provisions of the Plan. The Committee shall interpret the Plan and shall determine all questions arising in the administration, interpretation, and application of the Plan, including but not limited to, questions of eligibility, determinations of Cause and the status and rights of employees, Non-Employee Directors, Participants and other persons. Any such determination by the Committee shall presumptively be conclusive and binding on all persons. The regularly kept records of the Company shall be conclusive and binding upon all persons with respect to the amount of a Participant's Compensation for a Plan Year. All rules and determinations of the Committee shall be uniformly and consistently applied with respect to all Participants in similar circumstances.

Eligibility for Participation. The Committee shall designate which senior executives of the Company shall participate in the Plan as Company Contribution Participants. Once a senior executive is designated as a Company Contribution Participant in the Plan for a particular Plan Year, he shall remain a Company Contribution Participant for purposes of Article III until the Committee decides otherwise and for all other purposes until his benefit hereunder is distributed in full. Any other individual shall become a Deferral Contribution Participant as of the day he attains the position of officer of the Company or Non-Employee Director and shall remain a Deferral Contribution Participant for purposes of
Article III until he ceases to hold such position and for all other purposes until his benefit hereunder is distributed in full.

Applicability of ERISA. The operation and interpretation of the Plan, including but not limited to, the designation of senior executives, officers and Non-Employee Directors as Participants, shall be consistent with the fact that the Plan is primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, as provided in Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.


CONTRIBUTIONS
                                                           Company Contribution.
                                                           ---------------------
With respect to each Plan Year, the Company will credit to each Company Contribution Participant's Account an amount equal to twenty (20) percent of the Company Contribution Participant's Base Compensation for the prior calendar year. For the first Plan Year, a Company Compensation Participant's 2004 Base Compensation shall be used to calculate the amount of the 2005 Company Contribution. Company Contributions shall be credited to a Company Contribution Participant's Account as soon as administratively practicable following the start of each Plan Year.

                                                          Deferral Contribution.
                                                          ----------------------
A Deferral Contribution Participant may elect to defer the receipt of up to 100% of the Compensation otherwise payable to the Deferral Contribution Participant with respect to a Plan Year by completing the election form provided by the Committee. The Company shall credit such amount to the Deferral Contribution Participant's Account.
The election by which a Deferral Contribution Participant elects to defer his Compensation shall be in writing, signed by the Participant, and delivered to the Committee prior to January 1 of the Plan Year to which the Compensation relates. In the case of the first year in which an individual becomes a Deferral Contribution Participant, such election may be made with respect to services to be performed subsequent to the election within thirty (30) days after the date the individual becomes a Deferral Contribution Participant.
Any such election shall be irrevocable with respect to the Compensation for a Plan Year after such Plan Year has commenced. Deferral Contributions shall be credited to a Deferral Contribution Participant's Account on a quarterly basis.

Investment. Amounts credited to a Participant's Account shall be credited with gains, losses and expenses as if they had been invested in the common stock of the Company.


VESTING AND DISTRIBUTION

                                                               Vesting of Units.
                                                               -----------------
Each Company Contribution credited to a Participant's Account under Section 3.1 shall become vested over three (3) years, with one-third (1/3) vesting at the end of each year after the Company Contribution is credited, during which the Participant is continuously employed by a Participating Company.
Amounts credited to a Participant's Account under Section 3.2 shall always be fully vested. Any unvested amounts shall become fully vested upon a Change in Control. Upon a Participant's Termination of Employment for any reason, all unvested amounts shall be forfeited.
Notwithstanding the foregoing, all amounts credited to a Participant's Account, whether vested or unvested, shall be forfeited upon the Participant's Termination of Employment for Cause.
                         Distribution of Account Upon Termination of Employment.
                         -------------------------------------------------------
Following a Participant's Termination of Employment for any reason, the Participant's vested Account shall be distributed in a single lump sum as soon as practicable. Notwithstanding the foregoing, the vested Account of a Participant who is a "key employee" as such term as defined in section 416(i) of the Code, without regard to paragraph (5) thereof, may not be distributed before the date which is six (6) months after the date of the Termination of Employment.

AMENDMENT OR TERMINATION
Amendment or Termination. The Company reserves the right to amend or terminate the Plan at any time and for any reason by action of the Committee.

Effect of Amendment or Termination. No amendment or termination of the Plan shall divest any Participant or beneficiary of the amounts credited to the Participant's Account, or of any rights to which the Participant would have been entitled if the Participant had a Termination of Employment immediately prior to the effective date of such amendment. Upon termination of the Plan, distribution of Participants' Accounts shall be made to Participants or their beneficiaries in the manner elected by such Participants, unless the Company determines to distribute all Accounts in some other manner.


GENERAL PROVISIONS
Participants' Rights Unsecured. The Plan at all times shall be entirely unfunded and no provision shall at any time be made with respect to segregating any assets of the Company for payment of any benefits hereunder. The right of a Participant or the Participant's beneficiary to receive a distribution of the Participant's Account hereunder shall be an unsecured claim against the general assets of the Company, and neither the Participant nor a beneficiary shall have any rights in or against any specific assets of the Company.

No Guaranty of Benefits. Nothing contained in the Plan shall constitute a guaranty by the Company, any Participating Company or any other person or entity that the assets of the Company or a Participating Company will be sufficient to pay any benefit hereunder. No Participant or other person shall have any right to receive a benefit or a distribution of Accounts under the Plan except in accordance with the terms of the Plan.

No Enlargement of Employee Rights. Establishment of the Plan shall not be construed to give any Participant the right to be retained in the service of a Participating Company.

Spendthrift Provision. No interest of any person or entity in, or right to receive a distribution under, the Plan shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind; nor may such interest or right to receive a distribution be taken, either voluntarily or involuntarily for the satisfaction of the debts of, or other obligations or claims against, such person or entity, including claims for alimony, support, separate maintenance and claims in bankruptcy proceedings.

Applicable Law. The Plan shall be construed and administered under the laws of the Commonwealth of Pennsylvania except to the extent preempted by federal law.

Designation of Beneficiary. A Participant may designate, in the form and manner approved by the Committee, a beneficiary or beneficiaries to receive the benefits payable after the Participant's death under Section 4.1.

Incapacity of Recipient. Subject to applicable state law, if any person entitled to a payment under the Plan is deemed by the Committee to be incapable of personally receiving and giving a valid receipt for such payment, then the Committee may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Company and the Plan.

Limitations on Liability. Notwithstanding any other provision of the Plan, none of the Company, any Participating Company any member of the Committee, any individual acting as an employee or agent of the Company, any Participating Company or the Committee, shall be liable to any Participant, former Participant or any beneficiary or other person for any claim, loss, liability or expense incurred in connection with the Plan.

Claims Procedure. In the event that a Participant's claim for benefits under the Plan is denied in whole or in part by the Committee, the Committee will notify the Participant (or beneficiary) of the denial. Such notification will be made in writing, within 90 days of the date the claim is received by the Committee. The notification will comply with applicable Department of Labor regulations.

         The Participant (or beneficiary) has 60 days from the date he receives notice of a claim denial to file a written request for review of the denial with the Committee. The Committee will review the claim denial and inform the Participant (or beneficiary) in writing of its decision within 60 days of the date the claim review request is received by the Committee. Such notification will comply with applicable Department of Labor regulations. This decision will be final.

Tax Liability. The Company or Participating Company may withhold from any payment of benefits hereunder any taxes required to be withheld and such sum as such employer may reasonably estimate to be necessary to cover any taxes for which the Company or Participating Company may be liable and which may be assessed with regard to such payment.

Compliance with Securities Laws. The Committee shall have the power to make the crediting of amounts and deferral of Compensation under the Plan subject to such conditions as it deems necessary or appropriate to comply with the then-existing requirements of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended, or any applicable laws governing the offering and sale of securities in any other jurisdiction.

USERRA.   Notwithstanding   any   provision   of  the  Plan  to  the   contrary,
contributions, benefits and service credit with respect to "qualified military service" will be provided in accordance with section 414(u) of the Code.


                             REPUBLIC FIRST BANCORP, INC.


                             By
                               -------------------------------------------------

                             Date
                                 -----------------------------------------------