Form 10-Q/A
period 2004-09-30
REPUBLIC FIRST BANCORP INC
filed 2005-01-18
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004

                        Commission File Number: 000-17007

                          Republic First Bancorp, Inc.
           (Exact name of business issuer as specified in its charter)

                Pennsylvania                            23-2486815
                ------------                            ----------
       (State or other jurisdiction of                  IRS Employer
        incorporation or organization)              Identification Number

       1608 Walnut Street, Philadelphia, Pennsylvania        19103
       ----------------------------------------------      ----------
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

                      YES                                NO       __X__
                              -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              7,435,681 shares of Issuer's Common Stock, par value
        $0.01 per share, issued and outstanding as of September 30, 2004

Explanatory Note:

 Form 10Q/A for the Quarterly period ended September 30, 2004

The purpose for filing this report on Form 10-Q/A is to correct a typographical error in other income in the Consolidated Statement of Income for the Nine Months Ended September 30, 2004 carried through that statement. The correction is reflected in the attached financial statements. All information for the quarterly period ended September 30, 2004 is correct as originally filed. All tables, earnings per share and management discussion and analysis for the nine-month period ended September 30, 2004 are also correct as originally filed. The company's press release dated October 25 , 2004 announcing results of operations for the quarter ended September 30 , 2004 contained the correct numbers.




                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1:           Financial Statements
                  --------------------
                                                                                              Page Number
                                                                                              -----------
(1)   Consolidated Balance Sheets as of September 30, 2004,
      (unaudited) and December 31, 2003 .................................................          4

(2)   Consolidated Statements of Income for the three and nine months ended
      September 30, 2004, and 2003 (unaudited)...........................................          5

(3)   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2004, and 2003 (unaudited)...........................................          6

(4)   Notes to Consolidated Financial Statements.........................................          7





                  Republic First Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 as of September 30, 2004 and December 31, 2003
                    (dollars in thousands, except share data)


ASSETS:                                                                      September 30, 2004     December 31, 2003
                                                                             ------------------     -----------------
                                                                               (unaudited)

Cash and due from banks                                                        $  19,053              $  28,103
Interest bearing deposits with banks                                               1,546                  3,547
Federal funds sold and interest-bearing deposits with banks                       54,503                 38,952
                                                                               ---------              ---------
Total cash and cash equivalents                                                   75,102                 70,602

Other interest-earning restricted cash                                             3,270                  3,483
Investment securities available-for-sale, at fair value                           47,003                 61,686
Investment securities held-to-maturity at amortized cost
     (Fair value of $7,102 and $8,300, respectively)                               7,077                  8,260

Loans receivable (net of allowance for loan losses of
     $8,338 and $8,696, respectively)                                            544,925                479,523

Premises and equipment, net                                                        4,502                  4,412
Other real estate owned                                                              207                    207
Accrued interest receivable                                                        3,751                  3,710
Business owned life insurance                                                     12,085                 11,763
Other assets                                                                      14,957                 11,146
                                                                               ---------              ---------

Total Assets                                                                   $ 712,879              $ 654,792
                                                                               =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                                  $ 104,385              $  82,311
Demand - interest-bearing                                                         50,295                 73,315
Money market and savings                                                         190,465                110,389
Time under $100,000                                                              106,447                102,508
Time $100,000 or more                                                             79,401                 85,082
                                                                               ---------              ---------
    Total Deposits                                                               530,993                453,605

Short-term borrowings                                                               --                    2,852
FHLB Advances                                                                    100,000                125,000
Subordinated Debt                                                                  6,186                   --
Accrued interest payable                                                           2,605                  2,841
Other liabilities                                                                 10,458                  8,118
Corporation-obligated-mandatorily redeemable capital
 securities of subsidiary trust holding solely junior
 obligations of the corporation                                                     --                    6,000
                                                                               ---------              ---------

Total Liabilities                                                              $ 650,242              $ 598,416
                                                                               ---------              ---------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares authorized; shares issued 7,435,681 as of September 30, 2004
    and 7,367,426 as of  December 31, 2003                                            74                     67
Additional paid in capital                                                        41,818                 33,396
Retained earnings                                                                 21,854                 23,674
Treasury stock at cost (175,172 shares)                                           (1,541)                (1,541)
Accumulated other comprehensive income                                               432                    780
                                                                               ---------              ---------
Total Shareholders' Equity                                                        62,637                 56,376
                                                                               ---------              ---------
Total Liabilities and Shareholders' Equity                                     $ 712,879              $ 654,792
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
                                   (unaudited)





                                                        Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                         2004        2003        2004      2003
                                                        -------    -------     -------   -------
Interest income:
   Interest and fees on loans                           $ 8,714    $ 7,339     $25,057   $31,215
   Interest and dividend income on federal
       funds sold and other interest-earning balances       161        243         524       735
   Interest and dividends on investment securities          502        586       1,629     2,331
                                                        -------    -------     -------   -------
   Total interest income                                  9,377      8,168      27,210    34,281
                                                        -------    -------     -------   -------

Interest expense:
   Demand interest-bearing                                   98        108         270       355
   Money market and savings                                 636        403       1,572     1,316
   Time under $100,000                                      742        976       2,354     3,263
   Time $100,000 or more                                    481        521       1,589     1,705
   Other borrowed funds                                   1,906      2,079       5,982     6,168
                                                        -------    -------     -------   -------
   Total interest expense                                 3,863      4,087      11,767    12,807
                                                        -------    -------     -------   -------
Net interest income                                       5,514      4,081      15,443    21,474
Provision (recovery) for loan losses                       (611)       647         263     6,345
                                                        -------    -------     -------   -------
Net interest income after provision
     for loan losses                                      6,125      3,434      15,180    15,129
                                                        -------    -------     -------   -------

Non-interest income:
    Loan advisory and servicing fees                        100        167         344       462
    Service fees on deposit accounts                        437        410       1,351     1,062
    Tax refund products                                    --           38       1,173       410
    Short-term loan fee income                            1,780      2,051       4,628     2,052
    Lawsuit damage award                                  1,337       --         1,337      --
    Other income                                            188        160         560       232
                                                        -------    -------     -------   -------
                                                          3,842      2,826       9,393     4,218
                                                        -------    -------     -------   -------
Non-interest expenses:
   Salaries and benefits                                  2,467      2,311       7,612     7,202
   Occupancy                                                437        371       1,206     1,129
   Depreciation                                             299        304       1,023       901
   Legal                                                    352        249         902       759
   Advertising                                               31         21         138       140
   Other expenses                                         1,760      1,165       4,272     3,666
                                                        -------    -------     -------   -------
                                                          5,346      4,421      15,153    13,797
                                                        -------    -------     -------   -------

Income before income taxes                                4,621      1,839       9,420     5,550
Provision for income taxes                                1,538        606       3,168     1,873
                                                        -------    -------     -------   -------

Net income                                              $ 3,083    $ 1,233     $ 6,252   $ 3,677
                                                        =======    =======     =======   =======

Net income per share:

Basic                                                   $  0.43    $  0.17     $  0.87   $  0.52
                                                        =======    =======     =======   =======

Diluted                                                 $  0.41    $  0.16     $  0.83   $  0.50
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



                                                                                Stock Based Compensation

(dollar amounts in thousands)                                    Three months ended                   Nine months ended
                                                                  September 30,                         September 30,
                                                     -------------------------------------  ------------------------------------
                                                           2004                2003              2004                2003
                                                     -----------------   -----------------  ----------------    ----------------
Net income as reported                                         $3,083              $ 1,233           $6,252              $3,677

Less: Stock based compensation costs determined
under fair value method for all awards                             --                   --              (54)               (102)
                                                     -----------------   -----------------  ----------------    ----------------
Net income, proforma                                           $3,083              $ 1,233           $6,198              $3,575
                                                     =================   =================  ================    ================

Earnings per common share-basic: As reported                   $ 0.43              $ 0.17            $ 0.87              $ 0.52
                                                     -----------------   -----------------  ----------------    ----------------
                                 Pro-forma                     $ 0.43              $ 0.17            $ 0.86              $ 0.51
                                                     -----------------   -----------------  ----------------    ----------------

Earnings per common share-diluted: As reported                 $ 0.41              $ 0.16            $ 0.83              $ 0.50
                                                     -----------------   -----------------  ----------------    ----------------
                                 Pro-forma                     $ 0.41              $ 0.16            $ 0.82              $ 0.48
                                                     -----------------   -----------------  ----------------    ----------------




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

Segment information for the nine and three month period ended September 30, 2004 and 2003, is as follows:





                                                 As of and for the nine months ended
September 30, 2004
(dollars in thousands)                                                           Short-term
                                      Republic First  First Bank of  Tax Refund   Consumer
                                           Bank        Delaware       Products      loans       Total
                                        ---------     ---------    ---------    ---------    ---------
Net interest income                     $  11,925     $   1,174    $   1,026    $   1,318    $  15,443
Provision (recovery) for loan losses       (1,363)           90          500        1,036          263
Non-interest income                         3,422           171        1,173        4,627        9,393
Non-interest expenses                      11,384         1,035          763        1,971       15,153

Net income                              $   3,340     $     143    $     620    $   2,149    $   6,252
                                        =========     =========    =========    =========    =========

Selected Balance Sheet Accounts:

Total assets                              662,707        44,199         --          5,973      712,879
Total loans                               517,532        33,594         --          2,137      553,263
Total deposits                            495,515        35,478         --           --        530,993




September 30, 2003
(dollars in thousands)                                                           Short-term
                                      Republic First  First Bank of  Tax Refund   Consumer
                                           Bank        Delaware       Products      loans       Total
                                        ---------     ---------    ---------    ---------    ---------
Net interest income                     $  11,351     $   1,146    $   1,191    $   7,786    $  21,474
Provision for loan losses                      60            91        1,042        5,152        6,345
Non-interest income                         1,559           198          410        2,051        4,218
Non-interest expenses                      10,688         1,142          545        1,422       13,797

Net income                              $   1,472     $      73    $       9    $   2,123    $   3,677
                                        =========     =========    =========    =========    =========

Selected Balance Sheet Accounts:

Total assets                              594,353        42,705         --          7,709      644,767
Total loans                               440,611        30,183         --            981      471,775
Total deposits                            411,686        35,927         --           --        447,613





                                                        As of and for the three months ended
September 30, 2004
(dollars in thousands)                                                           Short-term
                                      Republic First First Bank of  Tax Refund    Consumer
                                          Bank         Delaware     Products       loans         Total
                                        ---------     ---------    ---------     ---------    ---------
Net interest income                     $   4,501     $     366    $    --       $     647    $   5,514
Provision for (recovery) loan losses       (1,364)           30         --             723         (611)
Non-interest income                         2,017            46           (1)        1,780        3,842
Non-interest expenses                       4,284           332          120           610        5,346
                                        ---------     ---------    ---------     ---------    ---------

Net income (loss)                       $   2,404     $      17    $     (78)    $     740    $   3,083
                                        =========     =========    =========     =========    =========

Selected Balance Sheet Accounts:

Total assets                              662,707        44,199         --           5,973      712,879


Total loans                               517,532        33,594         --           2,137      553,263
Total deposits                            495,515        35,478         --            --        530,993


September 30, 2003
(dollars in thousands)                                                           Short-term
                                      Republic First First Bank of  Tax Refund    Consumer
                                          Bank         Delaware     Products       loans         Total
                                        ---------     ---------    ---------     ---------    ---------
Net interest income                     $   3,599     $     407         --       $      75    $   4,081
Provision for loan losses                    --              30         --             617          647
Non-interest income                           687            51           37         2,051        2,826
Non-interest expenses                       3,470           376          145           430        4,421
                                        ---------     ---------    ---------     ---------    ---------

Net income (loss)                       $     563     $      32    $     (68)    $     706    $   1,233
                                        =========     =========    =========     =========    =========

Selected Balance Sheet Accounts:

Total assets                              594,353        42,705         --           7,709      644,767


Total loans                               440,611        30,183         --             981      471,775
Total deposits                            411,686        35,927         --            --        447,613


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

                                        Three months ended September 30,                     Nine months ended September 30,
                                            2004                    2003                        2004                    2003
Net Income
                                    $3,083,000             $1,233,000                  $6,252,000              $3,677,000
                                                  Per                      Per                         Per                    Per
                                      Shares     Share       Shares       Share          Shares       Share       Shares     Share
                                    ---------- ---------- ----------   ----------      ----------  ----------  ----------  ---------
Weighted average shares
For period                           7,242,662              7,141,540                   7,207,203               7,043,226
Basic EPS                                          $0.43                    $0.17                        $0.87                $0.52

                                    ----------                339,526                     340,104                 307,376
                                                              -------                     -------                 -------
Add common stock equivalents           363,928
                                    ----------
representing dilutive stock options
Effect on basic EPS of dilutive CSE               $(0.02)                  $(0.01))                     $(0.04)
                                                 -------                  -------                      -------
                                                                                                                             $(0.02)
Equals total weighted average
shares and CSE (diluted)             7,606,590              7,481,066                   7,547,307               7,350,602
                                     =========              =========                   =========               =========
Diluted EPS                                        $0.41                    $0.16                        $0.83                $0.50
                                                   =====                    =====                        =====                =====


Note 8:   Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.




(dollar amounts in thousands)                                       Three months ended                Nine months ended
                                                                        September 30,                   September 30,
                                                             -------------------------------  ------------------------------
                                                                  2004            2003            2004            2003
                                                             ---------------  --------------  --------------  --------------
Net income                                                          $ 3,083         $ 1,233         $ 6,252         $ 3,677

Other comprehensive income, net of tax:
      Unrealized gains/(losses) on securities:
       Unrealized holding gains/(losses)  during the period             110            (228)           (348)           (911)

                                                             ---------------  --------------  --------------  --------------
Comprehensive income                                                $ 3,193         $ 1,005         $ 5,904         $ 2,766
                                                             ===============  ==============  ==============  ==============




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

                                        Republic First Bancorp, Inc.



                                        Harry D. Madonna
                                        -------------------------------------
                                        President and Chief Executive Officer



                                        Paul Frenkiel
                                        -------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer

Dated: January 18, 2004