Form 10-Q/A
period 2004-06-30
REPUBLIC FIRST BANCORP INC
filed 2005-02-07
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

     The Registrant is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 to revise Part II, Item 6 and attach as exhibits the employment agreements it entered into during the second quarter of 2004 with certain of its executive officers.

     Item 6:      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        Exhibit No.                 Description
        -----------                 -----------

         3.1* Change of Control Policy (incorporated by reference to Exhibit A of Exhibit 10.1 attached hereto).

         10.1*    Employment  Agreement between First Bank of Delaware and Harry
                  D. Madonna, dated June 22, 2004, effective January 1, 2005.

         10.2* Employment Agreement between Republic First Bancorp, Inc. and Harry D. Madonna, dated June 22, 2004, effective January 1, 2005.

         10.3* Employment Agreement between Republic First Bancorp, Inc. and Robert Davis, dated June 22, 2004, effective February 1, 2004.

         31.1*/** CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

         31.2*/** CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

         32.1** Section 1350 certifications pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934).

--------------

*    Filed herewith.

** Filed as an exhibit to the Registrant's original filing of this Form 10-Q for the period ended June 30, 2004 with the Securities and Exchange Commission on August 10, 2004.

(b) Reports on Form 8-K:

The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Republic First Bancorp, Inc.

                                         /s/ Harry D. Madonna
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Paul Frenkiel
                                         -------------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer

Dated: February 7, 2005