Form 10-K
period 2004-12-31
REPUBLIC FIRST BANCORP INC
filed 2005-03-30
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2004
     OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ______________ to ___________________

                         Commission file number: 0-17007
                                                 -------

                          REPUBLIC FIRST BANCORP, INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)


         Pennsylvania                             23-2486815
-----------------------------------       -------------------------------
 (State or Other Jurisdiction                  (I.R.S. Employer
 of Incorporation or Organization)             Identification No.)




    1608 Walnut Street, Suite 1000, Philadelphia, PA            19103
-----------------------------------------------------        ------------
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

 YES   _____  NO    X
                  ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of June 30, 2004. The aggregate market value of $63,047,004 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on June 30, 2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Common Stock $0.01 Par Value                        7,428,681
-------------------------------------          ------------------------------
            Title of Class                      Number of Shares Outstanding
                                                  as of February 16, 2005
Documents incorporated by reference

Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 26, 2005.


                                                     REPUBLIC FIRST BANCORP | 3


                          REPUBLIC FIRST BANCORP, INC.

                                    Form 10-K


                                      INDEX

PART I                                                                                                           Page

Item 1   Description of Business..............................................................................     5

Item 2   Description of Properties............................................................................    12

Item 3   Legal Proceedings....................................................................................    13

Item 4   Submission of Matters to a Vote of Security Holders .................................................    13

Item 4A  Executive Officers ..................................................................................    13



PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ...............................    14

Item 6   Selected Financial Data..............................................................................    15

Item 7   Management's Discussion and Analysis of Results of Operations and Financial Condition................    16

Item 7A  Quantitative and Qualitative Disclosure about Market Risk (Item 305 of Reg S-K)......................    40

Item 8   Financial Statements and Supplementary Data..........................................................    40

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    40

Item 9A  Controls and Procedures..............................................................................    40

Item 9B  Other Information Not Applicable.....................................................................    40



PART III

Item 10  Directors, Executive Officers, Promoters and Control Persons of the Registrant ......................    41

Item 11  Executive Compensation ..............................................................................    41

Item 12  Security Ownership of Certain Beneficial Owners and Management ......................................    41

Item 13  Certain Relationships and Related Transactions ......................................................    41

Item 14  Principal Accounting Fees and Services ..............................................................    41



PART IV

Item 15  Exhibits, Certifications, Financial Statement Schedules and Reports on Form 8-K .....................    42





REPUBLIC FIRST BANCORP | 4

                                     PART I
Item 1:     Description of Business

Republic First Bancorp, Inc.

            Recent Development

     The First Bank of Delaware was spun off by Republic First Bancorp, Inc. (the "Company"), on January 31, 2005. All assets, liabilities and equity of First Bank of Delaware were spun off as an independent company, trading on the OTC market under FBOD. Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company. After that date, the Company became a one bank holding company.

     The Company was established in 1987. At December 31, 2004, the Company was a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (the "PA Bank"), and First Bank of Delaware (the "DE Bank") (sometimes hereafter referred to jointly as the "Banks"), offer a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their ten offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware, but also through the national consumer loan products offered by the DE Bank.

     As of December 31, 2004, the Company had total assets of approximately $720.4 million, total shareholder's equity of approximately $65.2 million, total deposits of approximately $545.4 million and net loans receivable outstanding of approximately $582.9 million. The majority of such loans were made for commercial purposes.

     The Company provides banking services through the Banks and does not presently engage in any activities other than banking activities. The principal executive office of the Company is located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103, telephone number (215) 735-4422.

     At December 31, 2004 the Company and the Banks had a total of 166 full-time equivalent employees.

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

     Subsequent to December 31, 2004, an additional branch was opened in Media, Pennsylvania in Delaware County.

     As of December 31, 2004, the PA Bank had total assets of approximately $661.8 million, total shareholder's equity of approximately $57.9 million, total deposits of approximately $507.7 million and net loans receivable of approximately $549.7 million. The majority of such loans were made for commercial purposes.

First Bank of Delaware

     The DE Bank is a commercial bank chartered pursuant to the laws of the State of Delaware with its principal office located at Brandywine Commons II, Concord Pike in Wilmington. The DE Bank is subject to examination and comprehensive regulation by the FDIC and the Delaware Bank Commissioner. (As noted above, the DE Bank was spun off as of January 31, 2005 and is no longer owned by the Company.) The deposits held by the DE Bank are insured up to applicable limits by the Bank Insurance Fund of the FDIC. The DE Bank presently conducts its principal business banking activities primarily through its two offices in Wilmington, Delaware but also makes substantial numbers of short-term loans in Arizona, Michigan, California, Ohio, Texas and other states and via the internet, and tax refund anticipation loans in numerous other states.

     As of December 31, 2004, the DE Bank had total assets of approximately $58.6 million, total shareholders' equity of approximately $11.4 million, total deposits of approximately $37.7 million and net loans receivable of approximately $41.0 million. In addition to loans made for commercial purposes, the DE Bank also offers short-term consumer loans and tax refund anticipation loans not offered by the PA Bank.


                                                      REPUBLIC FIRST BANCORP | 5

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

     The Banks offer a broad range of loan and credit facilities to the businesses and residents of their service area, including secured and unsecured commercial loans, commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and other products.

     The DE Bank also nationally offers short-term consumer loans, which are considered to be sub-prime, and tax refund anticipation loans to the under banked markets.

     The Banks manage credit risk through loan application evaluation and monitoring for adherence with credit policies. Since their inception, the Banks have had a senior officer monitor compliance with the Banks' lending policies and procedures by the Banks' loan officers.

     The Banks also maintain investment securities portfolios. Investment securities are purchased by the Banks in compliance with the Banks' Investment Policies, which are approved annually by the Banks' Boards of Directors. The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations. At December 31, 2004 and 2003, approximately 68% and 72%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities. Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

Service Area/Market Overview

     The Banks' primary business banking service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery and Delaware Counties in Pennsylvania and northern Delaware. The Banks also serve the surrounding counties of Bucks, Chester and Delaware in Pennsylvania, southern New Jersey and southern Delaware. Additionally, the DE Bank makes short-term loans in Arizona, California, Ohio, Texas and other states. Tax refund loans are made by the DE Bank in numerous additional states.

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

     Many of the banks with which the Banks compete have greater financial resources than the Banks and offer a wider range of deposit and lending instruments with higher legal lending limits. The Banks combined legal lending limits were approximately $10.0 million at December 31, 2004. After the spin off, the legal lending limit for the Company will be approximately $8.7 million. The DE Bank will have a non-secured lending limit of approximately $1.7 million and a secured lending limit of approximately $2.9 million. Loans above these amounts may be made if the excess over the lending limit is participated to other institutions. After the spin off, the Banks may continue to sell each other such participations. The Banks are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market



REPUBLIC FIRST BANCORP | 6
area. Several new banks with business strategies similar to those of the Banks have opened since the Banks' inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in the Banks' market. The Banks compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. The Banks anticipate a continued increase in competition in their market area.

     Only a limited number of banks currently compete for the short-term and tax refund anticipation loans offered nationally by the DE Bank. However, management believes that competition for both types of loans is likely to increase both in the number of competitors, and related competing products. For instance, many banks have begun to offer courtesy overdraft products which may compete with short-term loans.

         Operating Strategy for Business Banking

     Following the spin off of the DE Bank, the Company's business banking objective is for the PA Bank to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company's management team has developed a business strategy consisting of the following key elements to achieve this objective:

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

         Capitalizing on Market Dynamics

     In recent years, banks controlling large amounts of the deposits in the Banks' primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in changes in their product offerings and in the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result of continuing consolidations and its marketing efforts, the Company believes it has a continuing opportunity to increase its market share.

Products and Services

         Traditional Banking Products and Services

     The Banks offer a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit and others terms. The Banks offer both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). The Banks' commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10.0 million. After the spin off, the PA Bank will continue making loans in that typical range. The DE Bank's loans will typically range from $250,000 to $3.0 million. Individual customers may have several loans, often secured by different collateral. Relationships in excess of $6.5 million at December 31, 2004, amounted to $82.8 million. The $6.5 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

     The Banks attempt to offer a high level of personalized service to both their commercial and consumer customers. The Banks are members of the STAR(TM) and PLUS(TM) automated teller ("ATM") networks in order to provide customers with access to ATMs worldwide. The Banks currently have eight proprietary ATMs at branch locations.


REPUBLIC FIRST BANCORP | 7

     The Banks' lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of the Banks' outstanding loans, representing approximately 95% of total loans outstanding at December 31, 2004. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through the Banks' loan review officer, credit risk is still inherent in the portfolio. Although the majority of the Banks' loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. The Banks make both fixed and variable rate loans with terms ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

         Tax Refund Anticipation Products

     As described under "Description of Business - Recent Development" the DE Bank was spun off on January 31, 2005. The DE Bank has a contractual relationship with Liberty Tax Service, one of the nation's largest tax preparation services, to provide tax refund products to consumer taxpayers for whom Liberty Tax Service prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs").

     While the DE Bank is attempting to increase market penetration of these products, there can be no assurance that revenue levels associated with them will increase significantly in 2005 or thereafter.

         Short-Term Consumer Loans

     As described under "Description of Business - Recent Development" the DE Bank was spun off on January 31, 2005. In continuing efforts to expand and diversify fee income, the DE Bank began to offer short-term consumer loans, also known as payday loans. Similar in some respects to the tax refund products previously discussed, payday loan terms are relatively short (approximately 2 weeks) and have principal amounts of $1,500 or less. At December 31, 2004, there were approximately $1.6 million of short-term consumer loans outstanding, which the DE Bank originated in Texas. The DE Bank also originates payday loans in Michigan, California, Arizona and Ohio and other states, and via the internet, which are sold to third parties. At December 31, 2004, there were approximately $26.0 million of such loans outstanding. Legislation eliminating, or limiting interest rates and other terms of payday loans has from time to time been proposed, primarily as a result of interest rate and fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.


Branch Expansion Plans and Growth Strategy

     A branch was opened by the PA Bank in Media, Pennsylvania in first quarter 2005. Another branch is planned for 2005, but no lease has been signed. Additional locations may also be pursued.

Supervision and Regulation

     Various requirements and restrictions under the laws of the United States, the Commonwealth of Pennsylvania and the State of Delaware affect the Company and the Banks.

         General

     The Banks are subject to regulation by the FDIC. The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank of Philadelphia ("FRB") under the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Company's activities and those of the Banks are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

     The PA Bank is a Pennsylvania-chartered bank subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking. The DE Bank is a Delaware-chartered bank subject to supervision and regulation by the FDIC and the Delaware Bank Commissioner.

REPUBLIC FIRST BANCORP | 8

     The Banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.

         Holding Company Structure

     The Banks are subject to restrictions under federal law which limits their ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by the Banks to the Company are generally limited in amount to 10% of the Banks' capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Banks have never made any loans or extensions of credit to the Company or purchased any assets from the Company.

     Under regulatory policy, the Company is expected to serve as a source of financial strength to the Banks and to commit resources to support the Banks. This support may be required at times when, absent such policy, the Company might not otherwise provide such support. Any capital loans by the Company to the Banks are subordinate in right of payment to deposits and to certain other indebtedness of the Banks. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Gramm-Leach-Bliley Act

     On November 12, 1999, the federal Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act did three fundamental things:

     (a) repealed the key provisions of the Glass Steagall Act so as to permit commercial banks to affiliate with investment banks (securities firms);

     (b) amended the BHC Act to permit qualifying bank holding companies to engage in any type of financial activities that were not permitted for banks themselves; and

     (c) permitted subsidiaries of banks to engage in a broad range of financial activities that were not permitted for banks themselves.

     The result was that banking companies would generally be able to offer a wider range of financial products and services and would be more readily able to combine with other types of financial companies, such as securities and insurance companies.

     The GLB Act created a new kind of bank holding company called a "financial holding company" (an "FHC"). An FHC is authorized to engage in any activity that is "financial in nature or incidental to financial activities" and any activity that the Federal Reserve determines is "complementary to financial activities" and does not pose undue risks to the financial system. Among other things, "financial in nature" activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities. A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is "well capitalized," "well managed," and CRA-rated "satisfactory" or better. A qualifying bank holding company becomes an FHC by filing with the Board of Governors of the Federal Reserve System (the "Federal Reserve") an election to become an FHC. If an FHC at any time fails to remain "well capitalized" or "well managed," the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. On the other hand, a failure to maintain a CR rating of "satisfactory" will not jeopardize any then existing newly authorized activities; rather, the FHC cannot engage in any additional newly authorized activities until a "satisfactory" CRA rating is restored.

     In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important of these authorized activities are as follows:

     (a)  Securities underwriting and dealing;

     (b)  Insurance underwriting and sales;


                                                     REPUBLIC FIRST BANCORP | 9

     (c)  Merchant banking activities;

     (d) Activities determined by the Federal Reserve to be "financial in nature" and incidental activities; and

     (e) Activities determined by the Federal Reserve to be "complementary" to financial activities.

     Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those previously permitted by law and regulation. The Company has not elected to become a FHC but has not precluded the possibility of doing so in the future.

     The GLB Act also authorized national banks to create "financial subsidiaries." This is in addition to the present authority of national banks to create "operating subsidiaries". A "financial subsidiary" is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the Office of the Comptroller of the Currency (the "OCC"). A national bank's "financial subsidiary" can engage in most, but not all, of the newly authorized activities.

     In addition, the GLB Act provided significant new protections for the privacy of customer information. These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC. The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer. The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to "opt out" of disclosures to non-affiliated parties; (3) not disclose any information to third party marketers; and (4) follow regulatory standards (to be adopted in the future) to protect the security and confidentiality of customer information.

     Although the long-range effects of the GLB Act cannot be predicted with certainty, it will probably further narrow the differences and intensify competition between and among commercial banks, investment banks, insurance firms and other financial service companies.

         Sarbanes-Oxley Act of 2002
     The following is a brief summary of some of the provisions of the Sarbanes-Oxley Act of 2002 ("SOX") that affect the Company. It is not intended as an exhaustive description of SOX or its impact on the Company.

     SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.

     Boards of directors are now required to have a majority of independent directors, and the audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors' fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with existing and new requirements were established or increased.

     In addition, Section 404 of SOX requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

     1. We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting;

     2. We must present an assessment, as of the end of the December 31, 2006 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting; and

     3. We must have our auditors attest to, and report on, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

     We have taken necessary steps with respect to achieving compliance. Section 404, requiring the expanded assessment of internal control, is not required to be completed until December 31, 2006, unless the market cap test at June 30, 2005 requires adoption by December 31, 2005. However, due to the great detail and additional documentation required in performing the internal control assessment, management's efforts in this regard have already begun.



REPUBLIC FIRST BANCORP | 10

         Regulatory Restrictions on Dividends

     Dividend payments by the PA Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the PA Bank would be limited to $32.2 million of dividends payable plus an additional amount equal to its net profit for 2005, up to the date of any such dividend declaration. Dividend payments by the DE Bank are similarly limited by the FDIC and also the Delaware Bank Commissioner. Dividends for the DE Bank would be limited to $6.2 million plus an additional amount equal to its net profit for 2005. However, dividends would be further limited in order to maintain capital ratios as discussed in "Regulatory Capital Requirements". The Company may consider dividend payments in 2005.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Banks to pay dividends to the Company.

         Dividend Policy

     The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2005.

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

         Capital Adequacy

     The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the FRB has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The FDIC subjects the Banks to similar capital requirements.

     The risk-based  capital  standards are required to take adequate account of
interest   rate   risk,   concentration   of  credit   risk  and  the  risks  of
non-traditional activities.

         Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

     Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1998; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law that specifically prohibits


REPUBLIC FIRST BANCORP | 11
such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1999. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1997, Pennsylvania adopted "opt-in" legislation that allows interstate merger and purchase and assumption transactions.

            Profitability, Monetary Policy and Economic Conditions

     In addition to being affected by general economic conditions, the earnings and growth of the Banks will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the Delaware Bank Commissioner, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See "Management's Discussion and Analysis of Financial Condition - Results of Operations".


Item 2:     Description of Properties

     The PA Bank leases approximately 34,086 square feet on the second, fourth, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by the Company and the executive offices of the Banks. Back office operations of the Banks and commercial bank lending of the PA Bank are located therein. Management believes that future staffing needs may require the PA Bank to secure additional space. The current term of the lease on it's headquarter facilities expires on July 31, 2007 with annual rent expense of $458,772 payable monthly. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, and license and permit fees under its lease and to maintain insurance on the premises.

     The PA Bank leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents the PA Bank's main office. The initial ten year term of the lease expired March 2003 and contains a five year renewal option that has been exercised. The annual rent for such location is $94,680 payable in monthly installments.

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

     The PA Bank leases approximately 2,143 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten-year term of the lease expires January 2007 and contains a five year renewal option. The annual rent for such location is $71,436, payable in monthly installments.

     The PA Bank leases approximately 4,500 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten-year term contains two five- year renewal options and the initial lease term expires in December 2006. The annual rent for such location is $74,532, payable in monthly installments.

     The PA Bank purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and a business development office.

     The PA Bank leases approximately 1,850 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expires in December 2008 and contains two five-year renewal options. The annual rent for such location is $72,972, payable in monthly installments.



REPUBLIC FIRST BANCORP | 12

     The PA Bank leases approximately 2,200 square feet of space on the ground floor at 436 East Baltimore Avenue, Media, Pennsylvania. The space contains a banking area and office space. The initial five-year term of the lease expires October 2009 with one renewal option for five years. The annual rent is $31,200 payable in monthly installments.

     The DE Bank has a land lease on approximately 2,000 sq. feet of ground at Concord Pike and Rocky Run Parkway, Brandywine Hundred, Delaware for its branch operations and headquarters. The DE Bank opened for business on June 1, 1999. The initial ten-year term of the lease expires June 2008 and contains two five-year options to renew the lease. The annual rent for such location is $76,884, payable in monthly installments.

     The DE Bank leases approximately 3,092 square feet on the ground floor at 5301 Limestone Road, New Castle, Delaware. The space contains a banking area and office space. The initial seven-year term of the lease expires September 2011 with one five-year renewal option. The annual rent for such location is $66,480, payable in monthly installments.


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



Item 4:     Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4A:    Executive Officers

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2005 annual meeting of shareholders scheduled for April 26, 2005.



                                                     REPUBLIC FIRST BANCORP | 13

                                     PART II

Item 5:     Market for Registrant's for Common Equity and Related Stockholder
            Matters

Market Information

     Shares of the Common Stock are quoted on Nasdaq under the symbol "FRBK." The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. As of December 31, 2004, there were approximately 1,903 holders of record of the Common Stock. On March 4, 2005, the closing price of a share of Common Stock on Nasdaq was $14.26. That price was adjusted for the spin-off of First Bank of Delaware, which trades under the symbol "FBOD" which closed at $4.11 on March 4, 2005.


      Year                              Quarter         High           Low
      ------                            ----------     --------      --------
      2004........................         4th          $15.50        $12.75
                                           3rd           14.13         12.00
                                           2nd           13.10         11.42
                                           1st           13.02         11.35

      2003.....................            4th          $14.00        $10.25
                                           3rd           11.81          7.96
                                           2nd            8.39          7.56
                                           1st            7.83          6.34


Dividend Policy

     The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2005. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and the Banks, applicable government regulations and policies and other factors deemed relevant by the Company's Board of Directors, including the amount of cash dividends payable to the Company by the Banks. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from the Banks. Various federal and state laws, regulations and policies limit the ability of the Banks to pay cash dividends to the Company. For certain limitations on the Banks' ability to pay cash dividends to the Company, see "Description of Business - Supervision and Regulation".


REPUBLIC FIRST BANCORP | 14



Item 6:     Selected Financial Data
                                                                              As of or for the Years Ended December 31,
                                                                 ------------------------------------------------------------------
 (Dollars in thousands, except per share data)                        2004        2003          2002         2001         2000

INCOME STATEMENT DATA:
Total interest income ........................................... $  37,730  $    42,404  $    44,123    $    49,014    $    46,887
Total interest expense ..........................................    15,131       16,653       20,162         28,659         29,792
                                                                  ---------  -----------  -----------    -----------    -----------
Net interest income .............................................    22,599       25,751       23,961         20,355         17,095
Provision for loan losses .......................................     1,149        6,764        5,303          3,964            666
Non-interest income .............................................    12,194        7,136        3,282          2,944          1,724
Non-interest expenses ...........................................    20,299       18,725       18,586         16,180         13,132
Federal income taxes ............................................     4,405        2,484        1,154          1,041          1,657
                                                                  ---------  -----------  -----------    -----------    -----------
Net income ...................................................... $   8,940  $     4,914  $     2,200    $     2,114    $     3,364
                                                                  =========  ===========  ===========    ===========    ===========

PER SHARE DATA (1)
Basic earnings per share ........................................ $    1.24  $      0.69  $      0.32    $      0.31    $      0.50
Diluted earnings per share ......................................      1.18         0.66         0.31           0.30           0.49
Book value per share ............................................      9.01         7.85         7.48           6.89           6.33

BALANCE SHEET DATA
Total assets .................................................... $ 720,412  $   654,792  $   647,692    $   652,329    $   655,637
Total loans, net (2) ............................................   582,919      479,523      457,047        463,888        418,313
Total investment securities .....................................    50,368       69,946       96,561        125,442        169,841
Total deposits ..................................................   545,396      453,605      456,302        447,217        425,551
FHLB & overnight advances .......................................    86,090      127,852      125,000        142,500        176,442
Subordinated debt ...............................................     6,186        6,000        6,000          6,000           --
Total shareholders' equity ......................................    65,224       56,376       51,276         46,843         43,030

PERFORMANCE RATIOS
Return on average assets ........................................      1.30%        0.75%        0.34%          0.33%          0.55%
Return on average shareholders' equity ..........................     14.64         9.20         4.52           4.59           7.73
Net interest margin .............................................      3.53         4.24         3.85           3.25           2.91
Total non-interest expenses as a percentage of average assets (3)      2.94         2.86         2.63           2.49           2.16

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans (2) ..........      1.31%        1.78%        1.43%          1.16%          0.96%
Allowance for loan losses as a percentage of non-performing loans    154.44       101.00        94.57         124.89         118.96
Non-performing loans as a percentage of total loans (2) .........      0.85         1.76         1.51           0.93           0.81
Non-performing assets as a percentage of total assets ...........      0.71         1.35         1.24           0.95           0.52
Net  charge-offs  (recoveries)  as a percentage of average loans,      0.40         1.00         0.87           0.58          (0.05)
net (2)

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets ................................      8.85%        8.16%        7.57%          7.02%          6.12%
Leverage ratio ..................................................     10.43         9.64         8.56           8.07           6.91
Tier 1 capital to risk-weighted assets ..........................     12.28        12.66        13.24          12.73          11.99
Total capital to risk-weighted assets ...........................     13.53        13.92        14.49          13.98          13.08



(1) Restated for 10% stock dividend
(2) Includes loans held for sale.
(3) Excluding other real estate owned expenses of $1.5 million in 2002.

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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may", "believes", "expect", "estimate", "project", "anticipate", "should", "would", "intend", "probability", "risk", "target", "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Quarterly Reports on Form 10-Q filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2004.

Critical Accounting Policies

     In accordance with FAS No. 144, the Company will present the operations of First Bank of Delaware as discontinued operations starting with the first quarter 2005. On January 31, 2005 the First Bank of Delaware was spun off. All assets, liabilities and equity of First Bank of Delaware were spun off as an independent company, trading on the OTC market under FBOD. Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company. The short-term loan and tax refund lines of business were accordingly transferred after that date. However, the PA Bank may continue to purchase tax refund anticipation loans from the DE Bank.

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

     The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectibles of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

     The allowance is an amount that represents management's best estimate of known and inherent loan losses. Management's evaluations of the allowance for loan losses consider such factors as an examination of the portfolio, past loss experience, the results of the most recent regulatory examination, current economic conditions and other relevant factors.

     The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carry forwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized



REPUBLIC FIRST BANCORP | 16

     Fees earned on short-term loans which are not sold, are recorded as interest income. At December 31, 2004, there were approximately $1.6 million of these loans outstanding.

     The majority of short-term loans are now sold to third parties effective in the third quarter of 2003. The DE Bank records fees on sold loans as non-interest income. The DE Bank had total short-term loan participations sold of $26.0 million at December 31, 2004. The Company evaluated these sales and determined that they qualified as such under FASB 140.



Results of Operations for the years ended December 31, 2004 and 2003

     Overview

     The Company's net income increased $4.0 million, or 81.9%, to $8.9 million or $1.18 per diluted share for the year ended December 31, 2004, compared to $4.9 million, or $0.66 per diluted share for the prior year. While net interest income decreased $3.2 million in 2004 primarily because fewer short-term loans were retained but were instead sold, related loan loss provisions were reduced by $3.8 million, more than offsetting that decrease. Increased volumes of such sales were the primary factor in a $2.6 million increase in short-term loan fee income from $4.0 million in 2003 to $6.6 million in 2004. In addition to the $3.8 million reduction in the provision for loan losses due to fewer short-term loan charge-offs, a $1.4 million third quarter recovery on a charged-off loan resulted in an excess in the allowance for loan losses. That excess, in conjunction with our customary credit analysis, also served to reduce the provision for loan losses in 2004. A favorable judgment on a lawsuit related to that charged-off loan resulted in $1.3 million of other income in 2004. Increases in service fees on deposit accounts, tax refund products and other income amounted to $1.4 million. The increased net income resulted in a return on average assets and average equity of 1.30% and 14.64%, respectively, in 2004 compared to .75% and 9.20%, respectively, for the same period in 2003.




                                                    REPUBLIC FIRST BANCORP | 17

         Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) the Banks' net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not adjusted for tax equivalency, as the Banks had no tax-exempt income. However, the PA Bank may have such income in the future.



                                              Interest                         Interest                         Interest
                                     Average   Income/   Yield/     Average    Income/    Yield/     Average     Income/    Yield/
                                     Balance   Expense  Rate (1)    Balance    Expense    Rate (1)   Balance    IExpense   Rate (1)
                                    ----------------------------- ----------- --------- --------- ----------- ---------- ---------
(Dollars in thousands)                      For the Year                   For the Year                    For the Year
                                               Ended                          Ended                            Ended
                                         December 31, 2004              December 31, 2003                December 31, 2002
                                    ----------------------------- ------------------------------- --------------------------------
Interest-earning assets:
   Federal funds sold and other
    interest-earning assets.......   $ 49,431   $   682    1.37%    $ 72,761   $   895     1.23%    $ 42,835    $   759     1.77%
   Investment securities..........     61,273     2,054    3.35%      64,590     2,858     4.42%     111,486      6,284     5.64%
   Loans receivable ..............    527,723    34,994    6.63%     470,237    38,651     8.22%     468,239     37,080     7.92%
                                    ----------------------------- ----------- --------- --------- ----------- ---------- ---------
Total interest-earning assets.....    638,427    37,730              607,588    42,404               622,560     44,123     7.09%
                                                           5.90%                         6.98%
   Other assets...................     51,054                         46,909                          29,180
                                    ----------                    -----------                     -----------
Total assets......................   $689,481                       $654,497                        $651,740
                                    ==========                    ===========                     ===========
Interest-bearing liabilities:
   Demand - non-interest
    Bearing.......................    $96,565   $    --      N/A    $ 75,469   $    --       N/A    $ 58,338    $    --       N/A
   Demand - interest-bearing......     57,541       352    0.61%      59,274       448     0.76%      47,019        497     1.06%
   Money market & savings.........    156,106     2,425    1.55%     127,685     1,708     1.34%     112,321      1,907     1.70%
   Time deposits..................    185,336     5,153    2.78%     192,735     6,243     3.24%     240,230      9,290     3.87%
                                    ----------------------------- ----------- --------- --------- ----------- ---------- ---------
Total deposits ...................    495,548     7,930    1.60%     455,163     8,399     1.85%     457,908     11,694     2.55%
                                    --------------------          ----------- ---------           ----------- ----------
Total interest-
   bearing deposits...............    398,983     7,930    1.99%     379,694     8,399     2.21%     399,570     11,694     2.93%
                                    --------------------          ----------- ---------           ----------- ----------
Other borrowings..................    118,115     7,201    6.10%     134,057     8,254     6.16%     135,505      8,468     6.25%
                                    --------------------          ----------- ---------           ----------- ----------
Total interest-bearing
   liabilities ...................    517,098    15,131    2.93%     513,751    16,653     3.24%     535,075     20,162     3.77%
                                    ----------------------------- ----------- --------- --------- ----------- ---------- ---------
Total deposits and
   other borrowings...............    613,663    15,131    2.47%     589,220    16,653     2.83%     593,413     20,162     3.40%
                                    ----------------------------- ----------- --------- --------- ----------- ---------- ---------
Non-interest-bearing
   Other liabilities..............     14,770                         11,890                           8,958
Shareholders' equity..............     61,048                         53,387                          49,369
                                    ----------                    -----------                     -----------
Total liabilities and
   Shareholders' equity...........   $689,481                       $654,497                        $651,740
                                    ==========                    ===========                     ===========
Net interest income...............              $22,599                        $25,751                          $23,961
                                              ==========                      =========                       ==========
Net interest spread...............                         2.97%                           3.74%                            3.32%
                                                        =========                       =========                        =========
Net interest margin (2)...........                         3.53%                           4.24%                            3.85%
                                                        =========                       =========                        =========


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



                                               Year ended December 31,                    Year ended December 31,
                                                    2004 vs. 2003                              2003 vs. 2002
                                         ------------------------------------       ------------------------------------
                                                    Change due to                              Change due to
                                          Average       Average                       Average     Average
(Dollars in thousands)                    Volume         Rate        Total            Volume        Rate         Total
                                         ----------    ---------    ---------       ----------   ----------    ---------
Interest earned on:
   Federal funds sold and other
   interest-earning assets .........       $  (321)   $   108        $  (213)         $   368        $  (232)   $   136
   Securities ......................          (111)      (693)          (804)          (2,075)        (1,351)    (3,426)
   Loans ...........................         3,812     (7,469)        (3,657)             163          1,408      1,571
                                           -------    -------        -------          -------        -------    -------
Total interest earning assets ......       $ 3,380    $(8,054)       $(4,674)         $(1,544)       $  (175)   $(1,719)
                                           -------    -------        -------          -------        -------    -------
Interest expense of
   Deposits
    Interest-bearing demand deposits       $    11    $    85        $    96          $   (92)       $   141    $    49
    Money market and savings .......          (442)      (275)          (717)            (205)           404        199
    Time deposits ..................           206        884          1,090            1,539          1,508      3,047
                                           -------    -------        -------          -------        -------    -------
Total deposit interest expense .....          (225)       694            469            1,242          2,053      3,295
                                           -------    -------        -------          -------        -------    -------
   Other borrowings ................           971         82          1,053               88            126        214
                                           -------    -------        -------          -------        -------    -------
Total interest expense .............           746        776          1,522            1,330          2,179      3,509
                                           -------    -------        -------          -------        -------    -------
   Net interest income .............       $ 4,126    $(7,278)       $(3,152)         $  (214)       $ 2,004    $ 1,790
                                           =======    =======        =======          =======        =======    =======



         Net Interest Income

     The Company's net interest margin decreased 71 basis points to 3.53% for the year ended December 31, 2004 versus the prior year. The decline reflected the decision to sell a majority of the short-term loan outstandings to third parties beginning in the third quarter of 2003, thereby reducing interest income and increasing non-interest income. Interest on short-term consumer loans contributed approximately $1.9 million to net interest income in 2004 and 29 basis points to the margin, versus $8.1 million and 1.32% in 2003. Excluding the impact of those loans, margins increased to 3.24% in 2004 from 2.92% in the prior year. That 32 basis point increase reflected a reduction in the yield paid on interest bearing deposits and other borrowings, which decreased 31 basis points from 2003 to 2004. Growth in non-interest bearing demand balances and reductions in rates paid on time deposits (certificates of deposits) were significant factors in that reduction. Excluding short-term loan income, yields on interest earning assets were comparable in 2004 and 2003, amounting to 5.61% and 5.66%, respectively, in those years. Additionally, maturities of higher rate FHLB advances, which represent the highest cost liabilities on the balance sheet, were also reflected in a lower cost of funds. A total of $125.0 million of FHLB advances which carry an average interest rate of 6.19% began maturing in the third quarter of 2004. Of the $125 million, all but $25 million had matured by December 31, 2004. That remaining $25 million advance matured in February 2005. These advances are repriceable to a significantly lower rate in the current interest rate environment. Excluding short term loan income, loan yields decreased to 6.26% from 6.40%. While the prime rate increased 1.25% in 2004, most of the impact was experienced in the fourth quarter, minimizing its impact on the full year. Thus, lower commercial loan rates were experienced for most of the year, contributing to the decrease.

     Notwithstanding that 1.25% increase in the prime rate, yields on certificates of deposit continued to decrease as renewal rates were lower than previous rates. The impact of such re-pricings and a 28.0% increase in average non-interest bearing deposits were the primary factors in the lower rate paid on interest-bearing liabilities. Increases in non-interest bearing deposits allow the Company to lower rates on other accounts. The average rate paid on interest-bearing liabilities decreased 36 basis points to 2.47% for 2004, from 2.83% in the prior year.

     The Company's net interest income decreased $3.2 million, or 12.2%, to $22.6 million for year ended December 31, 2004, from $25.8 million for the prior year. As shown in the Rate/Volume table above, the decrease in net interest income reflected the impact of participating the majority of short-term consumer loans to third parties, beginning in the third quarter of


                                                     REPUBLIC FIRST BANCORP | 19

2003. Reductions in these relatively higher rate loans were reflected in the $7.5 million decrease in interest due to average rate. Interest income on short term loans decreased $6.5 million, accounting for the majority of that $7.5 million reduction.

     The Company's total interest income decreased $4.7 million, or 11.02%, to $37.7 million for the year ended December 31, 2004, from $42.4 million for the prior year. Interest and fees on loans decreased $3.7 million, or 9.5%, to $35.0 million for 2004, from $38.7 million for 2003. Both of these decreases reflect the $6.5 million decrease in consumer short-term loan interest, which was partially offset by the impact of net average loan growth of $57.5 million. The vast majority of such growth was in commercial loans. The decrease in interest income for short-term loans is the principal factor in the decrease in yield on loans of 1.59% to 6.63%. Interest and dividend income on securities decreased $804,000, or 28.1%, to $2.1 million for 2004, from $2.9 million for the prior year. This decline was due principally to a lower average rate earned on investment securities, which declined 1.07% to 3.35% as higher coupon investments prepaid more rapidly than lower coupon investments and the rates earned on variable rate securities declined due to the lower interest rate environment. Interest income on federal funds sold and other interest-earning assets decreased $213,000 primarily because average federal funds sold outstanding decreased $23.3 million to $49.4 million. Federal funds sold balances were decreased to fund commercial loan growth and the impact of the resulting decreased average balances more than offset the slightly higher market rates available for such investments.

     The Company's total interest expense decreased $1.5 million, or 9.1%, to $15.1 million for the year ended December 31, 2004, from $16.7 million for the prior year, as the Company reduced the interest rates on certificates of deposit. The decrease also reflected the 28.0% growth in 2004 of non-interest bearing demand deposits. Additionally, average other borrowings decreased $15.9 million in 2004 compared to 2003. That reduction was the primary factor resulting in a $1.1 million decrease in interest expense for other borrowings. Interest-bearing liabilities averaged $517.1 million for the year ended December 31, 2004, versus $513.8 million for the prior year, reflecting higher amounts of lower cost non-interest bearing demand and money market and savings accounts. The average rate paid on interest-bearing liabilities decreased 31 basis points to 2.93% for 2004, due to the decrease in average rates paid on certificates of deposit, and the reduction in higher cost other borrowings (primarily FHLB advances) which were replaced by lower cost non-interest bearing demand and money market and savings accounts.

     Interest expense on time deposits (certificates of deposit) decreased $1.1 million, or 17.5%, to $5.2 million for 2004, from $6.2 million for the prior year. This decline reflected the repricing of such certificates to lower rates as the average rate declined 46 basis points to 2.78%. In addition, average certificates of deposit outstanding decreased $7.4 million, or 3.8%, to $185.3 million, for 2004, from $192.7 million in the prior year, as higher cost time deposits matured and were not replaced due to the growth in core deposits.

     Interest expense on other borrowings, primarily FHLB advances, decreased $1.1 million, or 12.8%, to $7.2 million for 2004, compared to $8.3 million for the prior year. This decrease resulted from a $15.9 million decline in average other borrowings to $118.1 million at December 31, 2004, versus $134.1 million for 2003. The decline in average other borrowings reflected increased non-interest bearing demand and savings and money market balances, which replaced higher cost borrowings. The Company issued $6.0 million of trust preferred securities in November 2001, the expense for which is included in other borrowings expense. That expense was $324,000 for 2004 versus $372,000 for 2003.

         Provision for Loan Losses

     The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses decreased $5.6 million to $1.1 million for the year ended December 31, 2004, from $6.8 million for the prior year. This decrease reflected a $3.8 million decrease in provisions primarily related to lower short-term loan charge-offs which resulted from the sale of such loans to third parties beginning in the third quarter of 2003. The reduction in the provision also reflected a $1.4 million charge-off recovery in 2004, which resulted in an excess in the allowance for loan losses. That excess was recognized as a negative provision for loan losses in the third quarter. The reduction also reflected a $559,000 decrease relating to tax refund loan net charge-offs.

         Non-Interest Income

     Total non-interest income increased $5.1 million, or 70.9%, to $12.2 million for the year ended December 31, 2004, versus $7.1 million for the prior year due primarily to fees earned when short-term loans are sold to third parties. In the third quarter of 2003, the DE Bank began selling an increased volume of such loans volume generated in Texas, Michigan, Arizona, California, Ohio and other states, and via the internet. Such fees increased $2.6 million, or 63.9%, to $6.6 million in 2004 primarily due to the increased volume of such sales. Additionally, 2004 non-interest income reflects a $1.3 million favorable judgment and related lawsuit damage award, received for damages previously incurred in connection with a loan charge off and subsequent recovery. Fees on tax refund products increased $687,000, or 141.1% in 2004, primarily due to increases in volume. Service fees on deposit accounts increased $381,000, or 26.3%, primarily reflecting increases in the customer base on which


REPUBLIC FIRST BANCORP | 20
charges are assessed. Other income increased $345,000, or 93.8%, to $713,000 in 2004. That increase reflected a $158,000 increase in bank owned life insurance income, as related balances were outstanding for the full year of 2004, but for only a portion of the prior year. The balance of the increase resulted primarily from one time charges for special services to a bank customer. The Company also sold one other real estate owned (OREO) property at a gain of $224,000 in the fourth quarter of 2003.

         Non-Interest Expenses

     Total non-interest expenses increased $1.6 million, or 8.4%, to $20.3 million for the year ended December 31, 2004, from $18.7 million for the prior year. Salaries and employee benefits increased $294,000, or 3.0%, to $10.1 million for the year ended December 31, 2004, from $9.8 million for the prior year comparable period. The increase reflected normal merit and promotional increases which averaged approximately 3%.

     Occupancy expense increased $91,000, or 5.9%, to $1.6 million for the year ended December 31, 2004, due primarily to increased rent expense which reflected increased space leased at the main office.

     Depreciation expense was comparable in both years and amounted to $1.3 million in 2004.

     Legal fees increased $266,000, or 27.0% to $1.3 million for the year ended December 31, 2004, from $986,000 for the prior year. The increase primarily reflected legal expense related to the spin-off of First Bank of Delaware.

     Advertising expense was comparable in both years and amounted to $178,000 in 2004.

     Other real estate owned expense amounted to $81,000 in 2004, reflecting the write down of the sole property owned at December 31, 2004.

     Other expense increased $1.2 million to $5.7 million in 2004, from $4.6 million in the prior year. Of that increase, $197,000 reflected higher correspondent bank fees, primarily due to price increases. State taxes increased by $150,000 as a result of a sales tax audit. Directors' fees increased $156,000, as a result of the increased number of meetings and rate increases reflecting changes in regulations. Audit fees increased $135,000, reflecting both increases in price and audit services, including those related to the spin-off.

         Provision for Income Taxes

     The provision for income taxes increased $1.9 million to $4.4 million for 2004, from $2.5 million for the prior year. This increase was primarily the result of the increase in pre-tax income. The effective tax rate of 33.0% for the year ended December 31, 2004 was comparable to the prior year.

Results of Operations for the years ended December 31, 2003 and 2002

         Overview

     The Company's net income increased $2.7 million, or 123%, to $4.9 million or $0.66 per diluted share for the year ended December 31, 2003, compared to $2.2 million, or $0.31 per diluted share for the prior year. The prior year reflected an after tax write down of one other real estate owned property of $909,000, or $0.13 per diluted share. The improvement in earnings reflected increases in net interest income and non-interest income, a lower commercial loan loss provision and the absence of the OREO write down. In 2003, net interest income increased $1.8 million, or 7%, compared to the prior year period. Interest margins in that year continued to be significantly impacted by continued prepayments of the residential real estate and mortgage backed securities portfolios which lowered net interest income. However, continued reductions in deposit rates and increased short-term loan and tax refund product fees more than offset the impact of those prepayments. The increase in net interest income also reflected the impact of a 21% increase in lower cost average core deposits in 2003 compared to the prior year. The provision for loan losses increased $1.5 million between those periods primarily reflecting higher charge-offs of short-term and tax refund loans. Increased net interest income and non- interest income from the short-term loan and tax refund products more than offset that increase. In 2003 non-interest income increased $3.9 million primarily reflecting increased revenue from the short-term loan product resulting from the sale of short-term loans to third parties. Non-interest expenses net of OREO expense increased 7.9% reflecting increased depreciation and incentive expenses. The increased net income resulted in a return on average assets and average equity of .75% and 9.20% respectively, compared to .34% and 4.52% respectively for the same period in 2002.

         Analysis of Net Interest Income

     Historically, the Company's earnings have depended primarily upon the Banks' net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected


                                                    REPUBLIC FIRST BANCORP | 21
by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders' equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) the Banks' net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not adjusted for tax equivalency, as the Banks had no tax-exempt income, but may have such income in the future.



Financial Condition

         December 31, 2004 Compared to December 31, 2003

     Total assets increased $65.6 million to $720.4 million at December 31, 2004, versus $654.8 million at December 31, 2003. This net increase reflected higher commercial loans outstanding, partially offset by reduced residential mortgage and mortgage backed securities balances.

         Loans:

     The loan portfolio, which represents the Company's largest asset, is its most significant source of interest income. The Company's lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $102.4 million, or 21.0%, to $590.7 million at December 31, 2004, versus $488.2 million at December 31, 2003. The increase reflected $106.3 million, or 23.3%, of growth in commercial and construction loans versus a $6.7 million, or 44.7%, decline in residential mortgage loans resulting primarily from historically high prepayments reflecting the decline in long-term mortgage rates. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, short-term consumer loans, home equity loans and lines of credit, overdraft lines of credit and others. The Banks' commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10 million at December 31, 2004. Individual customers may have several loans that are secured by different collateral. The aggregate amount of those relationships that exceeded $6.5 million at December 31, 2004, was $82.8 million. The $6.5 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline. At December 31, 2004, the Company through the DE Bank had $1.6 million in short-term consumer loans outstanding versus $1.4 million at December 31, 2003.

         Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company's investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage backed securities, and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $44.9 million at December 31, 2004, a decrease of $16.7 million, or, 27.1%, from year-end 2003. This decrease resulted primarily from historically high principal repayments on mortgage backed securities. At December 31, 2004 and December 31, 2003, the portfolio had net unrealized gains of $502,000 and $1.2 million, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of FHLB securities. At December 31, 2004, securities held to maturity totaled $5.4 million, a decrease of $2.8 million, or 34.3%, from $8.3 million at year-end 2003. The decline reflected a reduction in the amount of FHLB stock held. At both dates, respective carrying values approximated market values.

         Cash and Due From Banks:

     Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company's most liquid assets. The aggregate amount in these three categories decreased by $25.6 million, to $45.0 million at December 31, 2004, from $70.6 million at December 31, 2003. Federal funds sold decreased by $15.9 million to $23.0 million from $39.0 million, respectively, reflecting the net increase in commercial loan growth.

         Other Interest-Earning Restricted Cash:


REPUBLIC FIRST BANCORP | 22

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. At December 31, 2004, the balance was $2.9 million versus $3.5 million at December 31, 2003.

         Fixed Assets:

     Bank premises and equipment, net of accumulated depreciation, increased $614,000, or 13.9%, to $5.0 million at December 31, 2004, from $4.4 million at December 31, 2003. The increase reflected investments in telephone and computer equipment, as well as expenditures for new locations.

         Other Real Estate Owned:

     The OREO property represents retail stores in a strip mall. The original loan balance was $357,000 of which $150,000 was charged to the allowance for loan losses in the fourth quarter of 2003 resulting in a $207,000 balance in other real estate owned. In 2004 the property was additionally written down $70,000 for a balance at December 31, 2004 of $137,000.

         Business Owned Life Insurance:

     In the second quarter of 2003, the Company purchased $11.5 million of business owned life insurance. The income earned on these policies is reflected in non-interest income. At December 31, 2004, the value of the insurance was $12.2 million.

         Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are the Banks' major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

     Total deposits increased by $91.8 million to $545.4 million at December 31, 2004, from $453.6 million at December 31, 2003. Average core deposits increased 18.2% or $47.8 million more than the prior year end to $310.2 million in 2004. Time deposits increased $3.4 million, or 1.8%, to $191.0 million at December 31, 2004, versus $187.6 million at the prior year-end. Core deposit growth benefited from the Company's business development efforts and bank consolidations in the Philadelphia market that continue to leave some customers underserved.

         FHLB Borrowings and Overnight Advances:

     FHLB borrowings and overnight advances are used to supplement deposit generation. FHLB term borrowing by the PA Bank totaled $25.0 million and $125 million at December 31, 2004 and December 31, 2003, respectively. The Company's remaining term borrowing matures in the first quarter of 2005. The PA Bank also had short-term borrowings (overnight) of $61.1 million at December 31, 2004 versus $2.8 million at the prior year-end.

         Shareholders' Equity:

     Total shareholders' equity increased $8.8 million to $65.2 million at December 31, 2004, versus $56.4 million at December 31, 2003. This increase was primarily the result of 2004 net income of $8.9 million.

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

     Prepayments on residential real estate mortgages and other fixed rate loans and mortgage backed securities vary significantly and may cause significant fluctuations in interest margins.

     Short-term consumer loans were first offered through the DE Bank in 2001. At December 31, 2004, there was approximately $1.6 million of short-term consumer loans outstanding, which were originated in Texas. The DE Bank also originates loans in Michigan, California, Arizona, Ohio, and via the internet, which are sold to third parties. The participations sold at December 31, 2004 were $26.0 million. Legislation eliminating, or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower


                                                    REPUBLIC FIRST BANCORP | 23
fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $156.6 million and $94.8 million and standby letters of credit of approximately $8.0 million and $4.0 million at December 31, 2004 and 2003, respectively. The increase in commitments reflects an increase in commercial lending. However, commitments often expire without being drawn upon. The $156.6 million of commitments to extend credit at December 31, 2004, were substantially all variable rate commitments.

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



REPUBLIC FIRST BANCORP | 24

Contractual obligations and other commitments

     The  following   table  sets  forth   contractual   obligations  and  other
commitments representing required and potential cash outflows as of December 31, 2004:



                                                                   One to     Three to     After
                                                       Less than   Three        Five        Five
(Dollars in thousands)                         Total    One Year   Years       Years       Years
                                               -----    --------   -----       -----       -----

 Minimum annual rentals or noncancellable   $  3,252   $  1,056   $  1,953   $    106   $    137
      operating leases

 Remaining contractual maturities of time    190,989     86,838     73,212     26,917      4,022
      deposits

 Contingent liabilities on equipment              15         15       --         --         --

 Benefit plans                                 1,376        527        849       --         --

 Loan commitments                            156,636    120,558     35,378       --          700

 Long-term borrowed funds                     25,000     25,000       --         --         --

 Standby letters of credit                     7,963      6,586      1,337       --           40
                                            --------   --------   --------   --------   --------

 Total                                      $385,231   $240,580   $112,729   $ 27,023   $  4,899
                                            ========   ========   ========   ========   ========




     As of December 31, 2004, the Company had entered into non-cancelable lease agreements for its main office and operations center, nine PA Bank retail branch facilities and two DE Bank retail branches, expiring through September 30, 2011. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $3.3 million through the year 2011. Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on repayments totaling $15,000 through 2005. The Company has entered into employment agreements with the President of the Company and the President of the PA Bank. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2004 is approximately $1.4 million.

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

     At December 31, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $163.5 million, which represented 27.7% of gross loans receivable at December 31, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.



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

                                                    REPUBLIC FIRST BANCORP | 25

     Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends. Savings, money market and interest-bearing demand accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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

     The following tables present a summary of the Company's interest rate sensitivity GAP at December 31, 2004. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.


REPUBLIC FIRST BANCORP | 26



                                                              Interest Sensitivity Gap
                                                               At December 31, 2004
                                                              (Dollars in thousands)

                                                                                                    More    Financial
                           0-90     91-180   181-365       1-2       2-3        3-4        4-5     than 5   Statement   Fair
                           Days      Days      Days       Years     Years      Years      Years     Years     Total     Value
                         ------------------------------ ------------------------------------------------------------------------

Interest Sensitive
Assets:
Investment securities
and other
interest-bearing
balances..............   $  43,138    $ 474  $  25,823  $   3,622   $  1,804   $    918  $    476  $    729    $ 76,984 $ 77,005
Average interest rate.        2.94%    5.40%      2.75%      5.64%      5.66%      5.67%     5.67%     5.68%
Loans receivable......     310,368   20,310     31,850     62,647     51,063     51,058    37,190    18,433    582,919  584,010
Average interest rate.        5.85%    6.55%      6.63%      6.51%      6.56%      6.27%     6.33%     6.16%
                         ------------------------------ ------------------------------------------------------------------------
Total.................     353,506   20,784     57,673     66,269     52,867     51,976    37,666    19,162    659,903  661,015
                         ------------------------------ ------------------------------------------------------------------------

Cumulative Totals.....   $ 353,506 $374,290  $ 431,963  $ 498,232   $551,099   $603,075  $640,741  $659,903
                         ============================== ====================================================

Interest Sensitive
Liabilities:
Demand Interest          $  27,609 $      -  $       -  $  27,610   $      -   $      -  $      -  $      -    $55,219  $55,219
Bearing(1)............

Savings Accounts (1)..      32,353        -          -     32,352          -          -         -         -     64,705   64,705
Average interest rate.        2.40%       -          -      2.40%          -          -         -         -
Money Market Accounts(1)    64,780        -          -     64,780          -          -         -         -    129,560  129,560
Average interest rate.        1.50%       -          -      1.50%          -          -         -         -
Time Deposits.........      48,327   20,560     17,951     38,495     27,171      7,546    26,917     4,022    190,989  187,708
Average interest rate.         2.2%    2.75%      2.69%      2.93%      3.15%      3.12%     3.42%     2.91%         -         -
FHLB and Short Term
Advances (2)..........      86,090        -          -          -          -          -         -         -     86,090   86,255
Average interest rate.        3.72%       -          -          -          -          -         -         -          -        -
Subordinated Debt.....           -    6,186          -          -          -          -         -         -      6,186    6,186
Average interest rate.                 5.61%
                         ------------------------------ ------------------------------------------------------------------------
Total.................     259,159   26,746     17,951    163,237     27,171      7,546    26,917     4,022    532,749  529,633
                         ------------------------------ ------------------------------------------------------------------------

Cumulative Totals.....   $ 259,159 $285,905  $ 303,856  $ 467,093   $494,264   $501,810  $528,727  $532,749
                         ============================== ====================================================
Interest Rate
Sensitivity GAP.......   $  94,347 $(5,962)  $  39,722  $ (96,968)  $ 25,696    $44,430  $ 10,749  $ 15,140

Cumulative GAP........   $  94,347 $ 88,385  $ 128,107  $  31,139   $ 56,835   $101,265  $112,014  $127,154
Interest Sensitive
Assets/
Interest Sensitive
Liabilities...........      136.41%  130.91%    142.16%    106.67%    111.50%    120.18%   121.19%   123.87%
Cumulative GAP/
Total Earning Assets..          14%      13%        19%         5%         9%        15%       17%       19%



(1) Demand, savings and money market accounts are shown to reprice based upon management's estimate of when rates would have to be increased to retain balances in response to competition. Such estimates are necessarily arbitrary and wholly judgmental.

(2) FHLB has the option of calling advances prior to the scheduled maturity shown in the table, whereupon they might be replaced by borrowings at then current market rates.

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



                                                    REPUBLIC FIRST BANCORP | 27

     Through the use of income simulation modeling the Company has estimated net interest income for the year ending December 31, 2005, based upon the assets, liabilities and off-balance sheet financial instruments at December 31, 2004. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates ("rate shocks"). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31, excluding the impact of short-term and tax refund loans.

     Note the spin off of First Bank of Delaware is not expected to have a significant impact on the following table.

                                              Percent change
                                        ---------------------------
         Rate shocks to interest rates     2005            2004
         -----------------------------  -----------     -----------

                      +2%                      -%           17.3%
                      +1%                    0.1             9.3
                      -1%                   (2.1)           (7.4)
                      -2%                  (11.1)          (18.7)

     The Company's management believes that the assumptions utilized in evaluating the Company's estimated net interest income are reasonable; however, the interest rate sensitivity of the Company's assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, the Company may and does make significant changes to underlying assumptions, which are wholly judgmental. Prepayments on residential mortgage loans and mortgage backed securities have increased over historical levels due to the lower interest rate environment, and may result in reductions in margins.

Capital Resources

     The Company is required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for "qualifying total capital" to weighted risk assets of 8%, at least one-half of which is to be in the form of "Tier 1 capital". Qualifying total capital is divided into two separate categories or "tiers". "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.53% and 13.92% at December 31, 2004 and 2003, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2004 and 2003 were 12.28% and 12.66%, respectively. At December 31, 2004 and 2003, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

     Under FRB and FDIC regulations, a bank and a holding company are deemed to be "well capitalized" when it has a "leverage ratio" ("Tier l capital to total assets") of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2004 and 2003, the Company's leverage ratio was 10.43% and 9.64%, respectively. Accordingly, at December 31, 2004 and 2003, the Company was considered "well capitalized" under FRB and FDIC regulations.

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O'Neill & Partners, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as trust preferred securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor").

     The shareholders' equity of the Company as of December 31, 2004, totaled approximately $65.2 million compared to approximately $56.4 million as of December 31, 2003. This increase of $8.8 million reflected 2004 net income of $8.9 million.



REPUBLIC FIRST BANCORP | 28

That net income increased the book value per share of the Company's common stock from $7.85 as of December 31, 2003, based upon 7,367,426 shares outstanding, to $9.01 as of December 31, 2004, based upon 7,428,681 shares outstanding at December 31, 2004.


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

     The following table presents the Company's regulatory capital ratios at December 31, 2004 and 2003:




                                                                                                        To be well
                                                                                                     capitalized under
                                                                        For Capital                 regulatory capital
                                           Actual                    Adequacy Purposes                   guidelines
                                   ------------------------       ------------------------        ------------------------
     (Dollars in thousands)          Amount        Ratio            Amount        Ratio             Amount        Ratio
                                   -----------   ----------       -----------    ---------        -----------   ----------

      At December 31, 2004
Total risk based capital
   Republic First Bank..........      $64,251       12.09%           $42,526        8.00%            $53,158       10.00%
   First Bank of DE.............       11,948       26.27%             3,638        8.00%              4,548       10.00%
   Republic First Bancorp, Inc..       78,120       13.53%            46,203        8.00%                  -            -
Tier one risk based capital
   Republic First Bank..........       57,606       10.84%            21,263        4.00%             31,895        6.00%
   First Bank of DE.............       11,374       25.01%             1,819        4.00%              2,729        6.00%
   Republic First Bancorp, Inc..       70,894       12.28%            23,102        4.00%                  -            -
Tier one leverage capital
   Republic First Bank..........       57,606        9.25%            31,143        5.00%             31,143        5.00%
   First Bank of DE.............       11,374       20.56%             2,766        5.00%              2,766        5.00%
   Republic First Bancorp, Inc..       70,894       10.43%            33,982        5.00%                  -            -

      At December 31, 2003
Total risk based capital
   Republic First Bank..........      $57,417       12.57%           $36,534        8.00%            $45,667       10.00%
   First Bank of DE.............        8,399       29.06%             2,312        8.00%              2,891       10.00%
   Republic First Bancorp, Inc..       67,436       13.92%            38,765        8.00%                  -            -
Tier one risk based capital
   Republic First Bank..........       51,689       11.32%            18,267        4.00%             27,475        6.00%
   First Bank of DE.............        8,025       27.76%             1,156        4.00%              1,734        6.00%
   Republic First Bancorp, Inc..       61,346       12.66%            19,382        4.00%                  -            -
Tier one leverage capital
   Republic First Bank..........       51,689        8.77%            29,475        5.00%             29,475        5.00%
   First Bank of DE.............        8,025       16.55%             2,410        5.00%              2,410        5.00%
   Republic First Bancorp, Inc..       61,346        9.64%            31,817        5.00%                  -            -



     Management believes that the Company and Banks met, as of December 31, 2004 and 2003, all capital adequacy requirements to which they are subject. As of December 31, 2004, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed the Banks' category.

     After the spin off of First Bank of Delaware, the Company's capital levels will approximate those of the PA Bank.


                                                     REPUBLIC FIRST BANCORP | 29

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

     The Company's equity to assets ratio increased from 8.61% as of December 31, 2003, to 9.05% as of December 31, 2004. The increase at year-end 2004 was a result of the improvement in net income. The Company's average equity to assets ratio for 2004, 2003 and 2002 was 8.85%, 8.16% and 7.57%, respectively. The Company's average return on equity for 2004, 2003 and 2002 was 14.64%, 9.20% and 4.52%, respectively; and its average return on assets for 2004, 2003 and 2002, was 1.30%, 0.75% and 0.34%, respectively.

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

     The Company's most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $45.0 million at December 31, 2004, compared to $70.6 million at December 31, 2003. Loan maturities and repayments are another source of asset liquidity. At December 31, 2004, the PA Bank estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2005. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access the PA Banks' line of credit.

     Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System ("FHLB"). At December 31, 2004, the PA Bank had $100.6 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $67.0 million at December 31, 2003. The reduction in available lines resulted from prepayments of the PA Bank's mortgage backed securities and residential mortgage loan portfolio pledged as collateral against those lines. Notwithstanding these reductions, management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable the PA Bank to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

     At December 31, 2004, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $156.6 million. Certificates of deposit scheduled to mature in one year totaled $86.8 million at December 31, 2004. The PA Bank has $25.0 million in term FHLB borrowings at December 31, 2004. This amount will mature in 2005. These term borrowings are expected to be replaced by overnight borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

     The Banks' target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of the Banks' interest-earning assets with projected future outflows of deposits and other liabilities. The PA Bank has established a line of credit with a correspondent bank to assist in managing the PA Banks' liquidity position. That line of credit totaled $10.0 million at December 31, 2004. The PA Bank had drawn down $0 on this line at December 31, 2004. Additionally, the PA Bank has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $186.7 million. That $186.7 million capacity is reduced by advances outstanding to arrive at the unused line of credit available. As of December 31, 2004 and 2003, the PA Bank had borrowed $86.1 million and $125.0 million, respectively


REPUBLIC FIRST BANCORP | 30
from the FHLB. Investment securities represent a primary source of liquidity for the PA Bank. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

     The Banks' investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency securities, mortgage backed securities, corporate bonds, trust preferred securities and FHLB stock. The Company's ALCO monitors and approves all security purchases. The decline in securities in 2003 and 2004 was a result of the Company's strategy to reduce the amount of the investment securities by not replacing mortgage backed securities prepayments in the lower interest rate environment. The Company instead was able to increase its commercial loan balances, through increased loan production.

     A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2004, 2003 and 2002 follows.



                                                                  Investment Securities Available for Sale at
                                                                                  December 31,
                                                                 -----------------------------------------------
                                                                             (Dollars in thousands)
                                                                    2004              2003             2002
                                                                 -----------       -----------      ------------
     U.S. Government Agencies............................         $  20,258           $24,425           $ 5,759
     Mortgage backed Securities/CMOs (1).................            13,675            24,235            71,623
     Other debt securities (3)...........................            10,506            11,843             7,352
                                                                 -----------       -----------      ------------
     Total amortized cost of securities..................         $  44,439           $60,503           $84,734
                                                                 -----------       -----------      ------------
     Total fair value of investment securities...........         $  44,941           $61,686           $87,291
                                                                 -----------       -----------      ------------


                                                                   Investment Securities Held to Maturity at
                                                                                  December 31,
                                                                 -----------------------------------------------
                                                                             (Dollars in thousands)
                                                                    2004              2003             2002
                                                                 -----------       -----------      ------------
     U.S. Government Agencies............................          $      3           $    68           $   122
     Mortgage backed Securities/CMOs (1).................               108               265               760
     Other securities (2)................................             5,316             7,927             8,388
                                                                 -----------       -----------      ------------
     Total amortized cost of investment securities.......          $  5,427           $ 8,260           $ 9,270
                                                                 -----------       -----------      ------------
     Total fair value of investment securities...........          $  5,448           $ 8,300           $ 9,297
                                                                 -----------       -----------      ------------


----------

(1) Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2)  Comprised primarily of FHLB stock.
(3)  Comprised primarily of corporate bonds and trust preferred securities.


                                                    REPUBLIC FIRST BANCORP | 31

     The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2004 Mortgage backed securities are presented without consideration of amortization or prepayments.



                                             Investment Securities Available for Sale at December 31, 2004
                        ---------------------------------------------------------------------------------------------------------
                         Within One Year  One to Five Years     Five to Ten Years     Past 10 Years               Total
                        ----------------------------------- -------------------- ------------------------------------------------
                         Amount    Yield   Amount   Yield     Amount    Yield      Amount     Yield  Fair value   Cost     Yield
                         ------    -----   ------   -----     ------    -----      ------     -----  ----------   ----     ------
                                                                 (Dollars in thousands)
U.S. Government Agencies $19,950    2.19%    $152    2.67%        $  -        -     $    -       -    $20,102   $20,258    2.19%
Other debt securities          -        -       -        -           -        -      10,573   3.95%    10,573    10,506    3.95%
(1).....................
Mortgage backed
securities..............       -        -       -        -         825    6.24%      13,441   5.86%    14,266    13,675    5.88%
                         ------    -----   ------   -----     ------    -----      ------     -----  ----------   ----     ------
Total AFS securities.... $19,950    2.19%    $152    2.67%        $825    6.24%     $24,014   5.02%   $44,941   $44,439    3.78%
                        =========  =============== ======== ==================== ===========  ================ ========= ========

           Investment Securities Held to Maturity at December 31, 2004

                        ---------------------------------------------------------------------------------------------
                         Within One Year  One to Five Years   Five to Ten Years    Past 10 Years         Total
                        ------------------------------------ --------------------------------------------------------
                         Amount    Yield   Amount   Yield     Amount     Yield   Amount     Yield   Amount    Yield
                        ---------  ------------------------- ----------------------------  ----------------- --------
                                                        (Dollars in thousands)
U.S. Government Agencies    $  -        -  $     -        -     $    -         -  $    3      2.12%     $ 3    2.12%
Mortgage backed                -        -        -        -          -         -     108      7.35%     108    7.35%
securities..............
Other securities........     150    7.17%      155    6.39%        103     6.33%   4,908(2)   2.09%   5,316    2.49%
                        ---------  ------------------------- ----------------------------   ---------------- --------
Total HTM securities....   $ 150    7.17%     $155    6.39%       $103     6.33%  $5,019      2.30%  $5,427    2.62%
                        =========  ========================= ============================   ================ ========



(1)      Variable rate instruments
(2) Primarily comprised of FHLB stock, which is targeted by the FHLB to yield a variable rate tied to market indices; however, the yield is wholly dependent on dividends actually paid

Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. The Banks' commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to the Banks' combined legal lending limit of approximately $10.0 million at December 31, 2004. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $6.5 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2004, amounted to $82.8 million. There were no loans in excess of the combined legal lending limit at December 31, 2004.

     The Company's total loans increased $102.5 million, or 21.0%, to $590.7 million at December 31, 2004, from $488.2 million at December 31, 2003. That increase reflected a $72.6 million, or 24.0%, increase in real estate secured loans, which represents the Company's largest loan portfolio. The increase also reflected a $28.5 million, or 32.1%, increase in construction loans, a category which the Company had targeted for growth.

     The following table sets forth the Company's gross loans by major categories for the periods indicated:



                                                                         At December 31,
                                               ---------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                                  2004          2003          2002          2001           2000
                                               -----------   ------------  ------------  ------------   ------------

Commercial:
   Real estate secured (1)....................   $375,241       $302,618      $297,193      $286,583       $271,222
   Construction and land development..........    117,388         88,850        32,377        34,996         12,860
   Non real estate secured....................     61,891         52,041        54,163        53,388         39,016
   Non real estate unsecured..................      9,023         13,688         8,513         7,229         10,543
                                               -----------   ------------  ------------  ------------   ------------
     Total commercial.........................    563,543        457,197       392,246       382,196        333,641
Residential real estate (2)...................      8,219         14,875        51,265        67,821         74,825
Consumer and other............................     18,890         16,147        20,178        19,302         13,919
                                               -----------   ------------  ------------  ------------   ------------
     Total loans, net of unearned income......   $590,652       $488,219      $463,689      $469,319       $422,385
                                               ===========   ============  ============  ============   ============

----------
(1) Includes loans held for sale.
(2) Residential real estate secured is comprised of jumbo residential first mortgage loans for all years presented.


REPUBLIC FIRST BANCORP | 32

Loan Maturity and Interest Rate Sensitivity

     The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:



                                                                            At December 31, 2004
                                                      ------------------------------------------------------------------
                                                                             (Dollars in thousands)
                                                       One Year    More Than One Year       Over                Total
                                                       or Less     Through Five Years    Five Years             Loans
                                                      ----------- ---------------------- ------------       --------------

Commercial and Commercial Real Estate................    $53,021          $274,804          $118,330             $446,155
Construction and Land Development....................     69,507            41,985             5,896              117,388
Residential Real Estate..............................          -                 -             8,219                8,219
Consumer and Other...................................      2,976             2,237            13,677               18,890
                                                      -----------       -----------      ------------       --------------
     Total...........................................   $125,504          $319,026          $146,122             $590,652
                                                      ===========       ===========      ============       ==============

Loans with Fixed Rates...............................     25,453           219,845            70,752              316,050
Loans with Floating Rates............................    100,051            99,181            75,370              274,602
                                                      -----------       -----------      ------------       --------------
     Total...........................................   $125,504          $319,026          $146,122             $590,652
                                                      ===========       ===========      ============       ==============

Percent Composition by Maturity......................      21.2%             54.1%             24.7%               100.0%
Fixed Rate Loans as Percent of Total.................      20.3              68.9              48.4                  53.5
Floating Rate Loans as Percent of Total..............      79.7              31.1              51.6                  46.5



     In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

     At December 31, 2004, 53.5% of total loans were fixed rate compared to 50.8% at December 31, 2003.


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


                                                     REPUBLIC FIRST BANCORP | 33

     The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.


                                                                                       At December 31,
                                                                  ----------------------------------------------------------
                                                                    2004        2003        2002        2001        2000
                                                                  ---------- ----------- ----------- -----------  ----------
                                                                                   (Dollars in thousands)
Loans accruing, but past due 90 days or more..................       $    -      $3,084      $4,051      $  518      $   91
Restructured loans............................................                        -           -           -       1,982
                                                                          -
Non-accrual loans.............................................        5,007       5,527       2,972       3,830       1,350
                                                                  ---------- ----------- ----------- -----------  ----------
Total non-performing loans....................................        5,007       8,611       7,023       4,348       3,423
Other real estate owned.......................................          137         207       1,015       1,858           -
                                                                  ---------- ----------- ----------- -----------  ----------
Total non-performing assets(1)................................       $5,144      $8,818      $8,038      $6,206      $3,423
                                                                  ========== =========== =========== ===========  ==========
Non-performing loans as a percentage of total
   loans, net of unearned income (1)(2).......................        0.85%       1.76%       1.51%       0.93%       0.81%
Non-performing assets as a percentage of total assets.........        0.71%       1.35%       1.24%       0.95%       0.52%


 (1) Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.
(2) Includes loans held for sale.

     Total non-performing loans decreased $3.6 million to $5.0 million at December 31, 2004, from $8.6 million at the prior year-end. The $3.6 million decrease in 2004 non-performing loans compared to 2003 reflected the resolution of two loans totaling $3.1 million. The first loan amounted to $1.2 million and was secured by a single residential property. That loan was collected in full including $170,000 of non-accrual income which is reflected in the following table. The second loan amounted to $1.9 million, of which $427,000 was charged off and $1.5 million was transferred to OREO and sold for that amount. Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2004, all identified problem loans are included in the preceding table, or are classified as substandard or doubtful, with a reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of related balances.

     The following summary shows the impact on interest income of non-accrual loans for the periods indicated:



                                                                       For the Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                        2004          2003           2002          2001           2000
                                                     -----------   -----------    -----------   ------------   -----------
Interest income that would have been recorded
  Had the loans been in accordance with their
  original terms...................................    $399,000      $285,000       $241,000       $203,000      $125,000
Interest income included in net income.............    $170,000      $     --       $     --       $     --      $171,000\



     At December 31, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to non-residential building operators and real estate agents and managers in the aggregate amount of $163.5 million, which represented 27.7% of gross loans receivable at December 31, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. The Banks had no credit exposure to "highly leveraged transactions" at December 31, 2004 as defined by the FRB.


REPUBLIC FIRST BANCORP | 34


Allowance for Loan Losses

     A detailed analysis of the Company's allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is as follows: (Dollars in thousands)


                                                                     For the Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                    2004           2003           2002            2001           2000
                                                 ------------   ------------   ------------    ------------   ------------
Balance at beginning of period..............        $  8,696        $ 6,642        $ 5,431        $  4,072       $  3,208

Charge-offs:
  Commercial................................           1,412            365          2,542           2,077             66
  Tax refund loans..........................             700          1,393              -               -              -
  Consumer..................................             210             53              3               -             90
  Short-term loans..........................           1,381          4,299          1,670             802              -
                                                 ------------   ------------   ------------    ------------   ------------
    Total charge-offs.......................           3,703          6,110          4,215           2,879            156
                                                 ------------   ------------   ------------    ------------   ------------
Recoveries:
  Commercial................................           1,383          1,066            123             257            340
  Tax refund loans..........................             200            334              -               -              -
  Consumer..................................               8              -              -              17             14
                                                 ------------   ------------   ------------    ------------   ------------
    Total recoveries........................           1,591          1,400            123             274            354
                                                 ------------   ------------   ------------    ------------   ------------
Net charge-offs (recoveries)................           2,112          4,710          4,092           2,605          (198)
                                                 ------------   ------------   ------------    ------------   ------------
Provision for loan losses...................           1,149          6,764          5,303           3,964            666
                                                 ------------   ------------   ------------    ------------   ------------
  Balance at end of period..................        $  7,733       $  8,696       $  6,642        $  5,431       $  4,072
                                                 ============   ============   ============    ============   ============

  Average loans outstanding (1).............        $527,723       $470,237       $468,239        $448,397       $389,156

As a percent of average loans (1):
  Net charge-offs (recoveries) (2)..........         0.40%            1.00%          0.87%           0.58%        (0.05)%
  Provision for loan losses.................         0.22             1.44           1.13             0.88           0.17
  Allowance for loan losses.................         1.47             1.85           1.42             1.21           1.05

Allowance for loan losses to:
  Total loans, net of unearned income.......           1.31%          1.78%          1.43%           1.16%          0.96%
  Total non-performing loans................         154.44%        101.00%         94.57%         124.89%        118.96%
----------
(1) Includes non-accruing loans.
(2) Excluding short-term and tax refund loan charge-offs, ratios were 0.04%,
(.14%) and 0.52% in 2004, 2003 and 2002, respectively.




     The Company experienced a $1.4 million loan loss recovery on a single commercial loan in 2004. In 2003, approximately $700,000 was collected on that loan, the majority of which was charged-off in 2002. The Company also recovered $268,000 in 2003 related to another borrower, the majority of whose loan was charged-off in 2001. In 2004, commercial loan charge-offs increased approximately $1.0 million over 2003. The single largest charge-off reflected in the increase totaled $427,000 as previously discussed under "Credit Quality." Additionally, a total of $248,000 of Community Reinvestment Act loans were charged-off in 2004. The significant increase in short-term loan charge-offs in 2003 reflected greater amounts of loans generated in that year. However, since the vast majority of such loans are now sold, lower levels of charge-offs occurred in 2004. Charge-offs on tax refund loans decreased to $700,000 in 2004, from $1.4 million in 2003, as a result of increased underwriting and other controls. Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management's best estimate of known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Banks' regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.


                                                    REPUBLIC FIRST BANCORP | 35

     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management's opinion, the allowance for loan losses was appropriate at December 31, 2004. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     The Banks' management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:



                                                                At December 31,
                      -----------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                              2004                 2003                 2002                2001               2000
                              ----                 ----                 ----                ----               ----
Allocation of the                  % of                 % of                 % of                % of               % of
allowance for loan      Amount     Loans     Amount     Loans     Amount    Loans     Amount    Loans     Amount    Loans
                        ------     -----     ------     -----     ------    -----     ------    -----     ------    -----
losses (1), (2):
Commercial............    $5,324   75.5%       $5,531     75.5%     $5,336    77.5%     $4,540    73.9%     $3,048   76.0%
Construction..........       861   19.9         1,133     18.1         359     7.0         274     7.5          96    3.0
Residential real              33    1.4            60      3.1         205    11.1         203    14.5         224   17.7
estate................
Consumer and other....       115    2.9            96      3.2         104     3.3         104     2.6         110    3.3
Short-term loans......       563    0.3           883      0.1          97     1.1          78     1.5          47    -
Unallocated...........       837     -            993       -          541      -          232       -         547    -
                      --------------------- -------------------- ------------------- ------------------- ------------------
   Total..............    $7,733    100%       $8,696      100%     $6,642     100%     $5,431     100%     $4,072    100%
                      ===================== ==================== =================== =================== ==================

----------
(1) Gross loans net of unearned income.
(2) Includes loans held for sale.

     The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loan categories outstanding. In 2004, excluding short-term and tax refund loans, the Company experienced net charge-offs to average loans of approximately .04%. Net recoveries and net charge-offs, respectively, excluding short-term and tax refund loans, to average loans were (.14%) and .52% in 2003 and 2002. While in 2001 that ratio was .40%, substantially all of the charge-offs in 2002 and 2001, related to two borrowers. However, of total charge-offs resulting in the .52% and .40% ratios in 2002 and 2001, subsequent collections amounted to 45.5% of such charge-offs. In the previous three years, the charge-off ratio did not exceed .21%. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2004. The Company applied historical loss percentages for short-term consumer loans and added additional reserves based on industry experience, which in some cases is greater than the Company's experience. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Further, the Company attempts to classify any applicable loans according to regulatory definitions, for loans that may have characteristics that may decrease the probability of full compliance with original loan terms. Consistent with regulatory reserve allocations the classifications and percentage of principal which are allocated to the allowance for loan losses are as follows: special mention-3%, substandard-15%, and doubtful-50%. Also, the Company may estimate and recognize reserve allocations above these regulatory reserve percentages based upon any factor that might impact the loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management's potential alternative strategies for loan or collateral disposition. In 2003, the unallocated component increased $452,000 to $993,000, primarily for economic reasons. At December 31, 2004, based upon some sustained stabilization and improvement in certain economic trends, the unallocated component decreased to $837,000 from $993,000 at the prior year-end. That decrease resulted notwithstanding that total loans at December 31, 2004, increased to $590.7 million from $488.2 million at the prior year-end. The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in


REPUBLIC FIRST BANCORP | 36
underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management's conclusions as to the overall adequacy of underlying collateral and other factors.

     The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2004, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $563.5 million, $8.2 million and $18.9 million.

     The recorded investment in loans that are impaired in accordance with SFAS 114 totaled $5.0 million, $5.5 million and $3.0 million at December 31, 2004, 2003 and 2002 respectively. The amounts of related valuation allowances were $1.2 million, $1.4 million and $665,000 respectively at those dates. For the years ended December 31, 2004, 2003 and 2002 the average recorded investment in impaired loans was approximately $5.3 million, $3.6 million, and $3.4 million, respectively. The Company did not recognize any interest income on impaired loans during 2004 or 2003. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At December 31, 2004 and 2003, accruing substandard loans totaled approximately $10.8 million and $11.2 million respectively; and doubtful loans totaled approximately $386,000 and $895,000, respectively. The Banks had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2004 and 2003, in the aggregate principal amount of $1.6 million and $2.6 million respectively; and (ii) 60 to 89 days past due, at December 31, 2004 and 2003 in the aggregate principal amount of $137,294 and $2.1 million respectively.

     The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2004 and 2003.

Dollars in thousands
                                                   2004             2003
                                               -------------    -------------
     Balance at January 1,................             $207           $1,015
     Additions, net.......................            1,500              207
     Sales................................            1,500            1,015
     Write downs..........................               70                -
                                               -------------    -------------
     Balance at December 31,..............             $137           $  207
                                               =============    =============

Deposit Structure

     Of the total daily average deposits of approximately $495.5 million held by the Banks during the year ended December 31, 2004, approximately $96.6 million, or 19.5%, represented non-interest bearing demand deposits, compared to approximately $75.5 million, or 16.6%, of total daily average deposits during 2003. Total deposits at December 31, 2004, consisted of $104.9 million in non-interest-bearing demand deposits, $55.2 million in interest-bearing demand deposits, $194.3 million in savings and money market accounts, $102.0 million in time deposits under $100,000 and $89.0 million in time deposits greater than $100,000. In general, the Banks pay higher interest rates on time deposits compared to other deposit categories. The Banks various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

     The following table is a distribution of the average balances of the Banks' deposits and the average rates paid thereon, for the twelve months periods ended December 31, 2004, 2003 and 2002.



                                                    REPUBLIC FIRST BANCORP | 37



                                                             For the Years Ended December 31,
                                    ------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
                                              2004                        2003                         2002
                                    -------------------------   -------------------------   ----------------------------
                                                    Average                     Average                       Average
                                      Balance        Rate         Balance        Rate          Balance         Rate
                                    -------------  ----------   -------------  ----------   --------------  ------------
Demand deposits,
non-interest-bearing................    $ 96,565          -%       $  75,469          -%        $  58,338            -%
Demand deposits, interest-bearing...      57,541       0.61%          59,274       0.76%           47,019         1.06%
Money market & savings deposits.....     156,106       1.55%         127,685       1.34%          112,321         1.70%
Time deposits.......................     185,336       2.78%         192,735       3.24%          240,230         3.87%
                                    -------------  ----------   -------------  ----------   --------------  ------------
Total deposits......................    $495,548       1.60%        $455,163       1.85%         $457,908         2.55%
                                    =============  ==========   =============  ==========   ==============  ============



     The following is a breakdown by contractual maturity, of the Company's time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2004.

                                                     Certificates of Deposit
                                                     ------------------------
                                                      (Dollars in thousands)
                                                               2004
                                                       ---------------------
Maturing in:
  Three months or less........................                      $52,745
  Over three months through six months........                        4,970
  Over six months through twelve months.......                        2,691
  Over twelve months..........................                       28,571
                                                       ---------------------
    Total.....................................                      $88,977
                                                       =====================


     The following is a breakdown, by contractual maturities of the Company's time certificates of deposit for the years 2005 through 2009 and beyond:



                                2005        2006        2007           2008       2009        Thereafter     Totals
                               -------    -------      -------        ------     -------      ----------   --------
                                                              (Dollars in thousands)

Time certificates of deposit.. $86,838    $38,495      $27,170        $7,547     $26,917          $4,022   $190,989
                               =======    =======      =======        ======     =======          ======   ========



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

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004



REPUBLIC FIRST BANCORP | 38
and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.



Recent Accounting Pronouncements

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



                                                     REPUBLIC FIRST BANCORP | 39

 Item 7A: Quantitative and Qualitative Disclosure about Market Risk (Item 305 of Reg S-K)

     See "Management Discussion and Analysis of Results of Operations and Financial Condition - Interest Rate Risk Management".

Item 8:     Financial Statements and Supplementary Data

     The financial statements of the Company begin on Page 46.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

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

Item 9B:    Other Information Not Applicable


REPUBLIC FIRST BANCORP | 40

                                    PART III

Item 10:    Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2005 annual meeting of shareholders scheduled for April 26, 2005.

Item 11:    Executive Compensation

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2005 annual meeting of shareholders scheduled for April 26, 2005.

Item 12:    Security Ownership of Certain Beneficial Owners and Management


Equity Compensation Plan Information


                           (a)                       (b)                     (c)

Plan category              Number of securities to   Weighted-average        Number of securities remaining
                           be issued upon exercise   exercise price of       available for future issuance under
                           of outstanding options,   outstanding options,    equity compensation plans (excluding
                           warrants and rights       warrants and rights     securities reflected in column (a))

Equity compensation plans
approved by security
holders                             768,498                   $5.07                   0

Equity compensation plans
not approved by security
holders: Incentives to
acquire new employees
                                     58,300                    9.90                   0
                           ---------------------------------------------------------------------------------------

Total                               826,798                   $5.77                   0
                                    =======                  ======                  ==



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

     Harry D. Madonna is of counsel to Spector Gadon and Rosen effective January 2, 2002. In 2004, the Company paid $1,250,432 in legal fees to that firm, primarily for loan workout and collection matters.

Item 14.    Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company's 2005 annual meeting of shareholders scheduled for April 26, 2005.


                                                     REPUBLIC FIRST BANCORP | 41

                                     PART IV



Item 15:    Exhibits and Financial Statements

     A.  Financial Statements

     (1)  Report of Independent Registered Accounting Firm

     (2)  Consolidated Balance Sheets as of December 31, 2004 and 2003

     (3) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

     (4) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

     (5) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

     (6)  Notes to Consolidated Financial Statements



     B.  Exhibits

The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.



       Exhibit
        Number                                Description                                     Manner of Filing
       -------                                -----------                                     ----------------

         3.1          Amended and Restated  Articles of  Incorporation of Republic     Filed Herewith
                      First Bancorp, Inc.

         3.2          Amended and Restated By-Laws of Republic First Bancorp, Inc.     Filed Herewith

         10.1         Employment Contract Between the Company and Harry D.             Incorporated by reference to Form
                      Madonna*                                                         10-Q/A Filed February 7, 2005

         10.2         Employment Contract Between the Company and Robert D. Davis*     Incorporated by reference to Form
                                                                                       10-Q/A Filed February 7, 2005

         10.3         Amended and Restated Stock Option Plan and Restricted Stock      Incorporated by reference to Form
                      Plan*                                                            S-8 Filed March 26, 2001

         10.4         Deferred Compensation Plan*                                      Incorporated by reference to Form
                                                                                       10-Q Filed November 15, 2004

         10.5         Human Resources and Payroll Services Agreement between           Filed Herewith
                      Republic First Bank and BSC Services Corp. dated January 1,
                      2005

         10.6         Operation and Data Processing Services Agreement between         Filed Herewith
                      Republic First Bank and BSC Services Corp. dated January 1,
                      2005


REPUBLIC FIRST BANCORP | 42



         10.7         Compliance Services Agreement between Republic First Bank        Filed Herewith
                      and BSC Services Corp. dated January 1, 2005

         10.8         Financial Accounting and Reporting Services Agreement            Filed Herewith
                      between Republic First bank and BSC Services Corp. dated
                      January 1, 2005

         21.1         Subsidiaries of the Company                                      Filed Herewith

         23.1         Consent of Independent Registered Public Accounting Firm         Filed Herewith

         31.1         Certification of Chairman and Chief Executive Officer of         Filed herewith
                      Republic First Bancorp, Inc. pursuant to Commission Rule
                      13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

         31.2         Certification of Vice President and Chief Financial Officer      Filed herewith
                      of Republic First Bancorp, Inc. pursuant to Commission Rule
                      13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

         32.1         Certification under Section 906 of the Sarbanes Oxley Act        Filed Herewith
                      of Harry D. Madonna.

         32.2         Certification under Section 906 of the Sarbanes Oxley Act        Filed Herewith
                      of Paul Frenkiel.

*        Constitutes a compensation agreement or arrangement.

                                                     REPUBLIC FIRST BANCORP | 43


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                      REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 18, 2005                       By:/s/ Harry D. Madonna
                                              ----------------------------------
                                              Harry D. Madonna
                                              President and
                                              Chief Executive Officer

Date: March 18, 2005                       By:/s/ Paul Frenkiel
                                              ----------------------------------
                                              Paul Frenkiel,
                                              Executive Vice President and
                                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 18, 2005

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


                                            /s/ Harry D. Madonna
                                            -----------------------------------
                                            Harry D. Madonna, Director and
                                            Chairman of the Board


                                            /s/ Kenneth Adelberg
                                            -----------------------------------
                                            Kenneth Adelberg, Director


                                            /s/ William Batoff
                                            -----------------------------------
                                            William Batoff, Director


                                            /s/ Robert Coleman
                                            -----------------------------------
                                            Robert Coleman, Director


                                            /s/ Barry L. Spevak
                                            -----------------------------------
                                            Barry L. Spevak, Director


                                            /s/ Lyle W. Hall
                                            -----------------------------------
                                            Lyle W. Hall, Director


REPUBLIC FIRST BANCORP | 44

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                       OF

                          REPUBLIC FIRST BANCORP, INC.
                                                                        Page

Report of Independent Registered Accounting Firm                         46

Consolidated Balance Sheets as of December 31, 2004 and 2003             47

Consolidated Statements of Income
for the years ended December 31, 2004, 2003 and 2002                     48

Consolidated Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002                     49

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2004, 2003 and 2002                     50

Notes to Consolidated Financial Statements                               51


                                                     REPUBLIC FIRST BANCORP | 45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and
Shareholders of Republic First Bancorp, Inc.



         We have audited the accompanying consolidated statements of financial position of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



         We also have audited, in accordance with the interim standards adopted by the Public Company Accounting Oversight Board (United States), the effectiveness of Republic First Bank's (a subsidiary of Republic First Bancorp, Inc.) internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2005 expressed an unqualified opinion on management's assertion that Republic First Bancorp, Inc. maintained effective internal control over financial reporting.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 24, 2005


REPUBLIC FIRST BANCORP | 46


                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                                                        2004       2003
                                                                                      --------   --------
ASSETS:
Cash and due from banks ...........................................................   $ 21,313   $ 28,103
Interest bearing deposits with banks ..............................................        663      3,547
Federal funds sold ................................................................     23,030     38,952
                                                                                      --------   --------
     Total cash and cash equivalents ..............................................     45,006     70,602

Other interest-earning restricted cash ............................................      2,923      3,483
Investment securities available for sale, at fair value ...........................     44,941     61,686
Investment securities held to maturity, at amortized cost
     (fair value of $5,448 and $8,300  respectively) ..............................      5,427      8,260
Loans receivable, (net of allowance for loan losses of $7,733 and $8,696
        respectively) .............................................................    582,919    479,523
Premises and equipment, net .......................................................      5,026      4,412
Other real estate owned, net ......................................................        137        207
Accrued interest receivable .......................................................      3,587      3,710
Bank owned life insurance .........................................................     12,185     11,763
Other assets ......................................................................     18,261     11,146
                                                                                      --------   --------
     Total Assets .................................................................   $720,412   $654,792
                                                                                      ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand -- non-interest-bearing ....................................................   $104,923   $ 82,311
Demand -- interest-bearing ........................................................     55,219     73,315
Money market and savings ..........................................................    194,265    110,389
Time less than $100,000 ...........................................................    102,012    102,508
Time over $100,000 ................................................................     88,977     85,082
                                                                                      --------   --------
     Total Deposits ...............................................................    545,396    453,605

Short-term borrowings .............................................................     61,090      2,852
FHLB advances .....................................................................     25,000    125,000
Accrued interest payable ..........................................................      2,146      2,841
Other liabilities .................................................................     15,370      8,118
Subordinated debt .................................................................      6,186       --
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior obligations of the corporation .........................       --        6,000
                                                                                      --------   --------
     Total Liabilities ............................................................   $655,188   $598,416
                                                                                      --------   --------
Commitments and contingencies
Shareholders' Equity:
Common stock, par value $0.01 per share; 20,000,000 shares authorized; shares issued 7,428,681 as of December 31, 2004 and
     7,367,426 as of December 31, 2003............................................          74         67
Additional paid in capital........................................................      42,494     33,396
Retained earnings.................................................................      23,867     23,674
Treasury stock at cost (192,689 shares)...........................................     (1,541)     (1,541)
Accumulated other comprehensive income............................................         330        780
                                                                                      --------   --------
     Total Shareholders' Equity...................................................      65,224     56,376
                                                                                      --------   --------
     Total Liabilities and Shareholders' Equity...................................    $720,412   $654,792
                                                                                      ========   ========
                (See notes to consolidated financial statements)



                                                     REPUBLIC FIRST BANCORP | 47


                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2004, 2003 and 2002
                  (Dollars in thousands, except per share data)

                                                                                      2004          2003           2002
                                                                                   -----------   -----------    -----------
Interest income:
     Interest and fees on loans.................................................      $34,994       $38,651        $37,080
     Interest on federal funds sold and other interest-earning assets...........          682           895            759
     Interest and dividends on investment securities............................        2,054         2,858          6,284
                                                                                   -----------   -----------    -----------
                                                                                       37,730        42,404         44,123
                                                                                   -----------   -----------    -----------

Interest expense:
     Demand - interest bearing..................................................          352           448            497
     Money market and savings...................................................        2,425         1,708          1,907
     Time less than $100,000....................................................        3,074         4,088          5,963
     Time over $100,000.........................................................        2,079         2,155          3,327
     Other borrowings...........................................................        7,201         8,254          8,468
                                                                                   -----------   -----------    -----------
                                                                                       15,131        16,653         20,162
                                                                                   -----------   -----------    -----------
Net interest income.............................................................       22,599        25,751         23,961
Provision for loan losses.......................................................        1,149         6,764          5,303
                                                                                   -----------   -----------    -----------
Net interest income after provision for loan losses.............................       21,450        18,987         18,658
                                                                                   -----------   -----------    -----------

Non-interest income:
     Loan advisory and servicing fees...........................................          541           585          1,218
     Service fees on deposit accounts...........................................        1,827         1,446          1,227
     Gains on investment securities sold........................................            5             -              -
     Gain on sale of other real estate owned....................................            -           224              -
     Short-term loan fee income.................................................        6,597         4,026              -
     Tax refund products........................................................        1,174           487            761
        Lawsuit damage award....................................................        1,337             -              -
     Other income...............................................................          713           368             76
                                                                                   -----------   -----------    -----------
                                                                                       12,194         7,136          3,282
                                                                                   -----------   -----------    -----------
Non-interest expenses:
     Salaries and employee benefits.............................................       10,092         9,798          8,483
     Occupancy .................................................................        1,627         1,536          1,429
     Depreciation...............................................................        1,338         1,416          1,045
     Legal......................................................................        1,252           986          1,721
     Other real estate .........................................................           81           240          1,452
     Advertising ...............................................................          178           190            413
     Other operating expenses...................................................        5,731         4,559          4,043
                                                                                   -----------   -----------    -----------
                                                                                       20,299        18,725         18,586
                                                                                   -----------   -----------    -----------
Income before income taxes......................................................       13,345         7,398          3,354
                                                                                   -----------   -----------    -----------
Provision for income taxes......................................................        4,405         2,484          1,154
                                                                                   -----------   -----------    -----------
Net Income......................................................................      $ 8,940       $ 4,914        $ 2,200
                                                                                   ===========   ===========    ===========
Net income per share:
Basic ..........................................................................      $  1.24         $0.69        $  0.32
                                                                                   -----------   -----------    -----------
Diluted.........................................................................      $  1.18         $0.66        $  0.31
                                                                                   ===========   ===========    ===========

                (See notes to consolidated financial statements)


REPUBLIC FIRST BANCORP | 48


                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                                    2004          2003           2002
                                                                                  ----------    ----------    -----------
Cash flows from operating activities:
    Net income.............................................................         $ 8,940       $ 4,914        $ 2,200
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses..........................................           1,149         6,764          5,303
        Write down or loss of other real estate owned......................              70            56          1,358
        Gain on sale of other real estate owned............................                         (224)              -
        Depreciation ......................................................           1,338         1,416          1,045
        Gains on sales of securities sold..................................             (5)             -              -
        Amortization of securities.........................................             252           192            317
        Increase in value of business owned life insurance.................           (422)         (263)              -
        Increase in accrued interest receivable and other assets...........         (6,505)       (3,190)        (2,487)
        Increase (decrease) in accrued expenses and other liabilities......           6,764         1,845          (655)
                                                                                  ----------    ----------    -----------
    Net cash provided by operating activities..............................          11,581        11,510          7,081
                                                                                  ----------    ----------    -----------
Cash flows from investing activities:
    Purchase of securities:
        Available for sale.................................................         (7,500)      (31,894)       (17,507)
        Held to maturity...................................................               -       (2,571)        (1,273)
    Proceeds from maturities and calls of securities:
        Available for sale.................................................          11,500         6,500          4,500
        Held to maturity...................................................           2,583            35          2,765
    Proceeds from sale of securities:
        Available for sale.................................................           1,500         1,003              -
    Principal collected on MBS's and CMO's:
        Available for sale.................................................          10,039        48,429         42,364
        Held to maturity...................................................             251         3,546            812
    Net decrease (increase) in loans.......................................       (104,545)      (29,447)          1,023
    Net proceeds from sale of real estate owned............................               -         1,015              -
    Purchase of bank owned life insurance..................................               -      (11,500)              -
    Decrease in other interest-earning restricted cash.....................             560           745            685
    Premises and equipment expenditures....................................         (1,952)         (828)          (834)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) investing activities....................        (87,564)      (14,967)         32,535
                                                                                  ----------    ----------    -----------
Cash flows from financing activities:
    Net proceeds from exercise of stock options............................             358         1,094            189
    Net increase in demand, money market and savings.......................          88,392        32,955         36,113
    Net increase (decrease) in time deposits...............................           3,399      (35,652)       (27,028)
    Net increase in short term borrowings..................................          58,238         2,852              -
    Repayment of long term borrowings......................................       (100,000)             -       (17,500)
                                                                                  ----------    ----------    -----------
    Net cash provided by (used in) financing activities....................          50,387         1,249        (8,226)
                                                                                  ----------    ----------    -----------
Increase (decrease) in cash and cash equivalents...........................        (25,596)       (2,208)         31,390
Cash and cash equivalents, beginning of year...............................          70,602        72,810         41,420
                                                                                  ----------    ----------    -----------
Cash and cash equivalents, end of year.....................................         $45,006       $70,602        $72,810
                                                                                  ==========    ==========    ===========
Supplemental disclosures:
    Interest paid..........................................................          15,826        17,408         20,913
    Income taxes paid......................................................           3,300         2,650          4,025
    Non-monetary transfers from loans to other real estate owned...........       $   1,500       $   207        $   515

                (See notes to consolidated financial statements)


                                                    REPUBLIC FIRST BANCORP | 49



                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                                                  Accumulated
                                                               Additional                            Other          Total
                                     Comprehensive    Common     Paid in    Retained   Treasury  Comprehensive   Shareholders'
                                     Income/(loss)    Stock      Capital    Earnings    Stock    Income (loss)      Equity
                                     -----------------------------------------------------------------------------------------

Balance January 1, 2002................                    $63     $32,117     $16,560  $(1,541)         $(356)      $46,843
                                                    ---------------------------------------------    ----------- ------------

Total other comprehensive income, net
of reclassification adjustments and         2,044            -           -           -         -          2,044        2,044
taxes
Net income for the year................     2,200            -           -       2,200         -              -        2,200
                                       -----------
Total comprehensive income.............   $ 4,244            -           -           -         -              -            -
                                       ===========
Options exercised                                            1         188           -         -              -          189
                                                    ---------------------------------------------    ----------- ------------
Balance December 31, 2002..............                     64      32,305      18,760   (1,541)          1,688       51,276


-----------------------------------------------------------------------------------------------------------------------------

Total other comprehensive loss, net of
reclassification adjustments and taxes.     (908)            -           -           -         -          (908)        (908)
Net income for the year................     4,914            -           -       4,914         -              -        4,914
                                       -----------
Total comprehensive income.............   $ 4,006            -           -           -         -              -            -
                                       ===========
Options exercised......................                      3       1,091           -         -              -        1,094
                                                    ---------------------------------------------    ----------- ------------
Balance December 31, 2003..............                     67      33,396      23,674   (1,541)            780       56,376

-----------------------------------------------------------------------------------------------------------------------------

Total other comprehensive loss, net of
reclassification adjustments and taxes.     (450)            -           -           -         -          (450)        (450)
Net income for the year................     8,940            -           -       8,940         -              -        8,940
                                       -----------
Total comprehensive income.............   $ 8,490            -           -           -         -              -            -
                                       ===========
Stock dividend.........................                      7       8,740     (8,747)         -              -            -
Options exercised......................                      -         358           -         -              -          358
                                                    ---------------------------------------------    ----------- ------------
Balance December 31, 2004..............                    $74     $42,494     $23,867  $(1,541)          $ 330      $65,224
                                                    ---------------------------------------------    ----------- ------------


                (See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP | 50

                  REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization:

     The First Bank of Delaware was spun off by Republic First Bancorp, Inc. (the "Company"), effective January 31, 2005. After that date, the Company became a one-bank holding company.

     At December 31, 2004, the Company was a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiary, Republic First Bank (the PA Bank"), offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     Its other wholly-owned subsidiary, until the January 31, 2005 spin off, was First Bank of Delaware ("DE Bank"); a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County, Delaware. The DE Bank offers many of the same services and financial products as the PA Bank, and additionally offers nationally, short-term consumer loans and other loan products not offered by the PA Bank.

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

     Subsequent Events

     On January 31, 2005, the Board if Directors of the Company declared a pro rata distribution payable to the holders of record of outstanding Company common stock at the close of business on January 31, 2005, the record date of distribution, of one share of First Bank of Delaware (DE Bank) for every share of the Company's common stock outstanding on the record date. As a result of the distribution, all of the outstanding shares of DE Bank common stock were distributed to the Company's shareholders. Immediately following the distribution, the Company and its subsidiaries did not own any shares of DE Bank common stock and DE Bank became an independent public company. DE Bank's common stock is listed Over the Counter (OTC) under the symbol FBOD. The Company and DE Bank have certain agreements in place so that DE Bank can provide certain back office services. A fee will be charged by DE Bank for these services. In accordance with FAS no. 144, the Company will present the operations of DE Bank as discontinued operations for the first quarter 2005.

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

     Short-term consumer loans were first offered through the DE Bank in 2001. At December 31, 2004, there was approximately $1.6 million of short-term consumer loans outstanding, which were originated in Texas. The DE Bank also originates loans in Michigan, California, Arizona, Ohio and other states, and via the internet, which are sold to third parties. Legislation eliminating,



                                                     REPUBLIC FIRST BANCORP | 51
or limiting interest rates upon short-term consumer loans has from time to time been proposed, primarily as a result of fee levels which approximate 17% per $100 borrowed, for two week terms. If such proposals cease, a larger number of competitors may begin offering the product, and increased competition could result in lower fees. Further, the DE Bank uses a small number of marketers under contracts, which can be terminated upon short notice, under various circumstances. The impact of negative conditions influencing the above factors, if any, is not possible to predict.

     The DE Bank offers two tax refund products with Liberty Tax Service. Liberty Tax Service is a nationwide tax service provider that prepares and electronically files federal and state income tax returns ("Tax Refund Products"). Tax Refund Products consist of accelerated check refunds ("ACRs"), and refund anticipation loans ("RALs"). There can be no assurance that revenue levels will increase significantly in future periods.

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

     Restrictions on Cash and Due From Banks:

     The Banks are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2004 and 2003 were $11.4 million and $7.8 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

     Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which the Company is compensated. These funds are not considered cash equivalents because the Company is contractually obligated to provide these funds and is not immediately able to withdraw the funds.

     Investment Securities:

     Debt and equity investment securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as "trading" and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as "investment securities available for sale" and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Gains or losses on disposition are based on the net proceeds and cost of securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. The Company does not have any investment securities designated as trading as of December 31, 2004 and 2003.


REPUBLIC FIRST BANCORP | 52

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

     Fees earned on short-term loans which are not sold are recorded as interest income. At December 31, 2004, there were approximately $1.6 million of these loans outstanding.

     The majority of short-term loans are now sold to third parties effective in the third quarter of 2003. The DE Bank records fees for on sold loans as non-interest income. The DE Bank had total short-term loan participations sold of $26.0 million at December 31, 2004. The Company evaluated these sales and determined that they qualified as such under FASB 140.

     The Company adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability, except for the initial fees received, when guaranteeing obligations unless it


                                                     REPUBLIC FIRST BANCORP | 53
became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2004 are $8.0 million and they expire as follows $6.6 million in 2005, $1.3 million in 2006 and $40,000 after 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

     Other Real Estate Owned:

     Other real estate owned consists of foreclosed assets and is stated at the lower of cost or estimated fair market value less estimated costs to sell the property. Costs to maintain other real estate owned, or deterioration in value of the properties are recognized as period expenses. There is no valuation allowance associated with the Company's other real estate portfolio for the periods presented. At December 31, 2004, the Company had retail stores classified as other real estate owned with a value of $137,000.

     Bank Owned Life Insurance:

     The Company utilizes bank owned life insurance (BOLI) to purchase life insurance on certain employees. The Company is the owner of the policies, which provide certain tax benefits. At December 31, 2004 and 2003, the Company owned $12.2 million and $11.8 million, respectively in BOLI. In 2004 and 2003, the Company respectively recognized $421,000 and $263,000 in related income.

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


REPUBLIC FIRST BANCORP | 54

     Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSE"). Common stock equivalents consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents, which are antidilutive are not included for purposes of this calculation. At December 31, 2004, 2003 and 2002, there were 0, 0, and 75,724 at $6.02 to $8.26 per share of stock options to purchase common stock, which were not included in the computation of earnings per share because the option price is greater than the average market price, respectively.



(In thousands, except per share data)                                    2004              2003              2002
                                                                        --------         ---------         ---------

 Income (numerator for basic and diluted earnings per share)             $8,940            $4,914            $2,200
                                                                        ========         =========         =========


                                                                2004                      2003                   2002
                                                       ------------------------   ---------------------- ---------------------
                                                                        Per                      Per                   Per
                                                           Shares      Share        Shares      Share      Shares     Share
                                                       ------------------------   ---------------------- ---------------------

Weighted average shares outstanding for the period
    (denominator for basic earnings per share)...           7,216,067               7,075,849              6,825,860
Earnings per share -- basic.......................                        $1.24                    $0.69                 $0.32
Effect of dilutive stock options.................             356,431                 325,645                280,367
                                                       ---------------            ------------           ------------
Effect on basic earnings per share of CSE........                         (0.06)                   (0.03)                (0.01)
                                                                      ---------               ----------             ---------
Weighted average shares outstanding- diluted                7,572,498               7,401,494              7,106,227
                                                       ===============            ============           ============
Earnings per share -- diluted.....................                        $1.18                    $0.66                 $0.31
                                                                      =========               ==========             =========



                                                    REPUBLIC FIRST BANCORP | 55

     Stock Based Compensation:


     The company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R, which is effective from the first interim period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Management is currently evaluating the provisions of SFAS 123R.


     At December 31, 2004, the Company had a stock-based employee compensation plan, which is more fully described in note 16. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).



                                                                                Stock Based Compensation
                                                                         ----------------------------------------
                                                                                 (Dollars in thousands)
                                                                               2004         2003          2002
                                                                         ------------ ------------ --------------

 Net income as reported..............................                         $8,940       $4,914         $2,200
 Less : Stock based compensation costs determined under fair value
    based method for all awards......................                            210          366            418
                                                                         ------------ ------------ --------------
 Net income, pro-forma...............................                         $8,730       $4,548         $1,782
                                                                         ------------ ------------ --------------
 Earnings per common share- basic:   As reported                              $ 1.24       $ 0.69         $ 0.32
                                                                         ============ ============ ==============
                                     Pro-forma                                $ 1.21       $ 0.64         $ 0.26
                                                                         ------------ ------------ --------------
Earnings per common share- diluted:  As reported                              $ 1.18       $ 0.66         $ 0.31
                                                                         ------------ ------------ --------------
                                     Pro-forma                                $ 1.16       $ 0.61         $ 0.25
                                                                         ============ ============ ==============



     The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend yields of 0% for all three periods; expected volatility of 35% for 2004, 34% for 2003, and 31% for 2002; risk-free interest rates of 3.48%, 3.48%
and 4.0% respectively and an expected life of 5.0 years for all periods.

     Reclassifications and Restatement for 10% Stock Dividend:

     Certain items in the 2003 and 2002 financial statements and accompanying notes have been reclassified to conform to the 2004 presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these financial statements have been restated for a 10% stock dividend paid on August 24, 2004.



REPUBLIC FIRST BANCORP | 56

     Comprehensive Income:

     The tax effects allocated to each component of "Comprehensive Income" are as follows:



         For the year ended December 31, 2004
         (Dollars in thousands)
                                                                                      Before        Tax      Net of
     Unrealized losses on securities:                                                Tax Amount   Expense  Tax Amount
         Unrealized holding losses arising during                                     -------    -------    -------
              the period ..........................................................   $  (676)   $   229    $  (447)
         Less: Reclassification adjustment for gains
              Included in net income ..............................................        (5)         2         (3)
                                                                                      -------    -------    -------
     Other comprehensive losses ...................................................   $  (681)   $   231    $  (450)
                                                                                      =======    =======    =======


For the year ended December 31, 2003
(Dollars in thousands)

     Unrealized losses on securities:
         Unrealized holding losses arising during
              the period ..........................................................   $(1,374)   $   466    $  (908)
         Less: Reclassification adjustment for gains
              Included in net income ..............................................      --         --         --
                                                                                      -------    -------    -------
     Other comprehensive loss .....................................................   $(1,374)   $   466    $  (908)
                                                                                      =======    =======    =======

For the year ended December 31, 2002
(Dollars in thousands)
                                                                                      Before        Tax      Net of
                                                                                     Tax Amount   Expense  Tax Amount
                                                                                      -------    -------    -------

     Unrealized gains on securities:
         Unrealized holding gains arising during
              the period ..........................................................   $ 3,097    $(1,053)   $ 2,044
         Less: Reclassification adjustment for gains
              Included in net income ..............................................      --         --         --
                                                                                      -------    -------    -------
     Other comprehensive income ...................................................   $ 3,097    $(1,053)   $ 2,044
                                                                                      =======    =======    =======



     Variable Interest Entity:

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

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position


                                                    REPUBLIC FIRST BANCORP | 57
or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

     Recent Accounting Pronouncements:

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


     The company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro



REPUBLIC FIRST BANCORP | 58
forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R, which is effective from the first interim period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Management is currently evaluating the provisions of SFAS 123R.


3.   Investment Securities:

     Investment securities available for sale as of December 31, 2004 are as follows:



                                                                                    Gross          Gross
(Dollars in thousands)                                         Amortized Cost    Unrealized     Unrealized        Fair
                                                                                    Gains         Losses         Value
                                                              ----------------- --------------  ------------   -----------
U.S. Government Agencies..................................           $ 20,258          $    -        $   -        $20,102
                                                                                                      (156)
Mortgage Backed Securities................................             13,675             600           (9)        14,266
Other Debt  Securities....................................             10,506             101          (34)        10,573
                                                              ----------------  --------------  ------------   -----------
     Total................................................           $ 44,439          $  701        $(199)       $44,941
                                                              ================  ==============  ============   ===========

     Investment securities held to maturity as of December 31, 2004 are as follows:


(Dollars in thousands)                                                              Gross         Gross
                                                               Amortized Cost    Unrealized     Unrealized        Fair
                                                                                    Gains         Losses         Value
                                                              ----------------- --------------  ------------   -----------
U.S. Government Agencies..................................           $      3          $    -        $    -       $     3
Mortgage Backed Securities................................                108               7             -           115
Other Securities..........................................              5,316              14             -         5,330
                                                              ----------------  --------------  ------------   -----------
     Total................................................           $  5,427          $   21        $    -       $ 5,448
                                                              ================  ==============  ============   ===========

     Investment securities available for sale as of December 31, 2003 are as follows:

                                                                                    Gross          Gross
(Dollars in thousands)                                         Amortized Cost    Unrealized     Unrealized        Fair
                                                                                    Gains         Losses         Value
                                                              ----------------- --------------  ------------   -----------
U.S. Government Agencies..................................           $ 24,425          $   10        $    -       $24,435
Mortgage Backed Securities and CMOs.......................             24,235           1,067          (16)        25,286
Other Debt  Securities....................................             11,843             142          (20)        11,965
                                                              ----------------  --------------  ------------   -----------
     Total................................................           $ 60,503          $1,219        $ (36)       $61,686
                                                              ================  ==============  ============   ===========

     Investment securities held to maturity as of December 31, 2003 are as follows:

                                                                                    Gross          Gross
(Dollars in thousands)                                         Amortized Cost    Unrealized     Unrealized        Fair
                                                                                    Gains         Losses         Value
                                                              ----------------- --------------  ------------   -----------

U.S. Government Agencies..................................           $     68          $    -        $    -       $    68
Mortgage Backed Securities and CMOs.......................                265              18             -           283
Other Securities..........................................              7,927              22             -         7,949
                                                              ----------------  --------------  ------------   -----------
     Total................................................           $  8,260          $   40        $    -       $ 8,300
                                                              ================  ==============  ============   ===========



     The securities portfolio consists primarily of U.S government agency securities, mortgage backed securities, corporate bonds, trust preferred securities and FHLB stock. The Company's ALCO reviews all security purchases to ensure compliance with security policy guidelines. Included in other securities are investments in the stock of the Federal Home Loan Bank of Pittsburgh of $4.6 million and $7.2 million at December 31, 2004 and 2003, respectively. The Federal Home Loan Bank stocks are recorded at cost, which approximates liquidation value.


                                                    REPUBLIC FIRST BANCORP | 59

     The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2004, is as follows:



                                                                     Available for Sale               Held to Maturity
                                                              ----------------------------------  -------------------------
                                                                 Amortized         Estimated       Amortized    Estimated
(Dollars in thousands)                                             Cost           Fair Value         Cost       Fair Value
                                                              ----------------  ----------------  ------------  -----------

Due in 1 year or less.....................................            $20,107           $19,950        $  150       $  150
After 1 year to 5 years...................................                151               152           155          155
After 5 years to 10 years.................................                781               825           103          103
After 10 years............................................             23,400            24,014           201          222
No stated maturity........................................                  -                 -         4,818        4,818
                                                              ----------------  ----------------  ------------  -----------
     Total................................................            $44,439           $44,941        $5,427       $5,448
                                                              ================  ================  ============  ===========


     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers have the right to call or prepay obligations with or without prepayment penalties.

     The Company did not realize any material gains or losses on the sale of securities during 2004 or 2003.

     At December 31, 2004 and 2003, investment securities in the amount of approximately $ 4.0 million and $21.6 million respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

     Temporarily impaired securities as of December 31, 2004 are as follows:



(Dollars in thousands)                        Less than 12 months           12 Months or more               Total
                                            -------------------------      --------------------      ---------------------
Description of Securities                     Fair         Unrealized        Fair     Unrealized     Fair       Unrealized
                                             Value           Losses         Value       Losses       Value        Losses
                                             -------         -------       -------      -------      -------      -------
     US Government Agencies                  $ 3,086         $    24       $16,864      $   132      $19,950      $   156
     Mortgage Backed Securities                  993               7         2,996           27        3,989           34
     Other Debt Securities                       132               1           268            8          400            9
                                             -------         -------       -------      -------      -------      -------
     Total Temporarily Impaired Securities   $ 4,211         $    32       $20,128      $   167      $24,339      $   199
                                             =======         =======       =======      =======      =======      =======




     The impairment of the investment portfolio at December 31, 2004 totaled $199,000 in 13 securities totaling $24.3 million at December 31, 2004. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.



     Temporarily impaired securities as of December 31, 2003 are as follows:

(Dollars in thousands)                        Less than 12 months           12 Months or more                  Total
                                            ------------------------    -------------------------- -- -------------------------
Description of Securities                     Fair       Unrealized        Fair        Unrealized       Fair        Unrealized
                                             Value         Losses         Value          Losses         Value       Losses
                                            ---------    -----------    -----------    ----------- -- ----------    -----------
Mortgage Backed Securities                        $-             $-         $3,290            $36        $3,290            $36
                                            ---------    -----------    -----------    -----------    ----------    -----------
Total Temporarily Impaired Securities             $-             $-         $3,290            $36        $3,290            $36
                                            =========    ===========    ===========    ===========    ==========    ===========



     The impairment of the investment portfolio at December 31, 2003 totaled $36,000 in 6 securities totaling $3.3 million at December 31, 2003. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.


REPUBLIC FIRST BANCORP | 60

4.   Loans Receivable:



     Loans receivable consist of the following at December 31,

         (Dollars in thousands)                                             2004               2003
                                                                      -----------------   ----------------

         Commercial and Industrial.................................           $ 70,914           $ 65,729
         Real Estate - commercial..................................            375,861            303,603
         Construction and land development.........................            117,388             88,850
         Real Estate - residential (1).............................              8,219             14,875
         Consumer and other........................................             18,890             16,147
                                                                      -----------------   ----------------
         Loans receivable..........................................            591,272            489,204
         Less deferred loan fees...................................              (620)              (985)
         Less allowance for loan losses............................            (7,733)            (8,696)
                                                                      -----------------   ----------------
         Total loans receivable, net ..............................           $582,919           $479,523
                                                                      =================   ================


----------
(1) Real estate - residential is comprised of jumbo residential first mortgage loans for both years presented.

     The recorded investment in loans which are impaired in accordance with SFAS 114, totaled $5.0 million, $5.5 million and $3.0 million at December 31, 2004, 2003 and 2002 respectively. The amounts of related valuation allowances were $
1.2 million, $1.4 million and $665,000 respectively at those dates. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was approximately $5.3 million, $3.6 million and $3.4 million respectively. The Banks did not realize any interest on impaired loans during 2004, 2003 or 2002. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     As of December 31, 2004, 2003 and 2002, there were loans of approximately $5.0 million, $5.5 million and $3.0 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $399,000, $285,000 and $241,000 for 2004, 2003 and 2002 respectively. Loans past due 90 days and accruing totaled $0, and $3.1 million, respectively, at December 31, 2004 and December 31, 2003.

     The majority of loans outstanding are with borrowers in the Company's marketplace, Philadelphia and surrounding suburbs, including southern New
Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company's loans is in part dependent upon general economic conditions affecting the Company's market place and specific industries. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2004, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $163.5 million, which represented 27.7% of gross loans receivable at December 31, 2004. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

     Included in loans are loans due from directors and other related parties of $20.8 million and $8.0 million at December 31, 2004 and 2003, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the year ended December 31, 2004.


  (Dollars in thousands)                              2004         2003
                                                      ----         ----

  Balance at beginning of year....................  $  8,013      $ 4,395
  Additions.......................................    13,760        4,510
  Repayments......................................     (956)        (892)
                                                   ----------  -----------
  Balance at end of year..........................  $ 20,817      $ 8,013
                                                   ==========  ===========


                                                    REPUBLIC FIRST BANCORP | 61

     Harry D. Madonna is of counsel to Spector Gadon and Rosen effective January 2, 2002. In 2004, 2003 and 2002 the Company paid $1,250,432, $1,044,000 and
$1,338,000, respectively, in legal fees to that firm which were primarily for loan workout and collection matters.

5.   Allowance for Loan Losses:

     Changes in the allowance for loan losses for the years ended December 31, are as follows:


          (Dollars in thousands)                                                      2004         2003         2002
                                                                                   ------------ -----------  -----------

          Balance at beginning of year......................................            $8,696      $6,642       $5,431
          Charge-offs.......................................................           (3,703)     (6,110)      (4,215)
          Recoveries........................................................             1,591       1,400          123
          Provision for loan losses.........................................             1,149       6,764        5,303
                                                                                   ------------ -----------  -----------
          Balance at end of year............................................            $7,733      $8,696       $6,642
                                                                                   ============ ===========  ===========



6.   Premises and Equipment:

     A summary of premises and equipment is as follows:

          (Dollars in thousands)                                            Useful lives      2004          2003
                                                                            ------------  ---------------------------

          Furniture and equipment.........................................  3 to 10 years        $7,895       $6,810
          Bank building...................................................  40 years              1,926        1,921
          Leasehold improvements..........................................  20 years              2,786        1,924
                                                                                          ---------------------------
                                                                                                 12,607       10,655
          Less accumulated depreciation...................................                      (7,581)      (6,243)
                                                                                          ---------------------------
          Net premises and equipment......................................                       $5,026       $4,412
                                                                                          ===========================


     Depreciation expense on premises, equipment and leasehold improvements amounted to $1.3 million, $1.4 million and $1.0 million in 2004, 2003 and 2002 respectively.

7.   Borrowings:

     The PA Bank has a line of credit for $10.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2004, the PA Bank had $0 outstanding on this line.

     The PA Bank has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $186.7 million as of December 31, 2004. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2004 and 2003, there were $25.0 million and $125.0 million respectively of term advances, outstanding on these lines of credit. As of December 31, 2004 and 2003, there were $61.1 million and $2.8 million of overnight advances outstanding against these lines. The remaining $25.0 million borrowing matures February 2005. The Federal Home Loan Bank has the option to convert terms borrowings from a fixed rate to a variable rate.

     The contractual maturity of the Company's borrowings at December 31, 2004, is as follows:

                                                                     Weighted
  (Dollars in thousands)                           Amount          Average Rate
                                                -------------    ---------------
  Maturing in:
       2005.................................         $25,000             6.71%
                                                -------------      ------------

     Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

     On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering, issued $6.0 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after


REPUBLIC FIRST BANCORP | 62
five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate ("Libor"). The interest rates at December 31, 2004 and 2003 were 5.61% and 4.81%, respectively. The interest rate cap of 11% is effective through the initial 5-year call date.

8.   Deposits:

     The following is a breakdown, by contractual maturities of the Company's time certificate of deposits for the years 2005 through 2009 and beyond, which includes brokered certificates of deposit of approximately $45.0 million with original terms of three months.



(Dollars in thousands)                  2005       2006        2007        2008         2009      Thereafter      Total
                                      ---------------------- ----------   --------   -----------  ------------ ------------

Time Certificates of Deposit.......   $86,838     $38,495    $27,170     $7,547       $26,917        $4,022     $190,989
                                      ====================== ==========   ========   ===========  ============ ============




9. Income Taxes:

     The following represents the components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, respectively.

          (Dollars in thousands)                                                        2004        2003        2002
                                                                                      ---------- ----------- -----------
          Current provision
             Federal:
               Current.......................................................            $4,082      $3,063      $1,675
               Deferred .....................................................               323       (579)       (521)
                                                                                      ---------- ----------- -----------
          Total provision for income taxes...................................            $4,405      $2,484      $1,154
                                                                                      ========== =========== ===========

     The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2004, 2003 and 2002.

          (Dollars in thousands)                                                       2004         2003         2002
                                                                                    ------------ ------------ ------------

          Tax provision computed at statutory rate..........................             $4,538       $2,515       $1,143
          Amortization of negative goodwill.................................                  -            -            -
          State tax, net of federal benefit.................................                  -            -            -
          Other.............................................................              (133)         (31)           11
                                                                                    ------------ ------------ ------------
               Total provision for income taxes.............................             $4,405       $2,484       $1,154
                                                                                    ============ ============ ============



     The approximate tax effect of each type of temporary difference and carry-forward that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2004 and 2003 are as follows:



                                                                                        2004           2003
                                                                                     ------------   ------------

          Allowance for loan losses.........................................              $2,630         $2,958
          Deferred compensation.............................................                 642            606
          Unrealized gain on securities available for sale .................               (172)          (403)
          Depreciation......................................................                (45)           (61)
          Deferred loan costs...............................................               (589)          (541)
          Prepaid expenses..................................................                (17)           (18)
                                                                                     ------------   ------------
          Net deferred tax asset............................................              $2,449         $2,541
                                                                                     ============   ============



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


                                                     REPUBLIC FIRST BANCORP | 63

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $156.6 million and $94.8 million and standby letters of credit of approximately $8.0 million and $4.0 million at December 31, 2004 and 2003, respectively. The increase in commitments reflects increases in commercial lending. However, commitments may often expire without being drawn upon. Of the $156.6 million of commitments to extend credit at December 31, 2004, substantially all were variable rate commitments.

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

11.  Commitments:

     Lease Arrangements:

     As of December 31, 2004, the Company had entered into non-cancelable leases expiring through September 30, 2011. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

          (Dollars in thousands)
          Year Ended                                                Amount
          ------------                                           ----------

          2005..............................................       $ 1,056
          2006..............................................         1,010
          2007..............................................           636
          2008..............................................           307
          2009 .............................................           106
          thereafter .......................................           137
                                                                 ----------
          Total.............................................       $ 3,252
                                                                 ==========

     The Company incurred rent expense of $1,029,000, $968,000 and $936,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Prior to 2001, the Company participated in a joint venture with the MBM/ATM Group Ltd. Although the Company's participation in the venture was terminated, the Company remains contingently liable on the following repayments:

         (Dollars in thousands)
         Year Ended                                                Amount
         ------------                                            ---------

         2005...............................................       $    15
                                                                 =========

REPUBLIC FIRST BANCORP | 64

     The Company did not incur rent and expense on these machines during 2004, 2003 and 2002, respectively.

     Employment Agreements:

     The Company has entered into employment agreements with the President of the Company and the President of the Bank, which provide for the payment of base salary and certain benefits through the year 2007. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2004, is approximately $ 1.4 million.

     Other:

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

12.  Regulatory Capital:

     Dividend payments by the PA Bank to the Company are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, the PA Bank would be limited to $32.2 million of dividends plus an additional amount equal to its net profit for 2005, up to the date of any such dividend declaration. Dividend payments by the DE Bank are similarly limited by the FDIC and the Delaware Bank Commissioner to $6.2 million plus an additional amount equal to its net profit for 2005. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2005.

     During 2003 the Boards of Directors of the Banks filed applications with the Federal Reserve Board to withdraw their memberships in the Federal Reserve Bank System and filed applications with the FDIC to continue deposit insurance. The applications were accepted by both regulators, such that the Banks are now insured and regulated by the FDIC.

     As part of the transition, the DE Bank entered into a Memorandum of Understanding with the FDIC and the Office of the State Bank Commissioner ("Delaware Commissioner") which Memorandum of Understanding requires, among other things, that in the event the FDIC and the Delaware Commissioner determine that the short-term loan (payday loans) program of the DE Bank is not operated in a safe and sound manner and request in writing that the DE Bank cease making such short-term loans, the DE Bank will provide a strategy for exiting the short-term loan program. After management discussions with the FDIC and the Delaware Commissioner, the Board of Directors of the DE Bank determined to continue the short-term loan program in accordance with the provisions of the guidelines issued by the FDIC and the laws and regulations of the State of Delaware. As of December 31, 2004 the Memoranda of Understanding was still in effect.


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

     Management believes that the Banks meet, as of December 31, 2004, all capital adequacy requirements to which it is subject. As of December 31, 2004, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed the Banks' category.


                                                     REPUBLIC FIRST BANCORP | 65

     The following table presents the Company's capital regulatory ratios at December 31, 2004 and 2003:



                                                                                                          To be well
                                                                                                       capitalized under
                                                                                    For Capital       regulatory capital
                                                               Actual            Adequacy Purposes        guidelines
                                                       -----------------------  --------------------  --------------------
(Dollars in thousands)                                  Amount        Ratio      Amount     Ratio      Amount     Ratio
                                                       ----------   ----------  ---------- ---------  ---------  ---------

At December 31, 2004
Total risk based capital
     Republic First Bank.............................    $64,251       12.09%     $42,526     8.00%    $53,158     10.00%
     First Bank of DE................................     11,948       26.27%       3,638     8.00%      4,548     10.00%
     Republic First Bancorp, Inc.....................     78,120       13.53%      46,203     8.00%          -          -

Tier one risk based capital
     Republic First Bank.............................     57,606       10.84%      21,263     4.00%     31,895      6.00%
     First Bank of DE................................     11,374       25.01%       1,819     4.00%      2,729      6.00%
     Republic First Bancorp, Inc.....................     70,894       12.28%      23,102     4.00%          -          -

Tier one leverage capital
     Republic First Bank.............................     57,606        9.25%      31,143     5.00%     31,143      5.00%
     First Bank of DE................................     11,374       20.56%       2,766     5.00%      2,766      5.00%
     Republic First Bancorp, Inc.....................     70,894       10.43%      33,982     5.00%          -          -

At December 31, 2003
Total risk based capital
     Republic First Bank.............................    $57,417       12.57%     $36,534     8.00%    $45,667     10.00%
     First Bank of DE................................      8,399       29.06%       2,312     8.00%      2,891     10.00%
     Republic First Bancorp, Inc.....................     67,436       13.92%      38,765     8.00%          -          -

Tier one risk based capital
     Republic First Bank.............................     51,689       11.32%      18,267     4.00%     27,475      6.00%
     First Bank of DE................................      8,025       27.76%       1,156     4.00%      1,734      6.00%
     Republic First Bancorp, Inc.....................     61,346       12.66%      19,382     4.00%          -          -

Tier one leverage capital
     Republic First Bank.............................     51,689        8.77%      29,475     5.00%     29,475      5.00%
     First Bank of DE................................      8,025       16.55%       2,410     5.00%      2,410      5.00%
     Republic First Bancorp, Inc.....................     61,346        9.64%      31,817     5.00%          -          -



REPUBLIC FIRST BANCORP | 66

13.      Benefit Plans:

     Supplemental Retirement Plan:

     The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2004, approximately $400,000 remained to be paid. A life insurance contract has been purchased to insure against all of the payments, which may be required prior to the originally anticipated retirement date of the officer.

     Defined Contribution Plan:

     The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Banks limited to 4%. The total expense relating to the plan was $168,000 in 2004 and $169,000 in 2003 and 2002.

     Directors' and Officers' Plans:

     The Company has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain of the Banks' Directors and officers, ranging from $15,000 to $25,000 per year for ten years. The plan was modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2004, 2004, and 2002 totaled $942,000, $886,000, and $834,000, respectively. The expense for the years ended December 31, 2004, 2003 and 2002, was $172,000 in each of those years. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $1.9 million, $1.8 million, and $1.7 million at December 31, 2004, 2003 and 2002, respectively, which is included in other assets. In 2004, the Company adopted a deferred compensation plan for certain officers, which provided for deferral of 20% of base salary. For 2004, the Company accrued $313,000 for that plan.

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

     Bank Owned Life insurance:

     The fair value of bank owned life insurance is based on the estimated realizable market value of the underlying investments and insurance reserves.


                                                     REPUBLIC FIRST BANCORP | 67

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

     At December 31, 2004 and December 31, 2003, the carrying amount and the estimated fair value of the Company's financial instruments are as follows:



                                                                    December 31, 2004              December 31, 2003
                                                              -------------------------------  ---------------------------
                                                                Carrying          Fair           Carrying        Fair
(Dollars in Thousands)                                           Amount           Value           Amount        Value
                                                              -------------- ----------------  ---------------------------

Balance Sheet Data:
    Financial Assets:
       Cash and cash equivalents............................       $ 45,006         $ 45,006        $ 70,602     $ 70,602
       Other interest-earning restricted cash...............          2,923            2,923           3,483        3,483
       Investment securities available for sale.............         44,941           44,941          61,686       61,686
       Investment securities held to maturity...............          5,427            5,448           8,260        8,300
       Loans receivable, net................................        582,919          584,010         479,523      483,300
       Bank owned life insurance............................         12,185           12,185          11,763       11,763
       Accrued interest receivable..........................          3,587            3,587           3,710        3,710

    Financial Liabilities:
       Deposits:
          Demand, savings and money market..................       $354,407         $354,407        $266,015     $266,015
          Time..............................................        190,989          187,708         187,590      188,005
       Subordinated debt....................................          6,186            6,186               -            -
       Corporation-obligated mandatorily
       redeemable capital securities of
       Subsidiary trust company solely junior
       Obligations of the corporation.......................              -                -           6,000        6,000
       Short-term borrowings................................         61,090           61,090           2,852        2,852
       FHLB advances........................................         25,000           25,165         125,000      128,883
       Accrued interest payable.............................          2,146            2,146           2,841        2,841


                                                                    December 31, 2004              December 31, 2003
                                                              -------------------------------  ---------------------------
                                                                Notional          Fair           Notional        Fair
(Dollars in Thousands)                                           Amount           Value           Amount        Value
                                                              -------------- ----------------  ---------------------------

Off Balance Sheet Data:
Commitments to extend credit                                       $156,636         $  1,566        $ 94,781     $    947
Letters of credit                                                     7,963               80           3,962           40



REPUBLIC FIRST BANCORP | 68

15.  Parent Company Financial Information

     The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.



                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Dollars in thousands)

                                                                                                  2004           2003
                                                                                               -----------     ----------
ASSETS:
    Cash................................................................................          $   962        $   837
      Corporation-obligated mandatorily redeemable
          capital securities of subsidiary trust holding junior
         obligations of the corporation.................................................              186              -
    Investment in subsidiaries..........................................................           69,311         60,744
    Other assets........................................................................              973            962
                                                                                               -----------     ----------
       Total Assets.....................................................................          $71,432        $62,543
                                                                                               ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
    Accrued expenses....................................................................          $    22        $   167
    Corporation-obligated mandatorily redeemable
        securities of subsidiary trust holding solely junior
        subordinated debentures of the corporation......................................            6,186          6,000
                                                                                               -----------     ----------
       Total Liabilities................................................................            6,208          6,167
                                                                                               -----------     ----------

Shareholders' Equity:
    Common stock........................................................................               74             67
    Additional paid in capital..........................................................           42,494         33,396
    Retained earnings...................................................................           23,867         23,674
    Treasury stock at cost (192,689 shares).............................................          (1,541)        (1,541)
    Accumulated other comprehensive income..............................................              330            780
                                                                                               -----------     ----------
       Total Shareholders' Equity.......................................................           65,224         56,376
                                                                                               -----------     ----------
       Total Liabilities and Shareholders' Equity.......................................          $71,432        $62,543
                                                                                               ===========     ==========




                                                    REPUBLIC FIRST BANCORP | 69



            STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                          2004         2003        2002
                                                                         --------    --------    --------
     Interest income .................................................   $     12    $      3    $      3
     Dividend income from subsidiaries ...............................        324         372         392
                                                                         --------    --------    --------
     Total income ....................................................        336         375         395
     Trust preferred interest expense ................................        324         372         392
     Expenses ........................................................        128          11         220
                                                                         --------    --------    --------
     Total expenses ..................................................        452         383         612
                                                                         --------    --------    --------
     Net income (loss) before taxes ..................................       (116)         (8)       (217)
                                                                         --------    --------    --------
     Federal income tax benefit ......................................        (39)         (3)       (201)
                                                                         --------    --------    --------
     Net income (loss) before undistributed income of subsidiary .....        (77)         (5)        (16)
                                                                         --------    --------    --------
     Equity in undistributed income of subsidiary ....................      9,017       4,919       2,216
                                                                         --------    --------    --------
     Net income ......................................................   $  8,940    $  4,914    $  2,200
                                                                         ========    ========    ========

     Shareholders' equity, beginning of year .........................   $ 56,376    $ 51,276    $ 46,843
     Exercise of stock options .......................................        358       1,094         189
     Net income ......................................................      8,940       4,914       2,200
     Change in unrealized gain (loss) on securities available for sale       (450)       (908)      2,044
                                                                         --------    --------    --------
     Shareholders' equity, end of year ...............................   $ 65,224    $ 56,376    $ 51,276
                                                                         ========    ========    ========

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                          2004       2003       2002
                                                                         -------    -------    -------

     Cash flows from operating activities:
          Net income .................................................   $ 8,940    $ 4,914    $ 2,200
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
              Increase in other assets ...............................       (11)        61          6
              Decrease in other liabilities ..........................      (145)       106         26
              Equity in undistributed income of subsidiaries .........    (9,017)    (4,919)    (2,216)
                                                                         -------    -------    -------
                   Net cash provided by (used in) operating activities      (233)       162         16
                                                                         -------    -------    -------
     Cash flows from investing activities:
          Purchase of subsidiary common stock ........................      --       (1,500)      --
                                                                         -------    -------    -------
                   Net cash used in investing activities .............      --       (1,500)      --
                                                                         -------    -------    -------
     Cash from Financing Activities:
          Exercise of stock options ..................................       358      1,094        189
          Proceeds from issuance of trust preferred securities .......      --         --         --
                                                                         -------    -------    -------
                   Net cash provided by financing activities .........       358      1,094        189
                                                                         -------    -------    -------
     Increase/(decrease) in cash .....................................       125       (244)       205
     Cash, beginning of period .......................................       837      1,081        876
                                                                         -------    -------    -------
     Cash, end of period .............................................   $   962    $   837    $ 1,081
                                                                         =======    =======    =======



REPUBLIC FIRST BANCORP | 70

16.  Stock Based Compensation:

     The Company maintains a Stock Option Plan (the "Plan") under which the Company grants options to its employees and directors. Under the terms of the plan, 1.5 million shares of common stock are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. All options are granted upon approval of the Stock Option Committee of the Board of Directors, consisting of three disinterested members (as defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended). Stock Options are issued to promote the interests of the Company by providing incentives to (i) designated officers and other employees of the Company or a Subsidiary Corporation (as defined herein),
(ii) non-employee members of the Company's Board of Directors and (iii) independent contractors and consultants who may perform services for the Company. The Company believes that the Plan causes participants to contribute materially to the growth of the Company, thereby benefiting the Company's shareholders.



                                                                For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                2004                          2003                         2002
                                      --------------------------   ----------------------------  --------------------------
                                                     Weighted                       Weighted                    Weighted
                                                      Average                        Average                     Average
                                                     Exercise                       Exercise                    Exercise
                                         Shares        Price          Shares          Price         Shares        Price
                                      ------------- ------------   --------------  ------------  ------------- ------------
Outstanding, beginning of year             869,148       $ 5.45          988,145        $ 4.02        854,273       $ 3.68
       Granted                              30,800        11.03          199,833          9.40        204,784         5.32
       Exercised                          (59,125)         5.35        (315,179)          3.47       (51,662)         2.72
       Forfeited                          (14,025)         5.88          (3,651)          5.46       (19,250)         6.70
                                      ------------- ------------   --------------  ------------  ------------- ------------
Outstanding, end of year                   826,798         5.77          869,148          5.45        988,145         4.02
                                      ------------- ------------   --------------  ------------  ------------- ------------
Options exercisable at year-end            793,293         5.55          828,174          5.28        951,249         3.98
                                                    ------------                   ------------                ------------
Weighted average fair value of
options granted during the year                          $ 4.02                         $ 3.38                      $ 1.84
                                                    ------------                   ------------                ------------


     The following table summarizes information about options outstanding at December 31, 2004.

                                 -------------------------------------------------------------------------------------------

                                            Options outstanding                                     Options exercisable
                                 ------------------------------------------                     ----------------------------
                                                  Weighted
                                    Number         Average     Weighted                                         Weighted
    Range of exercise Prices      outstanding     remaining     Average                                          Average
                                  at December    contractual   exercise                                         Exercise
                                   31, 2004     life (years)     price                            Shares          Price
                                 -------------- ---------------------------                    -------------  --------------
            3.24 to 3.86               356,587       4.0           $ 3.49                           356,587          $ 3.49
            4.41 to 6.02               248,813       5.9             5.01                           246,200            5.01
            6.36 to 8.25                42,152       5.9             7.04                            42,152            7.04
            8.26 to 12.05              179,246       9.0            11.09                           148,354           10.98
                                 --------------               ------------                     -------------  --------------
                                       826,798                     $ 5.77                           793,293          $ 5.55
                                 --------------               ------------                     -------------  --------------


REPUBLIC FIRST BANCORP | 71

17.  Segment Reporting:

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

     As a result of the spin off, the First Bank of Delaware and short-term consumer loan segments will be eliminated from the Company's operations, and accordingly, segment reporting. With respect to the tax refund products, the Company plans to continue to purchase tax refund anticipation loans if such loans are available for purchase. However, net interest income and provision for loan losses on such loans, which the Company recognized in 2004 and 2003, if any, cannot be predicted for future periods.

     Segment information for the years ended December 31, 2004, 2003 and 2002 is as follows:






December 31, 2004
(Dollars in thousands)
                                                     Republic                                  Short-term
                                                       First     First Bank of   Tax Refund      Consumer
                                                       Bank         Delaware      Products        Loans         Total
                                                    ------------ --------------- ------------ ------------- -----------

Net interest income..............................      $ 17,910      $  1,779       $  1,026     $  1,884     $ 22,599
Provision for loan losses........................       (1,014)            70            700        1,393        1,149
Non-interest income..............................         4,231           192          1,174        6,597       12,194
Non-interest expenses............................        15,088         1,614            894        2,703       20,299
Net income ......................................      $  5,405      $    192       $    406     $  2,937     $  8,940
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $661,804      $ 55,081       $      -     $  3,527     $720,412
Total loans, net.................................       549,688        39,355              -        1,609      590,652
Total deposits...................................       507,684        37,712              -            -      545,396


REPUBLIC FIRST BANCORP | 72



December 31, 2003
(Dollars in thousands)
                                                     Republic    First Bank of   Tax Refund   Short-term
                                                       First        Delaware      Products     Consumer       Total
                                                       Bank                                      Loans
                                                    ------------ --------------- -------------------------- -----------

Net interest income .............................      $ 14,996      $  1,499       $  1,191     $  8,065     $ 25,751
Provision for loan losses........................           360           121          1,042        5,241        6,764
Non-interest income..............................         2,359           264            487        4,026        7,136
Non-interest expenses............................        14,264         1,572            633        2,256       18,725
Net income.......................................      $  1,931      $     46       $      2     $  2,935     $  4,914
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $610,255      $ 38,564       $      -     $  5,973     $654,792
Total loans, net.................................       452,491        26,357              -          675      479,523
Total deposits...................................       420,358        33,247              -            -      453,605




December 31, 2002
(Dollars in thousands)
                                                     Republic    First Bank of   Tax Refund   Short-term
                                                       First        Delaware      Products     Consumer       Total
                                                       Bank                                      Loans
                                                    ------------ --------------- -------------------------- -----------

Net interest income (loss).......................      $ 17,972       $ 1,468       $   (21)     $  4,542     $ 23,961
Provision for loan losses........................         3,490           260              -        1,553        5,303
Non-interest income..............................         2,009           512            761            -        3,282
Non-interest expenses............................        15,528         1,536            545          977       18,586
Net income.......................................      $    645       $   120       $    130     $  1,305     $  2,200
                                                    ============  ============   ============  ===========  ===========

Selected Balance Sheet Amounts:
Total assets.....................................      $598,853       $42,260       $      -     $  6,579     $647,692
Total loans, net.................................       424,010        28,169              -        4,868      457,047
Total deposits...................................       421,575        34,727              -            -      456,302



REPUBLIC FIRST BANCORP | 73

18.  Quarterly Financial Data (Unaudited):

     The following tables are summary unaudited income statement information for each of the quarters ended during 2004 and 2003.

Summary of Selected Quarterly Consolidated Financial Data

                                     For the Quarter Ended, 2004
                               --------------------------------------
                                Fourth    Third      Second    First
                               -------   -------    -------   -------
  (Dollars in thousands,
  except per share data)

  Income Statement Data:
  Total interest income ....   $10,520   $ 9,377    $ 8,536   $ 9,297
  Total interest expense ...     3,366     3,863      3,929     3,973
                               -------   -------    -------   -------
  Net interest income ......     7,154     5,514      4,607     5,324
  Provision for loan losses        887      (611)        62       811
  Non-interest income ......     2,775     3,842      2,830     2,747
  Non-interest expense .....     5,141     5,346      4,827     4,985
  Federal income tax expense     1,238     1,538        865       764
                               -------   -------    -------   -------
  Net income ...............   $ 2,663   $ 3,083    $ 1,683   $ 1,511
                               =======   =======    =======   =======

  Per Share Data:
  Basic:
      Net income ...........   $  0.37   $  0.43    $  0.23   $  0.21
                               =======   =======    =======   =======

  Diluted:
      Net income ...........   $  0.35   $  0.41    $  0.22   $  0.20
                               =======   =======    =======   =======


                                     For the Quarter Ended, 2003
                               --------------------------------------
(Dollars in thousands,
 except per share data)         Fourth    Third    Second     First
                               -------   -------   -------   -------

  Income Statement Data:
  Total interest income ....   $ 8,124   $ 8,167   $12,554   $13,559
  Total interest expense ...     3,847     4,086     4,260     4,460
                               -------   -------   -------   -------
  Net interest income ......     4,277     4,081     8,294     9,099
  Provision for loan losses        419       647     2,286     3,412
  Non-interest income ......     2,918     2,826       497       895
  Non-interest expense .....     4,928     4,421     4,771     4,605
  Federal income tax expense       611       606       583       684
                               -------   -------   -------   -------
  Net income ...............   $ 1,237   $ 1,233   $ 1,151   $ 1,293
                               =======   =======   =======   =======

  Per Share Data:
  Basic:
      Net income ...........   $  0.18   $  0.16   $  0.16   $  0.19
                               =======   =======   =======   =======

  Diluted:
      Net income ...........   $  0.18   $  0.15   $  0.15   $  0.18
                               =======   =======   =======   =======


REPUBLIC FIRST BANCORP | 74