Form 10-Q
period 2005-03-31
REPUBLIC FIRST BANCORP INC
filed 2005-05-16
CIK 834285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005

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

                                    YES ____         NO   X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              7,598,016 shares of Issuer's Common Stock, par value $0.01 per share, issued and outstanding as of May 13, 2005

                                  Page 1 of 36

                        Exhibit index appears on page 31



                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page
                                                                                                ----
Part I:  Financial Information

Item 1:  Financial Statements (unaudited)                                                         3

Item 2:  Management's Discussion and Analysis of Financial Condition and                         15
         Results of Operations

Item 3:  Quantitative and Qualitative Information about Market Risk                              30

Item 4:  Controls and Procedures                                                                 30

Part II: Other Information

Item 1:  Legal Proceedings                                                                       30

Item 2:  Unregistered Sales of Equity and Use of Proceeds                                        30

Item 3:  Defaults Upon Senior Securities                                                         30

Item 4:  Submission of Matters to a Vote of Security Holders                                     30

Item 5:  Other Information                                                                       30

Item 6:  Exhibits                                                                                31


                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1: FINANCIAL STATEMENTS

Number                                                                                                                      Page
------                                                                                                                      ----


(1)   Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004...........................          4

(2)   Consolidated Statements of Income for the three months ended
      March 31, 2005 and 2004 (unaudited)..........................................................................          5

(3)   Consolidated Statements of Cash Flows for the three months ended
      March 31, 2005 and 2004 (unaudited)..........................................................................          6

(4)   Notes to Consolidated Financial Statements (unaudited).......................................................          7




                   Republic First Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   as of March 31, 2005 and December 31, 2004
                    dollars in thousands, except share data


ASSETS:                                                      March 31, 2005     December 31, 2004
                                                               ---------             ---------
                                                              (unaudited)
Cash and due from banks                                        $  20,601            $  15,900
Interest bearing deposits with banks                               3,843                3,641
Federal funds sold and interest-bearing deposits with banks       61,432               17,162
                                                               ---------            ---------
Total cash and cash equivalents                                   85,876               36,703

Other interest-earning restricted cash                             3,422                2,923
Investment securities available for sale, at fair value           42,591               43,733
Investment securities held to maturity at amortized cost
     (Fair value of $4,020 and $5,448,  respectively)              4,002                5,427
Loans receivable (net of allowance for loan losses of
     $6,713 and $6,684, respectively)                            556,850              543,005
Premises and equipment, net                                        3,899                3,625
Other real estate owned                                              137                  137
Accrued interest receivable                                        2,973                3,390
Business owned life insurance                                     10,679               10,595
Other assets                                                      16,041               15,266
                                                               ---------            ---------
Assets                                                           726,470              664,804
Assets of First Bank of Delaware spin-off                           --                 55,608
                                                               ---------            ---------

Total Assets                                                   $ 726,470            $ 720,412
                                                               =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand - non-interest-bearing                                  $  94,155            $  97,790
Demand - interest-bearing                                         48,606               54,762
Money market and savings                                         254,205              170,980
Time under $100,000                                              106,135               99,690
Time $100,000 or more                                            119,642               87,462
                                                               ---------            ---------
    Total Deposits                                               622,743              510,684

Short-term borrowings                                             33,055               61,090
FHLB Advances                                                       --                 25,000
Accrued interest payable                                           2,255                2,126
Other liabilities                                                  6,392                5,890
Subordinated debt                                                  6,186                6,186
                                                               ---------            ---------
Liabilities                                                      670,631              610,976
Liabilities of First Bank of Delaware spin-off                      --                 44,212

Total Liabilities                                                670,631              655,188
                                                               ---------            ---------
Shareholders' Equity:
Common stock par value $0.01 per share, 20,000,000 shares
   authorized; shares issued 7,428,681 as of
    March 31, 2005 and 7,428,681 as of December 31, 2004              74                   74
Additional paid in capital                                        37,336               37,336
Retained earnings                                                 19,772               17,651
Treasury stock at cost (192,689 shares)                           (1,541)              (1,541)
Accumulated other comprehensive income                               198                  308
                                                               ---------            ---------
Shareholder's Equity                                              55,839               53,828
Shareholder's Equity of First Bank of Delaware spin-off             --                 11,396
                                                               ---------            ---------
Total Shareholders' Equity                                        55,839               65,224
                                                               ---------            ---------
Total Liabilities and Shareholders' Equity                     $ 726,470            $ 720,412
                                                               =========            =========

(See notes to consolidated financial statements)




                                                           Three months ended
                                                              March 31,
                                                            2005      2004
                                                          -------    -------
Interest income:
   Interest and fees on loans                             $ 9,915    $ 7,696
   Interest and dividend income on federal
       funds sold and other interest-earning balances         476        215
   Interest and dividends on investment securities            441        572
                                                          -------    -------
   Total interest income                                   10,832      8,483
                                                          -------    -------

Interest expense:
   Demand interest-bearing                                     85         87
   Money market and savings                                   880        383
   Time under $100,000                                        777        787
   Time $100,000 or more                                    1,254        589
   Other borrowed funds                                       638      2,091
                                                          -------    -------
   Total interest expense                                   3,634      3,937
                                                          -------    -------
Net interest income                                         7,198      4,546
Provision for loan losses                                     703        699
                                                          -------    -------
Net interest income after provision
     for loan losses                                        6,495      3,847
                                                          -------    -------

Non-interest income:
    Loan advisory and servicing fees                          184         70
    Service fees on deposit accounts                          485        353
    Other income                                              474        170
                                                          -------    -------
                                                            1,143        593
                                                          -------    -------
Non-interest expenses:
   Salaries and benefits                                    2,225      1,831
   Occupancy                                                  379        336
   Depreciation                                               320        220
   Legal                                                      171        203
   Advertising                                                 45         65
   Other expenses                                           1,331        947
                                                          -------    -------
                                                            4,471      3,602
                                                          -------    -------

Income from continuing operations before income taxes       3,167        838
Provision for income taxes                                  1,045        253
                                                          -------    -------

Income from continuing operations                           2,122        585
                                                          -------    -------
Income from discontinued operations                          --        1,437
Income tax on discontinued operations                        --          509
Net income                                                $ 2,122    $ 1,513
                                                          =======    =======

Income per share from continuing operations:
Basic                                                     $  0.29    $  0.08
Diluted                                                   $  0.28    $  0.08
                                                          -------    -------

Income per share from discontinued operations:
Basic                                                        --      $  0.13
Diluted                                                      --      $  0.12
                                                          -------    -------

Net income per share:
Basic                                                     $  0.29    $  0.21
Diluted                                                   $  0.28    $  0.20
                                                          =======    =======

      (See notes to consolidated financial statements)




                   Republic First Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                              Dollars in thousands
                                   (unaudited)
                                                                        Three months ended
                                                                             March 31,
                                                                        2005         2004
                                                                      --------     --------
Cash flows from operating activities:
         Net income                                                   $  2,122     $    585
         Adjustments to reconcile net income to net
            cash provided by operating activities:
               Provision for loan losses                                   703          699
               Depreciation                                                320          220
               Amortization of discounts on investment securities           38           92
               Increase in value of business owned life insurance          (84)        (109)
               Decrease (increase) in accrued interest receivable
               and other assets                                           (274)       1,410
               Increase (decrease) in accrued expenses
                  and other liabilities                                    631       (1,486)
                                                                      --------     --------
         Net cash provided by operating activities                       3,456        1,411
                                                                      --------     --------

Cash flows from investing activities:
         Purchase of securities:
               Held to maturity                                           --           --
               Available for sale                                         (100)      (5,500)
         Proceeds from principal receipts, calls and
           maturities of securities:
               Held to maturity                                          1,427        1,041
               Available for sale                                        1,036        5,767
         Net  increase in loans                                        (14,577)     (17,182)
         Increase in other interest-earning restricted cash               (499)        (427)
         Premises and equipment expenditures                              (594)        (358)
                                                                      --------     --------
         Net cash used in investing activities                         (13,307)     (16,659)
                                                                      --------     --------

Cash flows from financing activities:
         Net proceeds from exercise of stock options                      --             57
         Net increase in demand, money market and savings deposits      73,434       16,619
         (Repayment) increase of overnight borrowings                  (28,035)       9,758
         Repayment of long term borrowings                             (25,000)        --
         Net increase in time deposits                                  38,625        7,515
                                                                      --------     --------
         Net cash provided by financing activities                      59,024       33,949
                                                                      --------     --------
Increase in cash and cash equivalents                                   49,173       18,701
Cash and cash equivalents, beginning of period                          36,703       70,011
                                                                      --------     --------
Cash and cash equivalents, end of period                              $ 85,876     $ 88,712
                                                                      ========     ========
Supplemental disclosure:
         Interest paid                                                $  3,505     $  3,796
                                                                      ========     ========
         Taxes paid                                                   $   --       $   --
                                                                      ========     ========

                (See notes to consolidated financial statements)


                   REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Organization

      Republic First Bancorp, Inc. ("the Company") spun off its former subsidiary, the First Bank of Delaware, through a distribution of the common stock of the First Bank of Delaware on January 31, 2005. The Company's financial statements are presented herein with an effective date of the spin-off as of January 1, 2005. The Company is now a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank ("Republic"), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

     Republic encounters vigorous competition for market share in the geographic areas it serves from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

     Republic is subject to regulation by certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiary for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.


Note 2:  Summary of Significant Accounting Policies:


     Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

     Risks and Uncertainties and Certain Significant Estimates:

     The earnings of the Company depend on the earnings of Republic. Earnings are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the results of operations are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

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

     Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Republic's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.


     Stock Based Compensation:

     The Company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised
2004), Share-based Payment ("SFAS 123R"). SFAS 123R, which is effective from the annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized the financial statements. Management is currently evaluating the provisions of SFAS 123R. In first quarter 2005, the Company vested all unvested options, and the related expense is reflected in the table below.

     The Company has a stock-based employee compensation plan, which is more fully described in note 16 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).



                                                               Stock Based Compensation


                                                                            Three months ended
                                                                                 March 31,
                                                                                                             Continuing
(dollar amounts in thousands)                                                                                Operations
                                                            2005                      2004                      2004
                                                    ----------------------    ---------------------     ---------------------
Net income as reported                                           $ 2,122                   $1,513                    $  585

Less: Stock based compensation costs determined
under fair value method for all awards                               (52)                     (54)                      (41)
                                                    ----------------------    ---------------------     ---------------------
Net income, pro forma                                            $ 2,070                   $1,459                    $  544
                                                    ======================    =====================     =====================

Earnings per common share-basic: As reported                     $  0.29                   $ 0.21                    $ 0.08
                                                    ----------------------    ---------------------     ---------------------
                                    Pro-forma                    $  0.29                   $ 0.20                    $ 0.08
                                                    ----------------------    ---------------------     ---------------------

Earnings per common share-diluted: As reported                   $  0.28                   $ 0.20                    $ 0.08
                                                    ----------------------    ---------------------     ---------------------
                                    Pro-forma                    $  0.27                   $ 0.19                    $ 0.07
                                                    ----------------------    ---------------------     ---------------------




     The Company granted no options during the three months ended March 31, 2005. The pro forma compensation expense for that period is based upon the vesting of all unvested options in that quarter. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of between 32.2% and 35.2%; risk-free interest rate of between 3.24% and 3.77% and an expected life of 5.0 years. As a result of the spin-off of First Bank of Delaware, related stock option expense was allocated between those two entities on the basis of stock prices as of the date of the spin-off.

     The Company granted 11,667 options during the three months ended March 31, 2004. The pro forma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in 2004: dividend yields of 0%; expected volatility of 34.1%; risk-free interest rate of 3.15% and an expected life of
5.0 years.

Reclassifications and Restatement for 10% Stock Dividend:

     Certain items in the financial statements and accompanying note have been reclassified to conform to the current year's presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these financial statements have been restated for a 10% stock dividend paid on August 24, 2004.


Note 4:  Significant Accounting Pronouncements

     Management has determined that Republic First Capital Trust I ("RFCT"), utilized for the Company's $6,000,000 of pooled preferred securities issuance, qualifies as a variable interest entity under FIN 46, as revised. RFCT issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. RFCT is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of

FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), Consolidation of Variable Interest Entities, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004.

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT's expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that restrict their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

     In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired of a transfer for which it is probable that at acquisition, the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material effect on the Company's financial statements.

     The company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principle Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R, which is effective for the first annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Management is currently evaluating the provisions of SFAS 123R.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No.107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

Note 5:  Legal Proceedings

      The Company and Republic are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with legal counsel, is of the opinion that the liabilities of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

Note 6:  Segment Reporting

     The Company's reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. After the spin-off of First Bank of Delaware, the Company has two reportable segments: community banking and tax refund loans. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches. Republic additionally purchases tax refund loans from the First Bank of Delaware, which comprise the other segment.

     The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Segment information for the three months ended March 31, 2005 and 2004 is as follows:




                                          As of and for the three months ended:
March 31, 2005
(dollars in thousands)
                                       Republic First           Tax Refund
                                            Bank                  Loans                 Total
                                     -------------------     -----------------     -----------------
Net interest income                           $   6,091               $ 1,107             $   7,198
Provision for loan losses                          (217)                  920                   703
Non-interest income                               1,143                     -                 1,143
Non-interest expenses                             4,471                     -                 4,471

Net income                                    $   1,998               $   124             $   2,122
                                     ===================     =================     =================

Selected Balance Sheet Accounts:

Total assets                                  $ 724,554               $ 1,916             $ 726,470
Total loans                                     561,647                 1,916               563,563
Total deposits                                  622,743                     -               622,743

March 31, 2004
(dollars in thousands)
                                       Republic First           Tax Refund
                                            Bank                  Loans                 Total
                                     -------------------     -----------------     -----------------
Net interest income                           $   3,692               $   854                $ 4,546
Provision for loan losses                             -                   699                   699
Non-interest income                                 593                     -                   593
Non-interest expenses                             3,602                     -                 3,602

Income after tax                              $     484               $   101                   585
                                     ===================     =================     =================
Discontinued operations                                                                         928
                                                                                   -----------------
Net income                                                                                   $1,513
                                                                                   =================

Selected Balance Sheet Accounts:

Total assets                                    650,745                 2,615               653,360
Total loans                                     473,692                 2,615               476,307
Total deposits                                  449,505                     -               449,505



Note 7:      Earnings Per Share:

     Earnings per share ("EPS") consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At March 31, 2005, and 2004, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period.

The following tables are a comparison of EPS for the three months ended March 31, 2005 and 2004.

                                        2005                    2004
                                        ----                    ----

Year to Date
Income from Continuing Operations    $2,122,000               $585,000
                                                      Per                  Per
                                         Shares      Share     Shares      Share
                                         ------      -----     ------      -----
Weighted average shares
For period                              7,236,131             7,183,096
Basic EPS                                            $0.29                $0.08
Add common stock equivalents
representing dilutive stock options       481,507               338,266
                                          -------               -------
Effect on basic EPS of dilutive CSE                  $(.01)                 -
                                                     -----
Equals total weighted average
shares and CSE (diluted)                7,717,638             7,521,362
                                        =========             =========
Diluted EPS                                          $0.28                $0.08
                                                     =====                =====




Income from Discontinued Operations       -                   $928,000
                                                      Per                  Per
                                        Shares       Share    Shares      Share
                                        ------       -----    ------      -----
Weighted average shares
For period                                                   7,183,096
Basic EPS                                                                 $0.13
Add common stock equivalents
representing dilutive stock options                            338,266
                                                               -------
Effect on basic EPS of dilutive CSE                                      $(0.01)
                                                                         ------
Equals total weighted average
shares and CSE (diluted)                                     7,521,362
                                                             =========
Diluted EPS                                                               $0.12
                                                                          =====

Net Income                              $2,122,000          $1,513,000
                                                      Per                  Per
                                          Shares     Share     Shares     Share
                                          ------     -----     ------     -----
Weighted average shares
For period                               7,236,131           7,183,096
Basic EPS                                            $0.29                $0.21
Add common stock equivalents
representing dilutive stock options        481,507             338,266
                                           -------             -------
Effect on basic EPS of dilutive CSE                 $(0.01)              $(0.01)
                                                    ------               ------
Equals total weighted average
shares and CSE (diluted)                 7,717,638           7,521,362
                                         =========           =========
Diluted EPS                                          $0.28                $0.20
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

(dollar amounts in thousands)                           Three months ended
                                                             March 31,
                                                    ---------------------------
                                                         2005           2004
                                                    ------------   ------------
Net income                                              $ 2,122        $ 1,513

Other comprehensive income, net of tax:
      Unrealized losses on securities:
       Unrealized holding losses  during the period        (110)           (27)
                                                    ------------   ------------
Comprehensive income                                    $ 2,012        $ 1,486
                                                    ============   ============


Amounts of other comprehensive income relating to discontinued operations are immaterial.

Note 9:           Restatement of Prior Year for Discontinued Operations

     Prior  year  amounts  have  been  restated  to  reflect  the   discontinued
operations of First Bank of Delaware which was spun off effective as of January 1, 2005.

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

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "may," "believes," "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Quarterly Reports on Form 10-Q, filed by the Company in 2005 and 2004, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2005 Compared to December 31, 2004

     Total assets increased $61.7 million to $726.5 million at March 31, 2005, versus $664.8 million at December 31, 2004. This increase reflected a $13.8 million increase in net loans. These loans were funded by increases in transaction accounts and certificates of deposit. The balance of the increase in total assets reflected periodic fluctuations in money market and savings accounts, which were temporarily invested in federal funds sold.

Loans:

     The loan portfolio represents the Company's largest asset category and is its most significant source of interest income. The Company's lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $13.8 million, to $556.9 million at March 31, 2005, versus $543.0 million at December 31, 2004. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $10.3 million at March 31, 2005. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

     Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. Republic's investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $42.6 million at March 31, 2005, which was comparable to the $43.7 million at year-end 2004. At March 31, 2005 and December 31, 2004, the portfolio had net unrealized gains of $300,000 and $502,000, respectively.

     Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank ("FHLB") securities. At March 31, 2005, securities held to maturity totaled $4.0 million, compared to $5.4 million at year-end 2004. At both dates, respective carrying values approximated market values.

Cash and Cash Equivalents:

     Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $49.2 million, to $85.9 million at March 31, 2005, from $36.7 million at December 31, 2004, as increases in deposit balances were invested in Federal Funds. The increase reflected large deposits which are likely short-term.

Other Interest-Earning Restricted Cash:

     Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which Republic is compensated. At March 31, 2005, the balance was $3.4 million versus $2.9 million at December 31, 2004.

Fixed Assets:

     Premises and equipment, net of accumulated depreciation, increased $274,000 to $3.9 million at March 31, 2005. The increase reflected software for the commercial loan department and other data processing equipment.

Other Real Estate Owned:

     Other real estate owned amounted to $137,000 at March 31, 2005 and December 31, 2004.

Business Owned Life Insurance:

     The balance of business owned life insurance amounted to $10.7 million at March 31, 2005 and $10.6 million at December 31, 2004. The income earned on these policies is reflected in other income.

Deposits:

     Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic's major source of funding. Deposits are generally solicited from the Company's market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Institutional deposits also may be utilized when they represent a lower-cost funding alternative.

     Period ended deposits increased by $112.1 million to $622.7 million at March 31, 2005, from $510.7 million at December 31, 2004. The majority of that increase represents balances that are likely short-term. Average transaction accounts increased 33.2% or $80.4 million more than the prior year period to $322.8 million in the first quarter of 2005. A portion of that increase is likely short-term. Deposit growth benefited from the Company's business development efforts. Period end time deposits increased $38.6 million, or 20.6% to $225.8 million at March 31, 2005, versus $187.2 million at the prior year-end. The increase resulted primarily from the purchase of institutional deposits which were available at a relatively low cost, and which are reflected under "Time $100,000 or more" in the balance sheet.

FHLB Borrowings:

     FHLB borrowings totaled $33.1 million at March 31, 2005 and $86.1 million at December 31, 2004. The March 31, 2005 balance was comprised wholly of overnight borrowings.

Shareholders' Equity:

     Total shareholders' equity increased $2.0 million to $55.8 million at March 31, 2005, versus $53.8 million at December 31, 2004. This increase was primarily the result of year-to-date net income of $2.1 million.


Three Months Ended March 31, 2005 Compared to March 31, 2004
------------------------------------------------------------

Results of Operations:

Overview

     The Company's income from continuing operations increased to $2.1 million or $0.28 per diluted share for the three months ended March 31, 2005, compared to $585,000, or $0.08 per diluted share for the comparable prior year period. The improvement reflected a $2.3 million, or 27.7%, increase in total interest income, reflecting a 20.7% increase in average loans outstanding. Interest expense decreased $303,000 between the periods, notwithstanding additional funding required to fund that loan growth. The decrease in interest expense reflected the maturity of relatively high cost FHLB advances. Non-interest income increased $550,000 reflecting a one time $251,000 lawsuit award. Non-interest bearing demand accounts increased 23.6% in the first quarter of 2005, compared to the prior year's first quarter. The increased net income resulted in a return on average assets and average equity from continuing operations of 1.15 % and 15.48% respectively, in the first quarter of 2005 compared to .36% and 4.90% respectively for the same period in 2004.

Analysis of Net Interest Income

     Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.




                                        For the three months ended                         For the three months ended
                                             March 31, 2005                                      March 31, 2004
                                 ---------------------------------------------  --------------------------------------------------
Interest-earning assets:
                                                    Interest                                           Interest
(Dollars in thousands)            Average           Income/         Yield/           Average            Income/         Yield/
                                  Balance           Expense          Rate            Balance            Expense          Rate
                                 --------------   -------------  -------------  -------------------   ------------   -------------
Federal funds sold
and other interest-
earning assets                       $  77,425         $   476          2.47%            $  81,272        $   215           1.07%
Securities                              48,593             441          3.63%               67,826            572           3.37%
Loans receivable                       567,247           9,915          7.01%              469,872          7,696           6.57%
                                 --------------   -------------  -------------  -------------------   ------------   -------------
Total interest-earning assets          693,265          10,832          6.27%              618,970          8,483           5.56%

Other assets                            42,794                                              36,456
                                 --------------                                 -------------------

Total assets                         $ 736,059                                           $ 655,426
                                 ==============                                 ===================

Interest-bearing liabilities:
Demand-non interest
bearing                              $  93,559                                           $  75,698
Demand interest-bearing                 55,029         $    85          0.62%               57,089        $    87           0.61%
Money market & savings                 174,225             880          2.03%              109,631            383           1.40%
Time deposits                          283,087           2,031          2.88%              204,982          1,376           2.69%
                                 --------------   -------------  -------------  -------------------   ------------   -------------
Total deposits                         605,900           2,996          1.98%              447,400          1,846           1.67%
Total interest-bearing
deposits                               512,341           2,996          2.35%              371,702          1,846           2.01%
                                 --------------   -------------  -------------  -------------------   ------------   -------------

Other borrowings                        62,150             638          4.12%              148,169          2,091           5.64%
                                 --------------   -------------  -------------  -------------------   ------------   -------------

Total interest-bearing
liabilities                          $ 574,491         $ 3,634          2.54%            $ 519,871        $ 3,937           3.03%
                                 ==============   =============  =============  ===================   ------------   =============
Total deposits and
other borrowings                       668,050           3,634          2.18%              595,569          3,937           2.64%
                                 --------------   -------------  -------------  -------------------   ------------   -------------

Non interest-bearing
liabilites                              13,176                                              12,058
Shareholders' equity                    54,833                                              47,799
                                 --------------                                 -------------------
Total liabilities and
shareholders' equity                 $ 736,059                                           $ 655,426
                                 ==============                                 ===================

Net interest income                                    $ 7,198                                            $ 4,546
                                                  =============                                       ============
Net interest spread                                                     3.73%                                               2.53%
                                                                 =============                                       =============

Net interest margin                                                     4.16%                                               2.95%
                                                                 =============                                       =============
Net interest margin not including
tax refund loans                                                        3.63%                                               2.44%
                                                                 =============                                       =============


     The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table



                                             Three months ended March 31, 2005
                                                  versus March 31, 2004
                                                  (dollars in thousands)
                                                     Due to change in:

                                               Volume               Rate                 Total
                                           ----------------    ----------------     -------------
Interest earned on:

          Federal funds sold                   $   (24)            $   285              $   261
          Securities                              (175)                 44                 (131)
          Loans                                  1,702                 517                2,219
------------------------------------------------------------------------------------------------
     Total interest-earning assets               1,503                 846                2,349

Interest expense of
      deposits
         Interest-bearing demand deposits            3                  (1)                   2
         Money market and savings                 (327)               (170)                (497)
         Time deposits                            (560)                (95)                (655)
------------------------------------------------------------------------------------------------
     Total deposit interest expense               (884)               (266)              (1,150)
         Other borrowings                          890                 563                1,453
------------------------------------------------------------------------------------------------
              Total interest expense                 6                 297                  303
------------------------------------------------------------------------------------------------
Net interest income                            $ 1,509             $ 1,143              $ 2,652
------------------------------------------------------------------------------------------------




     The Company's net interest margin increased 123 basis points to 4.16% for the three months ended March 31, 2005, versus the prior year comparable period. Excluding the impact of tax refund loans, margins similarly increased 119 basis points to 3.63% in the first quarter of 2005 from 2.44% in the prior year comparable period.

     While yields on interest-bearing assets increased 71 basis points to 6.27% in first quarter 2005 from 5.56% in first quarter 2004, the yields on total deposits and other borrowings fell 46 basis points to 2.18% from 2.64% between those respective periods. Those 71 and 46 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 175 basis points of increases in short-term interest rates between the two quarters. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of Federal Home Loan Bank ("FHLB") advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

     The Company's net interest income increased $2.7 million, or 58.3%, to $7.2 million for the three months ended March 31, 2005, from $4.5 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by overnight FHLB borrowings. The first quarter net interest margin reflects seasonal tax refund loan income which increased the margin by $1.1 million in first quarter 2005, compared to $854,000 in first quarter 2004. Average interest-earning assets amounted to $693.3 million for first quarter 2005 and $619.0 million for first quarter 2004. Substantially all of the $74.3 million increase resulted from loan growth.

     The Company's total interest income increased $2.3 million, or 27.7%, to $10.8 million for the three months ended March 31, 2005, from $8.5 million for the prior year comparable period. Interest and fees on loans increased $2.2 million to $9.9 million for the three months ended March 31, 2005, from $7.7 million for the prior year comparable period. The majority of the increase resulted from a 20.7% increase in average loan balances. In first quarter 2005, average loan balances amounted to $567.2 million, compared to $469.9 million in the comparable prior year period. The balance of the 28.8% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $131,000 to $441,000 for the three months ended March 31, 2005, from $572,000 for the prior year comparable period. This decline reflected the $19.2 million, or 28.3%, decrease in average investment securities outstanding to $48.6 million for first quarter 2005 from $67.8 million for the comparable prior year period. The reduction in securities balances resulted from the continued deferral of long-term securities purchases. Interest on federal funds sold and other interest-earning assets increased $261,000, or 121.3%, due to increases in short-term market interest rates.

     The Company's total interest expense decreased $303,000, or 7.7%, to $3.6 million for the three months ended March 31, 2005, from $3.9 million for the prior year comparable period. The decrease in interest expense reflected the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight and FHLB borrowings and deposits which generally bore interest at 3% or less. Interest-bearing liabilities averaged $574.5 million for the three months ended March 31, 2005, versus $519.9 million for the prior year comparable period, or an increase of $54.6 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $80.4 million which facilitated an $86.0 million decrease in other borrowings. A portion of the increase in transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 49 basis points to 2.54% for the three months ended March 31, 2005. That decrease resulted notwithstanding the increase in market interest rates due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by March 31, 2005. Money market and savings interest expense increased $497,000 to $880,000 in first quarter 2005, from the comparable prior year period. Related average balances increased $64.6 million, or 58.9%, in those respective periods, and accounted for the majority of the increase. The balance of the increase reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 34 basis points in first quarter 2005 compared to first quarter 2004, while short term rates increased approximately 175 basis points between those periods.

     Interest expense on time deposits (certificates of deposit) increased $655,000, or 47.6%, to $2.0 million for first quarter 2005, from $1.4 million for the prior year comparable period. The majority of that increase resulted from increases in related average balances. Average time deposits increased $78.1 million, or 38.1%, between those periods. Average rates increased only 18 basis points between those periods, as increases lagged the increases in short-term market interest rates.

     Interest expense on other borrowings decreased $1.5 million to $638,000 in first quarter 2005, primarily as a result of decreased average balances. Average other borrowings, substantially FHLB advances and overnight borrowings, decreased $86.0 million, or 58.1%, between those respective periods. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings.

Provision for Loan Losses

     The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $703,000 in first quarter 2005 which was comparable to the prior year first quarter. The first quarter 2005 provision reflected $919,000 for losses on tax refund loans, which were more than offset by $1.1 million in related revenues. The first quarter 2005 provision was reduced as a result of an approximate $252,000 recovery on a commercial loan, which had been charged off in the prior year. That recovery resulted in a reserve balance which exceeded that determined by Republic's methodology. The quarterly provision was reduced accordingly.

Non-Interest Income

     Total non-interest income increased $550,000 to $1.1 million for the three months ended March 31, 2005, versus $593,000 for the prior year comparable period. That increase reflected a $251,000, one-time award in a lawsuit, reflected in other income. The increase also reflected a $132,000 increase in service charges on deposit accounts which resulted primarily from increases in the volume of accounts and related activity. Also contributing to the increases in deposit service charges were increases on various service charges effective beginning fourth quarter 2004.

Non-Interest Expenses

     Total non-interest expenses increased $869,000 or 24.1% to $4.5 million for the three months ended March 31, 2005, from $3.6 million for the prior year comparable period. Salaries and employee benefits increased $394,000 or 21.5%, to $2.2 million for the three months ended March 31, 2005, from $1.8 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production, and related support staff. It also reflected annual merit increases which are targeted at approximately 3%.

     Occupancy expense increased $43,000, or 12.8%, to $379,000. The increase reflected an additional branch location which was opened in first quarter 2005.

     Depreciation expense increased $100,000 to $320,000 for the three months ended March 31, 2005, versus $220,000 for the prior year comparable period. The majority of the increase resulted from the write-off of assets determined to have shorter lives than originally expected.

     Legal fees decreased $32,000, or 15.8%, to $171,000 in first quarter 2005, compared to $203,000 in first quarter 2004, resulting from reduced fees on a number of different matters.

     Advertising expense decreased $20,000, or 30.8% , to $45,000 in first quarter 2005, compared to $65,000 in first quarter 2004. The decrease reflected a decrease in the number of advertisements.

     Other expenses increased $384,000, or 40.5% to $1.3 million for the three months ended March 31, 2005, from $947,000 for the prior year comparable period. The increase reflected a $104,000 increase in data processing expense reflecting the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits. The increase also reflected approximately $99,000 of staff acquisition fees. Audit and accounting fees increased approximately $60,000, reflecting expense connected with Sarbanes Oxley compliance.

Provision for Income Taxes

     The provision for income taxes for continuing operations increased $792,000, to $1.0 million for the three months ended March 31, 2005, from $253,000 for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 33% and 30% respectively. The effective rate was lower in the 2004 period due to the impact of a relatively fixed amount of tax exempt income on lower income.


Commitments, Contingencies and Concentrations


     Republic is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $174.2 million at March 31, 2005. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

     Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $166.6 million and $156.6 million and standby letters of credit of approximately $7.5 million and $8.0 million at March 31, 2005, and December 31, 2004, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Republic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

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

Regulatory Matters



     The following table presents the Company's capital regulatory ratios at March 31, 2005, and December 31, 2004:

                                                      Actual                 For Capital                 To be well
                                                                          Adequacy purposes         capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount       Ratio
                                        -------------    ------------  -------------  -----------  -----------  -----------
Dollars in thousands
At March 31, 2005
     Total risk based capital
         Republic First Bank                 $66,440          11.99%        $44,342        8.00%      $55,427       10.00%
         Republic First Bancorp, Inc.         66,440          11.99%         44,342        8.00%            -        N/A
     Tier one risk based capital
         Republic First Bank                  59,727          10.78%         22,171        4.00%       33,256        6.00%
         Republic First Bancorp, Inc.         59,727          10.78%         22,171        4.00%            -        N/A
     Tier one leveraged capital
         Republic First Bank                  59,727           8.12%         36,775        5.00%       36,775        5.00%
         Republic First Bancorp, Inc.         59,727           8.12%         36,775        5.00%            -        N/A


                                            Actual                           For Capital                  To be well
                                                                           Adequacy purposes        capitalized under FRB
                                                                                                     capital guidelines
                                           Amount           Ratio         Amount        Ratio        Amount        Ratio
                                       --------------    ------------  -------------  ----------  -------------  ----------
At December 31, 2004
    Total risk based capital
       Republic First Bank                   $64,251          12.09%        $42,526       8.00%        $53,158      10.00%
       Republic First Bancorp, Inc.           64,251          12.09%         42,526       8.00%              -        N/A
    Tier one risk based capital
       Republic First Bank                    57,606          10.84%         21,263       4.00%         31,895       6.00%
       Republic First Bancorp, Inc.           57,606          10.84%         21,263       4.00%              -        N/A
    Tier one leveraged capital
       Republic First Bank                    57,606           9.25%         31,143       5.00%         31,143       5.00%
       Republic First Bancorp, Inc.           57,606           9.25%         31,143       5.00%              -        N/A



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

     Regulatory authorities require certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and depositors. In response to these
requirements,   Republic  has  formed  an  Asset/Liability  Committee

("ALCO"), comprised of selected members of the board of directors and senior management, which monitors such ratios. The purpose of the Committee is in part, to monitor liquidity and adherence to the ratios in addition to managing the relative interest rate risk to Republic. The ALCO meets at least quarterly.

     Republic's most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $85.9 million at March 31, 2005, compared to $36.7 million at December 31, 2004, due primarily to an increase in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At March 31, 2005, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2005. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic's line of credit.

     Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At March 31, 2005, Republic had $104.8 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $100.6 million at December 31, 2004. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

     At March 31, 2005, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $166.6 million. Certificates of deposit scheduled to mature in one year totaled $129.8 million at March 31, 2005. There were no FHLB advances outstanding at March 31, 2005, and short-term borrowings of $33.1 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

     Republic's target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit from a correspondent bank to assist in managing Republic's liquidity position. That line of credit totaled $10.0 million and was unused at March 31, 2005. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $170.4 million. As of March 31, 2005, Republic had borrowed $33.1 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

     Republic's primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions. Republic's securities portfolio is also available for liquidity, usually as collateral for FHLB advances. Because of the FHLB's AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

     Republic's ALCO is responsible for managing its liquidity position and interest sensitivity. That committee's primary objective is to maximize net interest income while configuring interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity.

Investment Securities Portfolio

     At March 31, 2005, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company's asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $42.3 million and $42.6 million as of March 31, 2005, respectively. The net unrealized gain on investment securities available for sale as of that date was $300,000.

Loan Portfolio

     The Company's loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic's commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic's combined legal lending limit of approximately $10.3 million at March 31, 2005. Individual customers may have several loans often secured by different collateral.

     Net loans increased $13.8 million, to $556.9 million at March 31, 2005, from $543.0 million at December 31, 2004. Commercial and construction loans increased $11.3 million due primarily to increased volume in the commercial real estate and construction loan portfolios.

     The following table sets forth the Company's gross loans by major categories for the periods indicated:





(dollars in thousands)                       As of March 31, 2005             As of December 31, 2004
                                      -----------------------------------------------------------------------
                                             Balance          % of Total      Balance              % of Total
                                      -----------------------------------------------------------------------
Commercial:
   Real estate secured                      $ 356,623              63.3        $ 350,682                63.8
Construction and land development             117,615              20.9          107,462                19.6
   Non real estate secured                     54,287               9.6           57,361                10.4
   Unsecured                                    7,188               1.3            8,917                 1.6
                                      -----------------------------------------------------------------------
                                              535,713              95.1          524,422                95.4

Residential real estate                         7,908               1.4            8,219                 1.5
Consumer, short-term &  other                  19,942               3.5           17,048                 3.1
                                      -----------------------------------------------------------------------
Total loans                                   563,563            100.0%          549,689              100.0%

Less allowance for loan losses                 (6,713)                            (6,684)
                                      ----------------                     --------------

Net loans                                   $ 556,850                          $ 543,005
                                      ================                     ==============




Credit Quality

     Republic's written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. A committee of the Board of Directors oversees the loan approval process to monitor that proper standards are maintained and approves the majority of commercial loans.

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

     The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

                                          March 31,              December 31,
                                            2005                    2004
                                    ----------------------------------------
(dollars in thousands)
Loans accruing, but past due 90
days or more                                       -                      -
Non-accrual loans                             $3,212                 $4,854
                                    ----------------------------------------
Total non-performing loans (1)                 3,212                  4,854
Other real estate owned                          137                    137
                                    ----------------------------------------

Total non-performing assets (2)               $3,349                 $4,991
                                    ========================================


Non-performing loans as a percentage
   of total loans net of unearned
   Income                                      0.57%                  0.88%
Non-performing assets as a percentage
   of total assets                             0.46%                  0.75%


(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).


     Non accrual-loans decreased $1.6 million, to $3.2 million at March 31, 2005, from $4.9 million at December 31, 2004. That reduction reflected the pay-off of loans totaling $1.3 million to a single borrower, without loss of principal. There were no loans accruing, but past due 90 days or more at either date.

     Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2005, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see "Allowance For Loan Losses"). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

     The recorded investment in loans which are impaired totaled $3.2 million at March 31, 2005, and $4.9 million at December 31, 2004, and the amount of related valuation allowances were $770,000 and $1.2 million respectively at those dates. The lower March 31, 2005 amount reflected the pay-off of loans totaling $1.3 million noted previously under the discussion of non-accrual loans. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

     At March 31, 2005, compared to December 31, 2004, internally classified substandard loans had decreased to $5.4 million from $8.7 million; while doubtful loans increased by $1.1 million to approximately $1.4 million from $337,000. There were no loans classified as loss at those dates. The $3.3 million decrease in substandard loans reflected the pay-off of loans to one borrower totaling $1.3 million  noted  previously  under the  discussion  of  non-accrual  loans.  That reduction also reflected the transfer of two separate loans totaling $1.2 million to "doubtful" substantially accounting for the increase in that category.

     Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $2.6 million at March 31, 2005 and $329,000 at December 31, 2004; and (ii) 60 to 89 days past due, at March 31, 2005 and December 31, 2004, in the aggregate principal amount of $436,000 and $89,000, respectively.

Other Real Estate Owned:

     The balance of other real estate owned amounted to $137,000 at March 31, 2005 and December 31, 2004. There was no activity in first quarter 2005.

     At March 31, 2005, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
     An analysis of the allowance for loan losses for the three months ended March 31, 2005, and 2004, and the twelve months ended December 31, 2004 is as follows:


                                                For the three         For the twelve months      For the three months
                                                months ended                  ended                     ended
(dollars in thousands)                         March 31, 2005           December 31, 2004           March 31, 2004
                                            ----------------------    -----------------------   -----------------------

Balance at beginning of period............                $ 6,684                     $7,333                    $7,333
Charge-offs:
 Commercial and construction..............                      1                      1,036                         2
  Tax refund loans........................                    920                        700                       700
 Consumer ................................                     14                        186                         -
                                            ----------------------    -----------------------   -----------------------
      Total charge-offs                                       935                      1,922                       702
                                            ----------------------    -----------------------   -----------------------
Recoveries:
  Commercial and construction.............                    259                      1,383                         5
  Tax refund loans........................                      -                        200                         -
  Consumer................................                      2                          4                         -
                                            ----------------------    -----------------------   -----------------------
      Total recoveries....................                    261                      1,587                         5
                                            ----------------------    -----------------------   -----------------------
Net charge-offs...........................                    674                        335                       697
                                            ----------------------    -----------------------   -----------------------
Provision for loan losses.................                    703                       (314)                      700
                                            ----------------------    -----------------------   -----------------------
   Balance at end of period...............                 $6,713                     $6,684                    $7,336
                                            ======================    =======================   =======================
   Average loans outstanding (1)..........               $567,247                   $493,635                  $469,872
                                            ======================    =======================   =======================


As a percent of average loans (1):
   Net charge-offs (annualized)...........                  0.48%                      0.07%                     0.59%

   Provision for loan losses
      (annualized)........................                  0.50%                    (0.06)%                     0.60%

   Allowance for loan losses..............                  1.18%                      1.35%                     1.56%

Allowance for loan losses to:
   Total loans, net of unearned income at
      period end..........................                  1.19%                      1.22%                     1.54%

   Total non-performing loans at period
      end.................................                209.00%                    137.70%                    93.80%

(1) Includes nonaccruing loans.

     Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management's best estimate of known and inherent losses. The Company's Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Republic's regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

     The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

     Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management's opinion, the allowance for loan losses was appropriate at March 31, 2005. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

     Republic's management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2005, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $535.7 million, $8.0 million and $20.0 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report on Form 10-K filed with the SEC.


ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in internal controls.

      There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------


ITEM 1: LEGAL PROCEEDINGS

                  None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Exhibit No.
-----------

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Republic First Bancorp, Inc.



                                     /s/Harry D. Madonna
                                     -------------------
                                     President and Chief Executive Officer



                                     /s/Paul Frenkiel
                                     ----------------
                                     Chief Financial Officer

Dated: May 13, 2005