Form 10-Q
period 2005-06-30
REPUBLIC FIRST BANCORP INC
filed 2005-08-12
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

YES X	NO____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES____	NO X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest  practicable date.

8,639,954 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of August 1, 2005

Exhibit index appears on page 38

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
Dollars in thousands, except share data

ASSETS:	June 30, 2005	December 31, 2004
	(unaudited)
Cash and due from banks	$25,952	$15,900
Interest bearing deposits with banks	3,910	3,641
Federal funds sold and interest-bearing deposits with banks	75,169	17,162
Total cash and cash equivalents	105,031	36,703

Other interest-earning restricted cash	2,899	2,923
Investment securities available for sale, at fair value	40,525	43,733
Investment securities held to maturity at amortized cost
(Fair value of $7,332 and $5,448, respectively)	7,318	5,427
Loans receivable (net of allowance for loan losses of
$6,996 and $6,684, respectively)	593,817	543,005
Premises and equipment, net	3,767	3,625
Other real estate owned	137	137
Accrued interest receivable	2,928	3,390
Business owned life insurance	10,761	10,595
Other assets	14,342	15,266
Assets	781,525	664,804
Assets of First Bank of Delaware spin-off	-	55,608

Total Assets	$781,525	$720,412
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$91,031	$97,790
Demand – interest-bearing	47,661	54,762
Money market and savings	285,648	170,980
Time under $100,000	100,481	99,690
Time $100,000 or more	50,555	87,462
Total Deposits	575,376	510,684

Short-term borrowings	134,656	61,090
FHLB Advances	-	25,000
Accrued interest payable	1,549	2,126
Other liabilities	5,122	5,890
Subordinated debt	6,186	6,186
Liabilities	722,889	610,976
Liabilities of First Bank of Delaware spin-off	-	44,212

Total Liabilities	722,889	655,188
Shareholders’ Equity:
Common stock par value $0.01 per share, 20,000,000 shares
authorized; shares issued 8,639,954 as of
June 30, 2005 and 8,320,123 as of December 31, 2004	86	74
Additional paid in capital	38,158	37,336
Retained earnings	21,806	17,651
Treasury stock at cost (215,817 shares)	(1,541)	(1,541)
Accumulated other comprehensive income	127	308
Shareholder's Equity	58,636	53,828
Shareholder's Equity of First Bank of Delaware spin-off	-	11,396
Total Shareholders’ Equity	58,636	65,224
Total Liabilities and Shareholders’ Equity	$781,525	$720,412

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and 2004
Dollars in thousands, except per share data
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$9,859	$7,018	$19,771	$14,711
Interest and dividend income on federal
funds sold and other interest-earning balances	195	146	671	361
Interest and dividends on investment securities	441	501	885	1,076
Total interest income	10,495	7,665	21,327	16,148

Interest expense:
Demand interest-bearing	72	83	157	170
Money market and savings	1,691	482	2,571	865
Time under $100,000	765	783	1,542	1,570
Time $100,000 or more	492	468	1,746	1,057
Other borrowed funds	544	2,045	1,182	4,136
Total interest expense	3,564	3,861	7,198	7,798
Net interest income	6,931	3,804	14,129	8,350
Provision for loan losses	119	(200)	822	500
Net Interest income after provision
for loan losses	6,812	4,004	13,307	7,850

Non-Interest income:
Loan advisory and servicing fees	106	139	290	209
Service fees on deposit accounts	457	432	986	785
Other income	196	271	626	441
	759	842	1,902	1,435

Non-Interest expense:
Salaries and benefits	2,425	1,866	4,650	3,697
Occupancy	402	336	781	672
Depreciation	261	235	581	455
Legal	169	207	340	410
Advertising	44	28	89	93
State taxes	177	146	320	289
Other expenses	1,061	780	2,250	1,580
	4,539	3,598	9,011	7,196

Income from continuing operations before
income taxes	3,032	1,248	6,198	2,089
Provision for income taxes	997	401	2,042	659

Income from continuing operations	2,035	847	4,156	1,430
Income from discontinued operations	-	1,300	-	2,737
Income tax on discontinued operations	-	464	-	973
Net income	$2,035	$1,683	$4,156	$3,194

Income per share from continuing operations
Basic	$0.24	$0.11	$0.50	$0.18
Diluted	$0.23	$0.10	$0.48	$0.17

Income per share from discontinued operations
Basic	-	$0.10	-	$0.22
Diluted	-	$0.10	-	$0.21

Net income per share
Basic	$0.24	$0.21	$0.50	$0.40
Diluted	$0.23	$0.20	$0.48	$0.38

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
Dollars in thousands
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,156	$3,194
Adjustments to reconcile net income to net
cash provided by operating activities:
Income from discontinued operations, net of tax	-	(1,764)
Provision for loan losses	822	500
Depreciation	581	455
Gain on call of securities	(97)	-
Amortization of discounts on investment securities	78	152
Increase in value of business owned life insurance	(165)	(189)
Decrease (increase) in accrued interest receivable
and other assets	1,387	(1,770)
Decrease in accrued expenses
and other liabilities	(1,351)	(399)
Net cash provided by operating activities	5,411	179
Cash flows from investing activities:
Purchase of securities:
Held to maturity	(2,098)	-
Available for sale	(150)	(6,500)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity	183	1,066
Available for sale	3,221	10,536
Net increase in loans	(51,634)	(34,995)
Increase (decrease) in other interest-earning restricted cash	24	(27)
Premises and equipment expenditures	(723)	(548)
Net cash used in investing activities	(51,177)	(30,468)
Cash flows from financing activities:
Net proceeds from exercise of stock options	836	358
Net increase in demand, money market and savings deposits	100,808	30,356
(Repayment) increase of overnight borrowings	73,566	(7,742)
Repayment of long term borrowings	(25,000)	-
Net decrease in time deposits	(36,116)	(6,723)
Net cash provided by financing activities	114,094	16,249
Increase (decrease) in cash and cash equivalents	68,328	(14,040)
Cash and cash equivalents, beginning of period	36,703	70,136
Cash and cash equivalents, end of period	$105,031	$56,096
Supplemental disclosure:
Interest paid	$7,775	$8,226
Taxes paid	$2,200	$804

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Organization
 Republic First Bancorp, Inc. (“the Company”) spun off its former subsidiary, the First Bank of Delaware, through a distribution of the common stock of the First Bank of Delaware on January 31, 2005. The Company’s financial statements are presented herein with an effective date of the spin-off as of January 1, 2005. The Company is now a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia and Montgomery Counties.

Both Republic and First Bank of Delaware share data processing, accounting, human resources and compliance services through BSC Services Corp., which is a subsidiary of First Bank of Delaware.

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

Stock Based Compensation:

The Company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised 2004), Share-based Payment (“SFAS 123R”). SFAS 123R, which is effective from the annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Management is currently evaluating the provisions of SFAS 123R. In first quarter 2005, the Company vested all previously issued, unvested options, and the related expense pro forma expense is reflected in the following table .

The Company has a stock-based employee compensation plan, which is more fully described in note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

Stock Based Compensation

	Three months ended	Six months ended
	June 30,	June 30,
	Continuing	Continuing
(dollar amounts in thousands)	Operations	Operations
	2005	2004	2004	2005	2004	2004
Net income as reported	$2,035	$1,683	$847	$4,156	$3,194	$1,430

Less: Stock based compensation costs determined
under fair value method for all awards, net of tax	(444)	-	-	(496)	(54)	(41)
Net income, pro forma	$1,591	$1,683	$847	$3,660	$3,140	$1,389

Earnings per common share-basic: As reported	$0.24	$0.21	$0.11	$0.50	$0.40	$0.18
Pro-forma	$0.19	$0.21	$0.11	$0.44	$0.39	$0.17

Earnings per common share-diluted: As reported	$0.23	$0.20	$0.10	$0.48	$0.38	$0.17
Pro-forma	$0.18	$0.20	$0.10	$0.42	$0.37	$0.16

The Company granted 136,819 options during the six months ended June 30, 2005. During that period, 286,674 options were exercised and 1,100 were forfeited. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of 22.17%; risk-free interest rate of 4.03% and an expected life of 9.0 years. The fair market value of options granted during 2005 was $4.92. As a result of the spin-off of First Bank of Delaware, related stock option expense for 2004 was allocated between those two entities on the basis of stock prices as of the date of the spin-off. In the six months ended June 30, 2004, the Company granted 13,067 options. During that period, 66,220 options were exercised and 15,708 were forfeited.

Note 3: Reclassifications and Restatement for 10% and 12% Stock Dividends

Certain items in the financial statements and accompanying note have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these financial statements have been restated for a 10% stock dividend paid on August 24, 2004, and a 12% stock dividend paid on June 7, 2005.

Note 4:  Significant Accounting Pronouncements

Management has determined that Republic First Capital Trust I (“RFCT”), utilized for the Company’s $6,000,000 of pooled preferred securities issuance, qualifies as a variable interest entity under FIN 46, as revised. RFCT issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. RFCT is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), Consolidation of Variable Interest Entities, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of June 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that restrict their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect June 30, 2009; however, a five-year transition period starting June 30, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired of a transfer for which it is probable that at acquisition, the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows accepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material effect on the Company’s financial statements.

In June 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No.107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

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

Note 6: Segment Reporting

The Company’s reportable segments represent strategic businesses that offer different products and services. The segments are managed separately because each segment has unique operating characteristics, management requirements and marketing strategies. After the spin-off of First Bank of Delaware, the Company has two reportable segments: community banking and tax refund loans. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches. Republic additionally purchases tax refund loans from the First Bank of Delaware, which comprise the other segment.

The Company evaluates the performance of the community banking segments based upon net income, return on equity and return on average assets. Segment information for the three and six months ended June 30, 2005 and 2004 is as follows:

For the three months ended:
June 30, 2005
(dollars in thousands)
	Republic First	Tax Refund
	Bank	Loans	Total
Net interest income	$6,836	$95	$6,931
Provision for loan losses	280	(161)	119
Non-interest income	759	-	759
Non-interest expenses	4,539	-	4,539
Provision for income taxes	913	84	997

Net income	$1,863	$172	$2,035

As of and for the six months ended:

	Republic First	Tax Refund
	Bank	Loans	Total
Net interest income	$12,927	$1,202	$14,129
Provision for loan losses	64	758	822
Non-interest income	1,902	-	1,902
Non-interest expenses	9,011	-	9,011
Provision for income taxes	1,896	146	2,042

Net income	$3,858	$298	$4,156

Selected Balance Sheet Accounts:

Total assets	$781,525	$-	$781,525
Total loans	600,813	-	600,813
Total deposits	575,376	-	575,376

June 30, 2004
(dollars in thousands)
For the three months ended:

	Republic First	Tax Refund
	Bank	Loans	Total
Net interest income	$3,741	$63	$3,804
Provision for loan losses	(200)	-	(200)
Non-interest income	842	-	842
Non-interest expenses	3,598	-	3,598
Provision for income taxes	381	20	401
Income after tax	$804	$43	847
Discontinued operations, net of income taxes			836
Net income			$1,683

As of and for the six months ended:

	Republic First	Tax Refund
	Bank	Loans	Total
Net interest income	$7,432	$918	$8,350
Provision for loan losses	-	500	500
Non-interest income	1,435	-	1,435
Non-interest expenses	7,196	-	7,196
Provision for income taxes	526	133	659
Income after tax	$1,145	$285	1,430
Discontinued operations, net of income taxes			1,764
Net income			$3,194

Selected Balance Sheet Accounts:
Total assets	$637,314	-	$637,314
Total loans	494,033	-	494,033
Total deposits	449,130	-	449,130

Note 7: Earnings Per Share:
Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At June 30, 2005, and 2004, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. The following tables are a comparison of EPS for the three months ended June 30, 2005 and 2004.

	2005		2004
Three months ended June 30, Income from Continuing Operations	$2,035,000		$847,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,393,604		8,059,352
Basic EPS		$0.24		$0.11
Add common stock equivalents representing dilutive stock options	333,743		356,293
Effect on basic EPS of dilutive CSE		$(.01)		$(.01)
Equals total weighted average
shares and CSE (diluted)	8,727,347		8,415,645
Diluted EPS		$0.23		$0.10

Income from Discontinued Operations	$-		$836,000

		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	-	-	8,059,352
Basic EPS				$0.10
Add common stock equivalents representing dilutive stock options	-	-	356,293
Effect on basic EPS of dilutive CSE				-
Equals total weighted average	-	-	8,415,645
shares and CSE (diluted)
Diluted EPS				$0.10

Net Income	$2,035,000		$1,683,000

		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,393,604		8,059,352
Basic EPS		$0.24		$0.21
Add common stock equivalents representing dilutive stock options	333,743		356,293
Effect on basic EPS of dilutive CSE		$(0.01)		$(0.01)
Equals total weighted average	8,727,347		8,415,645
shares and CSE (diluted)
Diluted EPS		$0.23		$0.20

The following tables are a comparison of EPS for the six months ended June 30, 2005 and 2004.

	2005	2004

Six months ended June 30, Income from Continuing Operations	$4,156,000		$1,430,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,249,035		8,052,210
Basic EPS		$0.50		$0.18
Add common stock equivalents representing dilutive stock options	436,516		460,920
Effect on basic EPS of dilutive CSE		$(.02)		$(.01)
Equals total weighted average
shares and CSE (diluted)	8,685,551		8,513,130
Diluted EPS		$0.48		$0.17

Income from Discontinued Operations	$-		$1,764,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	-	-	8,052,210
Basic EPS				$0.22
Add common stock equivalents representing dilutive stock options	-	-	460,920
Effect on basic EPS of dilutive CSE				$(0.01)
Equals total weighted average	-	-	8,513,130
shares and CSE (diluted)
Diluted EPS				$0.21

Net Income	$4,156,000		$3,194,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,249,035		8,052,210
Basic EPS		$0.50		$0.40
Add common stock equivalents representing dilutive stock options	436,516		460,920
Effect on basic EPS of dilutive CSE		$(0.02)		$(0.02)
Equals total weighted average	8,685,551		8,513,130
shares and CSE (diluted)
Diluted EPS		$0.48		$0.38

Note 8: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$2,035	$1,683	$4,156	$3,194

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses during the period	(71)	(409)	(181)	(435)
Comprehensive income	$1,964	$1,274	$3,975	$2,759

Amounts of other comprehensive income relating to discontinued operations are immaterial.

Note 9:  Restatement of Prior Year for Discontinued Operations

Prior year amounts have been restated to reflect the discontinued operations of First Bank of Delaware which was spun off effective as of January 1, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of significant changes in the Company’s results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Quarterly Reports on Form 10-Q, filed by the Company in 2005 and 2004, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

June 30, 2005 Compared to December 31, 2004

Assets increased $116.7 million to $781.5 million at June 30, 2005, versus $664.8 million at December 31, 2004. This increase reflected a $50.8 million increase in net loans and a $58.0 million increase in Fed Funds sold. These loans were funded by increases in transaction accounts. It also reflected periodic increase, in overnight FHLB advances, which are utilized to manage liquidity.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $50.8 million, to $593.8 million at June 30, 2005, versus $543.0 million at December 31, 2004. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $10.0 million at June 30, 2005. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. Republic’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $40.5 million at June 30, 2005, which was comparable to the $43.7 million at year-end 2004. At June 30, 2005 and December 31, 2004, the portfolio had net unrealized gains of $193,000 and $502,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank (“FHLB”) securities. At June 30, 2005, securities held to maturity totaled $7.3 million, compared to $5.4 million at year-end 2004 reflecting increased amounts of FHLB securities. At both dates, respective carrying values approximated market values.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $68.3 million, to $105.0 million at June 30, 2005, from $36.7 million at December 31, 2004, as increases in deposit balances and overnight FHLB advances were invested in Federal Funds. The increase reflected large deposits which are likely short-term.

Other Interest-Earning Restricted Cash:

Other interest-earning restricted cash represents funds provided to fund an offsite ATM network for which Republic is compensated. At June 30, 2005, and December 31, 2004, the balance was $2.9 million.

Fixed Assets:

Premises and equipment, net of accumulated depreciation, increased $142,000 to $3.8 million at June 30, 2005. The increase reflected software for the commercial loan department and other data processing equipment.

Other Real Estate Owned:

Other real estate owned amounted to $137,000 at June 30, 2005 and December 31, 2004.

Business Owned Life Insurance:

The balance of business owned life insurance amounted to $10.8 million at June 30, 2005 and $10.6 million at December 31, 2004. The income earned on these policies is reflected in other income.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Institutional deposits also may be utilized when they represent a lower-cost funding alternative.

Period end deposits increased by $64.7 million to $575.4 million at June 30, 2005, from $510.7 million at December 31, 2004. The majority of that increase represents balances that are likely short-term. Average transaction accounts increased 47.2% or $127.9 million more than the prior year period to $399.0 million in the second quarter of 2005. A portion of that increase is likely short-

term. Deposit growth benefited from the Company’s business development efforts. Period end time deposits decreased $36.1 million, or 19.3% to $151.0 million at June 30, 2005, versus $187.2 million at the prior year-end. The decrease resulted primarily from the maturity of institutional deposits which were replaced by transaction accounts and overnight funds.

FHLB Borrowings:

FHLB borrowings totaled $134.7 million at June 30, 2005 and $86.1 million at December 31, 2004. The June 30, 2005 balance was comprised wholly of overnight borrowings.

Shareholders’ Equity:

Total shareholders’ equity increased $4.8 million to $58.6 million at June 30, 2005, versus $53.8 million at December 31, 2004. This increase was primarily the result of year-to-date net income of $4.2 million.

Three Months Ended June 30, 2005 Compared to June 30, 2004
Results of Operations:

Overview

The Company's income from continuing operations increased to $2.0 million or $0.23 per diluted share for the three months ended June 30, 2005, compared to $847,000, or $0.10 per diluted share for the comparable prior year period. The improvement reflected a $2.8 million, or 36.9%, increase in total interest income, reflecting higher rates and a 19.9% increase in average loans outstanding. Interest expense decreased $297,000 between the periods, notwithstanding additional funding required for that loan growth. The decrease in interest expense reflected the maturity of relatively high cost FHLB advances. Accordingly, net interest income increased $3.1 million between the periods. Increases in short term interest rates also increased yields on loans tied to prime, which exceeded increases in interest paid on certain deposits, further contributing to the increased margin. Increased net income resulted in a return on average assets and average equity from continuing operations of 1.18% and 14.26% respectively, in the second quarter of 2005 compared to .54% and 6.89% respectively for the same period in 2004.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the three months ended			For the three months ended
	June 30, 2005			June 30, 2004
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$27,900	$195	2.80%	$53,916	$146	1.10%
Securities	45,046	441	3.92%	64,147	501	3.12%
Loans receivable	577,421	9,859	6.85%	481,565	7,018	5.85%
Total interest-earning assets	650,367	10,495	6.47%	599,628	7,665	5.13%

Other assets	39,793			34,927

Total assets	$690,160			$634,555

Interest-bearing liabilities:
Demand-non interest
bearing	$86,968			$85,906
Demand interest-bearing	45,791	$72	0.63%	55,356	$83	0.60%
Money market & savings	266,280	1,691	2.55%	129,850	482	1.49%
Time deposits	168,639	1,257	2.99%	173,750	1,251	2.89%
Total deposits	567,678	3,020	2.13%	444,862	1,816	1.66%
Total interest-bearing
deposits	480,710	3,020	2.52%	358,956	1,816	2.03%

Other borrowings	59,214	544	3.68%	135,179	2,045	6.07%

Total interest-bearing
liabilities	$539,924	$3,564	2.65%	$494,135	$3,861	3.13%
Total deposits and
other borrowings	626,892	3,564	2.28%	580,041	3,861	2.67%

Non interest-bearing
liabilites	6,030			5,217
Shareholders' equity	57,238			49,297
Total liabilities and
shareholders' equity	$690,160			$634,555

Net interest income		$6,931			$3,804
Net interest spread			3.82%			2.00%

Net interest margin			4.27%			2.54%
Net interest margin not including
tax refund loans			4.22%			2.50%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

	Three months ended June 30, 2005
	versus June 30, 2004
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(182)	$231	$49
Securities	(189)	129	(60)
Loans	1,641	1,200	2,841
Total interest-earning assets	1,270	1,560	2,830

Interest expense of deposits
Interest-bearing demand deposits	15	(4)	11
Money market and savings	(870)	(341)	(1,211)
Time deposits	38	(42)	(4)
Total deposit interest expense	(817)	(387)	(1,204)
Other borrowings	699	802	1,501
Total interest expense	(118)	415	297
Net interest income	$1,152	$1,975	$3,127

The Company’s net interest margin increased 173 basis points to 4.27% for the three months ended June 30, 2005, versus 2.54% in the prior year comparable period. Excluding the impact of tax refund loans, margins similarly increased 172 basis points to 4.22% in the second quarter of 2005 from 2.50% in the prior year comparable period. The vast majority of tax refund loan income is earned in the first quarter of the year.

While yields on interest-bearing assets increased 134 basis points to 6.47% in second quarter 2005 from 5.13% in second quarter 2004, the yield on total deposits and other borrowings fell 39 basis points to 2.28% from 2.67% between those respective periods. Those 134 and 39 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 225 basis points of increases in short-term interest rates between the two quarters. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of Federal Home Loan Bank (“FHLB”) advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

The Company's net interest income increased $3.1 million, or 82.2%, to $6.9 million for the three months ended June 30, 2005, from $3.8 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by lower cost overnight FHLB borrowings. Average interest-earning assets amounted to $650.4 million for second quarter 2005 and

$599.6 million for second quarter 2004. Substantially all of the $50.7 million increase resulted from loan growth.

The Company's total interest income increased $2.8 million, or 36.9%, to $10.5 million for the three months ended June 30, 2005, from $7.7 million for the prior year comparable period. Interest and fees on loans increased $2.8 million, or 40.5%, to $9.9 million for the three months ended June 30, 2005, from $7.0 million for the prior year comparable period. The majority of the increase resulted from a 19.9% increase in average loan balances. In second quarter 2005, average loan balances amounted to $577.4 million, compared to $481.6 million in the comparable prior year period. The balance of the 40.5% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $60,000 to $441,000 for the three months ended June 30, 2005, from $501,000 for the prior year comparable period. This decline reflected the $19.1 million, or 29.8%, decrease in average investment securities outstanding to $45.0 million for second quarter 2005 from $64.1 million for the comparable prior year period. The reduction in securities balances resulted from the continued deferral of long-term securities purchases. Interest on federal funds sold and other interest-earning assets increased $49,000, or 33.6%, due to increases in short-term market interest rates.

The Company's total interest expense decreased $297,000, or 7.7%, to $3.6 million for the three months ended June 30, 2005, from $3.9 million for the prior year comparable period. The decrease in interest expense reflected the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight FHLB borrowings and deposits which generally bore interest at 3.25% or less. Interest-bearing liabilities averaged $539.9 million for the three months ended June 30, 2005, versus $494.1 million for the prior year comparable period, or an increase of $45.8 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $127.9 million which facilitated a $76.0 million decrease in other borrowings. A portion of the increase in transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 48 basis points to 2.65% for the three months ended June 30, 2005. That decrease resulted notwithstanding the increase in market interest rates due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by March 31, 2005. Money market and savings interest expense increased $1.2 million to $1.7 million in second quarter 2005, from $482,000 in the comparable prior year period. Related average balances increased $136.4 million, or 105.1%, in those respective periods, and accounted for the majority of the increase. A portion of that increase is likely short-term. The balance of the increase reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 49 basis points in second quarter 2005 compared to second quarter 2004, while short term rates increased approximately 225 basis points between those periods.

Interest expense on time deposits (certificates of deposit) amounted to $1.3 million in second quarter 2005 and 2004. Average time deposits decreased $5.1 million, or 2.9%, between those periods. Average rates increased only 10 basis points between those periods, as increases lagged the increases in short-term market interest rates.

Interest expense on other borrowings decreased $1.5 million to $544,000 in second quarter 2005, as a result of decreased average balances and lower rates. Average other borrowings, substantially all FHLB advances and overnight borrowings, decreased $76.0 million, or 56.2%, between those respective periods. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings. Overnight borrowings were available at a significant low rate than the FHLB advances and lowered the rate of other borrowings to 3.68% in second quarter 2005, compared to 6.07% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $119,000 in second quarter 2005. The provision primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. It also reflected the impact of approximately $228,000 of tax refund loan recoveries on loans previously changed off. Those recoveries resulted in an allowance balance which exceeded that determined by the Company’s methodology. The quarterly provision was reduced accordingly.

Non-Interest Income

Total non-interest income decreased $83,000 to $759,000 for the three months ended June 30, 2005, versus $842,000 for the prior year comparable period. The decrease reflected a decrease in other income, which resulted from one time charges for special services to a bank customer in the prior year. The three months ended June 30, 2005 also included a $97,000 gain on call of securities.

Non-Interest Expenses

Total non-interest expenses increased $941,000 or 26.2% to $4.5 million for the three months ended June 30, 2005, from $3.6 million for the prior year comparable period. Salaries and employee benefits increased $559,000 or 30.0%, to $2.4 million for the three months ended June 30, 2005, from $1.9 million for the prior year comparable period. That increase reflected additional salary expense related to increased commercial loan and deposit production including related support staff and staff for the new branch location. It also reflected annual merit increases which are targeted at approximately 3%.

Occupancy expense increased $66,000, or 19.6%, to $402,000. The increase reflected an additional branch location which was opened in first quarter 2005.

Depreciation expense increased $26,000 or 11.1% to $261,000 for the three months ended June 30, 2005, versus $235,000 for the prior year comparable period. The increase reflected the additional branch location, and the purchase of commercial loan and other software.

Legal fees decreased $38,000, or 18.4%, to $169,000 in second quarter 2005, compared to $207,000 in second quarter 2004, resulting from reduced fees on a number of different matters.

Advertising expense increased $16,000, or 57.1%, to $44,000 in second quarter 2005, compared to $28,000 in second quarter 2004. The increase reflected an increase in the number of advertisements.

State taxes increased $31,000, or 21.2%, to $177,000 for the three months ended June 30, 2005, versus $146,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax.

Other expenses increased $281,000, or 36.0% to $1.1 million for the three months ended June 30, 2005, from $780,000 for the prior year comparable period. The increase reflected a $63,000 increase in data processing expense reflecting the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits. Audit and accounting fees increased approximately $40,000, reflecting expense connected with Sarbanes Oxley compliance. Other real estate owned expense increased $40,000 as a result of the payment of real estate taxes on the Company’s single other real estate owned property.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $596,000, to $1.0 million for the three months ended June 30, 2005, from $401,000 for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 33% and 32% respectively. The effective rate was slightly lower in the 2004 period due to the impact of a relatively fixed amount of tax exempt income on lower income.

Six Months Ended June 30, 2005 Compared to June 30, 2004

Results of Operations:

Overview

The Company's income from continuing operations increased to $4.2 million or $0.48 per diluted share for the six months ended June 30, 2005, compared to $1.4 million, or $0.17 per diluted share for the comparable prior year period. The improvement reflected a $5.2 million, or 32.1%, increase in total interest income, reflecting higher rates and a 20.5% increase in average loans outstanding. Interest expense decreased $600,000 between the periods, notwithstanding additional funding required for that loan growth. The decrease in interest expense reflected the maturity of relatively high cost FHLB advances. Accordingly, net interest income increased $5.8 million between the periods. Increases in short term interest rates also increased yields on loans tied to prime, which exceeded increases in interest paid on certain deposits, further contributing to the increased margin. The increased net income resulted in a return on average assets and average equity from continuing operations of 1.17 % and 14.96% respectively, in the first six months of 2005 compared to .44% and 5.91% respectively for the same period in 2004.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the six months ended			For the six months ended
	June 30, 2005			June 30, 2004
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$52,526	$671	2.56%	$67,594	$361	1.07%
Securities	46,902	885	3.77%	65,987	1,076	3.26%
Loans receivable	572,106	19,771	6.93%	474,913	14,711	6.21%
Total interest-earning assets	671,534	21,327	6.37%	608,494	16,148	5.32%

Other assets	42,171			36,497

Total assets	$713,705			$644,991

Interest-bearing liabilities:
Demand-non interest
bearing	$90,245			$80,802
Demand interest-bearing	50,385	$157	0.62%	56,222	$170	0.61%
Money market & savings	220,507	2,571	2.34%	119,741	865	1.45%
Time deposits	225,547	3,288	2.92%	189,366	2,627	2.78%
Total deposits	586,684	6,016	2.06%	446,131	3,662	1.65%
Total interest-bearing
deposits	496,439	6,016	2.43%	365,329	3,662	2.01%

Other borrowings	63,750	1,182	3.72%	141,674	4,136	5.85%

Total interest-bearing
liabilities	$560,189	$7,198	2.58%	$507,003	$7,798	3.08%
Total deposits and
other borrowings	650,434	7,198	2.22%	587,805	7,798	2.66%

Non interest-bearing
liabilites	7,235			8,638
Shareholders' equity	56,036			48,548
Total liabilities and
shareholders' equity	$713,705			$644,991

Net interest income		$14,129			$8,350
Net interest spread			3.79%			2.24%

Net interest margin			4.22%			2.75%
Net interest margin not including
tax refund loans			3.90%			2.48%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table

	Six months ended June 30, 2005
	versus June 30, 2004
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	($192)	$502	$310
Securities	(368)	177	(191)
Loans	3,367	1,693	5,060
Total interest-earning assets	2,807	2,372	5,179

Interest expense of
deposits
Interest-bearing demand deposits	18	(5)	13
Money market and savings	(1,178)	(528)	(1,706)
Time deposits	(528)	(133)	(661)
Total deposit interest expense	(1,688)	(666)	(2,354)
Other borrowings	1,449	1,505	2,954
Total interest expense	(239)	839	600
Net interest income	$2,568	$3,211	$5,779

The Company’s net interest margin increased 147 basis points to 4.22% for the six months ended June 30, 2005, versus the prior year comparable period. Excluding the impact of tax refund loans, margins similarly increased 142 basis points to 3.90% in the first six months of 2005 from 2.48% in the prior year comparable period.

While yields on interest-bearing assets increased 105 basis points to 6.37% in the first six months of 2005 from 5.32% in the comparable prior year period, the yields on total deposits and other borrowings fell 44 basis points to 2.22% from 2.66% between those respective periods. Those 105 and 44 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 225 basis points of increases in short-term interest rates between the two quarters. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of Federal Home Loan Bank (“FHLB”) advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

The Company's net interest income increased $5.8 million, or 69.2%, to $14.1 million for the six months ended June 30, 2005, from $8.4 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by lower cost overnight FHLB borrowings. The net interest margin reflected first quarter seasonal tax refund loan income which increased the margin by $1.2 million in year to date 2005, compared to $918,000 in the year to date 2004. Average interest-earning assets amounted to $671.5 million for 2005 and $608.5 million for year to date 2004. Substantially all of the $63.0 million increase resulted from loan growth.

The Company's total interest income increased $5.2 million, or 32.1%, to $21.3 million for the six months ended June 30, 2005, from $16.1 million for the prior year comparable period. Interest and fees on loans increased $5.1 million to $19.8 million for the six months ended June 30, 2005, from $14.7 million for the prior year comparable period. The majority of the increase resulted from a 20.5% increase in average loan balances. For year to date 2005, average loan balances amounted to $572.1 million, compared to $474.9 million in the comparable prior year period. The balance of the increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $191,000 to $885,000 for the six months ended June 30, 2005, from $1.1 million for the prior year comparable period. This decline reflected the $19.1 million, or 28.9%, decrease in average investment securities outstanding to $46.9 million for year to date 2005 from $66.0 million for the comparable prior year period. The reduction in securities balances resulted from the continued deferral of long-term securities purchases. Interest on federal funds sold and other interest-earning assets increased $310,000, or 85.9%, due to increases in short-term market interest rates.

The Company's total interest expense decreased $600,000, or 7.7%, to $7.2 million for the six months ended June 30, 2005, from $7.8 million for the prior year comparable period. The decrease in interest expense reflected the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight and FHLB borrowings and deposits which generally bore interest at 3.25% or less. Interest-bearing liabilities averaged $560.2 million for the six months ended June 30, 2005, versus $507.0 million for the prior year comparable period, or an increase of $53.2 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $104.4 million which facilitated a $77.9 million decrease in other borrowings. A portion of the increase in transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 50 basis points to 2.58% for the six months ended June 30, 2005. That decrease resulted notwithstanding the increase in market interest rates due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by March 31, 2005. Money market and savings interest expense increased $1.7 million to $2.6 million in year to date 2005, from the comparable prior year period. Related average balances increased $100.8 million, or 84.2%, in those respective periods, and accounted for the majority of the increase. The balance of the increase reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 33 basis points in year to date 2005 compared to year to date 2004, while short term rates increased approximately 225 basis points between those periods.

Interest expense on time deposits (certificates of deposit) increased $661,000, or 25.2% to $3.3 million for year to date 2005, from $2.6 million for the prior year comparable period. The majority of that increase resulted from increases in related average balances. Average time deposits increased $36.2 million, or 19.1%, between those periods. Average rates increased only 14 basis points between those periods, as increases lagged the increases in short-term market interest rates.

Interest expense on other borrowings decreased $3.0 million to $1.2 in year to date 2005, as a result of decreased average balances and rates. Average other borrowings, substantially all FHLB advances and overnight borrowings, decreased $77.9 million, or 55.0%, between those respective periods. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings. Overnight borrowings were available at a significant lower rate than the FHLB advances and lowered the rates on other borrowings to 3.72% in year to date 2005 compared to 5.85% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $822,000 in year to date 2005. That provision reflected $919,000 for first quarter losses on tax refund loans, and amounts required to increase the allowance for loan growth. It also reflected the impact of the approximately $228,000 of second quarter tax refund loan recoveries on loans previously charged off and a $252,000 first quarter commercial loan recovery. That recovery resulted in an allowance balance which exceeded that determined by the Company’s methodology. The quarterly provision was reduced accordingly.

Non-Interest Income

Total non-interest income increased $467,000 to $1.9 million for the six months ended June 30, 2005, versus $1.4 million for the prior year comparable period. The increase reflected a one time $251,000 award in a lawsuit. It also reflected a $97,000 gain on call of security.

Non-Interest Expenses

Total non-interest expenses increased $1.8 million or 25.2% to $9.0 million for the six months ended June 30, 2005, from $7.2 million for the prior year comparable period. Salaries and employee benefits increased $953,000 or 25.8%, to $4.7 million for the six months ended June 30, 2005, from $3.7 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production, including related support staff and staff for the new branch location. It also reflected annual merit increases which are targeted at approximately 3%.

Occupancy expense increased $109,000, or 16.2%, to $781,000. The increase reflected an additional branch location which was opened in first quarter 2005.

Depreciation expense increased $126,000 or 27.7% to $581,000 for the six months ended June 30, 2005, versus $455,000 for the prior year comparable period. The majority of the increase resulted from the write-off of assets determined to have shorter lives than originally expected. It also reflected the additional branch location, and purchase of commercial loan and other software.

Legal fees decreased $70,000, or 17.1%, to $340,000 in year to date 2005, compared to $410,000 in the comparable prior year, resulting from reduced fees on a number of different matters.

Advertising expense decreased $4,000, or 4.3%, to $89,000 in year to date 2005, compared to $93,000 in the comparable prior year period. The decrease reflected a decrease in the number of advertisements.

State taxes increased $31,000 or 10.7% to $320,000 for year to date 2005 versus $289,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax.

Other expenses increased $670,000, or 42.4% to $2.3 million for the six months ended June 30, 2005, from $1.6 million for the prior year comparable period. The increase reflected a $167,000 increase in data processing expense reflecting the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits. Audit and accounting fees increased approximately $99,000, reflecting expense connected with Sarbanes Oxley compliance. Other real estate owned expense increased $40,000 as a result of the payment of real estate taxes on the Company’s single other real estate owned property. The increase also reflected $99,000 of staff acquisition fees.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $1.4 million, to $2.0 million for the six months ended June 30, 2005, from $659,000 for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 33% and 32% respectively. The effective rate was slightly lower in the 2004 period due to the impact of a relatively fixed amount of tax exempt income on lower income.

Commitments, Contingencies and Concentrations

Republic is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $186.1 million at June 30, 2005. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $179.5 million and $156.6 million and standby letters of credit of approximately $6.6 million and $8.0 million at June 30, 2005, and December 31, 2004, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Republic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Regulatory Matters

The following table presents the Company’s capital regulatory ratios at June 30, 2005, and December 31, 2004:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At June 30, 2005
Total risk based capital
Republic First Bank	$68,757	11.64%	$47,251	8.00%	$59,064	10.00%
Republic First Bancorp, Inc.	68,757	11.64%	$47,251	8.00%	-	N/A
Tier one risk based capital
Republic First Bank	61,761	10.46%	23,626	4.00%	35,439	6.00%
Republic First Bancorp, Inc.	61,761	10.46%	23,626	4.00%	-	N/A
Tier one leveraged capital
Republic First Bank	61,761	8.96%	34,453	5.00%	34,453	5.00%
Republic First Bancorp, Inc.	61,761	8.96%	34,453	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004
Total risk based capital
Republic First Bank	$64,251	12.09%	$42,526	8.00%	$53,158	10.00%
Republic First Bancorp, Inc.	64,251	12.09%	42,526	8.00%	-	N/A
Tier one risk based capital
Republic First Bank	57,606	10.84%	21,263	4.00%	31,895	6.00%
Republic First Bancorp, Inc.	57,606	10.84%	21,263	4.00%	-	N/A
Tier one leveraged capital
Republic First Bank	57,606	9.25%	31,143	5.00%	31,143	5.00%
Republic First Bancorp, Inc.	57,606	9.25%	31,143	5.00%	-	N/A

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

Regulatory authorities require certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and depositors. In response to these requirements, Republic has formed an Asset/Liability Committee

 (“ALCO”), comprised of selected members of the board of directors and senior management, which monitors such ratios. The purpose of the Committee is in part, to monitor liquidity and adherence to the ratios in addition to managing the relative interest rate risk to Republic. The ALCO meets at least quarterly.

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $105.0 million at June 30, 2005, compared to $36.7 million at December 31, 2004, due primarily to an increase in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At June 30, 2005, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2005. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At June 30, 2005, Republic had $35.8 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $100.6 million at December 31, 2004. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At June 30, 2005, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $186.1 million. Certificates of deposit scheduled to mature in one year totaled $57.3 million at June 30, 2005. There were no FHLB advances outstanding at June 30, 2005, and short-term borrowings of $134.7 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit from a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $10.0 million and was unused at June 30, 2005. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $170.4 million. As of June 30, 2005, Republic had borrowed $134.7 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

Republic’s primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions. Republic’s securities portfolio is also available for liquidity, usually as collateral for FHLB advances. Because of the FHLB’s AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

Republic’s ALCO is responsible for managing its liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity.

Investment Securities Portfolio

At June 30, 2005, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $40.3 million and $40.5 million as of June 30, 2005, respectively. The net unrealized gain on investment securities available for sale as of that date was approximately $200,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $10.0 million at June 30, 2005. Individual customers may have several loans often secured by different collateral.

Net loans increased $50.8 million, to $593.8 million at June 30, 2005, from $543.0 million at December 31, 2004. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of June 30, 2005		As of December 31, 2004
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$383,911	63.9%	$350,682	63.8%
Construction and land development	123,884	20.6	107,462	19.6
Non real estate secured	54,203	9.0	57,361	10.4
Unsecured	10,930	1.8	8,917	1.6
	572,928	95.3	524,422	95.4

Residential real estate	7,332	1.2	8,219	1.5
Consumer, short-term & other	20,553	3.5	17,048	3.1
Total loans	600,813	100.0%	549,689	100.0%

Less allowance for loan losses	(6,996)		(6,684)

Net loans	$593,817		$543,005

Credit Quality

Republic’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. A committee of the Board of Directors oversees the loan approval process to monitor that proper standards are maintained and approves the majority of commercial loans.

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	June 30, 2005	December 31, 2004
(dollars in thousands)
Loans accruing, but past due 90 days or more	$78	-
Non-accrual loans	3,060	$4,854
Total non-performing loans (1)	3,138	4,854
Other real estate owned	137	137

Total non-performing assets (2)	$3,275	$4,991

Non-performing loans as a percentage of total loans net of unearned
Income	0.52%	0.88%
Non-performing assets as a percentage of total assets	0.42%	0.75%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans decreased $1.7 million, to $3.1 million at June 30, 2005, from $4.9 million at December 31, 2004. That reduction reflected the pay-off of loans totaling $1.3 million to a single borrower, without loss of principal.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2005, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $3.1 million at June 30, 2005, and $4.9 million at December 31, 2004, and the amount of related valuation allowances were $747,000 and $1.2 million respectively at those dates. The lower June 30, 2005 amount reflected the pay-off of loans totaling $1.3 million noted previously under the discussion of non-accrual loans. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At June 30, 2005, compared to December 31, 2004, internally classified substandard loans had decreased to $5.7 million from $8.7 million; while doubtful loans increased by $1.1 million to approximately $1.3 million from $337,000. There were no loans classified as loss at those dates. The $3.0 million decrease in substandard loans reflected the pay-off of loans to one borrower totaling $1.3 million noted previously under the discussion of non-accrual loans. That reduction also reflected the transfer of two separate loans totaling $1.2 million to “doubtful” accounting for the majority of the increase in that category.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $131,000 at June 30, 2005 and $329,000 at December 31, 2004; and (ii) 60 to 89 days past due, at June 30, 2005 and December 31, 2004, in the aggregate principal amount of $547,000 and $89,000, respectively.

Other Real Estate Owned:
The balance of other real estate owned amounted to $137,000 at June 30, 2005 and December 31, 2004. There was no activity during 2005.

At June 30, 2005, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the three months ended June 30, 2005, and 2004, and the twelve months ended December 31, 2004 is as follows:

	For the six months ended	For the twelve months ended	For the six months ended
(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004

Balance at beginning of period	$6,684	$7,333	$7,333
Charge-offs:
Commercial and construction	1	1,036	293
Tax refund loans	1,113	700	700
Consumer	14	186	2
Total charge-offs	1,128	1,922	995
Recoveries:
Commercial and construction	259	1,383	9
Tax refund loans	355	200	200
Consumer	4	4	-
Total recoveries	618	1,587	209
Net charge-offs	510	335	786
Provision for loan losses	822	(314)	500
Balance at end of period	$6,996	$6,684	$7,047
Average loans outstanding (1)	$572,106	$493,635	$474,913

As a percent of average loans (1):
Net charge-offs (annualized)	0.18%	0.07%	0.33%
Provision for loan losses (annualized)	0.29%	(0.06)%	0.21%
Allowance for loan losses	1.22%	1.35%	1.48%
Allowance for loan losses to:
Total loans, net of unearned income at period end	1.16%	1.22%	1.43%
Total non-performing loans at period end	222.94%	137.70%	106.24%

(1) Includes nonaccruing loans.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management’s best estimate of known and inherent losses.

The Company’s Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at June 30, 2005. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2005, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $572.9 million, $7.3 million and $20.6 million.

Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is the Company’s need and ability to react to changes in interest rates. As discussed previously, management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report on Form 10-K filed with the SEC.

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

 Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in internal controls.

 There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of Republic First Bancorp, Inc., to take action upon the reelection of three directors and to vote upon the approval of an amendment to the Company’s Amended and Restated Stock Option Plan and Restricted Stock Plan was held on April 26, 2005 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA., 19103. Written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 30 days prior thereto. As of the record date of said meeting of the shareholders, the number of shares then issued and outstanding was 7,429,074 shares of common stock, of which 7,429,074 were entitled to vote. A total of 6,606,179 shares were voted fro the reelection of three directors. No nominee received less than 90.3% of the voted shares. Therefore, pursuant to such approval, the following directors were reelected to the Company:

Harry D. Madonna
Kenneth J. Adelberg
William W. Batoff

A total of 3,502,359 shares were voted for the amendment to the Restated Stock Option Plan and Restricted Stock Plan of which 68.8% voted in favor. Therefore, the amendment to the Company’s Stock Option Plan and Restricted Stock Plan was approved.

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

Republic First Bancorp, Inc.

/s/Harry D. Madonna
President and Chief Executive Officer

/s/Paul Frenkiel
Chief Financial Officer

Dated: August 12, 2005