Form 10-Q
period 2005-09-30
REPUBLIC FIRST BANCORP INC
filed 2005-11-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest  practicable date.
8,699,790 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of November 10, 2005

Exhibit index appears on page 37

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Number	Page

(1)Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	4

(2)Consolidated Statements of Income for the three and nine months ended
September 30, 2005 and 2004 (unaudited)	5

(3)Consolidated Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004 (unaudited)	6

(4)Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended
September 30, 2005 (unaudited)	7

(5)Notes to Consolidated Financial Statements (unaudited)	8

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
Dollars in thousands, except share data

ASSETS:	September 30, 2005	December 31, 2004
	(unaudited)
Cash and due from banks	$17,364	$15,900
Interest bearing deposits with banks	565	3,641
Federal funds sold and interest-bearing deposits with banks	63,537	17,162
Total cash and cash equivalents	81,466	36,703

Other interest-earning restricted cash	2,311	2,923
Investment securities available for sale, at fair value	57,969	43,733
Investment securities held to maturity at amortized cost
(Fair value of $8,142 and $5,448, respectively)	8,128	5,427
Loans receivable (net of allowance for loan losses of
$7,401 and $6,684, respectively)	638,213	543,005
Premises and equipment, net	3,587	3,625
Other real estate owned	137	137
Accrued interest receivable	3,653	3,390
Business owned life insurance	10,843	10,595
Other assets	13,193	15,266
Assets	819,500	664,804
Assets of First Bank of Delaware spin-off	-	55,608

Total Assets	$819,500	$720,412
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$83,654	$97,790
Demand – interest-bearing	49,344	54,762
Money market and savings	223,822	170,980
Time under $100,000	94,042	99,690
Time $100,000 or more	134,120	87,462
Total Deposits	584,982	510,684

Short-term borrowings	160,813	61,090
FHLB Advances	-	25,000
Accrued interest payable	1,566	2,126
Other liabilities	5,120	5,890
Subordinated debt	6,186	6,186
Liabilities	758,667	610,976
Liabilities of First Bank of Delaware spin-off	-	44,212

Total Liabilities	758,667	655,188
Shareholders’ Equity:
Common stock par value $0.01 per share, 20,000,000 shares
authorized; shares issued 8,671,044 as of September 30, 2005
and 8,320,123 as of December 31, 2004	87	74
Additional paid in capital	49,250	37,336
Retained earnings	12,970	17,651
Treasury stock at cost (215,817 shares)	(1,541)	(1,541)
Accumulated other comprehensive income	67	308
Shareholders’ Equity	60,833	53,828
Shareholders’ Equity of First Bank of Delaware spin-off	-	11,396
Total Shareholders’ Equity	60,833	65,224
Total Liabilities and Shareholders’ Equity	$819,500	$720,412

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2005 and 2004
Dollars in thousands, except per share data
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$10,576	$7,620	$30,347	$22,331
Interest and dividend income on federal
funds sold and other interest-earning balances	192	139	863	500
Interest and dividends on investment securities	465	482	1,350	1,558
Total interest income	11,233	8,241	32,560	24,389

Interest expense:
Demand interest-bearing	79	98	236	268
Money market and savings	1,886	534	4,457	1,399
Time under $100,000	730	724	2,272	2,294
Time $100,000 or more	524	468	2,270	1,525
Other borrowed funds	757	1,907	1,939	6,043
Total interest expense	3,976	3,731	11,174	11,529
Net interest income	7,257	4,510	21,386	12,860
Provision (recovery) for loan losses	315	(1,363)	1,137	(863)
Net Interest income after provision
for loan losses	6,942	5,873	20,249	13,723

Non-Interest income:
Loan advisory and servicing fees	187	94	477	303
Service fees on deposit accounts	466	439	1,452	1,224
Lawsuit damage award	-	1,337	-	1,337
Other income	251	119	877	560
	904	1,989	2,806	3,424

Non-Interest expense:
Salaries and benefits	2,447	2,050	7,097	5,747
Occupancy	360	376	1,141	1,048
Depreciation	214	243	795	698
Legal	188	204	528	614
Advertising	37	23	126	116
Taxes, other	192	142	512	431
Other expenses	1,165	1,008	3,415	2,588
	4,603	4,046	13,614	11,242

Income from continuing operations before
income taxes	3,243	3,816	9,441	5,905
Provision for income taxes	1,102	1,262	3,144	1,921

Income from continuing operations	2,141	2,554	6,297	3,984
Income from discontinued operations	-	776	-	3,513
Income tax on discontinued operations	-	274	-	1,247
Net income	$2,141	$3,056	$6,297	$6,250

Income per share from continuing operations
Basic	$0.25	$0.31	$0.75	$0.49
Diluted	$0.24	$0.30	$0.72	$0.47

Income per share from discontinued operations
Basic	-	$0.06	-	$0.28
Diluted	-	$0.06	-	$0.27

Net income per share
Basic	$0.25	$0.37	$0.75	$0.77
Diluted	$0.24	$0.36	$0.72	$0.74

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
Dollars in thousands
(unaudited)
	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,297	$6,250
Adjustments to reconcile net income to net
cash provided by operating activities:
Income from discontinued operations, net of tax	-	(2,266)
Provision for loan losses	1,137	(863)
Depreciation	795	698
Gain on call of securities	(97)	-
Amortization of discounts on investment securities	222	199
Increase in value of business owned life insurance	(248)	(269)
Decrease (increase) in accrued interest receivable
and other assets	1,810	(3,360)
Decrease (increase) in accrued expenses
and other liabilities	(1,330)	954
Net cash provided by operating activities	8,586	1,343
Cash flows from investing activities:
Purchase of securities:
Held to maturity	(2,913)	-
Available for sale	(18,912)	(7,500)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity	212	1,184
Available for sale	4,310	20,452
Net increase in loans	(96,345)	(56,772)
Decrease in other interest-earning restricted cash	612	213
Premises and equipment expenditures	(757)	(985)
Net cash used in investing activities	(113,793)	(43,408)
Cash flows from financing activities:
Net proceeds from exercise of stock options	949	358
Net increase in demand, money market and savings deposits	33,288	70,446
(Repayment) increase of overnight borrowings	99,723	(7,742)
Repayment of long term borrowings	(25,000)	(25,000)
Net increase (decrease) in time deposits	41,010	(429)
Net cash provided by financing activities	149,970	37,633
Increase (decrease) in cash and cash equivalents	44,763	(4,432)
Cash and cash equivalents, beginning of period	36,703	70,136
Cash and cash equivalents, end of period	$81,466	$65,704
Supplemental disclosure:
Interest paid	$11,733	$11,695
Taxes paid	$3,600	$954

(See notes to consolidated financial statements)

 Republic First Bancorp, Inc. and Subsidiary
Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2005
Dollars in thousands
 (unaudited)

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2005		$74	$42,494	$23,867	$(1,541)	$330	$65,224
First bank of Delaware spin off		-	(5,157)	(6,217)	-	(22)	(11,396)
Total other comprehensive loss, net of reclassification adjustments and taxes	(241)	-	-	-	-	(241)	(241)
Net income	6,297	-	-	6,297	-	-	6,297
Total comprehensive income	$6,056
Stock dividend (924,022 shares)		9	10,968	(10,977)	-	-	-
Options exercised		4	945	-	-	-	949
Balance September 30, 2005		$87	$49,250	$12,970	$(1,541)	$67	$60,833

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Stock Based Compensation:

The Company accounts for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair valued-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The FASB recently published SFAS 123 (Revised 2004), Share-based Payment (“SFAS 123R”). SFAS 123R, which is effective from the annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Management is currently evaluating the provisions of SFAS 123R. In the first quarter 2005, the Company vested all previously issued, unvested options, and the related expense is reflected in the following table.

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

Stock Based Compensation

	Three months ended			Nine months ended
	September 30,			September 30,
			Continuing			Continuing
(dollar amounts in thousands)			Operations			Operations
	2005	2004	2004	2005	2004	2004
Net income as reported	$2,141	$3,056	$2,554	$6,297	$6,250	$3,984

Less: Stock based compensation costs determined
under fair value method for all awards, net of tax	-	-	-	(496)	(54)	(41)
Net income, pro forma	$2,141	$3,056	$2,554	$5,801	$6,196	$3,943

Earnings per common share-basic: As reported	$0.25	$0.37	$0.31	$0.75	$0.77	$0.49
Pro-forma	$0.25	$0.37	$0.31	$0.70	$0.77	$0.49

Earnings per common share-diluted: As reported	$0.24	$0.36	$0.30	$0.72	$0.74	$0.47
Pro-forma	$0.24	$0.36	$0.30	$0.67	$0.73	$0.47

The Company granted 136,819 options during the nine months ended September 30, 2005. During that period, 317,764 options were exercised and 5,208 were forfeited. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of 22.17%; risk-free interest rate of 4.03% and an expected life of 9.0 years. The fair market value of options granted during 2005 was $4.92. As a result of the spin-off of First Bank of Delaware, related stock option expense for 2004 was allocated between those two entities on the basis of stock prices as of the date of the spin-off. In the nine months ended September 30, 2004, the Company granted 13,067 options. During that period, 66,220 options were exercised and 15,708 were forfeited.

Note 3: Reclassifications and Restatement for 10% and 12% Stock Dividends

Certain items in the financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these financial statements have been restated for a 10% stock dividend paid on August 24, 2004, and a 12% stock dividend paid on June 7, 2005.

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

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115. These changes did not have a material impact on the Company’s financial statements.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

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

Note 6: Segment Reporting

As a result of the spin-off of First Bank of Delaware in the first quarter of 2005, the tax refund loan department was also spun off as it was a division of that bank. Accordingly, tax refund loans no longer comprise a segment of the Company. In the normal course of business, tax refund loans may continue to be purchased from First Bank of Delaware. After the spin off, the Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Note 7: Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At September 30, 2005, and 2004, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. The following tables are a comparison of EPS for the three months ended September 30, 2005 and 2004.

	2005		2004
Three months ended September 30, Income from Continuing Operations	$2,141,000		$2,554,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,463,019		8,111,781
Basic EPS		$0.25		$0.31
Add common stock equivalents representing dilutive stock options	307,183		407,600
Effect on basic EPS of dilutive CSE		$(.01)		$(.01)
Equals total weighted average
shares and CSE (diluted)	8,770,202		8,519,381
Diluted EPS		$0.24		$0.30

Income from Discontinued Operations	$-		$502,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	-	-	8,111,781
Basic EPS				$0.06
Add common stock equivalents representing dilutive stock options	-	-	407,600
Effect on basic EPS of dilutive CSE				-
Equals total weighted average	-	-	8,519,381
shares and CSE (diluted)
Diluted EPS				$0.06

Net Income	$2,141,000		$3,056,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,463,019		8,111,781
Basic EPS		$0.25		$0.37
Add common stock equivalents representing dilutive stock options	307,183		407,600
Effect on basic EPS of dilutive CSE		$(.01)		$(.01)
Equals total weighted average	8,770,202		8,519,381
shares and CSE (diluted)
Diluted EPS		$0.24		$0.36

The following tables are a comparison of EPS for the nine months ended September 30, 2005 and 2004.

	2005	2004

Nine months ended September 30, Income from Continuing Operations	$6,297,000		$3,984,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,320,363		8,072,068
Basic EPS		$0.75		$0.49
Add common stock equivalents representing dilutive stock options	385,983		382,965
Effect on basic EPS of dilutive CSE		$(.03)		$(.02)
Equals total weighted average
shares and CSE (diluted)	8,706,346		8,455,033
Diluted EPS		$0.72		$0.47

Income from Discontinued Operations	$-		$2,266,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	-	-	8,072,068
Basic EPS				$0.28
Add common stock equivalents representing dilutive stock options	-	-	382,965
Effect on basic EPS of dilutive CSE				$(.01)
Equals total weighted average	-	-	8,455,033
shares and CSE (diluted)
Diluted EPS				$0.27

Net Income	$6,297,000		$6,250,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	8,320,363		8,072,068
Basic EPS		$0.75		$0.77
Add common stock equivalents representing dilutive stock options	385,983		382,965
Effect on basic EPS of dilutive CSE		$(.03)		$(.03)
Equals total weighted average	8,706,346		8,455,033
shares and CSE (diluted)
Diluted EPS		$0.72		$0.74

Note 8: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$2,141	$3,056	$6,297	$6,250

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses during the period	(60)	100	(241)	(335)

Comprehensive income	$2,081	$3,156	$6,056	$5,915

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

Financial Condition:

September 30, 2005 Compared to December 31, 2004

Assets increased $154.7 million to $819.5 million at September 30, 2005, versus $664.8 million at December 31, 2004. This increase reflected a $95.2 million increase in net loans and a $46.4 million increase in Fed Funds sold. These loans were funded primarily by increases in transaction accounts. The increase in assets also reflected increases in overnight FHLB advances, which are utilized to manage liquidity.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $95.2 million, to $638.2 million at September 30, 2005, versus $543.0 million at December 31, 2004. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $10.0 million at September 30, 2005. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. Republic’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $58.0 million at September 30, 2005, compared to $43.7 million at year-end 2004. The increase reflected the purchase of government agency securities. At September 30, 2005 and December 31, 2004, the portfolio had net unrealized gains of $101,000 and $502,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of Federal Home Loan Bank (“FHLB”) securities. At September 30, 2005, securities held to maturity totaled $8.1 million, compared to $5.4 million at year-end 2004 reflecting increased amounts of FHLB securities.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $44.8 million, to $81.5 million at September 30, 2005, from $36.7 million at December 31, 2004, as increases in overnight FHLB advances were invested in Federal Funds.

Other Interest-Earning Restricted Cash:

Other interest-earning restricted cash, which represents funds provided to fund an offsite ATM network for which Republic is compensated, decreased by $612,000, to $2.3 million at September 30, 2005, from $2.9 million at December 31, 2004.

Fixed Assets:

At September 30, 2005 and December 31, 2004, the balance in premises and equipment, net of accumulated depreciation, was $3.6 million.

Other Real Estate Owned:

Other real estate owned amounted to $137,000 at September 30, 2005 and December 31, 2004.

Business Owned Life Insurance:

The balance of business owned life insurance amounted to $10.8 million at September 30, 2005 and $10.6 million at December 31, 2004. The income earned on these policies is reflected in other income.

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

Period end deposits increased by $74.3 million to $585.0 million at September 30, 2005, from $510.7 million at December 31, 2004. The majority of that increase represents balances that are likely short-term. Average transaction accounts increased 41.1% or $121.6 million more than the prior year period to $417.1 million in the third quarter of 2005. Deposit growth benefited from the Company’s business development efforts. Period end time deposits increased $41.0 million, or 21.9% to $228.2 million at September 30, 2005, versus $187.2 million at the prior year-end. The increase resulted primarily from the addition of institutional deposits which were the least costly funding alternative available.

FHLB Borrowings:

FHLB borrowings totaled $160.8 million at September 30, 2005 and $86.1 million at December 31, 2004. The September 30, 2005 balance was comprised wholly of overnight borrowings.

Shareholders’ Equity:

Total shareholders’ equity increased $7.0 million to $60.8 million at September 30, 2005, versus $53.8 million at December 31, 2004. This increase was primarily the result of year-to-date net income of $6.3 million, with the balance of the increase resulting from the exercise of stock options partially offset by a reduction in accumulated other comprehensive income.

Three Months Ended September 30, 2005 Compared to September 30, 2004
Results of Operations:

Overview

The Company's income from continuing operations decreased to $2.1 million or $0.24 per diluted share for the three months ended September 30, 2005, compared to $2.6 million, or $0.30 per diluted share for the comparable prior year period. While there was a $3.0 million, or 36.3%, increase in total interest income, reflecting higher rates and a 20.6% increase in average loans outstanding, and interest expense increased only $245,000, the reduction resulted from a $1.3 million one time award arising from a legal settlement in connection with a loan recovery. That settlement increased third quarter 2004 non-interest income by $1.3 million. The related loan recovery resulted in a $1.4 million net credit in the provision for loan losses in the third quarter of 2004, compared to $315,000 provision expense in the third quarter of 2005. The modest increase in interest expense reflected the maturity of relatively high cost FHLB advances. Accordingly, net interest income increased $2.7 million between the periods. Increases in short term interest rates also increased yields on loans tied to prime, which exceeded increases in interest paid on certain deposits, further contributing to the increased margin. Return on average assets and average equity from continuing operations of 1.19% and 14.24% respectively, in the third quarter of 2005 compared to 1.57% and 19.88% respectively for the same period in 2004.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the three months ended			For the three months ended
	September 30, 2005			September 30, 2004
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$20,952	$192	3.64%	$37,604	$139	1.47%
Securities	48,752	465	3.82%	57,479	482	3.35%
Loans receivable	604,531	10,576	6.94%	501,189	7,620	6.03%
Total interest-earning assets	674,235	11,233	6.61%	596,272	8,241	5.48%

Other assets	39,460			50,569

Total assets	$713,695			$646,841

Interest-bearing liabilities:
Demand-non interest
bearing	$86,015			$89,517
Demand interest-bearing	45,972	$79	0.68%	62,318	$98	0.62%
Money market & savings	285,140	1,886	2.62%	143,712	534	1.47%
Time deposits	154,399	1,254	3.22%	174,014	1,192	2.72%
Total deposits	571,526	3,219	2.23%	469,561	1,824	1.54%
Total interest-bearing
deposits	485,511	3,219	2.63%	380,044	1,824	1.90%

Other borrowings	74,441	757	4.03%	120,648	1,907	6.27%

Total interest-bearing
liabilities	$559,952	$3,976	2.82%	$500,692	$3,731	2.96%
Total deposits and
other borrowings	645,967	3,976	2.44%	590,209	3,731	2.51%

Non interest-bearing
liabilites	8,022			5,642
Shareholders' equity	59,706			50,990
Total liabilities and
shareholders' equity	$713,695			$646,841

Net interest income		$7,257			$4,510
Net interest spread			3.79%			2.52%

Net interest margin			4.27%			3.00%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table
	Three months ended September 30, 2005
	versus September 30, 2004
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(152)	$205	$53
Securities	(83)	66	(17)
Loans	1,809	1,147	2,956
Total interest-earning assets	1,574	1,418	2,992

Interest expense of deposits
Interest-bearing demand deposits	28	(9)	19
Money market and savings	(926)	(426)	(1,352)
Time deposits	159	(221)	(62)
Total deposit interest expense	(739)	(656)	(1,395)
Other borrowings	469	681	1,150
Total interest expense	(270)	25	(245)
Net interest income	$1,304	$1,443	$2,747

The Company’s net interest margin increased 127 basis points to 4.27% for the three months ended September 30, 2005, versus 3.00% in the prior year comparable period.

While yields on interest-bearing assets increased 113 basis points to 6.61% in third quarter 2005 from 5.48% in third quarter 2004, the yield on total deposits and other borrowings fell 7 basis points to 2.44% from 2.51% between those respective periods. Those 113 and 7 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 275 basis points of increases in short-term interest rates between the two quarters. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of Federal Home Loan Bank (“FHLB”) advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

The Company's net interest income increased $2.7 million, or 60.8%, to $7.3 million for the three months ended September 30, 2005, from $4.5 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by lower cost overnight

FHLB borrowings. Average interest-earning assets amounted to $674.2 million for third quarter 2005 and $596.3 million for third quarter 2004. Substantially all of the $78.0 million increase resulted from loan growth.

The Company's total interest income increased $3.0 million, or 36.3%, to $11.2 million for the three months ended September 30, 2005, from $8.2 million for the prior year comparable period. Interest and fees on loans increased $3.0 million, or 38.8%, to $10.6 million for the three months ended September 30, 2005, from $7.6 million for the prior year comparable period. The majority of the increase resulted from a 20.6% increase in average loan balances. In third quarter 2005, average loan balances amounted to $604.5 million, compared to $501.2 million in the comparable prior year period. The balance of the 38.8% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $17,000 to $465,000 for the three months ended September 30, 2005, from $482,000 for the prior year comparable period. This decline reflected the $8.7 million, or 15.2%, decrease in average investment securities outstanding to $48.8 million for third quarter 2005 from $57.5 million for the comparable prior year period. However, the majority of the impact of the decline in average securities balances on related income, was offset by rate increases on variable rate securities. Interest on federal funds sold and other interest-earning assets increased $53,000, or 38.1%, due to increases in short-term market interest rates which more than offset the $16.7 million decrease in average balances to $21.0 million for third quarter 2005 from $37.6 million for the comparable prior year period.

The Company's total interest expense increased $245,000, or 6.6%, to $4.0 million for the three months ended September 30, 2005, from $3.7 million for the prior year comparable period. The modest increase in interest expense reflected the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight FHLB borrowings and deposits which generally bore interest at 4.00% or less. Interest-bearing liabilities averaged $560.0 million for the three months ended September 30, 2005, versus $500.7 million for the prior year comparable period, or an increase of $59.3 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $121.6 million which facilitated a $46.2 million decrease in average other borrowings. A portion of the increase in average transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 14 basis points to 2.82% for the three months ended September 30, 2005. That decrease resulted notwithstanding the increase in market interest rates, due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by March 31, 2005. Money market and savings interest expense increased $1.4 million to $1.9 million in third quarter 2005, from $534,000 in the comparable prior year period. Related average balances increased $141.4 million, or 98.4%, in those respective periods, and accounted for the majority of the increase. A portion of the increase in those average balances is likely short-term. The balance of the increase in money market and savings interest expense reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 73 basis points in third quarter 2005 compared to third quarter 2004, while short term rates increased approximately 275 basis points between those periods.

Interest expense on time deposits (certificates of deposit) amounted to $1.3 million in third quarter 2005 compared to $1.2 million in third quarter 2004. Average time deposits decreased $19.6 million, or 11.3%, between those periods. Average rates increased only 50 basis points between those periods, as increases lagged the increases in short-term market interest rates reflecting the staggered maturity of those instruments.

Interest expense on other borrowings decreased $1.2 million to $757,000 in third quarter 2005, as a result of decreased average balances and lower rates. Average other borrowings, substantially all FHLB advances and overnight FHLB borrowings, decreased $46.2 million, or 38.3%, between those respective periods. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings. Overnight borrowings were available at a lower rate than the FHLB advances and lowered the rate of other borrowings to 4.03% in third quarter 2005, compared to 6.27% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $315,000 in third quarter 2005. The provision primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The prior year net credit of $1.4 million for the provision resulted from a large recovery credited to the reserve for loan losses, representing the previously charged-off balance of the related loan. The recovery resulted in an allowance balance which exceeded the level deemed necessary by the Company’s methodology. The required adjustment to the allowance resulted in the net credit to the provision.

Non-Interest Income

Total non-interest income decreased $1.1 million to $904,000 for the three months ended September 30, 2005, versus $2.0 million for the prior year comparable period. The reduction resulted from a non-recurring $1.3 million legal settlement recorded in third quarter 2004 related to the large 2004 charged-off loan recovery previously discussed.

Non-Interest Expenses

Total non-interest expenses increased $557,000 or 13.8% to $4.6 million for the three months ended September 30, 2005, from $4.0 million for the prior year comparable period. Salaries and employee benefits increased $397,000 or 19.4%, to $2.4 million for the three months ended September 30, 2005, from $2.1 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff, and staff for the new branch location. It also reflected annual merit increases which are targeted at approximately 3%.

Occupancy expense decreased $16,000, or 4.3%, to $360,000. The decrease reflected lower repairs and maintenance expense.

Depreciation expense decreased $29,000 or 11.9% to $214,000 for the three months ended September 30, 2005, versus $243,000 for the prior year comparable period.

Legal fees decreased $16,000, or 8.5%, to $188,000 in third quarter 2005, compared to $204,000 in third quarter 2004, resulting from reduced fees on a number of different matters.

Advertising expense increased $14,000, or 60.9%, to $37,000 in third quarter 2005, compared to $23,000 in second quarter 2004. The increase reflected an increase in the number of advertisements.

Taxes, other increased $50,000, or 35.2%, to $192,000 for the three months ended September 30, 2005, versus $142,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.

Other expenses increased $157,000, or 15.6% to $1.2 million for the three months ended September 30, 2005, from $1.0 million for the prior year comparable period. The increase reflected a $101,000 increase in data processing expense reflecting the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits. Professional fees increased approximately $59,000, reflecting expense connected with Sarbanes-Oxley compliance.

Provision for Income Taxes

The provision for income taxes for continuing operations decreased $160,000, to $1.1 million for the three months ended September 30, 2005, from $1.3 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income. The effective tax rates in those periods were 34% and 33% respectively. The effective rate was slightly higher in the 2005 period due to the impact of a 1% increase in the effective tax rate.

Nine Months Ended September 30, 2005 Compared to September 30, 2004

Results of Operations:

Overview

The Company's income from continuing operations increased to $6.3 million or $0.72 per diluted share for the nine months ended September 30, 2005, compared to $4.0 million, or $0.47 per diluted share for the comparable prior year period. The improvement reflected an $8.2 million, or 33.5%, increase in total interest income, reflecting higher rates and a 20.4% increase in average loans outstanding. Interest expense decreased $355,000 between the periods, notwithstanding additional funding required for that loan growth. The decrease in interest expense reflected the maturity of relatively high cost FHLB advances. Accordingly, net interest income increased $8.5 million between the periods. Increases in short term interest rates also increased yields on loans tied to prime, which exceeded increases in interest paid on certain deposits, further contributing to the increased margin. The increased net income resulted in a return on average assets and average equity from continuing operations of 1.18 % and 14.71% respectively, in the first nine months of 2005 compared to .82% and 10.59% respectively for the same period in 2004.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the nine months ended			For the nine months ended
	September 30, 2005			September 30, 2004
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$41,885	$863	2.75%	$57,524	$500	1.16%
Securities	47,526	1,350	3.79%	63,253	1,558	3.28%
Loans receivable	583,033	30,347	6.96%	484,338	22,331	6.16%
Total interest-earning assets	672,444	32,560	6.47%	605,115	24,389	5.39%

Other assets	41,205			41,424

Total assets	$713,649			$646,539

Interest-bearing liabilities:
Demand-non interest
bearing	$88,046			$82,644
Demand interest-bearing	48,898	$236	0.65%	58,269	$268	0.61%
Money market & savings	242,284	4,457	2.46%	124,819	1,399	1.50%
Time deposits	201,570	4,542	3.01%	184,211	3,819	2.77%
Total deposits	580,798	9,235	2.13%	449,943	5,486	1.63%
Total interest-bearing
deposits	492,752	9,235	2.51%	367,299	5,486	2.00%

Other borrowings	67,353	1,939	3.85%	136,708	6,043	5.91%

Total interest-bearing
liabilities	$560,105	$11,174	2.67%	$504,007	$11,529	3.06%
Total deposits and
other borrowings	648,151	11,174	2.30%	586,651	11,529	2.63%

Non interest-bearing
liabilites	8,211			9,616
Shareholders' equity	57,287			50,272
Total liabilities and
shareholders' equity	$713,649			$646,539

Net interest income		$21,386			$12,860
Net interest spread			3.80%			2.33%

Net interest margin			4.25%			2.84%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. Changes due to rate and volume variances have been allocated to rate.

Rate/Volume Table
	Nine months ended September 30, 2005
	versus September 30, 2004
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(344)	$707	$363
Securities	(451)	243	(208)
Loans	5,176	2,840	8,016
Total interest-earning assets	4,381	3,790	8,171

Interest expense of
deposits
Interest-bearing demand deposits	46	(14)	32
Money market and savings	(2,104)	(954)	(3,058)
Time deposits	(369)	(354)	(723)
Total deposit interest expense	(2,427)	(1,322)	(3,749)
Other borrowings	1,918	2,186	4,104
Total interest expense	(509)	864	355
Net interest income	$3,872	$4,654	$8,526

The Company’s net interest margin increased 141 basis points to 4.25% for the nine months ended September 30, 2005, versus the prior year comparable period.

While yields on interest-earning assets increased 108 basis points to 6.47% in the first nine months of 2005 from 5.39% in the comparable prior year period, the yield on total deposits and other borrowings fell 33 basis points to 2.30% from 2.63% between those respective periods. Those 108 and 33 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 275 basis points of increases in short-term interest rates between the two quarters. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of Federal Home Loan Bank (“FHLB”) advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

The Company's net interest income increased $8.5 million, or 66.3%, to $21.4 million for the nine months ended September 30, 2005, from $12.9 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by lower cost overnight FHLB borrowings. Average interest-earning assets amounted to $672.4 million for 2005 and $605.1 million for year to date 2004. Substantially all of the $67.3 million increase resulted from loan growth.

The Company's total interest income increased $8.2 million, or 33.5%, to $32.6 million for the nine months ended September 30, 2005, from $24.4 million for the prior year comparable period. Interest and fees on loans increased $8.0 million to $30.3 million for the nine months ended September 30, 2005, from $22.3 million for the prior year comparable period. The majority of the increase resulted from a 20.4% increase in average loan balances. For year to date 2005, average loan balances amounted to $583.0 million, compared to $484.3 million in the comparable prior year period. The balance of the increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $208,000 to $1.4 million for the nine months ended September 30, 2005, from $1.6 million for the prior year comparable period. This decline reflected the $15.7 million, or 24.9%, decrease in average investment securities outstanding to $47.5 million for year to date 2005 from $63.3 million for the comparable prior year period. Interest on federal funds sold and other interest-earning assets increased $363,000, or 72.6%, due to increases in short-term market interest rates.

The Company's total interest expense decreased $355,000, or 3.1%, to $11.2 million for the nine months ended September 30, 2005, from $11.5 million for the prior year comparable period. The decrease in interest expense reflected the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight and FHLB borrowings and deposits which generally bore interest at 4.00% or less. Interest-bearing liabilities averaged $560.1 million for the nine months ended September 30, 2005, versus $504.0 million for the prior year comparable period, or an increase of $56.1 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $113.5 million which facilitated a $69.4 million decrease in other borrowings. A portion of the increase in transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 39 basis points to 2.67% for the nine months ended September 30, 2005. That decrease resulted notwithstanding the increase in market interest rates due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by March 31, 2005. Money market and savings interest expense increased $3.1 million to $4.5 million in year to date 2005, from the comparable prior year period. Related average balances increased $117.5 million, or 94.1%, in those respective periods, and accounted for the majority of the increase. The balance of the increase reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 51 basis points in year to date 2005 compared to year to date 2004, while short term rates increased approximately 275 basis points between those periods.

Interest expense on time deposits (certificates of deposit) increased $723,000, or 18.9% to $4.5 million for year to date 2005, from $3.8 million for the prior year comparable period, as a result of increased average balances and rates. Average time deposits increased $17.4 million, or 9.4%, between those periods. Average rates increased only 24 basis points between those periods, as increases lagged the increases in short-term market interest rates.

Interest expense on other borrowings decreased $4.1 million to $1.9 million for year to date 2005, as a result of decreased average balances and rates. Average other borrowings, substantially all FHLB advances and overnight borrowings, decreased $69.4 million, or 50.7%, between those respective periods. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings. Overnight borrowings were available at a significant lower rate than the FHLB advances and lowered the rates on other borrowings to 3.85% in year to date 2005 compared to 5.91% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.1 million in year to date 2005. The provision reflected $919,000 for first quarter losses on tax refund loans, and amounts required to increase the allowance for loan growth. It also reflected the impact of the approximately $228,000 of second quarter tax refund loan recoveries on loans previously charged off and a $252,000 first quarter commercial loan recovery. That recovery resulted in an allowance balance which exceeded that determined by the Company’s methodology. The quarterly provision was reduced accordingly. The prior year net credit of $863,000 for the provision resulted from a large recovery credited to the allowance for loan losses, representing the previously charged-off balance of the related loan. The recovery resulted in an allowance balance which exceeded the level deemed necessary by the Company’s methodology. The required adjustment to the allowance resulted in the net credit to the provision.

Non-Interest Income

Total non-interest income decreased $618,000 to $2.8 million for the nine months ended September 30, 2005, versus $3.4 million for the prior year comparable period. The decrease reflected a non-recurring $1.3 million legal settlement recorded in 2004. The resulting 2005 reduction was partially offset by a one time $251,000 award in a lawsuit, an increase of $228,000 in service fees on deposit accounts, an increase of $174,000 in loan advisory and servicing fees, and a $97,000 gain on call of security, all in 2005.

Non-Interest Expenses

Total non-interest expenses increased $2.4 million or 21.1% to $13.6 million for the nine months ended September 30, 2005, from $11.2 million for the prior year comparable period. Salaries and employee benefits increased $1.4 million or 23.5%, to $7.1 million for the nine months ended September 30, 2005, from $5.7 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production, including related support staff, and staff for the new branch location. It also reflected annual merit increases which are targeted at approximately 3%.

Occupancy expense increased $93,000, or 8.9%, to $1.1 million for the nine months ended September 30, 2005, versus $1.0 million for the prior year comparable period. The increase reflected an additional branch location which was opened in first quarter 2005.

Depreciation expense increased $97,000 or 13.9% to $795,000 for the nine months ended September 30, 2005, versus $698,000 for the prior year comparable period. The majority of the increase resulted from the write-off of assets determined to have shorter lives than originally expected. It also reflected the additional branch location, and purchase of commercial loan and other software.

Legal fees decreased $86,000, or 14.0%, to $528,000 in year to date 2005, compared to $614,000 in the comparable prior year, resulting from reduced fees on a number of different matters.

Advertising expense increased $10,000, or 8.6%, to $126,000 in year to date 2005, compared to $116,000 in the comparable prior year period. The decrease reflected a decrease in the number of advertisements.

Taxes, other increased $81,000 or 18.8% to $512,000 for year to date 2005 versus $431,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.

Other expenses increased $827,000, or 32.0% to $3.4 million for the nine months ended September 30, 2005, from $2.6 million for the prior year comparable period. The increase reflected a $267,000 increase in data processing expense reflecting the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits. Professional fees increased approximately $158,000, reflecting expense connected with Sarbanes-Oxley compliance. Other real estate owned expense increased $36,000 as a result of the payment of real estate taxes on the Company’s single other real estate owned property. In addition, the increase also reflected $103,000 of printing and supplies expense and $62,000 of staff acquisition fees.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $1.2 million, to $3.1 million for the nine months ended September 30, 2005, from $1.9 million for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 33.3% and 32.5% respectively. The effective rate was slightly lower in the 2004 period due to the impact of a relatively fixed amount of tax exempt income on lower income.

Commitments, Contingencies and Concentrations

Republic is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit totaling $201.2 million at September 30, 2005. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $195.0 million and $156.6 million and standby letters of credit of approximately $6.2 million and $8.0 million at September 30, 2005, and December 31, 2004, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic's capital regulatory ratios at September 30, 2005, and December 31, 2004:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At September 30, 2005
Total risk based capital
Republic First Bank	$71,303	11.21%	$50,893	8.00%	$63,616	10.00%
Republic First Bancorp, Inc.	74,167	11.64%	$50,975	8.00%	-	N/A
Tier one risk based capital
Republic First Bank	63,902	10.04%	25,447	4.00%	38,170	6.00%
Republic First Bancorp, Inc.	66,766	10.48%	25,487	4.00%	-	N/A
Tier one leveraged capital
Republic First Bank	63,902	8.97%	35,622	5.00%	35,622	5.00%
Republic First Bancorp, Inc.	66,766	9.36%	35,678	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004
Total risk based capital
Republic First Bank	$64,251	12.09%	$42,526	8.00%	$53,158	10.00%
Republic First Bancorp, Inc.	66,204	12.45%	42,532	8.00%	-	N/A
Tier one risk based capital
Republic First Bank	57,606	10.84%	21,263	4.00%	31,895	6.00%
Republic First Bancorp, Inc.	59,520	11.20%	21,266	4.00%	-	N/A
Tier one leveraged capital
Republic First Bank	57,606	9.25%	31,143	5.00%	31,143	5.00%
Republic First Bancorp, Inc.	59,520	9.53%	31,221	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $81.5 million at September 30, 2005, compared to $36.7 million at December 31, 2004, due primarily to an increase in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At September 30, 2005, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2006. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At September 30, 2005, Republic had $72.6 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $100.6 million at December 31, 2004. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At September 30, 2005, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $201.2 million. Certificates of deposit scheduled to mature in one year totaled $141.9 million at September 30, 2005. There were no FHLB advances outstanding at September 30, 2005, and short-term borrowings of $160.8 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit from two correspondent banks to assist in managing Republic’s liquidity position. Those lines of credit totaled $40.0 million and were unused at September 30, 2005. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $193.4 million. As of September 30, 2005, Republic had borrowed $160.8 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

At September 30, 2005, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $57.9 million and $58.0 million as of September 30, 2005, respectively. The net unrealized gain on investment securities available for sale as of that date was approximately $100,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $10.0 million at September 30, 2005. Individual customers may have several loans often secured by different collateral.

Net loans increased $95.2 million, to $638.2 million at September 30, 2005, from $543.0 million at December 31, 2004. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of September 30, 2005		As of December 31, 2004
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$417,142	64.6%	$350,682	63.8%
Construction and land development	138,330	21.4	107,462	19.6
Non real estate secured	52,268	8.1	57,361	10.4
Unsecured	6,717	1.1	8,917	1.6
	614,457	95.2	524,422	95.4

Residential real estate	7,102	1.1	8,219	1.5
Consumer, short-term & other	24,055	3.7	17,048	3.1
Total loans, net of unearned income	645,614	100.0%	549,689	100.0%

Less allowance for loan losses	(7,401)		(6,684)

Net loans	$638,213		$543,005

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	September 30, 2005	December 31, 2004
(dollars in thousands)
Loans accruing, but past due 90 days or more	$23	$-
Non-accrual loans	2,849	4,854
Total non-performing loans (1)	2,872	4,854
Other real estate owned	137	137

Total non-performing assets (2)	$3,009	$4,991

Non-performing loans as a percentage of total loans net of unearned Income	0.44%	0.88%
Non-performing assets as a percentage of total assets	0.37%	0.75%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans decreased $2.0 million, to $2.8 million at September 30, 2005, from $4.9 million at December 31, 2004. That reduction reflected the pay-off of loans totaling $1.3 million to a single borrower, without loss of principal.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2005, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $2.8 million at September 30, 2005, and $4.9 million at December 31, 2004, and the amount of related valuation allowances were $1.4 million and $1.2 million respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At September 30, 2005, compared to December 31, 2004, internally classified substandard loans had decreased to $794,000 from $8.7 million; while doubtful loans increased by $1.9 million to approximately $2.2 million from $337,000. There were no loans classified as loss at those dates. The $7.9 million decrease in substandard loans reflected the transfer of $1.9 million to the doubtful loans category. The majority of the remaining difference reflected the payoff of three substandard loans.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $173,000 at September 30, 2005 and $329,000 at December 31, 2004; and (ii) 60 to 89 days past due, at September 30, 2005 and December 31, 2004, in the aggregate principal amount of $1.3 million and $89,000, respectively.

Other Real Estate Owned:

The balance of other real estate owned amounted to $137,000 at September 30, 2005 and December 31, 2004. There was no activity during 2005.

At September 30, 2005, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2005, and 2004, and the twelve months ended December 31, 2004 is as follows:

	For the nine months ended	For the twelve months ended	For the nine months ended
(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Balance at beginning of period	$6,684	$7,333	$7,333
Charge-offs:
Commercial and construction	1	1,036	291
Tax refund loans	1,113	700	700
Consumer	21	186	-
Total charge-offs	1,135	1,922	991
Recoveries:
Commercial and construction	287	1,383	1,365
Tax refund loans	423	200	200
Consumer	5	4	4
Total recoveries	715	1,587	1,569

Net charge-offs	420	335	(578)
Provision for loan losses	1,137	(314)	(863)

Balance at end of period	$7,401	$6,684	$7,048

Average loans outstanding (1)	$583,033	$493,635	$484,338

As a percent of average loans (1):
Net charge-offs (annualized)	0.10%	0.07%	(0.16)%
Provision for loan losses (annualized)	0.26%	(0.06)%	(0.24)%
Allowance for loan losses	1.27%	1.35%	1.46%
Allowance for loan losses to:
Total loans, net of unearned income at period end	1.15%	1.22%	1.36%
Total non-performing loans at period end	257.69%	137.70%	100.54%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at September 30, 2005. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2005, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $614.5 million, $7.1 million and $24.1 million.

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

(b)  Changes in internal controls.

There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2005