Form 10-K
period 2005-12-31
REPUBLIC FIRST BANCORP INC
filed 2006-03-16
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(fee required)
For the fiscal year ended December 31, 2005
OR
[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(no fee required)
For the transition period from _________________________ to ___________________________
Commission file number: 000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in charter)
Pennsylvania	23-2486815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1608 Walnut Street, Suite 1000, Philadelphia, PA	19103
(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (215) 735-4422

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES   ____ NO  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
YES   ____ NO  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X NO ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___   Accelerated filer X    Non-accelerated filer ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ____ NO  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005. The aggregate market value of $84,470,525 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on June 30, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock $0.01 Par Value	8,756,462
Title of Class	Number of Shares Outstanding as of March 1, 2006

Documents incorporated by reference

Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 25, 2006.

REPUBLIC FIRST BANCORP, INC.

Form 10-K

PART I
Item 1: Description of Business

Republic First Bancorp, Inc.

The First Bank of Delaware was spun off by Republic First Bancorp, Inc. (the “Company”), on January 31, 2005. All assets, liabilities and equity of First Bank of Delaware (“FBD”) were spun off as an independent company, trading on the OTC market under FBOD. Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company. After that date, the Company became a one bank holding company.

The Company was established in 1987. At December 31, 2004, the Company was a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank and First Bank of Delaware, offered a variety of credit and depository banking services. Such services were offered to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their ten offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware, but also through the national consumer loan products offered by the First Bank of Delaware.

As of December 31, 2005, the Company had total assets of approximately $850.9 million, total shareholders' equity of approximately $63.7 million, total deposits of approximately $647.8 million and net loans receivable outstanding of approximately $670.5 million. The majority of such loans were made for commercial purposes.

The Company provides banking services through the Republic First Bank and does not presently engage in any activities other than banking activities. The principal executive office of the Company is located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103, telephone number (215) 735-4422.

At December 31, 2005 the Company and Republic First Bank had a total of 131 full-time equivalent employees.

Republic First Bank

Republic First Bank (“Republic”) is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The deposits held by Republic are insured up to applicable limits by the Bank Insurance Fund of the FDIC. Republic presently conducts its principal banking activities through its five Philadelphia offices and four suburban offices in Ardmore, East Norriton and Abington, located in Montgomery County, and Media, located in Delaware County.

As of December 31, 2005, Republic had total assets of approximately $850.0 million, total shareholder’s equity of approximately $69.0 million, total deposits of approximately $648.3 million and net loans receivable of approximately $670.5 million. The majority of such loans were made for commercial purposes.

Services Offered

Republic offers many commercial and consumer banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in their service area.

Republic attempts to offer a high level of personalized service to both their small and medium-sized businesses and consumer customers. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic actively solicits both non-interest and interest-bearing deposits from its borrowers.

Republic offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured commercial loans, commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and other products.

Republic manages credit risk through loan application evaluation and monitoring for adherence with credit policies. Since its inception, Republic has had a senior officer monitor compliance with Republic’s lending policies and procedures by Republic’s loan officers.

Republic also maintains an investment securities portfolio. Investment securities are purchased by Republic in compliance with Republic’s Investment Policies, which are approved annually by Republic’s Board of Directors. The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations.

At December 31, 2005 and 2004, approximately 62% and 68%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities. Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

Service Area/Market Overview

Republic’s primary business banking service area consists of the Greater Philadelphia region, including Center City Philadelphia and the northern and western suburban communities located principally in Montgomery and Delaware Counties in Pennsylvania and northern Delaware. Republic also serves the surrounding counties of Bucks and Chester in Pennsylvania, southern New Jersey and southern Delaware.

Competition

There is substantial competition among financial institutions in Republic’s business banking service area. Republic competes with new and established local commercial banks, as well as numerous regionally based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, Republic competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

Many of the banks with which Republic competes have greater financial resources than Republic and offer a wider range of deposit and lending instruments with higher legal lending limits. Republic’s legal lending limit was approximately $11.5 million at December 31, 2005. Loans above these amounts may be made if the excess over the lending limit is participated to other institutions. After the spin off, Republic and FBD have continued to sell each other such participations. Republic is subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several new banks with business strategies similar to those of Republic have opened since Republic’s inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in Republic’s market. Republic competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. Republic anticipates a continued increase in competition in their market area.

Operating Strategy for Business Banking

Following the spin off of FBD, the Company’s business banking objective has been for Republic to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company’s management team has developed a business strategy consisting of the following key elements to achieve this objective:

Providing Attentive and Personalized Service

The Company believes that a very attractive niche exists serving small to medium-sized business customers not adequately served by Republic’s larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by Republic. Republic offers individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offering to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

Attracting and Retaining Highly Experienced Personnel

Republic’s officers and other personnel have substantial experience acquired at larger banks in the region. Additionally, Republic extensively screens and trains its staff to instill a sales and service oriented culture and maximize cross-selling opportunities and business relationships. Republic offers meaningful sales-based incentives to certain customer contact employees.

Capitalizing on Market Dynamics

In recent years, banks controlling large amounts of the deposits in Republic’s primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in changes in their product offerings and in the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. As a result of continuing consolidations and its marketing efforts, the Company believes it has a continuing opportunity to increase its market share.

Products and Services

Republic offers a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $11.5 million. Individual customers may have several loans, often secured by different collateral, which are in total subject to that lending limit. Relationships in excess of $6.5 million at December 31, 2005, amounted to $170.1 million. The $6.5 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

Republic attempts to offer a high level of personalized service to both their commercial and consumer customers. Republic is a member of the STAR™ and PLUS™ automated teller (“ATM”) networks in order to provide customers with access to ATMs worldwide. Republic currently has nine proprietary ATMs at branch locations.

Republic’s lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of Republic’s outstanding loans, representing approximately 96% of total loans outstanding at December 31, 2005. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio. Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. Republic makes both fixed and variable rate loans with terms ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

A branch was opened by Republic in Media, Pennsylvania in first quarter 2005. Two additional branches are planned for 2006 in Northeast Philadelphia and Voorhees (southern New Jersey), and leases have been signed for both locations. Additional locations may also be pursued.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and Republic.

General

Republic, a Pennsylvania chartered bank, is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking. The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank of Philadelphia (“FRB”) under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company’s activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

Republic is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB in attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.

Holding Company Structure

Republic is subject to restrictions under federal law which limits its ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Republic to the Company are generally limited in amount to 10% of Republic’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm’s length basis. Republic has never made any loans or extensions of credit to the Company or purchased any assets from the Company.

Under regulatory policy, the Company is expected to serve as a source of financial strength to Republic and to commit resources to support Republic. This support may be required at times when, absent such policy, the Company might not otherwise provide such support. Any capital loans by the Company to Republic are subordinate in right of payment to deposits and to certain other indebtedness of Republic. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of Republic will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Gramm-Leach-Bliley Act

On November 12, 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was enacted. The GLB Act did three fundamental things:

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

The GLB Act created a new kind of bank holding company called a “financial holding company” (an “FHC”). An FHC is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system. Among other things, “financial in nature” activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities. A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is “well capitalized,” “well managed,” and CRA-rated “satisfactory” or better. A qualifying bank holding company becomes an FHC by filing with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) an election to become an FHC. If an FHC at any time fails to remain “well capitalized” or “well managed,” the consequences can be severe. Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance. If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions. On the other hand, a failure to maintain a CR rating of “satisfactory” will not jeopardize any then existing newly authorized activities; rather, the FHC cannot engage in any additional newly authorized activities until a “satisfactory” CRA rating is restored.

In addition to activities currently permitted by law and regulation for bank holding companies, an FHC may engage in virtually any other kind of financial activity. Under limited circumstances, an FHC may even be authorized to engage in certain non-financial activities. The most important of these authorized activities are as follows:

(a) Securities underwriting and dealing;

(b) Insurance underwriting and sales;

(c) Merchant banking activities;

(d) Activities determined by the Federal Reserve to be “financial in nature” and incidental activities; and

(e) Activities determined by the Federal Reserve to be “complementary” to financial activities.

Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those previously permitted by law and regulation. The Company has not elected to become a FHC but has not precluded the possibility of doing so in the future.

The GLB Act also authorized national banks to create “financial subsidiaries.” This is in addition to the present authority of national banks to create “operating subsidiaries”. A “financial subsidiary” is a direct subsidiary of a national bank that satisfies the same conditions as an FHC, plus certain other conditions, and is approved in advance by the Office of the Comptroller of the Currency (the “OCC”). A national bank’s “financial subsidiary” can engage in most, but not all, of the newly authorized activities.

In addition, the GLB Act provided significant new protections for the privacy of customer information. These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC. The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer. The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to “opt out” of disclosures to non-affiliated parties; (3) not disclose any information to third party marketers; and (4) follow regulatory standards (to be adopted in the future) to protect the security and confidentiality of customer information.

Although the long-range effects of the GLB Act cannot be predicted with certainty, it will probably further narrow the differences and intensify competition between and among commercial banks, investment banks, insurance firms and other financial service companies.

Sarbanes-Oxley Act of 2002

The following is a brief summary of some of the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”) that affect the Company. It is not intended as an exhaustive description of SOX or its impact on the Company.

SOX instituted or increased various requirements for corporate governance, board of director and audit committee composition and membership, board duties, auditing standards, external audit firm standards, additional disclosure requirements, including CEO and CFO certification of financial statements and related controls, and other new requirements.

Boards of directors are now required to have a majority of independent directors, and the audit committees are required to be wholly independent, with greater financial expertise. Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors’ fees. Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation, and limitations over non-audit services. Penalties for non-compliance with existing and new requirements were established or increased.

In addition, Section 404 of SOX requires that by the end of 2005, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting;

2.	We must present an assessment, as of the end of the December 31, 2005 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting; and

3.
We must have our auditors attest to, and report on, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

We have taken necessary steps with respect to achieving compliance.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $41.1 million of dividends payable plus an additional amount equal to its net profit for 2006, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”. The Company may consider dividend payments in 2006.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks, which may vary. Adherence to such standards further limits the ability of Republic to pay dividends to the Company.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2006.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of the institution’s strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.00% or greater and a Tier 1 leverage ratio of 5.00% or greater, are assigned to the well capitalized group.

Capital Adequacy

The FRB has adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the FRB has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The FDIC subjects Republic to similar capital requirements.

The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 (the “Interstate Banking Law”) amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

Interstate bank mergers and branch purchase and assumption transactions were allowed effective September 1, 1998; however, states may “opt-out” of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to September 1, 1999. States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1997, Pennsylvania adopted “opt-in” legislation that allows interstate merger and purchase and assumption transactions.

Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined. See “Management’s Discussion and Analysis of Financial Condition - Results of Operations”.

Item 1A: Risk Factors

The earnings of the Company depend on the earnings of Republic. Republic is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of Republic are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

Republic’s results of operations are affected by the ability of its borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, and income taxes. Consideration is given to a variety of factors in establishing these estimates. There is no precise method of predicting loan losses. Republic can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses. Loan losses could have a material adverse effect on Republic’s financial condition and results of operations. Republic attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

Republic may not be able to compete effectively in its markets, which could adversely affect its results of operations. The banking and financial services industry in Republic’s market area is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerated pace of consolidation among financial service providers. Such larger institutions have greater access to capital markets, with higher lending limits and a broader array of services. Competition may require increases in deposit rates and decreases in loan rates.

The Company’s Articles of Incorporation and Bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by its Board of Directors. In particular, the Articles of Incorporation and Bylaws: classify the Board of Directors into three groups, so that shareholders elect only one-third of the Board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require shareholders to give the Company advance notice to nominate candidates for election to the Board of Directors or to make shareholder proposals at a shareholders’ meeting; and require the vote of the holders of at least 60% of the Company’s voting shares for stockholder amendments to the Company’s Bylaws. These provisions of the Company’s Articles of Incorporation and Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the Company’s shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Company’s Board of Directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of the Company’s common stock, and may also inhibit increases in the trading price of the Company’s common stock that could result from takeover attempts or speculation.

The Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the FDIC and the Pennsylvania Department of Banking. The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Regulations that apply to the Company and Republic are generally intended to provide protection for depositors and customers rather than for investors. The Company and Republic will remain subject to these regulations, and to the possibility of changes in federal and state laws, regulations, governmental policies, income tax laws and accounting principles. Changes in the regulatory environment in which the Company and Republic operate could adversely affect the banking industry as a whole and the Company and Republic’s operations in particular. For example, regulatory changes could limit our growth and our return to investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, and providing securities, insurance or trust services. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Also, legislation may change present capital requirements, which could restrict the Company and Republic’s activities and require the Company and Republic to maintain additional capital. The Company and Republic cannot predict what changes, if any, legislators and federal and state agencies will make to existing federal and state legislation and regulations or the effect that such changes may have on the Company and Republic’s business.

Republic is not considered to be a “well known seasoned issuer.”

 Item 1B:   Unresolved Staff Comments

None

Item 2: Description of Properties

Republic leases approximately 34,686 square feet on the second, fourth, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by the Company and the executive offices of Republic. Back office operations of Republic and commercial bank lending of Republic are located therein. Management believes that future staffing needs may require Republic to secure additional space. The current term of the lease on its headquarter facilities expires on July 31, 2007 with annual rent expense of $464,792, payable in monthly installments. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, and license and permit fees under its lease and to maintain insurance on the premises.

Republic leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents Republic’s main office. The initial ten year term of the lease expired March 2003 and contains a five year renewal option that has been exercised. The annual rent for such location is $97,089 payable in monthly installments.

Republic leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expires August 2006 and contains one renewal option of five years. The annual rent for such location is $49,850, payable in monthly installments.

Republic leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease has an initial five year term and a one year renewal option which expires June 2007. The annual rental at such location is $25,905 payable in monthly installments.

Republic leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expired in August 2005, and contains a five year renewal option that has been exercised. The annual rental at such location is $55,023, payable in monthly installments.

Republic leases approximately 2,466 square foot building at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten-year term of the lease expires June 2007 and contains a five year renewal option. The annual rent for such location is $61,650, payable in monthly installments.

Republic leases approximately 4,200 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten-year term contains two five- year renewal options and the initial lease term expires in May 2007. The annual rent for such location is $66,000, payable in monthly installments.

Republic purchased an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and a business development office.

Republic leases approximately 1,822 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expires in August 2008 and contains two five-year renewal options. The annual rent for such location is $71,058, payable in monthly installments.

Republic leases approximately 4,700 square feet of space on the first, second, and third floor, at 436 East Baltimore Avenue, Media, Pennsylvania. The space contains a banking area and business development office. The initial five-year term of the lease expires October 2009 with four five-year renewal options. The annual rent is $68,122 payable in monthly installments.

Item 3: Legal Proceedings

The Company and Republic are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Registrant’s for Common Equity and Related Stockholder Matters

Market Information

Shares of the Common Stock are quoted on Nasdaq under the symbol “FRBK.” The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. As of December 31, 2005, there were approximately 2,116 holders of record of the Common Stock. On March 1, 2006, the closing price of a share of Common Stock on Nasdaq was $14.41.

Year	Quarter	High	Low
2005	4th	$13.21	$11.10
	3rd	13.75	12.20
	2nd	14.00	11.83
	1st	14.83	11.83

2004	4th	$13.85	$11.38
	3rd	12.36	9.80
	2nd	10.76	9.36
	1st	10.96	9.22

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2006. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and Republic, applicable government regulations and policies and other factors deemed relevant by the Company’s Board of Directors, including the amount of cash dividends payable to the Company by Republic. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from Republic. Various federal and state laws, regulations and policies limit the ability of Republic to pay cash dividends to the Company. For certain limitations on Republic’s ability to pay cash dividends to the Company, see “Description of Business - Supervision and Regulation”.

Item 6: Selected Financial Data
	As of or for the Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001

INCOME STATEMENT DATA (1):
Total interest income	$45,381	$33,599	$37,742	$39,782	$45,264
Total interest expense	16,223	14,748	16,196	19,367	27,365
Net interest income	29,158	18,851	21,546	20,415	17,899
Provision for loan losses	1,186	(314)	5,827	5,043	3,772
Non-interest income	3,614	4,466	2,853	2,496	2,193
Non-interest expenses	18,207	15,346	14,614	15,776	14,081
Income from continuing operations before income taxes	13,379	8,285	3,958	2,092	2,239
Provision for income taxes	4,486	2,694	1,267	691	739
Income from continuing operations	8,893	5,591	2,691	1,401	1,500
Income from discontinued operations	-	5,060	3,440	1,262	916
Income tax on discontinued operations	-	1,711	1,217	463	302
Net income	$8,893	$8,940	$4,914	$2,200	$2,114

PER SHARE DATA (1) (2)
Basic earnings per share
Income from continuing operations	$1.06	$0.69	$0.34	$0.18	$0.20
Income from discontinued operations	-	0.41	0.28	0.11	0.08
Net income	$1.06	$1.10	$0.62	$0.29	$0.28
Diluted earnings per share
Income from continuing operations	$1.02	$0.66	$0.32	$0.18	$0.19
Income from discontinued operations	-	0.39	0.27	0.10	0.08
Net income	$1.02	$1.05	$0.59	$0.28	$0.27

Book value per share	$7.47	$6.64	$6.01	$5.92	$5.49

BALANCE SHEET DATA (1)
Total assets (3)	$850,855	$720,412	$654,792	$647,692	$652,329
Total loans, net (4)	670,469	543,005	452,491	428,417	439,300
Total investment securities (5)	44,161	49,160	68,094	93,842	125,300
Total deposits	647,843	510,684	425,497	423,727	420,262
FHLB & overnight advances	123,867	86,090	132,742	125,000	142,500
Subordinated debt	6,186	6,186	6,000	6,000	6,000
Total shareholders’ equity (3)	63,677	65,224	56,376	51,276	46,843

PERFORMANCE RATIOS (1)
Return on average assets on continuing operations	1.22%	0.87%	0.45%	0.23%	0.24%
Return on average shareholders’ equity on continuing operations	15.22%	10.93%	5.77%	3.21%	3.64%
Net interest margin	4.23%	3.15%	3.78%	3.47%	2.99%
Total non-interest expenses as a percentage of average assets (6)	2.49%	2.39%	2.42%	2.57%	2.29%

ASSET QUALITY RATIOS (1)
Allowance for loan losses as a percentage of loans (4)	1.12%	1.22%	1.59%	1.40%	1.14%
Allowance for loan losses as a percentage of non-performing loans	222.52%	137.70%	90.91%	88.65%	120.87%
Non-performing loans as a percentage of total loans (4)	0.50%	0.88%	1.75%	1.58%	0.94%
Non-performing assets as a percentage of total assets	0.42%	0.75%	1.33%	1.30%	0.98%
Net charge-offs (recoveries) as a percentage of average loans, net (4)	0.04%	0.07%	1.04%	0.91%	0.59%

LIQUIDITY AND CAPITAL RATIOS (1)
Average equity to average assets	7.99%	7.98%	7.73%	7.09%	6.68%
Leverage ratio	8.89%	9.53%	9.07%	8.19%	7.77%
Tier 1 capital to risk-weighted assets	10.65%	11.20%	11.70%	12.68%	12.20%
Total capital to risk-weighted assets	11.81%	12.45%	12.96%	13.93%	13.45%

(1)	Reflects the spin off of First Bank of Delaware, presented as discontinued operations.
(2)   Restated for 12% stock dividend
(3)   Years prior to 2005 include First Bank of Delaware
(4)	Includes loans held for sale
(5)	Includes FHLB stock
(6)	Excluding other real estate owned expenses of $1.5 million in 2002.

Item 7: Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is management’s discussion and analysis of the significant changes in the Company’s results of operations, financial condition and capital resources presented in the accompanying consolidated financial statements of Republic First Bancorp, Inc. This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may”, “believes”, “expect”, “estimate”, “project”, “anticipate”, “should”, “would”, “intend”, “probability”, “risk”, “target”, “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Reports on Form 10-Q filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2005.

Critical Accounting Policies

In accordance with FAS No. 144, the Company has presented the operations of First Bank of Delaware as discontinued operations starting with the first quarter 2005. On January 31, 2005 the First Bank of Delaware was spun off, effective January 1, 2005. All assets, liabilities and equity of First Bank of Delaware were spun off as an independent company, trading on the OTC market under the stock symbol “FBOD”. Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company. The short-term loan and tax refund lines of business were accordingly transferred after that date. However, Republic may continue to purchase tax refund anticipation loans from the First Bank of Delaware.

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

The allowance is an amount that represents management’s best estimate of known and inherent loan losses. Management’s evaluations of the allowance for loan losses consider such factors as an examination of the portfolio, past loss experience, the results of the most recent regulatory examination, current economic conditions and other relevant factors.

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carry forwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Results of Operations for the years ended December 31, 2005 and 2004

Overview

The Company's income from continuing operations increased $3.3 million, or 59.1%, to $8.9 million or $1.02 per diluted share for the year ended December 31, 2005, compared to $5.6 million, or $0.66 per diluted share for the prior year. The improvement reflected an $11.8 million, or 35.1%, increase in total interest income, reflecting higher rates and a 22.0% increase in average loans outstanding. Interest expense increased only $1.5 million as the Company moved away from relatively high cost Federal Home Loan Bank (“FHLB”) advances, replacing them with overnight FHLB borrowings and deposits. Accordingly, net interest income increased $10.3 million. Partially offsetting the increase in net interest income were the provision for loan losses (up $1.5 million), non-interest income (down approximately $900,000), and non-interest expenses (up $2.9 million). The increased net income resulted in a return on average assets and average equity from continuing operations of 1.22% and 15.22% respectively in 2005 compared to 0.87% and 10.93% respectively in 2004.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are not adjusted for tax equivalency, as Republic had no tax-exempt income. However, Republic may have such income in the future.

	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)
(Dollars in thousands)	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004 (3)			For the Year Ended December 31, 2003 (3)
Interest-earning assets:
Federal funds sold and other
interest-earning assets	$36,587	$1,078	2.95%	$45,430	$563	1.24%	$69,202	$863	1.25%
Investment securities and FHLB stock	51,285	1,972	3.85%	59,764	2,030	3.40%	62,310	2,735	4.39%
Loans receivable	602,031	42,331	7.03%	493,635	31,006	6.28%	439,127	34,144	7.78%
Total interest-earning assets	689,903	45,381	6.58%	598,829	33,599	5.61%	570,639	37,742	6.61%
Other assets	41,239			42,433			33,032
Total assets	$731,142			$641,262			$603,671
Interest-bearing liabilities:
Demand - non-interest
bearing	$88,702	$-	N/A	$85,158	$-	N/A	$63,084	$-	N/A
Demand - interest-bearing	49,118	332	0.68%	56,692	350	0.62%	58,413	445	0.76%
Money market & savings	238,786	6,026	2.52%	135,674	2,135	1.57%	113,484	1,583	1.39%
Time deposits	211,972	6,789	3.20%	178,384	5,002	2.80%	182,210	5,920	3.25%
Total deposits	588,578	13,147	2.23%	455,908	7,487	1.64%	417,191	7,948	1.91%
Total interest-
bearing deposits	499,876	13,147	2.63%	370,750	7,487	2.02%	354,107	7,948	2.24%
Other borrowings	75,875	3,076	4.05%	124,303	7,261	5.84%	134,057	8,248	6.15%
Total interest-bearing
liabilities	575,751	16,223	2.82%	495,053	14,748	2.98%	488,164	16,196	3.32%
Total deposits and
other borrowings	664,453	16,223	2.44%	580,211	14,748	2.54%	551,248	16,196	2.94%
Non-interest-bearing
Other liabilities	8,242			9,875			5,769
Shareholders’ equity	58,447			51,176			46,654
Total liabilities and
Shareholders’ equity	$731,142			$641,262			$603,671
Net interest income		$29,158			$18,851			$21,546
Net interest spread			3.76%			2.63%			3.29%
Net interest margin (2)			4.23%			3.15%			3.78%
__________
(1) Yields on investments are calculated based on amortized cost.
(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets.
(3) Does not include discontinued operations

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

	Year ended December 31, 2005 vs. 2004			Year ended December 31, 2004 vs. 2003
	Change due to			Change due to
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(261)	$776	$515	$(295)	$(6)	$(301)
Securities	(326)	268	(58)	(86)	(619)	(705)
Loans	7,622	3,703	11,325	3,424	(6,562)	(3,138)
Total interest earning assets	$7,035	$4,747	$11,782	$3,043	$(7,187)	$(4,144)
Interest expense of
Deposits
Interest-bearing demand deposits	$51	$(33)	$18	$11	$84	$95
Money market and savings	(2,602)	(1,289)	(3,891)	(349)	(202)	(551)
Time deposits	(1,075)	(712)	(1,787)	107	811	918
Total deposit interest expense	(3,626)	(2,034)	(5,660)	(231)	693	462
Other borrowings	1,962	2,223	4,185	570	417	987
Total interest expense	(1,664)	189	(1,475)	339	1,110	1,449
Net interest income	$5,371	$4,936	$10,307	$3,382	$(6,077)	$(2,695)

Net Interest Income

The Company’s net interest margin increased 108 basis points to 4.23% for 2005 compared to 3.15% for 2004. While yields on interest-earning assets increased 97 basis points to 6.58% in 2005 from 5.61% in 2004, the yield on total deposits and other borrowings fell 10 basis points to 2.44% from 2.54% between 2005 and 2004. Those 97 and 10 basis point improvements comprise the majority of the improvement in the margin. The increase in yields on assets resulted primarily from the 325 basis points of increases in short-term interest rates between the two periods. The decrease in the cost of funds reflected the impact of the maturity of relatively high cost FHLB advances. A total of $125.0 million of FHLB advances which carried an average interest rate of 6.20% matured beginning the third quarter of 2004 through the first quarter of 2005.

The Company's net interest income increased $10.3 million, or 54.7%, to $29.2 million for 2005 from $18.9 million for 2004. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Other borrowings expense decreased as a result of the maturity of the $125.0 million of FHLB advances, which were only partially replaced by lower cost overnight FHLB borrowings. Average interest-earning assets amounted to $689.9 million for 2005 and $598.8 million for 2004. Substantially all of the $91.1 million increase resulted from loan growth.

The Company's total interest income increased $11.8 million, or 35.1%, to $45.4 million for 2005, from $33.6 million 2004. Interest and fees on loans increased $11.3 million to $42.3 million for 2005, from $31.0 million for 2004. The majority of the increase resulted from a 22.0% increase in average loan balances. For 2005, average loan balances amounted to $602.0 million, compared to $493.6 million in 2004. The balance of the increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Interest and dividends on investment securities decreased $58,000 to $2.0 million for 2005. This decline reflected the $8.5 million, or 14.2%, decrease in average investment securities outstanding to $51.3 million for 2005 from $59.8 million for 2004. Interest on federal funds sold and other interest-earning assets increased $515,000, or 91.5%, due to increases in short-term market interest rates.

The Company's total interest expense increased $1.5 million, or 10.0%, to $16.2 million for 2005, from $14.7 million for 2004. The increase in interest expense primarily reflected higher deposit balances, which more than offset the impact of the maturity of $125.0 million of FHLB advances, with an average rate of 6.20%. Those advances were replaced by overnight FHLB borrowings and deposits which generally bore interest at

4.25% or less. Interest-bearing liabilities averaged $575.8 million for 2005, versus $495.1 million for 2004, or an increase of $80.7 million. The increase reflected additional funding utilized for loan growth. Average transaction account balances increased $99.1 million which facilitated a $48.4 million decrease in other borrowings. A portion of the increase in average transaction accounts is likely short-term. The average rate paid on interest-bearing liabilities decreased 16 basis points to 2.82% for 2005. That decrease resulted notwithstanding the increase in market interest rates due primarily to the maturity of the 6.20% average rate FHLB advances. All such advances had matured by February 2005. Money market and savings interest expense increased $3.9 million to $6.0 million in 2005 from 2004. Related average balances increased $103.1 million, or 76.0%, in those respective periods, and accounted for the majority of the increase. The balance of the increase reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market interest rates. Accordingly, rates on total interest-bearing deposits increased 61 basis points in 2005 compared to 2004, while short term rates increased approximately 325 basis points between those periods.

Interest expense on time deposits (certificates of deposit) increased $1.8 million, or 35.7% to $6.8 million for 2005 from $5.0 million for 2004, as a result of increased average balances and rates. Average time deposits increased $33.6 million, or 18.8%, between those periods. Average rates increased only 40 basis points between those periods, as increases lagged the increases in short-term market interest rates.

Interest expense on other borrowings decreased $4.2 million to $3.1 million for 2005, as a result of decreased average balances and rates. Average other borrowings, substantially all FHLB advances and overnight borrowings, decreased $48.4 million, or 39.0%, between 2005 and 2004. These reductions in balances reflected the increases in transaction accounts, which were utilized as a less costly funding source for loan growth. As the $125.0 million of 6.20% average rate FHLB advances matured, these were replaced with less costly transaction accounts, or overnight FHLB borrowings. Overnight borrowings were available at a significant lower rate than the maturing FHLB advances and lowered the rates on other borrowings to 4.05% in 2005 compared to 5.84% in 2004.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.2 million in 2005. The provision reflected $1.1 million for losses on tax refund loans, and amounts required to increase the allowance for loan growth. It also reflected the impact of the approximately $617,000 of tax refund loan recoveries on loans previously charged off and a $250,000 commercial loan recovery. The prior year net credit of $314,000 for the provision resulted from a large recovery credited to the allowance for loan losses, representing the previously charged-off balance of the related loan. The recovery resulted in an allowance balance which exceeded the level deemed necessary by the Company’s methodology. The required adjustment to the allowance resulted in the net credit to the provision.

Non-Interest Income

Total non-interest income decreased $852,000 to $3.6 million for 2005, versus $4.5 million for 2004. The decrease reflected a non-recurring $1.3 million legal settlement recorded in 2004. The resulting 2005 reduction was partially offset by an increase of $338,000 in service fees on deposit accounts, a one time $251,000 award in a lawsuit, a $97,000 gain on call of security, and an increase of $82,000 in loan advisory and servicing fees, all in 2005.

Non-Interest Expenses

Total non-interest expenses increased $2.9 million or 18.6% to $18.2 million for 2005, from $15.3 million for 2004. Salaries and employee benefits increased $1.9 million or 25.1%, to $9.6 million for 2005, from $7.6 million for 2004. That increase reflected additional salary expense related to commercial loan and deposit production, including related support staff, and staff for the new branch location. It also reflected annual merit increases which are targeted at approximately 3%.

Occupancy expense increased $166,000, or 11.9%, to $1.6 million for 2005, versus $1.4 million for 2004. The increase reflected an additional branch location which was opened in the first quarter 2005.

Depreciation expense increased $44,000 or 4.6% to $1.0 million for 2005, versus $947,000 for 2004. The majority of the increase resulted from the write-off of assets determined to have shorter lives than originally expected. It also reflected the additional branch location, and purchase of commercial loan and other software.

Legal fees decreased $139,000, or 17.1%, to $673,000 in 2005, compared to $812,000 in 2004, resulting from reduced fees on a number of different matters.

Other real estate expense decreased $37,000, or 45.7%, to $44,000 in 2005, compared to $81,000 in 2004. The decrease resulted from an asset write-down recorded in 2004.

Advertising expense increased $53,000, or 38.1%, to $192,000 in 2005, compared to $139,000 in 2004. The increase reflected an increase in the number of advertisements.

Data processing expense increased $416,000, or 472.7%, to $504,000 in 2005, compared to $88,000 in 2004. The increase reflected the outsourcing of check processing. In previous periods, Republic employees had performed these functions, and related expense was included in salaries and benefits.

Taxes, other increased $121,000 or 21.3% to $688,000 for 2005 versus $567,000 for 2004. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.

Other operating expenses increased $315,000, or 8.6% to $4.0 million for 2005, from $3.7 million for 2004. Professional fees increased approximately $202,000, reflecting expense connected with Sarbanes-Oxley compliance. In addition, the increase also reflected $103,000 of additional printing and supplies expense.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $1.8 million, to $4.5 million for 2005, from $2.7 million for 2004. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 33.5% and 32.5% respectively. The effective rate was slightly lower in the 2004 period due to the impact of a relatively fixed amount of tax exempt income on lower income.

Results of Operations for the years ended December 31, 2004 and 2003

Overview

The Company's income from continuing operations increased $2.9 million, or 107.8%, to $5.6 million or $0.66 per diluted share for the year ended December 31, 2004, compared to $2.6 million, or $0.32 per diluted share for the prior year. While net interest income decreased $2.7 million in 2004 reflecting the termination of short term consumer loan participation, the related provision for loan losses was $6.1 million less. The Company ceased purchasing short term consumer loans, which resulted in these changes. In addition, a favorable judgment on a lawsuit related to a charged-off loan resulted in $1.3 million of other income in 2004. The increased net income resulted in a return on average assets and average equity from continuing operations of 0.87% and 10.93% respectively in 2004 compared to 0.45% and 5.77% respectively in 2003.

Financial Condition

December 31, 2005 Compared to December 31, 2004

Total assets increased $130.4 million to $850.9 million at December 31, 2005, compared to $720.4 million at December 31, 2004. This net increase reflected higher balances in loans and federal funds sold.

Loans:

The loan portfolio, which represents the Company’s largest asset, is its most significant source of interest income. The Company’s lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $128.4 million, or 23.4%, to $678.1 million at December 31, 2005, versus $549.7 million at December 31, 2004. The increase reflected $123.4 million, or 23.6%, of growth in commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $11.5 million at December 31, 2005. Individual customers may have several loans that are secured by different collateral which are in total subject to that lending limit. The aggregate amount of those relationships that exceeded $6.5 million at December 31, 2005, was $170.1 million. The $6.5 million threshold approximates 10% of total capital and reflects an additional internal monitoring guideline.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage backed securities, and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $37.3 million at December 31, 2005, a decrease of $6.5 million, or 14.7%, from year-end 2004. This decrease reflected principal repayments on mortgage backed securities. At December 31, 2005 and December 31, 2004, the portfolio had net unrealized gains of $123,000 and $469,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2005, securities held to maturity totaled $559,000, a decrease of $233,000 or 29.4%, from $792,000 at year-end 2004. The decline reflected a reduction in the amount of debt securities. At both dates, respective carrying values approximated market values.

FHLB Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At December 31, 2005, FHLB stock totaled $6.3 million, an increase of $1.7 million, or 36.3%, from $4.6 million at December 31, 2004.

Cash and Due From Banks:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories increased by $70.3 million, to $107.0 million at December 31, 2005, from $36.7 million at December 31, 2004. Federal funds sold increased by $69.1 million to $86.2 million from $17.2 million, respectively, reflecting the increase in liquidity.

Other Interest-Earning Restricted Cash:

Other interest-earning restricted cash represented funds provided to fund an offsite ATM network for which the Company was compensated. At December 31, 2005, the balance was $0 versus $2.9 million at December 31, 2004.

Fixed Assets:

Bank premises and equipment, net of accumulated depreciation, remained at $3.6 million at December 31, 2005, compared to December 31, 2004.

Other Real Estate Owned:

The OREO property represents retail stores in a strip mall. The property remained at $137,000 at December 31, 2005, compared to December 31, 2004.

Bank Owned Life Insurance:

At December 31, 2005, the value of the insurance was $10.9 million, an increase of $331,000, or 3.1%, from $10.6 million at December 31, 2004. The increase reflected income earned on the insurance policies.

Other Assets:

Other assets decreased by $4.5 million to $10.8 million at December 31, 2005, from $15.3 million at December 31, 2004, principally resulting from the collection of receivables in the fourth quarter of 2005.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $137.2 million to $647.8 million at December 31, 2005, from $510.7 million at December 31, 2004. Average core deposits increased 35.7% or $99.1 million more than the prior year end to $376.6 million in 2005. Time deposits increased $78.8 million, or 42.1%, to $265.9 million at December 31, 2005, versus $187.2 million at the prior year-end. Core deposit growth benefited from the Company’s business development efforts and bank consolidations in the Philadelphia market that management believes continue to leave some customers underserved.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation. FHLB term borrowing by Republic totaled $0 and $25.0 million at December 31, 2005 and December 31, 2004, respectively. The Company’s remaining term borrowing matured in the first quarter of 2005. Republic also had short-term borrowings (overnight) of $123.9 million at December 31, 2005 versus $61.1 million at the prior year-end.

Shareholders’ Equity:

Total shareholders’ equity increased $9.8 million to $63.7 million at December 31, 2005, versus $53.8 million at December 31, 2004, after the effect of the FBD spin-off. This increase was primarily the result of 2005 net income of $8.9 million.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $203.0 million and $147.5 million and standby letters of credit of approximately $5.8 million and $7.6 million at December 31, 2005 and 2004, respectively. The increase in commitments reflects an increase in commercial lending. However, commitments often expire without being drawn upon. The $203.0 million of commitments to extend credit at December 31, 2005, were substantially all variable rate commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

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

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005:
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or noncancellable operating leases	$9,262	$959	$1,920	$1,712	$4,671
Remaining contractual maturities of time deposits	265,912	180,995	69,007	15,906	4
Employment agreement	693	330	363	-	-
Former CEO SERP	335	96	191	48	-
Loan commitments	203,043	152,024	45,164	4,129	1,726
Standby letters of credit	5,795	5,293	462	40	-
Total	$485,040	$339,697	$117,107	$21,835	$6,401

As of December 31, 2005, the Company had entered into non-cancelable lease agreements for its main office and operations center and nine Republic retail branch facilities, expiring through October 31, 2029, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $9.3 million through the year 2029. The Company has entered into an employment agreement with the CEO of the Company. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2005 is approximately $700,000.

The Company and Republic are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

At December 31, 2005, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $187.7 million, which represented 27.6% of gross loans receivable at December 31, 2005. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

The difference between interest-sensitive assets and interest-sensitive liabilities is known as the “interest-sensitivity gap” (“GAP”). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.

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

Management presently believes that the effect on Republic of any future fall in interest rates, reflected in lower yielding assets, would be detrimental since Republic does not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a positive effect on Republic, due to repricing of certain assets, primarily adjustable rate loans and federal funds sold, and a possible lag in the repricing of core deposits not assumed in the model.

The following tables present a summary of the Company’s interest rate sensitivity GAP at December 31, 2005. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.

Interest Sensitivity Gap
At December 31, 2005
(Dollars in thousands)

	0-90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest Sensitive Assets:
Investment securities and other interest-bearing
balances	$87,823	$16,931	$1,082	$20,262	$1,307	$977	$729	$2,039	$131,150	$131,161
Average interest rate	3.77%	5.77%	6.29%	4.26%	6.29%	6.29%	6.29%	6.29%
Loans receivable	367,084	16,970	38,519	57,615	69,000	50,028	55,782	23,088	678,086	672,293
Average interest rate	7.65%	6.65%	6.64%	6.55%	6.30%	6.35%	6.59%	6.38%
Total	454,907	33,901	39,601	77,877	70,307	51,005	56,511	25,127	809,236	803,454

Cumulative Totals	$454,907	$488,808	$528,409	$606,286	$676,593	$727,598	$784,109	$809,236

Interest Sensitive Liabilities:
Demand Interest Bearing(1)	$34,970	$-	$-	$34,970	$-	$-	$-	$-	$69,940	$69,940
Average interest rate	0.75%	-	-	0.75%	-	-	-	-
Savings Accounts (1)	1,805	-	-	1,805	-	-	-	-	3,610	3,610
Average interest rate	3.50%	-	-	3.50%	-	-	-	-
Money Market Accounts(1)	109,760	-	-	109,759	-	-	-	-	219,519	219,519
Average interest rate	2.75%	-	-	2.75%	-	-	-	-
Time Deposits	113,194	19,802	47,999	52,776	16,231	10,521	5,385	4	265,912	262,173
Average interest rate	4.14%	3.44%	4.08%	3.98%	3.61%	3.52%	3.54%	2.75%
FHLB and Short Term
Advances	123,867	-	-	-	-	-	-	-	123,867	123,867
Average interest rate	4.50%	-	-	-	-	-	-	-
Subordinated Debt	-	6,186	-	-	-	-	-	-	6,186	6,186
Average interest rate	-	8.42%	-	-	-	-	-	-
Total	383,596	25,988	47,999	199,310	16,231	10,521	5,385	4	689,034	685,295

Cumulative Totals	$383,596	$409,584	$457,583	$656,893	$673,124	$683,645	$689,030	$689,034
Interest Rate
Sensitivity GAP	$71,311	$7,913	$(8,398)	$(121,433)	$54,076	$40,484	$51,126	$25,123
Cumulative GAP	$71,311	$79,224	$70,826	$(50,607)	$3,469	$43,953	$95,079	$120,202
Interest Sensitive Assets/
Interest Sensitive
Liabilities	118.59%	119.34%	115.48%	92.30%	100.52%	106.43%	113.80%	117.45%
Cumulative GAP/
Total Earning Assets	9%	10%	9%	-6%	0%	5%	12%	15%

(1)
Demand, savings and money market accounts are shown to reprice based upon management’s estimate of when rates would have to be increased to retain balances in response to competition. Such estimates are necessarily arbitrary and wholly judgmental.

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

Through the use of income simulation modeling the Company has estimated net interest income for the year ending December 31, 2006, based upon the assets, liabilities and off-balance sheet financial instruments at December 31, 2005. The Company has also estimated changes to that estimated net interest income based upon immediate and sustained changes in interest rates (“rate shocks”). Rate shocks assume that all of the interest rate increases or decreases occur on the first day of the period modeled and remain at that level for the entire period. The following table reflects the estimated percentage change in estimated net interest income for the years ending December 31, excluding the impact of tax refund loans.

	Percent change
Rate shocks to interest rates	2006	2005

+2%	5.0%	(1.5)%
+1%	2.4	(0.5)
-1%	(2.7)	(1.6)
-2%	(5.7)	(10.1)

The Company’s management believes that the assumptions utilized in evaluating the Company’s estimated net interest income are reasonable; however, the interest rate sensitivity of the Company’s assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, the Company may and does make significant changes to underlying assumptions, which are wholly judgmental. Prepayments on residential mortgage loans and mortgage backed securities have increased over historical levels due to the lower interest rate environment, and may result in reductions in margins.

Capital Resources

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 11.81% and 12.45% at December 31, 2005 and 2004, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2005 and 2004 were 10.65% and 11.20%, respectively. At December 31, 2005 and 2004, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

Under FRB and FDIC regulations, a bank and a holding company are deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2005 and 2004, the Company’s leverage ratio was 8.89% and 9.53%, respectively. Accordingly, at December 31, 2005 and 2004, the Company was considered “well capitalized” under FRB and FDIC regulations.

On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O'Neill & Partners, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as trust preferred securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”).

The shareholders’ equity of the Company as of December 31, 2005, totaled approximately $63.7 million compared to approximately $53.8 million as of December 31, 2004, after the effect of the FBD spin-off. This increase of $9.8 million reflected 2005 net income of $8.9 million. That net income increased the book value per share of the Company’s common stock from $6.64 as of December 31, 2004, based upon 8,320,123 shares outstanding (restated for 12% stock dividend), to $7.47 as of December 31, 2005, based upon 8,753,998 shares outstanding at December 31, 2005 (both periods restated for 12% stock dividend).

Regulatory Capital Requirements

Federal banking agencies impose three minimum capital requirements on the Company’s risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

The following table presents the Company’s regulatory capital ratios at December 31, 2005 and 2004(1):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2005
Total risk based capital
Republic	$76,537	11.72%	$52,234	8.00%	$65,292	10.00%
Company.	77,213	11.81%	52,299	8.00%	-	-
Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company.	69,596	10.65%	26,149	4.00%	-	-
Tier one leverage capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company.	69,596	8.89%	39,152	5.00%	-	-

At December 31, 2004
Total risk based capital
Republic	$64,251	12.09%	$42,526	8.00%	$53,158	10.00%
FBD	11,948	26.27%	3,638	8.00%	4,548	10.00%
Company.	78,120	13.53%	46,203	8.00%	-	-
Tier one risk based capital
Republic	57,606	10.84%	21,263	4.00%	31,895	6.00%
FBD	11,374	25.01%	1,819	4.00%	2,729	6.00%
Company.	70,894	12.28%	23,102	4.00%	-	-
Tier one leverage capital
Republic	57,606	9.25%	31,143	5.00%	31,143	5.00%
FBD	11,374	20.56%	2,766	5.00%	2,766	5.00%
Company.	70,894	10.43%	33,982	5.00%	-	-

(1) Spin-off of FBD effective January 1, 2005

Management believes that the Company and Republic met, as of December 31, 2005 and 2004, all capital adequacy requirements to which they are subject. As of December 31, 2005, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

In addition to the above minimum capital requirements, the Federal Reserve Bank approved a rule that became effective on December 19, 1992, implementing a statutory requirement that federal banking regulators take specified “prompt corrective action” when an insured institution’s capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. Republic currently exceeds the levels required for a bank to be classified as “well capitalized”. However, the Federal Reserve Bank may consider other criteria when determining such classifications, which criteria could result in a downgrading in such classifications.

The Company’s equity to assets ratio decreased from 8.10% as of December 31, 2004, to 7.48% as of December 31, 2005. The decrease at year-end 2005 was a result of the 23.4% increase in loans for 2005. The Company’s average equity to assets ratio for 2005, 2004 and 2003 was 7.99%, 7.98% and 7.73%, respectively. The Company’s average return on equity for 2005, 2004 and 2003 was 15.22%, 10.93% and 5.77%, respectively; and its average return on assets for 2005, 2004 and 2003, was 1.22%, 0.87% and 0.45%, respectively.

Liquidity

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, time investment purchases to market conditions and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

Regulatory authorities require the Company to maintain certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Company has formed an Asset/Liability Committee (ALCO), comprised of certain members of Republic’s board of directors and senior management, which monitors such ratios. The purpose of the committee is, in part, to monitor Republic’s liquidity and adherence to the ratios in addition to managing relative interest rate risk. The ALCO meets at least quarterly.

The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $107.0 million at December 31, 2005, compared to $36.7 million at December 31, 2004. Loan maturities and repayments are another source of asset liquidity. At December 31, 2005, Republic estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2006. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System (“FHLB”). At December 31, 2005, Republic had $84.8 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $100.6 million at December 31, 2004. The reduction in available lines resulted from Republic’s increased level of overnight borrowings against these lines. Notwithstanding these reductions, management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable Republic to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At December 31, 2005, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $208.8 million. Certificates of deposit scheduled to mature in one year totaled $181.0 million at December 31, 2005. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of Republic’s interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a rarely used contingency line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million at December 31, 2005. Republic had drawn down $0 on this line at December 31, 2005. Additionally, Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $193.4 million. That $193.4 million capacity is reduced by advances outstanding to arrive at the unused line of credit available. As of December 31, 2005 and 2004, Republic had borrowed $123.9 million and $86.1 million, respectively from the FHLB. Investment securities represent a primary source of liquidity for Republic. Accordingly, investment decisions generally reflect liquidity over other considerations.

Operating cash flows are primarily derived from cash provided from net income during the year and are another source of liquidity.

The Company’s primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, the incremental cost may vary depending on market conditions. The Company’s securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. Because of the FHLB’s AAA rating, it is unlikely those advances would not be available. But even if they are not, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

The ALCO committee is responsible for managing the liquidity position and interest sensitivity of Republic. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency securities, mortgage backed securities, corporate bonds and trust preferred securities. The Company’s ALCO monitors and approves all security purchases. The decline in securities in 2004 and 2005 was a result of the Company’s strategy to reduce the amount of the investment securities by not replacing mortgage backed securities prepayments in the lower interest rate environment. The Company instead was able to increase its commercial loan balances, through increased loan production.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2005, 2004 and 2003 follows.

	Investment Securities Available for Sale at December 31,
	(Dollars in thousands)
	2005	2004	2003
U.S. Government Agencies	$18,717	$20,258	$24,425
Mortgage backed Securities/CMOs (1)	8,691	12,500	22,438
Other debt securities (2)	9,752	10,506	11,843
Total amortized cost of securities	$37,160	$43,264	$58,706
Total fair value of investment securities	$37,283	$43,733	$59,834

	Investment Securities Held to Maturity at December 31,
	(Dollars in thousands)
	2005	2004	2003
U.S. Government Agencies	$3	$3	$68
Mortgage backed Securities/CMOs (1)	59	108	265
Other securities	497	681	709
Total amortized cost of investment securities	$559	$792	$1,042
Total fair value of investment securities	$570	$813	$1,082

(1) Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2) Comprised primarily of corporate bonds and trust preferred securities.

The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2005. Mortgage backed securities are presented without consideration of amortization or prepayments.

	Investment Securities Available for Sale at December 31, 2005
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$18,557	4.04%	$-	-	$-	-	$18,557	$18,717	4.04%
Other debt securities (1)	-	-	148	4.86%	-	-	9,646	5.88%	9,794	9,752	5.85%
Mortgage backed securities	-	-	-	-	521	5.91%	8,411	6.25%	8,932	8,691	6.23%
Total AFS securities	$-	-	$18,705	4.04%	$521	5.91%	$18,057	6.05%	$37,283	$37,160	5.03%

	Investment Securities Held to Maturity at December 31, 2005
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$-	-	$3	5.03%	$3	5.03%
Mortgage backed securities	-	-	-	-	-	-	59	7.25%	59	7.25%
Other securities	75	6.64%	80	6.15%	105	6.32%	237	5.11%	497	5.76%
Total HTM securities	$75	6.64%	$80	6.15%	$105	6.32%	$299	5.53%	$559	5.92%
(1)	Variable rate instruments

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $11.5 million at December 31, 2005. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $6.5 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2005, amounted to $170.1 million. There were no loans in excess of the legal lending limit at December 31, 2005.

The Company’s total loans increased $128.4 million, or 23.4%, to $678.1 million at December 31, 2005, from $549.7 million at December 31, 2004. That increase reflected a $95.7 million, or 27.3%, increase in real estate secured loans, which represents the Company’s largest loan portfolio. The increase also reflected a $34.0 million, or 31.6%, increase in construction loans, a category which the Company had targeted for growth.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2005	2004	2003	2002	2001

Commercial:
Real estate secured (1)	$446,383	$350,682	$280,518	$274,369	$264,137
Construction and land development	141,461	107,462	86,547	26,649	32,480
Non real estate secured	49,515	57,361	49,850	54,163	53,388
Non real estate unsecured	10,620	8,917	13,398	8,513	7,229
Total commercial	647,979	524,422	430,313	363,694	357,234
Residential real estate (2)	7,057	8,219	14,875	51,265	67,821
Consumer and other	23,050	17,048	14,636	19,534	19,302
Total loans, net of unearned income	$678,086	$549,689	$459,824	$434,493	$444,357
__________
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

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

	At December 31, 2005
	(Dollars in thousands)
	One Year or Less	More Than One Year Through Five Years	Over Five Years	Total Loans

Commercial and Commercial Real Estate	$114,604	$305,085	$86,829	$506,518
Construction and Land Development	83,145	55,693	2,623	141,461
Residential Real Estate	-	-	7,057	7,057
Consumer and Other	2,895	135	20,020	23,050
Total	$200,644	$360,913	$116,529	$678,086

Loans with Fixed Rates	$38,493	$260,222	$38,655	$337,370
Loans with Floating Rates	162,151	100,691	77,874	340,716
Total	$200,644	$360,913	$116,529	$678,086

Percent Composition by Maturity	29.6%	53.2%	17.2%	100.0%
Fixed Rate Loans as Percent of Total	19.2	72.1	33.2	49.8
Floating Rate Loans as Percent of Total	80.8	27.9	66.8	50.2

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

At December 31, 2005, 49.8% of total loans were fixed rate compared to 54.9% at December 31, 2004.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.
	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-	$2,928	$4,009	$425
Restructured loans	-	-	-	-	-
Non-accrual loans	3,423	4,854	5,138	2,845	3,759
Total non-performing loans (1)	3,423	4,854	8,066	6,854	4,184
Other real estate owned	137	137	207	1,015	1,858
Total non-performing assets (1)	$3,560	$4,991	$8,273	$7,869	$6,042
Non-performing loans as a percentage of total
loans, net of unearned income (1) (2)	0.50%	0.88%	1.75%	1.58%	0.94%
Non-performing assets as a percentage of total assets	0.42%	0.75%	1.33%	1.30%	0.98%

(1)
Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.

(2)	Includes loans held for sale.

Total non-performing loans decreased $1.4 million to $3.4 million at December 31, 2005, from $4.9 million at the prior year-end. The $1.4 million decrease in 2005 non-performing loans compared to 2004 reflected the payoff of loans totaling $1.3 million to a single borrower, without loss of principal. Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2005, all identified problem loans are included in the preceding table, or are classified as substandard or doubtful, with a reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Interest income that would have been recorded
Had the loans been in accordance with their
original terms	$165,000	$391,000	$253,000	$299,000	$195,000
Interest income included in net income	$-	$170,000	$-	$-	$-

At December 31, 2005, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to non-residential building operators and real estate agents and managers in the aggregate amount of $187.7 million, which represented 27.6% of gross loans receivable at December 31, 2005. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Republic had no credit exposure to “highly leveraged transactions” at December 31, 2005 as defined by the FRB.

Allowance for Loan Losses

A detailed analysis of the Company’s allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is as follows: (Dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$6,684	$7,333	$6,076	$5,057	$3,811

Charge-offs:
Commercial	29	1,036	365	2,474	1,981
Tax refund loans	1,113	700	1,393	-	-
Consumer	21	186	53	3	-
Short-term loans	-	-	4,159	1,670	802
Total charge-offs	1,163	1,922	5,970	4,147	2,783
Recoveries:
Commercial	287	1,383	1,066	123	257
Tax refund loans	617	200	334	-	-
Consumer	6	4	-	-	-
Total recoveries	910	1,587	1,400	123	257
Net charge-offs	253	335	4,570	4,024	2,526
Provision for loan losses	1,186	(314)	5,827	5,043	3,772
Balance at end of period	$7,617	$6,684	$7,333	$6,076	$5,057

Average loans outstanding (1)	$602,031	$493,635	$439,127	$441,954	$424,972

As a percent of average loans (1):
Net charge-offs (recoveries) (2)	0.04%	0.07%	1.04%	0.91%	0.59%
Provision for loan losses	0.20%	(0.06)%	1.33%	1.14%	0.89%
Allowance for loan losses	1.27%	1.35%	1.67%	1.37%	1.19%

Allowance for loan losses to:
Total loans, net of unearned income	1.12%	1.22%	1.59%	1.40%	1.14%
Total non-performing loans	222.52%	137.70%	90.91%	88.65%	120.87%
__________
(1)	Includes non-accruing loans.
(2)	Excluding short-term and tax refund loan charge-offs, ratios were (0.04)%, (0.03)% and (0.15)% in 2005, 2004 and 2003, respectively.

In 2005, the Company recovered $250,000 on a single commercial loan which was charged-off in 2004. The Company experienced a $1.4 million loan loss recovery on a single commercial loan in 2004. In 2003, approximately $700,000 was recovered on that loan, the majority of which was charged-off in 2002. In 2005, commercial loan charge-offs decreased approximately $1.0 million from 2004 which included a $427,000 charge-off on a single loan. Charge-offs on tax refund loans increased to $1.1 million in 2005, from $700,000 in 2004, as a result of increased volume in the tax refund loan program. Recoveries on tax refund loans increased to $617,000 in 2005, from $200,000 in 2004 as a result of growing cumulative charge-offs. Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management’s best estimate of known and inherent losses. The Company’s Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management’s opinion, the allowance for loan losses was appropriate at December 31,

2005. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

	At December 31,
	(Dollars in thousands)
	2005		2004		2003		2002		2001
Allocation of the allowance for loan losses (1), (2):	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$5,074	74.7%	$5,016	84.3%	$5,247	81.2%	$4,974	89.6%	$4,332	88.6%
Construction	1,417	20.9%	783	13.2%	1,058	16.4%	268	4.8%	254	5.2%
Residential real estate	71	1.0%	33	0.6%	60	0.9%	205	3.7%	203	4.1%
Consumer and other	231	3.4%	115	1.9%	96	1.5%	104	1.9%	104	2.1%
Unallocated	824	-	737	-	872	-	525	-	164	-
Total	$7,617	100%	$6,684	100%	$7,333	100%	$6,076	100%	$5,057	100%
__________
(1) Gross loans net of unearned income.
(2) Includes loans held for sale.

The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loan categories outstanding. In 2005, excluding tax refund loans, the Company experienced net charge-offs to average loans of approximately (0.04)%. Net charge-offs excluding short-term and tax refund loans, to average loans were (0.03)% and (0.15)% in 2004 and 2003. While in 2002 and 2001, respectively, that ratio was 0.54% and 0.41%, substantially all of the charge-offs in 2002 and 2001, related to two borrowers. However, of total charge-offs in 2002 and 2001, subsequent collections amounted to 45.5% of such charge-offs. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2005. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, the Company may estimate and recognize reserve allocations above these regulatory reserve percentages based upon any factor that might impact the loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition. In 2003, the unallocated component increased $347,000 to $872,000, primarily for economic reasons. At December 31, 2004, based upon some sustained stabilization and improvement in certain economic trends, the unallocated component decreased to $737,000 from $872,000 at the prior year-end. As December 31, 2005, the unallocated component increased $87,000 to $824,000 from $737,000 at December 31, 2004. Total loans at December 31, 2005, increased to $678.1 million from $549.7 million at the prior year-end. The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2005, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $648.0 million, $7.1 million and $23.1 million.

The recorded investment in loans that are impaired in accordance with SFAS No. 114 totaled $3.4 million, $4.9 million and $5.1 million at December 31, 2005, 2004 and 2003 respectively. The amounts of related valuation allowances were $1.6 million, $1.2 million and $1.4 respectively at those dates. For the years ended December 31, 2005, 2004 and 2003 the average recorded investment in impaired loans was approximately $3.5 million, $4.7 million, and $3.4 million, respectively. The Company did not recognize any interest income on impaired loans during 2005, 2004 or 2003. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2005 and 2004, accruing substandard loans totaled approximately $215,000 and $8.7 million respectively; and doubtful loans totaled approximately $2.2 million and $337,000, respectively. Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2005 and 2004, in the aggregate principal amount of $441,000 and $329,000 respectively; and (ii) 60 to 89 days past due, at December 31, 2005 and 2004 in the aggregate principal amount of $62,000 and $89,000 respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2005 and 2004.

Dollars in thousands
	2005	2004
Balance at January 1,	$137	$207
Additions, net	-	1,500
Sales	-	1,500
Write downs	-	70
Balance at December 31,	$137	$137

Deposit Structure

Of the total daily average deposits of approximately $588.6 million held by Republic during the year ended December 31, 2005, approximately $88.7 million, or 15.1%, represented non-interest bearing demand deposits, compared to approximately $85.2 million, or 18.7%, of total daily average deposits during 2004. Total deposits at December 31, 2005, consisted of $88.9 million in non-interest-bearing demand deposits, $69.9 million in interest-bearing demand deposits, $223.1 million in savings and money market accounts, $128.0 million in time deposits under $100,000 and $137.9 million in time deposits greater than $100,000. In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

The following table is a distribution of the average balances of Republic’s deposits and the average rates paid thereon, for the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	(Dollars in thousands)
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits, non-interest-bearing	$88,702	-%	$85,158	-%	$63,084	-%
Demand deposits, interest-bearing	49,118	0.68%	56,692	0.62%	58,413	0.76%
Money market & savings deposits	238,786	2.52%	135,674	1.57%	113,484	1.39%
Time deposits	211,972	3.20%	178,384	2.80%	182,210	3.25%
Total deposits	$588,578	2.23%	$455,908	1.64%	$417,191	1.91%

The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2005.

Certificates of Deposit
(Dollars in thousands)
2005
Maturing in:
Three months or less	$ 91,377
Over three months through six months	6,108
Over six months through twelve months	13,715
Over twelve months	26,690
Total	$ 137,890

The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2005 through 2009 and beyond:

	2006	2007	2008	2009	2010	Thereafter	Totals
	(Dollars in thousands)
Time certificates of deposit	$180,995	$52,776	$16,231	$10,521	$5,385	$4	$265,912

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

Management previously determined that Republic First Capital Trust I, utilized for the Company’s $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Republic First Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2001. Republic First Capital Trust I is currently included in the Company's consolidated balance sheet and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate Republic First Capital Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on out consolidated financial position or results of operations.

In June 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption.

The FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective January 1, 2006 and requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the consolidated financial statements. In 2005, the Company vested all previously issued, unvested options. The impact on operations in future periods will be the value imputed on future option grants using the methods prescribed in SFAS No. 123 (R). There is no impact on cash flow.

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

Item 7A: Quantitative and Qualitative Disclosure about Market Risk (Item 305 of Reg S-K)

See “Management Discussion and Analysis of Results of Operations and Financial Condition - Interest Rate Risk Management”.

Item 8: Financial Statements and Supplementary Data

The financial statements of the Company begin on Page 45.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 4, 2005, the Company dismissed its independent Registered Public Accounting Firm, Grant Thornton LLP ("Grant") and appointed Beard Miller Company LLP ("Beard") as its new independent Registered Public Accounting Firm, each effective immediately. The decisions to dismiss Grant and to engage Beard were approved by the Company’s Audit Committee. The Audit Committee's decisions were based upon a response to a competitive bid requested by the Company. The reports on the Company’s financial statements from Grant for the past two years have not contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles.  There have been no disagreements with Grant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure during the two most recent fiscal years, or any subsequent interim period through the date of dismissal, which, if not resolved to the satisfaction of Grant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  During such time period there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Grant with a copy of the disclosures it is making in this Form 10K in response to Item 304(a) of Regulation S-K.

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. Beard Miller Company LLP, the Company’s independent auditors, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company’s accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and Beard Miller Company LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that its internal control over financial reporting is set forth in the Company’s 2005 Annual Report, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Beard Miller Company LLP, an independent, registered public accounting firm, as stated in its report, which is set forth in the Company’s 2005 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

Not applicable

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2006 annual meeting of shareholders scheduled for April 25, 2006.

Item 11: Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2006 annual meeting of shareholders scheduled for April 25, 2006.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	644,884	$6.57	(1)
Equity compensation plans not approved by security holders: Incentives to acquire new employees	-	-	-
Total	644,884	$6.57	(1)

(1)
The amended plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Item 13: Certain Relationships and Related Transactions

Certain of the directors of the Company and/or their affiliates have loans outstanding from Republic. All such loans were made in the ordinary course of Republic’s business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.

Harry D. Madonna was of counsel to Spector Gadon and Rosen effective January 2, 2002 until June 30, 2005. In 2005, the Company paid $272,000 in legal fees to that firm, primarily for loan workout and collection matters.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2006 annual meeting of shareholders scheduled for April 25, 2006.

PART IV

Item 15: Exhibits and Financial Statements

A. Financial Statements

(1)	Management’s Report on Internal Control Over Financial Reporting

(2)	Reports of Independent Registered Public Accounting Firms

(3)	Consolidated Balance Sheets as of December 31, 2005 and 2004

(4)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(6)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(7)	Notes to Consolidated Financial Statements

B. Exhibits

The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K)

All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.

Exhibit Number	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
10.1	Employment Contract Between the Company and Harry D. Madonna*	Incorporated by reference to Form 10-Q/A Filed February 7, 2005
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form S-8 Filed March 26, 2001
10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-Q Filed November 15, 2004
10.4	Human Resources and Payroll Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.5	Operation and Data Processing Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.6	Compliance Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005

10.7	Financial Accounting and Reporting Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
21.1	Subsidiaries of the Company	Filed Herewith
23.1	Consent of Beard Miller Company LLP	Filed Herewith
23.2	Consent of Grant Thornton LLP	Filed Herewith
31.1	Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Executive Vice President and Chief Financial Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification under Section 906 of the Sarbanes Oxley Act of Harry D. Madonna.	Filed Herewith
32.2	Certification under Section 906 of the Sarbanes Oxley Act of Paul Frenkiel.	Filed Herewith

* Constitutes a compensation agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 14, 2006	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 14, 2006	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 14, 2006	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director

/s/ Neal I. Rodin
Neal I. Rodin, Director

/s/ Steven J. Shotz
Steven J. Shotz, Director

/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

/s/ Louis J. DeCesare, Jr.
Louis J. DeCesare, Jr., Director

/s/ William Batoff
William Batoff, Director

/s/ Robert Coleman
Robert Coleman, Director

/s/ Barry L. Spevak
Barry L. Spevak, Director

/s/ Lyle W. Hall
Lyle W. Hall, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF

REPUBLIC FIRST BANCORP, INC.

Management's Report on Internal Control Over Financial Reporting

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

The consolidated financial statements of the Company have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management's assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

Date: March 14, 2006	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 14, 2006	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic First Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Republic First Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Republic First Bancorp, Inc. and subsidiary as of December 31, 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc., and subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc., and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP
Reading, Pennsylvania
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Republic First Bancorp, Inc.

      We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 24, 2006 (except for Note 20, as to which the date is March 14, 2006)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands, except per share data)
	2005	2004
ASSETS:
Cash and due from banks	$19,985	$15,900
Interest bearing deposits with banks	768	3,641
Federal funds sold	86,221	17,162
Total cash and cash equivalents	106,974	36,703
Other interest-earning restricted cash	-	2,923
Investment securities available for sale, at fair value	37,283	43,733
Investment securities held to maturity, at amortized cost
(fair value of $570 and $813 respectively)	559	792
Federal Home Loan Bank stock, at cost	6,319	4,635
Loans receivable, (net of allowance for loan losses of $7,617 and $6,684
respectively)	670,469	543,005
Premises and equipment, net	3,598	3,625
Other real estate owned, net	137	137
Accrued interest receivable	3,784	3,390
Bank owned life insurance	10,926	10,595
Other assets	10,806	15,266
Assets of First Bank of Delaware discontinued operations	-	55,608
Total Assets	$850,855	$720,412
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Demand — non-interest-bearing	$88,862	$97,790
Demand — interest-bearing	69,940	54,762
Money market and savings	223,129	170,980
Time less than $100,000	128,022	99,690
Time over $100,000	137,890	87,462
Total Deposits	647,843	510,684
Short-term borrowings	123,867	61,090
FHLB advances	-	25,000
Accrued interest payable	1,813	2,126
Other liabilities	7,469	5,890
Subordinated debt	6,186	6,186
Liabilities of First Bank of Delaware discontinued operations	-	44,212
Total Liabilities	787,178	655,188
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized;
no shares issued as of December 31, 2005 and 2004	-	-
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
shares issued 8,753,998 as of December 31, 2005 and
7,429,078 as of December 31, 2004	88	74
Additional paid in capital	50,203	42,494
Retained earnings	15,566	23,867
Treasury stock at cost (227,778 shares and 192,689 respectively)	(1,688)	(1,541)
Stock held by deferred compensation plan	(573)	-
Accumulated other comprehensive income	81	330
Total Shareholders’ Equity	63,677	65,224
Total Liabilities and Shareholders’ Equity	$850,855	$720,412
(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$42,331	$31,006	$34,144
Interest on federal funds sold and other interest-earning assets	1,078	563	863
Interest and dividends on investment securities	1,972	2,030	2,735
	45,381	33,599	37,742

Interest expense:
Demand - interest bearing	332	350	445
Money market and savings	6,026	2,135	1,583
Time less than $100,000	3,181	2,999	3,806
Time over $100,000	3,608	2,003	2,114
Other borrowings	3,076	7,261	8,248
	16,223	14,748	16,196
Net interest income	29,158	18,851	21,546
Provision (recovery) for loan losses	1,186	(314)	5,827
Net interest income after provision (recovery) for loan losses	27,972	19,165	15,719

Non-interest income:
Loan advisory and servicing fees	573	491	463
Service fees on deposit accounts	2,000	1,662	1,335
Gains on sales and calls of investment securities	97	5	-
Gain on sale of other real estate owned	-	-	224
Lawsuit damage award	-	1,337	-
Other income	944	971	831
	3,614	4,466	2,853
Non-interest expenses:
Salaries and employee benefits	9,569	7,647	7,481
Occupancy	1,566	1,400	1,347
Depreciation	991	947	1,101
Legal	673	812	773
Other real estate	44	81	240
Advertising	192	139	161
Data processing	504	88	114
Taxes, other	688	567	500
Other operating expenses	3,980	3,665	2,897
	18,207	15,346	14,614
Income from continuing operations before income taxes	13,379	8,285	3,958
Provision for income taxes	4,486	2,694	1,267
Income from continuing operations	8,893	5,591	2,691
Income from discontinued operations	-	5,060	3,440
Income tax on discontinued operations	-	1,711	1,217
Income from discontinued operations, net of tax	-	3,349	2,223
Net Income	$8,893	$8,940	$4,914
Income per share from continuing operations:
Basic	$1.06	$0.69	$0.34
Diluted	$1.02	$0.66	$0.32
Income per share from discontinued operations:
Basic	$-	$0.41	$0.28
Diluted	$-	$0.39	$0.27
Net income per share:
Basic	$1.06	$1.10	$0.62
Diluted	$1.02	$1.05	$0.59

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS of CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,893	$8,940	$4,914
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,186	1,149	6,764
Write down or loss of other real estate owned	-	70	56
Gain on sale of other real estate owned	-	-	(224)
Depreciation	991	1,338	1,416
Tax benefit of stock option exercises	624	-	-
Stock purchases for deferred compensation plan	(573)	-	-
Gains on sales and call of securities	(97)	(5)	-
Amortization of discounts on investment securities	189	252	192
Increase in value of bank owned life insurance	(331)	(422)	(263)
Decrease (increase) in accrued interest receivable and other assets	4,066	(6,505)	(3,190)
Increase in accrued expenses and other liabilities	1,266	6,764	1,845
Net cash provided by operating activities	16,214	11,581	11,510
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(18,665)	(7,500)	(31,894)
Held to maturity	-	-	(2,160)
Proceeds from maturities and calls of securities:
Available for sale	20,671	11,500	6,500
Held to maturity	183	-	35
Proceeds from sale of investment securities:
Available for sale	-	1,500	1,003
Principal collected on investment securities:
Available for sale	4,126	10,039	48,429
Held to maturity	49	251	3,546
Purchase of FHLB stock	(1,684)	-	(411)
Proceeds from sale of FHLB stock	-	2,583	-
Net increase in loans	(128,650)	(104,545)	(29,447)
Net proceeds from sale of other real estate owned	-	-	1,015
Purchase of treasury shares	(143)	-
Purchase of bank owned life insurance	-	-	(11,500)
Decrease in other interest-earning restricted cash	2,923	560	745
Premises and equipment expenditures	(964)	(1,952)	(828)
Net cash used in investing activities	(122,154)	(87,564)	(14,967)
Cash flows from financing activities:
Net proceeds from exercise of stock options	1,275	358	1,094
Net increase in demand, money market and savings	58,399	88,392	32,955
Net increase (decrease) in time deposits	78,760	3,399	(35,652)
Net increase in short term borrowings	62,777	58,238	2,852
Repayment of FHLB advances	(25,000)	(100,000)	-
Net cash provided by financing activities	176,211	50,387	1,249
Discontinued operations:
Net cash from discontinued operating activities	-	(10,531)	(1,727)
Net cash from discontinued investing activities	-	14,188	291
Net cash from discontinued financing activities	-	(11,494)	9,360
Net cash from discontinued activities	-	(7,837)	7,924
Increase (decrease) in cash and cash equivalents	70,271	(33,433)	5,716
Cash and cash equivalents, beginning of year	36,703	70,136	64,420
Cash and cash equivalents, end of year	$106,974	$36,703	$70,136
Supplemental disclosures:
Interest paid	$16,535	$15,826	$17,408
Income taxes paid	3,885	3,300	2,650
Non-monetary transfers from loans to other real estate owned	-	1,500	207

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Shareholders’ Equity

Balance January 1, 2003		$64	$32,305	$18,760	$(1,541)	$-	$1,688	$51,276

Total other comprehensive loss, net of reclassification adjustments and taxes:
From continuing operations	(881)						(881)	(881)
From discontinued operations	(27)						(27)	(27)
Income from continuing operations, net of taxes	2,691			2,691				2,691
Income from discontinued operations, net of taxes	2,223			2,223				2,223
Net income for the year	4,914	-	-	4,914	-		-	4,914
Total comprehensive income	$4,006	-	-	-	-		-	-
Options exercised (292,068 shares)		3	1,091	-	-		-	1,094
Balance December 31, 2003		67	33,396	23,674	(1,541)	-	780	56,376

Total other comprehensive loss, net of reclassification adjustments and taxes:
From continuing operations	(436)						(436)	(436)
From discontinued operations	(14)						(14)	(14)
Income from continuing operations, net of taxes	5,591			5,591				5,591
Income from discontinued operations, net of taxes	3,349			3,349				3,349
Net income for the year	8,940	-	-	8,940	-		-	8,940
Total comprehensive income	$8,490	-	-	-	-		-	-
Stock dividend (659,225 shares)		7	8,740	(8,747)
Options exercised (105,185 shares)			358		-		-	358
Balance December 31, 2004		74	42,494	23,867	(1,541)	-	330	65,224

First Bank of Delaware spin-off	-	-	-	-	-		-	-
Total other comprehensive loss, net of reclassification adjustments and taxes	(227)	-	-	-	-		(227)	(227)
Net income for the year	8,893	-	-	8,893	-		-	8,893
Total comprehensive income	$8,666	-	-	-	-		-	-
Stock dividend (924,022 shares)		10	10,968	(10,978)	-		-	-
First Bank of Delaware spin-off		-	(5,158)	(6,216)	-		(22)	(11,396)
Options exercised (400,898 shares)		4	1,271	-	-		-	1,275
Purchase of Treasury shares (11,961 shares)			4		(147)			(143)
Tax benefit of stock option exercises			624					624
Stock purchases for deferred compensation plan (44,893 shares)						(573)		(573)
Balance December 31, 2005		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

Republic First Bancorp, Inc. (“the Company”) spun off its former subsidiary, the First Bank of Delaware, through a pro-rata distribution of one share of the common stock of the First Bank of Delaware (“FBD”) for every share of the Company’s common stock outstanding on January 31, 2005. The Company’s financial statements are presented herein with an effective date of the spin off as of January 1, 2005. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company has presented the spin-off of the First Bank of Delaware as a discontinued operation (Note 20). The Company is now a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, and Delaware Counties.

Both Republic and FBD share data processing, accounting, human resources and compliance services through BSC Services Corp. (“BSC”), which is a subsidiary of FBD. BSC allocates its costs, on the basis of usage, to Republic and FBD, which classify such costs to the appropriate non-interest expense categories.

At December 31, 2004, the Company was a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its other wholly-owned subsidiary, until the January 31, 2005 spin off, was First Bank of Delaware; a Delaware State chartered Bank, located at Brandywine Commons II, Concord Pike and Rocky Run Parkway in Brandywine, New Castle County, Delaware. First Bank of Delaware offered many of the same services and financial products as Republic, and additionally offered nationally, short-term consumer loans and other loan products not offered by Republic.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

The Company and Republic are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiary for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold to be cash and cash equivalents.

Restrictions on Cash and Due From Banks:

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2005 and 2004 were $0.3 million and $11.4 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

Other Interest-Earning Restricted Cash:

Other interest-earning restricted cash represented funds provided to fund an offsite ATM network for which the Company was compensated. These funds were not considered cash equivalents because the Company was contractually obligated to provide these funds and were not immediately able to withdraw the funds. The relationship with the ATM network ended in the fourth quarter of 2005.

Investment Securities:

Debt and equity investment securities are classified in one of three categories, as applicable, and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as “securities held to maturity” and are reported at amortized cost; debt and equity securities that are bought and sold in the near term are classified as “trading” and are reported at fair market value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity and/or trading securities are classified as “investment securities available for sale” and are reported at fair market value with net unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Gains or losses on disposition are based on the net proceeds and cost of securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method. The Company does not have any investment securities designated as trading as of December 31, 2005 and 2004.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The allowance is an amount that represents management’s best estimate of known and inherent loan losses. Management’s evaluations of the allowance for loan losses consider such factors as an examination of the portfolio, past loss experience, the results of the most recent regulatory examination, current economic conditions and other relevant factors.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration of all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company accounts for the transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company accounts for guarantees in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2005 is $5.8 million and they expire as follows $5.3 million in 2006 and $0.5 million in 2007. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

The Company accounts for loan commitments in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. The Company periodically enters into commitments with its customers, which it intends to sell in the future.

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

Other Real Estate Owned:

Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure. They are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2005 and 2004, the Company had retail stores classified as other real estate owned with a value of $137,000.

Bank Owned Life Insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding to purchase life insurance on certain employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in other income on the income statement. At December 31, 2005 and 2004, the Company owned $10.9 million and $10.6 million, respectively in BOLI. In 2005, 2004 and 2003 the Company recognized $331,000, $367,000 and $230,000, respectively in related income.

Advertising Costs:

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Income Taxes:

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the tax rates expected to be in effect when the temporary differences are realized or settled. In addition, a deferred tax asset is recorded to reflect the future benefit of net operating loss carryforwards. The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). Common stock equivalents consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents, which are antidilutive are not included for purposes of this calculation. At December 31, 2005, 2004 and 2003, there were no stock options excluded from the computation of earnings per share because the option price was greater than the average market price, respectively.

(In thousands, except per share data)	2005	2004	2003
Income from continuing operations (numerator for basic and
diluted earnings per share)	$8,893	$5,591	$2,691

	2005		2004		2003
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	8,360,949		8,081,995		7,924,951
Earnings per share — basic		$1.06		$0.69		$0.34
Effect of dilutive stock options	345,082		399,203		364,722
Effect on basic earnings per share of CSE		(0.04)		(0.03)		(0.02)
Weighted average shares outstanding- diluted	8,706,031		8,481,198		8,289,673

Earnings per share — diluted		$1.02		$0.66		$0.32

(In thousands, except per share data)	2005	2004	2003
Income from discontinued operations, net of taxes (numerator for basic
and diluted earnings per share)	$-	$3,349	$2,223

	2005		2004		2003
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	-		8,081,995		7,924,951
Earnings per share — basic		$-		$0.41		$0.28
Effect of dilutive stock options	-		399,203		364,722
Effect on basic earnings per share of CSE		-		(0.02)		(0.01)
Weighted average shares outstanding- diluted	-		8,481,198		8,289,673
Earnings per share — diluted		$-		$0.39		$0.27

(In thousands, except per share data)	2005	2004	2003

Net income (numerator for basic and diluted earnings per share)	$8,893	$8,940	$4,914

	2005		2004		2003
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	8,360,949		8,081,995		7,924,951
Earnings per share — basic		$1.06		$1.10		$0.62
Effect of dilutive stock options	345,082		399,203		364,722
Effect on basic earnings per share of CSE		(0.04)		(0.05)		(0.03)
Weighted average shares outstanding- diluted	8,706,031		8,481,198		8,289,673
Earnings per share — diluted		$1.02		$1.05		$0.59

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

At December 31, 2005, the Company had a stock-based employee compensation plan, which is more fully described in Note 15. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market vale of the underlying common stock on the date of grant

In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on their fair value of the options granted along with the significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

	Year Ended December 31
	2005	2004	2003
Income from continuing operations	$8,893	$5,591	$2,691
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	(603)	(159)	(277)
	8,290	5,432	2,414
Income from discontinued operations	-	3,349	2,223
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax, for discounted operations	-	(51)	(89)
-		3,298	2,134
Pro forma net income	$8,290	$8,730	$4,548
Basic Earnings per Common Share:
As reported:
From continuing operations	$1.06	$0.69	$0.34
From discontinued operations	-	0.41	0.28
	$1.06	$1.10	$0.62

Pro forma:
From continuing operations	$0.99	$0.67	$0.30
From discontinued operations	-	0.41	0.27
	$0.99	$1.08	$0.57

Diluted Earnings per Common Share:
As reported:
From continuing operations	$1.02	$0.66	$0.32
From discontinued operations	-	0.39	0.27
	$1.02	$1.05	$0.59

Pro forma:
From continuing operations	$0.95	$0.64	$0.29
From discontinued operations	-	0.39	0.26
	$0.95	$1.03	$0.55

The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively; dividend yields of 0% for all three periods; expected volatility of 21% for 2005, 35% for 2004, and 34% for 2003; risk-free interest rates of 4.08%, 3.48% and 3.48% respectively and an expected life of 9.0 years for 2005 and 5.0 years for 2004 and 2003. As a result of the spin-off of First Bank of Delaware, related stock option expense for 2004 and 2003 was allocated between those two entities on the basis of stock prices as of the date of the spin-off.

Restatement for Stock Dividends:

All applicable amounts in these financial statements have been restated for a 12% stock dividend paid on June 7, 2005.

Comprehensive Income:

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Year Ended December 31
	2005	2004	2003
Income from continuing operations	$8,893	$5,591	$2,691
Income from discontinued operations	-	3,349	2,223
Other comprehensive loss from continuing operations:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $86, $222
and $453	(163)	(433)	(881)
Less: reclassification adjustment for gains included in net income,
net of tax expense of $33, $2, and $-	(64)	(3)	-
Other comprehensive loss from continuing operations	(227)	(436)	(881)
Other comprehensive loss from discontinued operations:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $-, $7 and $13	-	(14)	(27)
Other comprehensive loss from discontinued operations	-	(14)	(27)
Comprehensive income	$8,666	$8,490	$4,006

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):
	December 31
	2005	2004	2003
Continuing operations:
Unrealized gains on securities	$81	$308	$744
Discontinued operations:
Unrealized gains on securities	-	22	36
Accumulated other comprehensive income	$81	$330	$780

Variable Interest Entity:

Management previously determined that Republic First Capital Trust I (“RFCT”), utilized for the Company’s $6,000,000 of pooled preferred securities issuance, qualified as a variable interest entity under FIN 46, as revised. RFCT issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. RFCT is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which were required to be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates RFCT as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The deconsolidation resulted in the investment in the common stock of RFCT to be included in other assets and the corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

Recent Accounting Pronouncements:

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on out consolidated financial position or results of operations.

In June 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption.

The FASB published SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective January 1, 2006 and requires that compensation cost related to share-based payment transactions, including stock options, be recognized in the consolidated financial statements. In 2005, the Company vested all previously issued, unvested options. The impact on operations in future periods will be the value imputed on future option grants using the methods prescribed in SFAS No. 123 (R). There is no impact on cash flow.

Reclassifications:

Certain reclassifications have been made to 2004 and 2003 information to conform to the current year’s presentation. The Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Change in Shareholders’ Equity were revised to reflect the effects of discontinued operations. As well, the Consolidated Balance Sheets were revised to separately show assets of the FBD spin-off and the liabilities associated with those assets. Segment information presented in Note 16 was also revised from prior year’s presentation to reflect discontinued operations. See Note 20 for more detail regarding the spin-off.

3. Investment Securities:

Investment securities available for sale as of December 31, 2005 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$18,717	$-	$(160)	$18,557
Mortgage Backed Securities	8,691	247	(6)	8,932
Other Debt Securities	9,752	50	(8)	9,794
Total	$37,160	$297	$(174)	$37,283

Investment securities held to maturity as of December 31, 2005 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	59	3	-	62
Other Securities	497	8	-	505
Total	$559	$11	$-	$570

Investment securities available for sale as of December 31, 2004 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$20,258	$-	$(156)	$20,102
Mortgage Backed Securities	12,500	567	(9)	13,058
Other Debt Securities	10,506	101	(34)	10,573
Total	$43,264	$668	$(199)	$43,733

Investment securities held to maturity as of December 31, 2004 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	108	7	-	115
Other Securities	681	14	-	695
Total	$792	$21	$-	$813

The securities portfolio consists primarily of U.S government agency securities, mortgage backed securities, corporate bonds and trust preferred securities. The Company’s Asset/Liability Committee reviews all security purchases to ensure compliance with security policy guidelines.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2005, is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$--	$--	$75	$75
After 1 year to 5 years	18,867	18,705	80	80
After 5 years to 10 years	510	521	105	107
After 10 years	17,783	18,057	117	126
No stated maturity	-	-	182	182
Total	$37,160	$37,283	$559	$570

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company realized gains on the sale of securities of $97,000 in 2005; $5,000 in 2004 and $0 in 2003. No securities were sold at a loss in 2005, 2004, or 2003.

At December 31, 2005 and 2004, investment securities in the amount of approximately $185,000 and $4.0 million respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

Temporarily impaired securities as of December 31, 2005 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$18,557	$160	$18,557	$160
Mortgage Backed Securities	-	-	261	6	261	6
Other Debt Securities	-	-	1,147	8	1,147	8
Total Temporarily Impaired Securities	$-	$-	$19,965	$174	$19,965	$174

The impairment of the investment portfolio at December 31, 2005 totaled $174,000 in 9 securities with a total fair value of $20 million at December 31, 2005. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

Temporarily impaired securities as of December 31, 2004 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies Mortgage Backed Securities Other Debt Securities	$3,086 993 132	$24 7 1	$16,864 2,996 268	$132 27 8	$19,950 3,989 400	$156 34 9
Total Temporarily Impaired Securities	$4,211	$32	$20,128	$167	$24,339	$199

The impairment of the investment portfolio at December 31, 2004 totaled $199,000 in 13 securities with a total fair value of $24.3 million at December 31, 2004. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

4. Loans Receivable:

Loans receivable consist of the following at December 31,

(Dollars in thousands)	2005	2004

Commercial and Industrial	$60,135	$66,278
Real Estate - commercial	447,673	351,314
Construction and land development	141,461	107,462
Real Estate - residential (1)	7,057	8,219
Consumer and other	23,050	17,048
Loans receivable	679,376	550,321
Less deferred loan fees	(1,290)	(632)
Less allowance for loan losses	(7,617)	(6,684)
Total loans receivable, net	$670,469	$543,005

(1) Real estate - residential is comprised of jumbo residential first mortgage loans for both years presented.

The recorded investment in loans which are impaired in accordance with SFAS No. 114, totaled $3.4 million and $4.9 million at December 31, 2005 and 2004 respectively. The amounts of related valuation allowances were $1.6 million, $1.2 million and $1.4 million respectively at those dates. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was approximately $3.5 million, $4.7 million and $3.4 million respectively. Republic did not realize any interest on impaired loans during 2005, 2004 or 2003. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of December 31, 2005 and 2004, there were loans of approximately $3.4 million and $4.9 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $165,000, $391,000 and $253,000 for 2005, 2004 and 2003 respectively. There were no loans past due 90 days and accruing at December 31, 2005 and December 31, 2004.

The majority of loans outstanding are with borrowers in the Company’s marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company’s loans is in part dependent upon general economic conditions affecting the Company’s market place and specific industries. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2005, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $187.7 million, which represented 27.6% of gross loans receivable at December 31, 2005. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Included in loans are loans due from directors and other related parties of $25.1 million and $20.8 million at December 31, 2005 and 2004, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the years ended December 31, 2005 and 2004.

(Dollars in thousands)	2005	2004

Balance at beginning of year	$20,817	$8,013
Additions	12,312	13,760
Repayments	(8,075)	(956)
Balance at end of year	$25,054	$20,817

The Company’s CEO is of counsel to a law firm effective January 2, 2002 until June 30, 2005. In 2005, 2004 and 2003 the Company paid $272,000, $1,200,000 and $1,044,000, respectively, in legal fees to that firm which were primarily for loan workout and collection matters.

5. Allowance for Loan Losses:

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(Dollars in thousands)	2005	2004	2003

Balance at beginning of year	$6,684	$7,333	$6,076
Charge-offs	(1,163)	(1,922)	(5,965)
Recoveries	910	1,587	1,395
Provision (recovery) for loan losses	1,186	(314)	5,827
Balance at end of year	$7,617	$6,684	$7,333

6. Premises and Equipment:

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives	2005	2004

Furniture and equipment	3 to 10 years	$7,520	$6,581
Bank building	40 years	1,009	1,009
Leasehold improvements	20 years	2,470	2,449
		10,999	10,039
Less accumulated depreciation		(7,401)	(6,414)
Net premises and equipment		$3,598	$3,625

Depreciation expense on premises, equipment and leasehold improvements amounted to $991,000, $947,000 and $1.1 million in 2005, 2004 and 2003 respectively.

7. Borrowings:

Republic has a line of credit for $15.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2005 and 2004, Republic had $0 outstanding on this line.

Republic has a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of $193.4 million as of December 31, 2005. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2005 and 2004, there were $0 and $25.0 million respectively of term advances, outstanding on these lines of credit. The term advances matured in February 2005. The interest rate on the term advances at December 31, 2004 was 6.71%. As of December 31, 2005 and 2004, there were $123.9 million and $61.1 million of overnight advances outstanding against these lines. The interest rates on overnight advances at December 31, 2005 and 2004 were 4.23% and 2.21%, respectively. The maximum amount of term advances outstanding at any month-end was $25.0 million in 2005 and $125.0 million in 2004. The maximum amount of overnight borrowings outstanding at any month-end was $160.8 million in 2005 and $61.1 million in 2004. Average amounts outstanding of term advances for 2005, 2004 and 2003 were $3.8 million, $107.7 million and $125.0 million, respectively; and the related weighted average interest rates for 2005, 2004 and 2003 were 6.80%, 6.34% and 6.27%, respectively. Average amounts outstanding of overnight borrowings for 2005, 2004 and 2003 were $65.7 million, $5.2 million and $2.3 million, respectively; and the related weighted average interest rates for 2005, 2004 and 2003 were 3.61%, 2.06% and 1.38%, respectively.

Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

In 2001, the Company, through a pooled offering, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company may call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate is variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”). The interest rates at December 31, 2005 and 2004 were 8.42% and 5.61%, respectively. The interest rate cap of 11% is effective through the initial 5-year call date.

8. Deposits:

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2006 through 2010 and beyond, which includes brokered certificates of deposit of approximately $ 85.9 million with original terms of three months.

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Time Certificates of Deposit	$180,995	$52,776	$16,231	$10,521	$5,385	$4	$265,912

9. Income Taxes:

The following represents the components of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, respectively.

(Dollars in thousands)	2005	2004	2003
Current provision
Federal:
Current	$4,808	$2,459	$2,099
Deferred	(322)	235	(832)
Total provision for income taxes to continuing operations	$4,486	$2,694	$1,267

The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% to income before income taxes for the years ended December 31, 2005, 2004 and 2003.

(Dollars in thousands)	2005	2004	2003

Tax provision computed at statutory rate	$4,549	$2,817	$1,346
Other	(63)	(123)	(79)
Total provision for income taxes relating to continuing operations	$4,486	$2,694	$1,267

The approximate tax effect of each type of temporary difference that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2005 and 2004 are as follows:

	2005	2004

Allowance for loan losses	$2,563	$2,246
Deferred compensation	818	642
Unrealized gain on securities available for sale	(42)	(161)
Deferred loan costs	(561)	(546)
Other	(220)	(64)
Net deferred tax asset	$2,558	$2,117

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $203.0 million and $147.5 million and standby letters of credit of approximately $5.8 million and $7.6 million at December 31, 2005 and 2004, respectively. The increase in commitments reflects increases in commercial lending. However, commitments may often expire without being drawn upon. Of the $203.0 million of commitments to extend credit at December 31, 2005, substantially all were variable rate commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

11. Commitments:

Lease Arrangements:

As of December 31, 2005, the Company had entered into non-cancelable leases expiring through October 31, 2029, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

(Dollars in thousands)
Year Ended	Amount

2006	$959
2007	967
2008	953
2009	853
2010	859
Thereafter	4,671
Total	$9,262

The Company incurred rent expense of $922,000, $855,000 and $815,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment Agreements:

The Company has entered into an employment agreement with the CEO of the Company which provides for the payment of base salary and certain benefits through the year 2007. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2005, is approximately $700,000.

Other:

The Company and Republic are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

12. Regulatory Capital:

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $41.1 million of dividends plus an additional amount equal to its net profit for 2006, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2006.

State and Federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by Republic. Federal banking agencies impose three minimum capital requirements on the Company’s risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit; quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

Management believes that Republic meets, as of December 31, 2005, all capital adequacy requirements to which it is subject. As of December 31, 2005, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2005 and 2004(1):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2005
Total risk based capital
Republic	$76,537	11.72%	$52,234	8.00%	$65,292	10.00%
Company.	77,213	11.81%	52,299	8.00%	-	-

Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company.	69,596	10.65%	26,149	4.00%	-	-

Tier one leverage capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company.	69,596	8.89%	39,152	5.00%	-	-

At December 31, 2004
Total risk based capital
Republic	$64,251	12.09%	$42,526	8.00%	$53,158	10.00%
FBD	11,948	26.27%	3,638	8.00%	4,548	10.00%
Company.	78,120	13.53%	46,203	8.00%	-	-

Tier one risk based capital
Republic	57,606	10.84%	21,263	4.00%	31,895	6.00%
FBD	11,374	25.01%	1,819	4.00%	2,729	6.00%
Company.	70,894	12.28%	23,102	4.00%	-	-

Tier one leverage capital
Republic	57,606	9.25%	31,143	5.00%	31,143	5.00%
FBD	11,374	20.56%	2,766	5.00%	2,766	5.00%
Company.	70,894	10.43%	33,982	5.00%	-	-
(1) Spin-off of FBD effective January 1, 2005

13. Benefit Plans:

Supplemental Retirement Plan:

The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2005, approximately $300,000 remained to be paid. A life insurance contract has been purchased to insure against all of the payments.

Defined Contribution Plan:

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from BSC Services Corp. limited to 4%. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $245,000 in 2005, $135,000 in 2004 and $142,000 in 2003.

Directors’ and Officers’ Plans:

The Company has an agreement with an insurance company to provide for an annuity payment upon the retirement or death of certain Directors and officers, ranging from $15,000 to $25,000 per year for ten years. The plan was modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2005, 2004 and 2003 totaled $1.5 million, $942,000, and $886,000, respectively. The expense for the years ended December 31, 2005, 2004 and 2003, was $172,000 in each of those years. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.0 million, $1.9 million, and $1.8 million at December 31, 2005, 2004 and 2003, respectively, which is included in other assets. The Company maintains a deferred compensation plan for certain officers, wherein a percentage of base salary is contributed to the plan, and utilized to buy stock of the Company. To promote officer retention, a three year vesting period applies for each contribution. As of December 31, 2005 no amounts were vested. Expense for 2005, 2004, and 2003 was $187,000, $205,000 and $0, respectively.

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

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Cash Equivalents, Other Interest-Earning Restricted Cash, Accrued Interest Receivable and Payable:

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

Borrowings:

Fair values of borrowings are based on the present value of estimated cash flows, using current rates, at which similar borrowings could be obtained by Republic or the Company with similar maturities.

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

At December 31, 2005 and December 31, 2004, the carrying amount and the estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$106,974	$106,974	$36,703	$36,703
Other interest-earning restricted cash	-	-	2,923	2,923
Investment securities available for sale	37,283	37,283	43,733	43,733
Investment securities held to maturity	559	570	792	813
FHLB stock	6,319	6,319	4,635	4,635
Loans receivable, net	670,469	664,676	543,005	543,936
Bank owned life insurance	10,926	10,926	10,595	10,595
Accrued interest receivable	3,784	3,784	3,390	3,390

Financial Liabilities:
Deposits:
Demand, savings and money market	$381,931	$381,931	$323,532	$323,532
Time	265,912	262,173	187,152	183,921
Subordinated debt	6,186	6,186	6,186	6,186
Short-term borrowings	123,867	123,867	61,090	61,090
FHLB advances	-	-	25,000	25,165
Accrued interest payable	1,813	1,813	2,126	2,126

	December 31, 2005		December 31, 2004
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Off Balance Sheet financial instruments:
Commitments to extend credit	$203,044	-	$147,546	-
Standby letters-of-credit	5,795	-	7,624	-

15. Stock Based Compensation:

The Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under the terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years.

	For the Years Ended December 31,
	(Dollars in thousands)
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	926,014	$5.15	973,446	$4.87	1,106,722	$3.59
Granted	157,819	12.27	34,496	9.85	223,813	8.39
Exercised	(433,508)	2.94	(66,220)	4.78	(353,000)	3.10
Forfeited	(5,441)	7.78	(15,708)	5.25	(4,089)	4.88
Outstanding, end of year	644,884	6.57	926,014	5.15	973,446	4.87
Options exercisable at year-end	644,884	6.57	888,488	4.96	927,555	4.71
Weighted average fair value of options granted during the year		$4.94		$3.59		$3.02

The following table summarizes information about options outstanding at December 31, 2005.

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding at December 31, 2005	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$2.19	111,496	5.0	$ 2.19	111,496	$ 2.19
$3.29 to $4.30	175,560	6.3	3.55	175,560	3.55
$4.55 to $5.59	27,529	5.6	4.84	27,529	4.84
$7.29 to $8.15	172,480	8.1	7.53	172,480	7.53
$12.02 to $13.15	157,819	9.4	12.27	157,819	12.27
	644,884		$ 6.57	644,884	$6.57

16. Segment Reporting:

As a result of the spin off of the FBD, the tax refund products and short-term consumer loan segments were also spun off as they were divisions of that bank. In the normal course of business, tax refund loans may continue to be purchased from FBD. After the spin off, the Company has one reportable segment: community banking. The community bank segments primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Segment information for the years ended December 31, 2004 and 2003 is as follows:

December 31, 2004

(Dollars in thousands)

	Republic First Bank	Tax Refund Products	Short-term Consumer Loans	Discontinued Operations	Total

Net interest income	$17,933	$918	$-	$-	$18,851
Provision for loan losses	(1,014)	700	-	-	(314)
Non-interest income	4,466	-	-	-	4,466
Non-interest expenses	15,346	-	-	-	15,346
Income from continuing operations	5,405	186	-	-	5,591
Income from discontinued operations, net of taxes…	-	-	-	3,349	3,349
Net income	$5,405	$186	$-	$3,349	$8,940

Selected Balance Sheet Amounts:
Total assets	$664,804	$-	$-	$55,608	$720,412
Total loans, net	543,005	-	-	39,914	582,919
Total deposits	510,684	-	-	34,712	545,396

December 31, 2003 (Dollars in thousands)
	Republic First Bank	Tax Refund Products	Short-term Consumer Loans	Discontinued Operations	Total

Net interest income	$14,852	$1,150	$5,544	$-	$21,546
Provision for loan losses	360	1,042	4,425	-	5,827
Non-interest income	2,853	-	-	-	2,853
Non-interest expenses	14,614	-	-	-	14,614
Income from continuing operations	1,931	67	693	-	2,691
Income from discontinued operations, net of taxes…	-	-	-	2,223	2,223
Net income	$1,931	$67	$693	$2,223	$4,914

Selected Balance Sheet Amounts:
Total assets	$620,284	$-	$-	$34,508	$654,792
Total loans, net	452,491	-	-	27,032	479,523
Total deposits	425,497	-	-	28,108	453,605

17. Transactions with Affiliate:

Prior to January 1, 2005, FBD was a wholly owned subsidiary of the Company.

At December 31, 2005 and 2004, Republic had outstanding balances of $41.1 million and $25.4 million, respectively, of commercial loans, which had been participated to FBD. FBD also sold its tax refund loans to Republic. Such loans are repaid by U.S. Treasury-issued tax refunds paid directly to FBD in the first and second quarters of the year. Accordingly, there were no such loans outstanding at December 31, 2005 and 2004. As of December 31, 2005 and 2004 Republic had outstanding balances of $67.8 and $54.5 million of commercial loan balances it had purchased from FBD. The above loan participations and sales were made at arms length. They are made as a result of lending limit and other regulatory requirements. FBD also maintained a correspondent bank deposit account with Republic. At December 31, 2005 and 2004, balances amounted to $0 and $0 respectively.

18. Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
ASSETS:
Cash	$438	$962
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	186	186
Investment in subsidiaries	69,001	69,311
Other assets	1,106	973
Total Assets	$70,731	$71,432

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accrued expenses	$868	$22
Corporation-obligated mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	6,186	6,186
Total Liabilities	7,054	6,208

Shareholders’ Equity:
Preferred stock	-	-
Common stock	88	74
Additional paid in capital	50,203	42,494
Retained earnings	15,566	23,867
Treasury stock at cost (227,778 shares and 192,689 respectively)	(1,688)	(1,541)
Stock held by deferred compensation plan	(573)	-
Accumulated other comprehensive income	81	330
Total Shareholders’ Equity	63,677	65,224
Total Liabilities and Shareholders’ Equity	$70,731	$71,432

STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Interest income	$13	$12	$3
Dividend income from subsidiaries	444	324	372
Total income	457	336	375
Trust preferred interest expense	444	324	372
Expenses	8	128	11
Total expenses	452	452	383
Net income (loss) before taxes	5	(116)	(8)
Federal income tax (benefit)	2	(39)	(3)
Income (loss) before undistributed income of subsidiaries	3	(77)	(5)
Total equity in undistributed income of continuing operations	8,890	5,668	2,696
Total equity in undistributed income of discontinued operations	-	3,349	2,223
Total equity in undistributed income of subsidiaries	8,890	9,017	4,919
Net income	$8,893	$8,940	$4,914

Shareholders’ equity, beginning of year	$65,224	$56,376	$51,276
First Bank of Delaware spin-off	(11,396)	-	-
Exercise of stock options	1,275	358	1,094
Purchase of treasury shares	(143)	-	-
Tax benefits of stock options exercises	624	-	-
Stock purchase for deferred compensation plan	(573)	-	-
Income from continuing operations	8,893	5,591	2,691
Income from discontinued operations	-	3,349	2,223
Net income	8,893	8,940	4,914
Change in unrealized gain (loss) on securities available for sale	(227)	(450)	(908)
Shareholders’ equity, end of year	$63,677	$65,224	$56,376

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,893	$8,940	$4,914
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Tax benefits of stock option exercises	624	-	-
Stock purchases for deferred compensation place	(573)	-	-
Decrease (increase) in other assets	(757)	(11)	61
Increase (decrease) in other liabilities	847	(145)	106
Equity in undistributed income of continuing operations	(8,890)	(5,668)	(2,696)
Equity in undistributed income of discontinued operations	-	(3,349)	(2,223)
Net cash provided by (used in) operating activities	144	(233)	162
Cash flows from investing activities:
Investment in subsidiary - continuing operations	(1,800)	-	(1,500)
Purchase of treasury shares	(143)	-	-
Net cash used in investing activities	(1,943)	-	(1,500)
Cash from Financing Activities:
Exercise of stock options	1,275	358	1,094
Net cash provided by financing activities	1,275	358	1,094
Increase/(decrease) in cash	(524)	125	(244)
Cash, beginning of period	962	837	1,081
Cash, end of period	$438	$962	$837

19. Quarterly Financial Data (Unaudited):

The following tables are summary unaudited income statement information for each of the quarters ended during 2005 and 2004.

Summary of Selected Quarterly Consolidated Financial Data
	For the Quarter Ended, 2005
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data:
Total interest income	$12,821	$11,233	$10,495	$10,832
Total interest expense	5,049	3,976	3,564	3,634
Net interest income	7,772	7,257	6,931	7,198
Provision for loan losses	49	315	119	703
Non-interest income	808	904	759	1,143
Non-interest expense	4,593	4,603	4,540	4,471
Provision for income taxes	1,342	1,102	997	1,045
Net income	$2,596	$2,141	$2,034	$2,122

Per Share Data:
Basic:
Net income	$0.31	$0.25	$0.24	$0.26

Diluted:
Net income	$0.30	$0.24	$0.23	$0.25

	For the Quarter Ended, 2004
(Dollars in thousands, except per share data)	Fourth	Third	Second	First

Income Statement Data:
Total interest income	$9,247	$8,243	$7,626	$8,483
Total interest expense	3,278	3,734	3,794	3,942
Net interest income	5,969	4,509	3,832	4,541
Provision (recovery) for loan losses	550	(1,363)	(200)	699
Non-interest income	1,034	2,021	690	721
Non-interest expense	4,099	4,048	3,472	3,727
Provision for income taxes	774	1,265	401	254
Income from continuing operations	1,580	2,580	849	582
Income from discontinued operations	1,547	776	1,298	1,439
Income tax on discontinued operations	464	273	464	510
Net income	$2,663	$3,083	$1,683	$1,511

Per Share Data:
Basic:
Income from continuing operations	$0.20	$0.31	$0.11	$0.07
Income from discontinued operations	0.13	0.06	0.10	0.12
Net income	$0.33	$0.37	$0.21	$0.19

Diluted:
Income from continuing operations	$0.19	$0.30	$0.10	$0.07
Income from discontinued operations	0.12	0.06	0.10	0.11
Net income	$0.31	$0.36	$0.20	$0.18

20. Discontinued Operations - First Bank of Delaware Spin-off:

The Company spun off its former subsidiary, the First Bank of Delaware, on January 31, 2005. In accordance with SFAS No. 144, the spin-off is being presented as a discontinued operation (See Note 1).

The major classes of assets and liabilities at December 31, 2004 included in the Company’s Consolidated Balance Sheet were as follows:

(Dollars in thousands)
Assets associated with spin-off:
Total cash and cash equivalents	$11,304
Investment securities available for sale, at fair value	1,207
Loans receivable (net of allowance for loan losses of $1,050)	39,914
Other, net	3,183
Total assets of First Bank of Delaware	$55,608

Liabilities associated with spin-off:
Total deposits	$37,713
Other, net	6,499
Total liabilities of First Bank of Delaware	$44,212

The major classes of income and expense for the years ended December 31, 2004 and 2003 included in the Company’s Consolidated Statements of Income were as follows:

(Dollars in thousands)
	2004	2003
Total interest income	$4,192	$4,709
Total interest expense	444	504
Net interest income	3,748	4,205
Provision for loan losses	1,463	937
Non-interest income	7,986	4,781
Non-interest expense	5,211	4,609
Provision for income taxes	1,711	1,217
Income from discontinued operations, net of tax	$3,349	$2,223