Form 10-K/A
period 2005-12-31
REPUBLIC FIRST BANCORP INC
filed 2006-03-23
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATION

This Form 10K-A is being filed for Form 10K for the year ended December 31, 2005, originally filed on March 16, 2006. It is being filed solely to correct typographical errors in the signing dates of Grant Thornton’s Report of Independent Registered Public Accounting Firm and of Exhibit 23.1 - Consent of Beard Miller Company LLP, as well as the wording of Exhibits 31.1 and 31.2 - Certifications pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 24, 2005 (except for Note 20, as to which the date is March 14, 2006)*

* Adjusted for typographical error

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