Form 10-Q
period 2006-03-31
REPUBLIC FIRST BANCORP INC
filed 2006-05-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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
YES X	NO___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer __	Accelerated Filer X	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES__	NO X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest  practicable date.
9,741,737 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of May 5, 2006

Exhibit index appears on page 31

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
Dollars in thousands, except share data

ASSETS:	March 31, 2006	December 31, 2005
	(unaudited)
Cash and due from banks	$17,758	$19,985
Interest bearing deposits with banks	788	768
Federal funds sold	78,824	86,221
Total cash and cash equivalents	97,370	106,974

Investment securities available for sale, at fair value	36,379	37,283
Investment securities held to maturity at amortized cost
(Fair value of $568 and $570, respectively)	560	559
Federal Home Loan Bank stock, at cost	5,137	6,319
Loans receivable (net of allowance for loan losses of
$7,803 and $7,617, respectively)	694,107	670,469
Premises and equipment, net	3,755	3,598
Other real estate owned	137	137
Accrued interest receivable	4,095	3,784
Business owned life insurance	11,013	10,926
Other assets	11,616	10,806
Total Assets	$864,169	$850,855
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$81,462	$88,862
Demand – interest-bearing	59,172	69,940
Money market and savings	243,469	223,129
Time less than $100,000	108,036	128,022
Time over $100,000	182,725	137,890
Total Deposits	674,864	647,843

Short-term borrowings	105,000	123,867
Accrued interest payable	2,833	1,813
Other liabilities	8,358	7,469
Subordinated debt	6,186	6,186
Total Liabilities	797,241	787,178
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of March 31, 2006 and December 31, 2005	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 9,740,834 as of March 31, 2006
and 8,753,998 as of December 31, 2005	97	88
Additional paid in capital	63,036	50,203
Retained earnings	6,060	15,566
Treasury stock at cost (250,555 and 227,778 shares, respectively)	(1,688)	(1,688)
Stock held by deferred compensation plan	(573)	(573)
Accumulated other comprehensive income (loss)	(4)	81
Total Shareholders’ Equity	66,928	63,677
Total Liabilities and Shareholders’ Equity	$864,169	$850,855

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
Dollars in thousands, except per share data
(unaudited)

	Three months ended
	March 31,
	2006	2005
Interest income:
Interest and fees on loans	$14,154	$9,915
Interest and dividend income on federal
funds sold and other interest-earning balances	400	476
Interest and dividends on investment securities	509	441
Total interest income	15,063	10,832

Interest expense:
Demand interest-bearing	122	85
Money market and savings	1,699	880
Time under $100,000	1,149	777
Time $100,000 or more	2,294	1,254
Other borrowed funds	490	638
Total interest expense	5,754	3,634
Net interest income	9,309	7,198
Provision for loan losses	1,313	703
Net interest income after provision
for loan losses	7,996	6,495

Non-interest income:
Loan advisory and servicing fees	511	184
Service fees on deposit accounts	453	485
Other income	151	474
	1,115	1,143
Non-interest expenses:
Salaries and benefits	2,924	2,225
Occupancy	435	379
Depreciation	200	320
Legal	167	171
Advertising	49	45
Data processing	130	119
Taxes, other	215	143
Other expenses	921	1,069
	5,041	4,471

Income before income taxes	4,070	3,167
Provision for income taxes	1,399	1,045

Net income	$2,671	$2,122

Net income per share (1):
Basic	$0.28	$0.24
Diluted	$0.28	$0.22

(1) Adjusted for 10% stock dividend with a record date of May 5, 2006 and a payable date of May 17, 2006

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
Dollars in thousands
(unaudited)
	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,671	$2,122
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,313	703
Depreciation	200	320
Amortization of discounts on investment securities	50	38
Increase in value of business owned life insurance	(87)	(84)
Increase in accrued interest receivable
and other assets	(1,121)	(274)
Increase in accrued expenses
and other liabilities	1,909	631
Net cash provided by operating activities	4,935	3,456
Cash flows from investing activities:
Purchase of securities:
Available for sale	-	(100)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity	-	110
Available for sale	768	1,036
Proceeds from sale of FHLB stock	1,182	1,317
Net increase in loans	(24,951)	(14,577)
Increase in other interest-earning restricted cash	-	(499)
Premises and equipment expenditures	(357)	(594)
Net cash used in investing activities	(23,358)	(13,307)
Cash flows from financing activities:
Net proceeds from exercise of stock options	665	-
Net increase in demand, money market and savings deposits	2,172	73,434
Repayment of overnight borrowings	(18,867)	(28,035)
Repayment of long term borrowings	-	(25,000)
Net increase in time deposits	24,849	38,625
Net cash provided by financing activities	8,819	59,024
Increase (decrease) in cash and cash equivalents	(9,604)	49,173
Cash and cash equivalents, beginning of period	106,974	36,703
Cash and cash equivalents, end of period	$97,370	$85,876
Supplemental disclosure:
Interest paid	$4,735	$3,505
Taxes paid	$-	$-

(See notes to consolidated financial statements)

 Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
Dollars in thousands
 (unaudited)

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive loss, net of reclassification adjustments and taxes	(85)	-	-	-	-		(85)	(85)
Net income	2,671	-	-	2,671	-		-	2,671
Total comprehensive income	$2,586
Stock dividend declared (885,612 shares)		8	12,169	(12,177)				-
Options exercised (111,436 shares)		1	664	-	-		-	665

Balance March 31, 2006		$97	$63,036	$6,060	$(1,688)	$(573)	$(4)	$66,928

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2005		$74	$42,494	$23,867	$(1,541)	$-	$330	$65,224
Total other comprehensive loss, net of reclassification adjustments and taxes	(111)	-	-	-	-		(111)	(111)
Net income	2,122	-	-	2,122	-		-	2,122
Total comprehensive income	$2,011
First Bank of Delaware spin-off			(5,158)	(6,216)	-		(22)	(11,396)
Balance March 31, 2005		$74	$37,336	$19,773	$(1,541)	$-	$197	$55,839

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

Both Republic and FBD share data processing, accounting, human resources and compliance services through BSC Services Corp. (”BSC”), which is a subsidiary of FBD. BSC allocates its cost on the basis of usage, to Republic and FBD, which classify such costs to the appropriate non-interest expense categories.

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Share-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No, 123R (revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

In 2005, the Company vested all previously issued unvested options. The impact on operations in future periods will be the value imputed on future options grants using the methods prescribed in SFAS No. 123R.

At March 31, 2006, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any options granted vest within one to five years and has a maximum term of 10 years.

A summary of the status of the Company’s stock options under the Stock Option Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 are presented below:

	For the Three Months Ended
	March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	709,372	$ 5.97
Granted	-	-
Exercised	(111,436)	(5.97)
Forfeited	-	-
Outstanding, end of period	597,936	5.97
Options exercisable at period-end	597,936	5.97
Weighted average fair value of options granted during the period		$ -

The following table summarizes information about options outstanding under the Stock Options Plan as of March 31, 2006.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number outstanding at March 31, 2006	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.99	103,673	4.8	$ 1.99	103,673	$ 1.99
$2.99 to $3.91	160,591	6.0	3.23	160,591	3.23
$4.14 to $5.08	28,493	5.2	4.38	28,493	4.38
$6.63 to $7.41	159,914	7.8	6.85	159,914	6.85
$10.93 to $11.95	145,265	9.2	11.17	145,265	11.17
	597,936		$ 5.97	597,936	$5.97

During the three months ended March 31, 2006, $0 was recognized in compensation expense for the Stock Options Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Since, in 2005, the Company vested all previously issued unvested options and the Company has granted no options during the three months ended March 31, 2006, there is no compensation expense to be recognized on the Stock Option Plan during the three months ended March 31, 2006.

In accordance with SFAS No. 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on their fair value of the options granted along with significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share date)

Three months ended
March 31,
2005
Net Income as reported	$2,122
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	(52)

Pro-forma net income	$2,070

Basic Earnings per Common Share:
As reported	$0.24
Pro-forma	$0.23

Diluted Earnings per Common Share:
As reported	$0.22
Pro-forma	$0.22

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

Note 3: Reclassifications and Restatement for 12% and 10% Stock Dividends

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 12% stock dividend paid on June 7, 2005, and a 10% stock dividend to be paid on May 17, 2006.

Note 4:  Recent Accounting Pronouncements

 In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective was the first quarter of fiscal 2006. The adoption of this accounting principle did not have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The Company adopted this guidance on January 1, 2006. The adoption did not have a material effect on the Company’s financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the first quarter of fiscal 2006. The provisions of FSP FAS 13-1 did not have an impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued final FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital “APIC” pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123(R) or the effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123(R). The Company is currently evaluating the potential impact of calculating the APIC pool with this alternative method and has not yet determined which method we will adopt, or the expected impact on the Company’s financial position or results of operations.

In January 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not materially impact the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets —An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial statements.

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

Note 6: Segment Reporting

As a result of the spin-off of FBD in the first quarter of 2005, the tax refund products and short-term consumer loan segments were also spun off as they were divisions of that bank. In the normal course of business, tax refund loans may continue to be purchased from FBD. After the spin off, the Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Note 7: Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At March 31, 2006, and 2005, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. The following tables are a comparison of EPS for the three months ended March 31, 2006 and 2005. EPS has been restated for a stock dividend paid on June 7, 2005 and a stock dividend payable on May 17, 2006 (See Note 3).

Three months ended March 31,	2006		2005

Net Income	$2,671,000		$2,122,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	9,391,009		8,914,913
Basic EPS		$0.28		$0.24
Add common stock equivalents representing dilutive stock options	249,836		593,217
Effect on basic EPS of dilutive CSE		$ -		$(.02)
Equals total weighted average
shares and CSE (diluted)	9,640,845		9,508,130
Diluted EPS		$0.28		$0.22

Note 8: Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$2,671	$2,122
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $44 and $57	(85)	(111)
Comprehensive income	$2,586	$2,011

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):
	March 31,
	2006	2005
Unrealized gains (losses) on securities	$(4)	$197

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Reports on Form 10-Q, filed by the Company in 2006 and 2005, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2006 Compared to December 31, 2005

Assets increased $13.3 million to $864.2 million at March 31, 2006, versus $850.9 million at December 31, 2005. This increase reflected a $23.6 million increase in net loans. These loans were funded primarily by increases in time certificates of deposits. The increase in loans was partially offset by a $9.6 million decrease in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $23.6 million, to $694.1 million at March 31, 2006, versus $670.5 million at December 31, 2005. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $11.5 million at March 31, 2006. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $36.4 million at March 31, 2006, compared to $37.3 million at year-end 2005. The decrease reflected principal payments on mortgage backed securities. At March 31, 2006 and December 31, 2005, the portfolio had net unrealized losses of $6,000 and net unrealized gains of $123,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2006, securities held to maturity totaled $560,000, compared to $559,000 at year-end 2005.

FHLB Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At March 31, 2006, FHLB stock totaled $5.1 million, a decrease of $1.2 million from $6.3 million at December 31, 2005.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $9.6 million, to $97.4 million at March 31, 2006, from $107.0 million at December 31, 2005, reflecting a decrease in federal funds sold.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $3.8 million at March 31, 2006, compared to $3.6 million at December 31, 2005, reflecting 2006 premises and equipment expenditures.

Other Real Estate Owned:

Other real estate owned amounted to $137,000 at March 31, 2006 and December 31, 2005.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.0 million at March 31, 2006 and $10.9 million at December 31, 2005. The income earned on these policies is reflected in other income.

Other Assets:

Other assets increased by $0.8 million to $11.6 million at March 31, 2006, from $10.8 million at December 31, 2005, principally resulting from an increase in prepaid taxes and insurance.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Institutional deposits also may be utilized when they represent a lower-cost funding alternative.

Total deposits increased by $27.0 million to $674.9 million at March 31, 2006 from $647.8 million at December 31, 2005. The majority of that increase represents balances that are likely short-term. Average core deposits increased 14.0% or $45.3 million more than the prior year period to $368.1 million in the first quarter of 2006. Deposit growth benefited from the Company’s business development efforts. Period end time deposits increased $24.8 million, or 9.3% to $290.8 million at March 31, 2006, versus $265.9 million at the prior year-end. The increase resulted primarily from the addition of institutional deposits which were the least costly funding alternative available.

FHLB Borrowings:

FHLB borrowings totaled $105.0 million at March 31, 2006 and $123.9 million at December 31, 2005. The balances were comprised wholly of overnight borrowings.

Shareholders’ Equity:

Total shareholders’ equity increased $3.3 million to $66.9 million at March 31, 2006, versus $63.7 million at December 31, 2005. This increase was primarily the result of year-to-date net income of $2.7 million, with the balance of the increase resulting from the exercise of stock options partially offset by a minimal reduction in accumulated other comprehensive income (loss).

Three Months Ended March 31, 2006 compared to March 31, 2005
Results of Operations:

Overview

The Company's net income increased to $2.7 million or $0.28 per diluted share for the three months ended March 31, 2006, compared to $2.1 million, or $0.22 per diluted share for the comparable prior year period. There was a $4.2 million, or 39.1%, increase in total interest income, reflecting higher rates and a 23.6% increase in average loans outstanding while interest expense increased $2.1 million, also reflecting higher rates and a 16.3% increase in average deposits outstanding. Accordingly, net interest income increased $2.1 million between the periods. Increases in short term interest rates also increased yields on loans tied to prime, which exceeded increases in interest paid on certain deposits, contributing to the increased margin. The provision for loan losses in the first quarter of 2006 increased to $1.3 million, compared to $703,000 provision expense in the first quarter of 2005, reflecting the impact of $259,000 of recoveries and fewer tax refund charge-offs in that quarter. Non-interest income remained at $1.1 million for the three months ended March 31, 2006, compared to the prior year period. Non-interest expenses increased $570,000 to $5.0 million compared to $4.5 million in the first quarter of 2005, primarily due to higher salaries and benefits. Return on average assets and average equity from continuing operations of 1.33% and 16.63% respectively, in the first quarter of 2006 compared to 1.15% and 15.48% respectively for the same period in 2005.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the three months ended			For the three months ended
	March 31, 2006			March 31, 2005
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$36,130	$400	4.49%	$77,425	$476	2.50%
Securities	41,663	509	4.89%	48,779	444	3.64%
Loans receivable	700,896	14,154	8.19%	567,247	9,912	7.09%
Total interest-earning assets	778,689	15,063	7.85%	693,451	10,832	6.33%

Other assets	37,689			43,694

Total assets	$816,378			$737,145

Interest-bearing liabilities:
Demand-non interest
bearing	$86,076			$93,558
Demand interest-bearing	61,943	$122	0.80%	55,029	$85	0.63%
Money market & savings	220,053	1,698	3.13%	174,225	880	2.05%
Time deposits	336,529	3,444	4.15%	283,087	2,031	2.91%
Total deposits	704,601	5,264	3.03%	605,899	2,996	2.01%
Total interest-bearing
deposits	618,525	5,264	3.45%	512,341	2,996	2.37%

Other borrowings (1)	36,932	490	5.38%	68,336	638	3.79%

Total interest-bearing
liabilities	$655,457	$5,754	3.56%	$580,677	$3,634	2.54%
Total deposits and
other borrowings	741,533	5,754	3.15%	674,235	3,634	2.19%

Non interest-bearing
liabilites	9,701			8,077
Shareholders' equity	65,144			54,833
Total liabilities and
shareholders' equity	$816,378			$737,145

Net interest income		$9,309			$7,198
Net interest spread			4.29%			3.79%

Net interest margin			4.85%			4.20%

(1) Includes $6.2 million of trust preferred securities

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Three months ended March 31, 2006
	versus March 31, 2005
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(464)	$388	$(76)
Securities	(86)	151	65
Loans	2,699	1,543	4,242
Total interest-earning assets	2,149	2,082	4,231

Interest expense of deposits
Interest-bearing demand deposits	(14)	(23)	(37)
Money market and savings	(354)	(464)	(818)
Time deposits	(547)	(866)	(1,413)
Total deposit interest expense	(915)	(1,353)	(2,268)
Other borrowings	417	(269)	148
Total interest expense	(498)	(1,622)	(2,120)
Net interest income	$1,651	$460	$2,111

The Company’s net interest margin increased 65 basis points to 4.85% for the three months ended March 31, 2006, versus 4.20% in the prior year comparable period. Excluding the impact of tax refund loans, which are substantially all a first quarter event, the net interest margin was 4.25% in first quarter 2006 and 3.69% in first quarter 2005.

While yields on interest-bearing assets increased 152 basis points to 7.85% in first quarter 2006 from 6.33% in first quarter 2005, the yield on total deposits and other borrowings increased 96 basis points to 3.15% from 2.19% between those respective periods. The increase in yields on assets resulted primarily from the 250 basis point increase in short-term interest rates between the two quarters. The increases in short-term interest rates that increased yields on loans tied to prime, exceeded increases in interest paid on deposits.

The Company's net interest income increased $2.1 million, or 29.3%, to $9.3 million for the three months ended March 31, 2006, from $7.2 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates which lagged the general increase in short-term market rates. Average interest-earning assets amounted to $778.7 million for first quarter 2006 and $693.5 million for first quarter 2005. Substantially all of the $85.2 million increase resulted from loan growth.

The Company's total interest income increased $4.2 million, or 39.1%, to $15.1 million for the three months ended March 31, 2006, from $10.8 million for the prior year comparable period. Interest and fees on loans increased $4.2 million, or 42.8%, to $14.2 million for the three months ended March 31, 2006, from $9.9 million for the prior year comparable period. The majority of the increase in both commercial loan interest and total interest income resulted from a 23.6% increase in average loan balances. In first quarter 2006, average loan balances amounted to $700.9 million, compared to $567.2 million in the comparable prior year period. The balance of the 42.8% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities increased $65,000 to $509,000 for the three months ended March 31, 2006, from $444,000 for the prior year comparable period. This increase reflected rate increases on variable rate securities that were partially offset by a $7.1 million, or 14.6%, decrease in average securities outstanding to $41.7 million for first quarter 2006 from the comparable prior year period. Interest on federal funds sold and other interest-earning assets decreased $76,000, or 16.0%, as increases in short-term market interest rates were more than offset by the $41.3 million decrease in average balances to $36.1 million for first quarter 2006 from $77.4 million for the comparable prior year period.

The Company's total interest expense increased $2.1 million, or 58.3%, to $5.8 million for the three months ended March 31, 2006, from $3.6 million for the prior year comparable period. Interest-bearing liabilities averaged $655.5 million for the three months ended March 31, 2006, versus $580.7 million for the prior year comparable period, or an increase of $74.8 million. The increase reflected additional funding utilized for loan growth. Average deposit balances increased $98.7 million which facilitated a $31.4 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities increased 102 basis points to 3.56% for the three months ended March 31, 2006. Interest expense on time deposit balances increased $1.4 million to $3.4 million in first quarter 2006, from $2.0 million in the comparable prior year period. Money market and savings interest expense increased $0.8 million to $1.7 million in first quarter 2006, from $880,000 in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market rates. Accordingly, rates on total interest-bearing deposits increased 108 basis points in first quarter 2006 compared to first quarter 2005, while short term rates increased approximately 250 basis points between those periods.

Interest expense on other borrowings decreased $148,000 to $490,000 in first quarter 2006, as a result of decreased average balances. Average other borrowings, primarily overnight FHLB borrowings, decreased $31.4 million, or 46.0%, between those respective periods. These reductions in balances reflected the increases in deposit balances, which were utilized as a less costly funding source for loan growth. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate of other borrowings increased to 5.38% in first quarter 2006, from to 3.79% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.3 million in first quarter 2006 compared to $703,000 in first quarter 2005. The first quarter 2006 provision reflected $1.1 million for losses on tax refund loans, which were more than offset by $1.5 million in related revenues. The remaining provision in first quarter 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The comparable first quarter 2005 provision reflected $919,000 for losses on tax refund loans, which were more than offset by $1.1 million in related revenues. In addition, the first quarter 2005 provision was reduced as a result of an approximate $252,000 recovery on a commercial loan, which had been charged off in the prior year. That recovery resulted in a reserve balance which exceeded that determined by the Company’s methodology. The quarterly provision was reduced accordingly.

Non-Interest Income

Total non-interest income remained at $1.1 million for the three months ended March 31, 2006, compared to the prior year comparable period. An increase of $327,000 in first quarter 2006 related to loan advisory and servicing fees was offset by a one-time $251,000 award in a lawsuit recorded in other income in first quarter 2005.

Non-Interest Expenses

Total non-interest expenses increased $570,000 or 12.7% to $5.0 million for the three months ended March 31, 2006, from $4.5 million for the prior year comparable period. Salaries and employee benefits increased $699,000 or 31.4%, to $2.9 million for the three months ended March 31, 2006, from $2.2 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $56,000, or 14.8%, to $435,000 in first quarter 2006, compared to $379,000 in first quarter 2005. The increase reflected higher repairs and maintenance expense.

Depreciation expense decreased $120,000 or 37.5% to $200,000 for the three months ended March 31, 2006, versus $320,000 for the prior year comparable period. The decrease was primarily due to the write-off of assets in first quarter 2005 that were determined to have shorter lives than originally expected.

Legal fees decreased $4,000, or 2.3%, to $167,000 in first quarter 2006, compared to $171,000 in first quarter 2005.

Advertising expense increased $4,000, or 8.9%, to $49,000 in first quarter 2006, compared to $45,000 in first quarter 2005.

Data processing expense increased $11,000, or 9.2%, to $130,000 in first quarter 2006, compared to $119,000 in first quarter 2005.

Taxes, other increased $72,000, or 50.3%, to $215,000 for the three months ended March 31, 2006, versus $143,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital. The full amount of the increase resulted from increased capital.

Other expenses decreased $148,000, or 13.8% to $920,000 for the three months ended March 31, 2006, from $1.1 million for the prior year comparable period. Professional fees decreased approximately $76,000, reflecting reductions in recruiting expenses. Auditing expenses decreased $44,000 reflecting reduced expense for Sarbanes Oxley compliance.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $354,000, to $1.4 million for the three months ended March 31, 2006, from $1.0 million for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 34% and 33% respectively.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective January 1, 2006.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

In 2005, the Company vested all previously issued unvested options. For those vested options granted prior to January 1, 2006, there is no impact on operations in future periods. The accelerated vesting increased pro forma expense in 2005 by approximately $107,000, and therefore this expense did not impact net income in 2006 upon adoption of SFAS No. 123R. The impact on operations in future periods will be the value imputed on future options grants using the methods prescribed in SFAS No. 123R.

At March 31, 2006, the Company maintains a Stock Option Plan under which the Company grants options to its employees and directors. See Note 2 in the Notes to Consolidated Financial Statements herein for a further description of this plan.

During the three months ended March 31, 2006, $0 was recognized in compensation expense for the Stock Options Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Since, in 2005, the Company vested all previously issued unvested options and the Company has granted no options during the three months ended March 31, 2006, there is no compensation expense to be recognized on the Stock Option Plan during the three months ended March 31, 2006. As of March 31, 2006, no additional compensation expense will be recognized over the remaining life of the options granted prior to January 1, 2006 due to the vesting of all previously issued unvested options in 2005.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $210.1 million and $203.0 million and standby letters of credit of approximately $4.5 million and $5.8 million at March 31, 2006, and December 31, 2005, respectively.

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

Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding quarantees.

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at March 31, 2006, and December 31, 2005:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At March 31, 2006
Total risk based capital
Republic	$79,392	11.72%	$54,182	8.00%	$67,727	10.00%
Company	80,736	11.90%	$54,271	8.00%	-	N/A
Tier one risk based capital
Republic	71,589	10.57%	27,091	4.00%	40,636	6.00%
Company	72,933	10.75%	27,136	4.00%	-	N/A
Tier one leveraged capital
Republic	71,589	8.78%	40,756	5.00%	40,756	5.00%
Company	72,933	8.93%	40,819	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005
Total risk based capital
Republic	$76,537	11.71%	$52,234	8.00%	$65,292	10.00%
Company	77,213	11.81%	52,299	8.00%	-	N/A
Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company	69,596	10.65%	26,149	4.00%	-	N/A
Tier one leveraged capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company	69,596	8.89%	39,152	5.00%	-	N/A

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

Regulatory authorities require the Company to maintain certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Company has formed an Asset/Liability Committee (“ALCO”), comprised of selected members of the board of directors and senior management, which monitors such ratios. The purpose of the Committee is in part, to monitor Republic’s liquidity and adherence to the ratios in addition to managing relative interest rate risk. The ALCO meets at least quarterly.

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $97.4 million at March 31, 2006, compared to $107.0 million at December 31, 2005, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At March 31, 2006, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2006. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At March 31, 2006 Republic had $132.5 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $84.8 million at December 31, 2005. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At March 31, 2006, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $214.6 million. Certificates of deposit scheduled to mature in one year totaled $233.4 million at March 31, 2006. There were no FHLB advances outstanding at March 31, 2006, and short-term borrowings of $105.0 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million and was unused at March 31, 2006. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $222.5 million. As of March 31, 2006, Republic had borrowed $105.0 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

At March 31, 2006, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $36.4 million and $36.4 million as of March 31, 2006, respectively. The net unrealized loss on investment securities available for sale as of that date was approximately $6,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $11.5 million at March 31, 2006. Individual customers may have several loans often secured by different collateral.

Net loans increased $23.6 million, to $694.1 million at March 31, 2006, from $670.5 million at December 31, 2005. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of March 31, 2006		As of December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$448,363	63.9%	$446,383	65.8%
Construction and land development	162,072	23.1	141,461	20.9
Non real estate secured	53,278	7.6	49,515	7.3
Non real estate unsecured	8,508	1.2	10,620	1.6
	672,221	95.8	647,979	95.6

Residential real estate	6,658	0.9	7,057	1.0
Consumer & other	23,031	3.3	23,050	3.4
Total loans, net of unearned income	701,910	100.0%	678,086	100.0%

Less: allowance for loan losses	(7,803)		(7,617)

Net loans	$694,107		$670,469

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	March 31, 2006	December 31, 2005
(dollars in thousands)
Loans accruing, but past due 90 days or more	$ -	$ -
Non-accrual loans	3,556	3,423
Total non-performing loans (1)	3,556	3,423
Other real estate owned	137	137
Total non-performing assets (2)	$3,693	$3,560

Non-performing loans as a percentage of total loans net of unearned Income	0.51%	0.50%
Non-performing assets as a percentage of total assets	0.43%	0.42%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans increased $0.1 million, to $3.6 million at March 31, 2006, from $3.4 million at December 31, 2005. The increase reflected the transition of two loans totaling $425,000 to non accrual status in first quarter 2006 from 30 to 59 days past due at December 31, 2005.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2006, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $3.6 million at March 31, 2006, and $3.4 million at December 31, 2005, and the amount of related valuation allowances were $1.5 million and $1.6 million respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At March 31, 2006, compared to December 31, 2005, internally classified substandard loans had increased to $1.0 million from $710,000; while doubtful loans increased by $765,000 to approximately $2.9 million from $2.2 million. There were no loans classified as loss at those dates. The $340,000 increase in substandard loans reflected the transfer of delinquent, but still accruing, loans to a single customer totaling $307,000. The $765,000 increase in doubtful loans reflected the transfer of delinquent, but still accruing, loans to a single customer totaling $1.0 million.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $3.5 million at March 31, 2006 and $441,000 at December 31, 2005; and (ii) 60 to 89 days past due, at March 31, 2006 and December 31, 2005, in the aggregate principal amount of $165,000 and $62,000, respectively. The increase in the loans delinquent 30 to 59 days reflects the $1.0 million loan transferred to doubtful and another unrelated loan of $786,000.

Other Real Estate Owned:
The balance of other real estate owned amounted to $137,000 at March 31, 2006 and December 31, 2005. There was no activity during 2006.

At March 31, 2006, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the three months ended March 31, 2006, and 2005, and the twelve months ended December 31, 2005 is as follows:

	For the three months ended	For the twelve months ended	For the three months ended
(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Balance at beginning of period	$ 7,617	$6,684	$6.684
Charge-offs:
Commercial and construction	67	29	1
Tax refund loans	1,060	1,113	920
Consumer	-	21	14
Total charge-offs	1,127	1,163	935
Recoveries:
Commercial and construction	-	287	259
Tax refund loans	-	617	-
Consumer	-	6	2
Total recoveries	-	910	261
Net charge-offs	1,127	253	674
Provision for loan losses	1,313	1,186	703
Balance at end of period	$7,803	$7,617	$6,713
Average loans outstanding (1)	$700,896	$602,031	$567,247
As a percent of average loans (1):
Net charge-offs (annualized)	0.65%	0.04%	0.48%

Provision for loan losses (annualized)	0.76%	0.20%	0.50%

Allowance for loan losses	1.11%	1.27%	1.18%

Allowance for loan losses to:
Total loans, net of unearned income at period end	1.11%	1.12%	1.19%

Total non-performing loans at period end	219.43%	222.52%	209.00%

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at March 31, 2006. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2006, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $672.2 million, $6.7 million and $23.0 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the 2005 Annual Report on Form 10-K filed with the SEC.

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

(b)  Changes in internal controls.

There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
None

ITEM 1A: RISK FACTORS
No material changes from risk factors as previously disclosed in the Company’s Form 10-K in response to Item 1A in Part 1 of Form 10-K.

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

Republic First Bancorp, Inc.

/s/Harry D. Madonna
Chairman, President and Chief Executive Officer

/s/Paul Frenkiel
Executive Vice President and Chief Financial Officer

Dated: May 9, 2006