Form 10-Q
period 2006-06-30
REPUBLIC FIRST BANCORP INC
filed 2006-08-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

Large accelerated filer ____	Accelerated Filer _X__	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO__X__
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest  practicable date.
9,742,704 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of August 4, 2006

Exhibit index appears on page 37

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
Dollars in thousands, except share data

ASSETS:	June 30, 2006	December 31, 2005
	(unaudited)
Cash and due from banks	$14,890	$19,985
Interest bearing deposits with banks	623	768
Federal funds sold	37,153	86,221
Total cash and cash equivalents	52,666	106,974

Investment securities available for sale, at fair value	38,754	37,283
Investment securities held to maturity at amortized cost
(Fair value of $566 and $570 respectively)	560	559
Federal Home Loan Bank stock, at cost	5,991	6,319
Loans receivable (net of allowance for loan losses of
$7,756 and $7,617, respectively)	732,821	670,469
Premises and equipment, net	5,370	3,598
Other real estate owned	594	137
Accrued interest receivable	4,245	3,784
Business owned life insurance	11,103	10,926
Other assets	9,644	10,806

Total Assets	$861,748	$850,855
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$85,809	$88,862
Demand – interest-bearing	46,389	69,940
Money market and savings	248,159	223,129
Time under $100,000	110,597	128,022
Time $100,000 or more	153,787	137,890
Total Deposits	644,741	647,843

Short-term borrowings	132,257	123,867
Accrued interest payable	3,133	1,813
Other liabilities	6,062	7,469
Subordinated debt	6,186	6,186
Total Liabilities	792,379	787,178

Shareholders’ Equity:
Preferred Stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued as of June 30, 2006
and December 31, 2005	-	-
Common stock par value $0.01 per share; 20,000,000 shares
authorized; shares issued 9,742,704 as of
June 30, 2006 and 8,753,998 as of December 31, 2005	97	88
Additional paid in capital	63,049	50,203
Retained earnings	8,591	15,566
Treasury stock at cost (250,555 shares)	(1,688)	(1,688)
Stock held by deferred compensation plan	(573)	(573)
Accumulated other comprehensive income (loss)	(107)	81
Total Shareholders’ Equity	69,369	63,677
Total Liabilities and Shareholders’ Equity	$861,748	$850,855

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
Dollars in thousands, except per share data
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$13,751	$9,859	$27,905	$19,771
Interest and dividend income on federal
funds sold and other interest-earning balances	252	195	652	671
Interest and dividends on investment securities	567	441	1,076	885
Total interest income	14,570	10,495	29,633	21,327

Interest expense:
Demand interest-bearing	92	72	214	157
Money market and savings	2,245	1,691	3,944	2,571
Time under $100,000	1,322	765	2,471	1,542
Time $100,000 or more	1,280	492	3,574	1,746
Other borrowed funds	1,445	544	1,935	1,182
Total interest expense	6,384	3,564	12,138	7,198
Net interest income	8,186	6,931	17,495	14,129
Provision for loan losses	61	119	1,374	822
Net interest income after provision
for loan losses	8,125	6,812	16,121	13,307

Non-Interest income:
Loan advisory and servicing fees	317	106	828	290
Service fees on deposit accounts	405	457	858	986
Gains on sales and calls of investment securities	-	97	-	97
Other income	122	99	273	529
	844	759	1,959	1,902

Non-Interest expense:
Salaries and benefits	2,931	2,425	5,855	4,650
Occupancy	430	402	865	781
Depreciation	208	261	408	581
Legal	138	169	305	340
Advertising	139	44	188	89
Data processing	108	85	238	204
Taxes, other	176	177	391	320
Other expenses	992	977	1,913	2,046
	5,122	4,540	10,163	9,011

Income before income taxes	3,847	3,031	7,917	6,198
Provision for income taxes	1,320	997	2,719	2,042
Net income	$2,527	$2,034	$5,198	$4,156

Net income per share
Basic	$0.27	$0.22	$0.55	$0.46
Diluted	$0.26	$0.21	$0.54	$0.43

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
Dollars in thousands
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,198	$4,156
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,374	822
Depreciation	408	581
Stock compensation expense	5	-
Gain on call of securities	-	(97)
Amortization of discounts on investment securities	106	78
Increase in value of business owned life insurance	(177)	(165)
Decrease in accrued interest receivable
and other assets	244	1,387
Decrease in accrued expenses
and other liabilities	(87)	(1,351)
Net cash provided by operating activities	7,071	5,411
Cash flows from investing activities:
Purchase of securities:
Available for sale	(2,985)	(150)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity	-	183
Available for sale	1,219	3,221
Purchase of FHLB stock	-	(2,098)
Proceeds from sale of FHLB stock	328	-
Net increase in loans	(63,726)	(51,634)
Decrease in other interest-earning restricted cash	-	24
Premises and equipment expenditures	(2,180)	(723)
Net cash used in investing activities	(67,344)	(51,177)
Cash flows from financing activities:
Net proceeds from exercise of stock options	677	836
Net increase (decrease) in demand, money market and savings deposits	(1,574)	100,808
Increase of overnight borrowings	8,390	73,566
Repayment of long term borrowings	-	(25,000)
Net decrease in time deposits	(1,528)	(36,116)
Net cash provided by financing activities	5,965	114,094
Increase (decrease) in cash and cash equivalents	(54,308)	68,328
Cash and cash equivalents, beginning of period	106,974	36,703
Cash and cash equivalents, end of period	$52,666	$105,031
Supplemental disclosure:
Interest paid	$10,818	$7,775
Taxes paid	$3,100	$2,200

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2006 and 2005
Dollars in thousands
 (unaudited)

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive loss, net of reclassification adjustments and taxes	(188)	-	-	-	-	-	(188)	(188)
Net income	5,198	-	-	5,198	-	-	-	5,198
Total comprehensive income	$5,010
Stock based compensation		-	5	-	-	-	-	5
Stock dividend (885,279 shares)		8	12,165	(12,173)				-
Options exercised (113,640 shares)		1	676	-	-	-	-	677

Balance June 30, 2006		$97	$63,049	$8,591	$(1,688)	$(573)	$(107)	$69,369

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2005		$74	$42,494	$23,867	$(1,541)	$-	$330	$65,224
Total other comprehensive loss, net of reclassification adjustments and taxes	(181)	-	-	-	-	-	(181)	(181)
Net income	4,156	-	-	4,156	-	-	-	4,156
Total comprehensive income	$3,975
Stock dividend (924,022 shares)		10	10,968	(10,978)	-	-	-	-
Options exercised (319,664 shares)		2	861	-	-	-	-	863
First Bank of Delaware spin-off			(5,158)	(6,216)	-	-	(22)	(11,396)
Balance June 30, 2005		$86	$49,165	$10,829	$(1,541)	$-	$127	$58,666

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Stock Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No, 123R (revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were effective January 1, 2006.

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

In 2005, the Company vested all previously issued unvested options. As a result the impact of the adoption of SFAS 123 on operations in future periods will be the value imputed on future options grants using the methods prescribed in SFAS No. 123R.

At June 30, 2006, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any options granted vest within one to five years and has a maximum term of 10 years.

A summary of the status of the Company’s stock options under the Stock Option Plan as of June 30, 2006 and 2005 and changes during the six months ended June 30, 2006 and 2005 are presented below:

	For the Six Months Ended June30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	709,372	$5.97	1,018,615	$4.68
Granted	11,000	13.35	150,501	11.03
Exercised	(113,640)	(5.97)	(351,630)	2.45
Forfeited	-	-	(1,466)	6.78
Outstanding, end of period	606,732	6.11	816,020	5.40

Options exercisable at period-end	595,732	5.97	665,519	4.12

Weighted average fair value of options granted during the period		$5.61		$4.47

The following table summarizes information about options outstanding under the Stock Option Plan as of June 30, 2006.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number outstanding at June 30, 2006	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.99	103,673	4.5	$1.99	103,673	$1.99
$2.99 to $3.91	160,591	5.7	3.23	160,591	3.23
$4.14 to $5.08	27,193	5.1	4.39	27,193	4.39
$6.63 to $7.41	159,010	7.6	6.85	159,010	6.85
$10.93 to $13.35	156,265	9.0	11.33	145,265	11.17
	606,732		$6.11	595,732	$5.97

During the six months ended June 30, 2006, $5,000 was recognized in compensation expense for the Stock Option Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Since, in 2005, the Company vested all previously issued unvested options and the Company has granted 11,000 options during the six months ended June 30, 2006, compensation expense is recognized on the Stock Option Plan for only the options granted during the six months ended June 30, 2006. In accordance with SFAS No. 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on their fair value of the options granted along with significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share date).

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net Income as reported	$2,034	$4,156
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	(444)	(496)

Pro-forma net income	$1,590	$3,660

Basic Earnings per Common Share:
As reported	$0.22	$0.46
Pro-forma	$0.17	$0.40

Diluted Earnings per Common Share:
As reported	$0.21	$0.43
Pro-forma	$0.16	$0.38

 The pro forma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of 22.17%; risk-free interest rate of 4.03% and an expected life of 9.0 years

Note 3: Reclassifications and Restatement for 10% and 12% Stock Dividends

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 12% stock dividend paid on June 7, 2005, and a 10% stock dividend paid on May 17, 2006.

Note 4:  Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Note 7: Earnings Per Share:

     Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At June 30, 2006, and 2005, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. The following tables are a comparison of EPS for the three months ended June 30, 2006 and 2005.

Three months ended June 30,	2006		2005

Net Income	$2,527,000		$2,034,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	9,491,357		9,232,964
Basic EPS		$0.27		$0.22
Add common stock equivalents representing dilutive stock options	258,863		367,117
Effect on basic EPS of dilutive CSE		$(0.01)		$(0.01)
Equals total weighted average	9,750,220		9,600,081
shares and CSE (diluted)
Diluted EPS		$0.26		$0.21

The following tables are a comparison of EPS for the six months ended June 30, 2006 and 2005.

Six months ended June 30,	2006		2005

Net Income	$5,198,000		$4,156,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	9,441,183		9,073,939
Basic EPS		$0.55		$0.46
Add common stock equivalents representing dilutive stock options	254,411		480,167
Effect on basic EPS of dilutive CSE		$(.01)		$(.03)
Equals total weighted average
shares and CSE (diluted)	9,695,594		9,554,106
Diluted EPS		$0.54		$0.43

Note 8: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,527	$2,034	$5,198	$4,156

Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax benefit and reclassification adjustments	(103)	(70)	(188)	(181)
Comprehensive income	$2,424	$1,964	$5,010	$3,975

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	June 30,
	2006	2005

Unrealized gains (losses) on securities	$(107)	$127

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

Financial Condition:

June 30, 2006 Compared to December 31, 2005

Assets increased $10.9 million to $861.7 million at June 30, 2006, versus $850.9 million at December 31, 2005. This increase reflected a $62.4 million increase in net loans partially offset by a $49.1 million decrease in federal funds sold. These loans were funded primarily by the decrease in federal funds sold as deposits decreased $3.1 million and short-term borrowings increased $8.4 million.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $62.4 million, to $732.8 million at June 30, 2006, versus $670.5 million at December 31, 2005. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $11.5 million at June 30, 2006. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $38.8 million at June 30, 2006, compared to $37.3 million at year-end 2005. The increase reflected purchases of trust preferred securities partially offset by principal payments on mortgage backed securities. At June 30, 2006 and December 31, 2005, the portfolio had net unrealized losses of $163,000 and net unrealized gains of $123,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At June 30, 2006, securities held to maturity totaled $560,000, compared to $559,000 at year-end 2005.

FHLB Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At June 30, 2006, FHLB stock totaled $6.0 million, a decrease of $328,000 from $6.3 million at December 31, 2005.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $54.3 million, to $52.7 million at June 30, 2006, from $107.0 million at December 31, 2005, reflecting a decrease in federal funds sold.

Fixed Assets:

Premises and equipment, net of accumulated depreciation, increased $1.8 million to $5.4 million at June 30, 2006, compared to $3.6 million at December 31, 2005, reflecting 2006 premises and equipment expenditures primarily related to branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $594,000 at June 30, 2006 compared to $137,000 December 31, 2005, reflecting the transfer of a commercial real estate property from non-accrual loans.

Business Owned Life Insurance:

The balance of business owned life insurance amounted to $11.1 million at June 30, 2006 and $10.9 million at December 31, 2005. The income earned on these policies is reflected in other income.

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

Period end deposits decreased by $3.1 million to $644.7 million at June 30, 2006, from $647.8 million at December 31, 2005. Average core deposits for the quarter decreased 5.6% or $22.2 million from the prior year period to $376.8 million in the second quarter of 2006. Period end time deposits decreased $1.5 million, or 0.6% to $264.4 million at June 30, 2006, versus $265.9 million at the prior year-end.

Short-term Borrowings:

Short-term borrowings; primarily FHLB borrowings, totaled $132.3 million at June 30, 2006 and $123.9 million at December 31, 2005. The balances were comprised wholly of overnight borrowings.

Shareholders’ Equity:

Total shareholders’ equity increased $5.7 million to $69.4 million at June 30, 2006, versus $63.7 million at December 31, 2005. This increase was primarily the result of year-to-date net income of $5.2 million, with the balance of the increase resulting from the exercise of stock options partially offset by a minimal reduction in accumulated other comprehensive income (loss).

Three Months Ended June 30, 2006 Compared to June 30, 2005
Results of Operations:

Overview

The Company's net income increased to $2.5 million or $0.26 per diluted share for the three months ended June 30, 2006, compared to $2.0 million, or $0.21 per diluted share for the comparable prior year period. The improvement reflected a $4.1 million, or 38.8%, increase in total interest income, reflecting higher rates and a 21.3% increase in average loans outstanding. Interest expense increased $2.8 million, reflecting higher rates, an 8.3% increase in average deposits outstanding and an 82.1% increase in higher cost average other borrowings. Accordingly, net interest income increased $1.3 million between the periods. The provision for loan losses in the second quarter of 2006 decreased to $61,000, compared to a $119,000 provision expense in the second quarter of 2005. Non-interest income increased to $844,000 in the second quarter of 2006, compared to $759,000 for the comparable prior year period. Non-interest expenses increased $582,000 to $5.1 million compared to $4.5 million in the second quarter of 2005, primarily due to higher salaries and benefits. Increased net income resulted in a return on average assets and average equity of 1.27% and 14.87% respectively, in the second quarter of 2006 compared to 1.18% and 14.26% respectively for the same period in 2005.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the three months ended			For the three months ended
	June 30, 2006			June 30, 2005
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$20,656	$252	4.89%	$27,900	$195	2.80%
Securities	43,131	567	5.26%	45,046	441	3.92%
Loans receivable	700,313	13,751	7.88%	577,421	9,859	6.85%
Total interest-earning assets	764,100	14,570	7.65%	650,367	10,495	6.47%

Other assets	36,253			39,793

Total assets	$800,353			$690,160

Interest-bearing liabilities:
Demand-non interest
bearing	$84,283			$86,968
Demand interest-bearing	46,953	$92	0.79%	45,791	$72	0.63%
Money market & savings	245,556	2,245	3.67%	266,280	1,691	2.55%
Time deposits	238,212	2,602	4.38%	168,639	1,257	2.99%
Total deposits	615,004	4,939	3.22%	567,678	3,020	2.16%
Total interest-bearing
deposits	530,721	4,939	3.73%	480,710	3,020	2.52%

Other borrowings (1)	107,800	1,445	5.37%	59,214	544	3.68%

Total interest-bearing
liabilities	$638,521	$6,384	4.01%	$539,924	$3,564	2.65%
Total deposits and
other borrowings	722,804	6,384	3.54%	626,892	3,564	2.28%

Non interest-bearing
liabilites	9,408			6,030
Shareholders' equity	68,141			57,238
Total liabilities and
shareholders' equity	$800,353			$690,160

Net interest income		$8,186			$6,931
Net interest spread			3.64%			3.82%

Net interest margin			4.30%			4.27%

(1) Includes $6.2 million of trust preferred securities.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Three months ended June 30, 2006
	versus June 30, 2005
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(89)	$146	$57
Securities	(25)	151	126
Loans	2,412	1,480	3,892
Total interest-earning assets	2,298	1,777	4,075

Interest expense of deposits
Interest-bearing demand deposits	(2)	(18)	(20)
Money market and savings	189	(743)	(554)
Time deposits	(760)	(585)	(1,345)
Total deposit interest expense	(573)	(1,346)	(1,919)
Other borrowings	(651)	(250)	(901)
Total interest expense	(1,224)	(1,596)	(2,820)
Net interest income	$1,074	$181	$1,255

The Company’s net interest margin increased 3 basis points to 4.30% for the three months ended June 30, 2006, versus a comparable 4.27% in the prior year comparable period.

While yields on interest-bearing assets increased 118 basis points to 7.65% in second quarter 2006 from 6.47% in second quarter 2005, the yield on total deposits and other borrowings increased 126 basis points to 3.54% from 2.28% between those respective periods. The increase in yields on assets resulted primarily from the 250 basis points of increases in short-term interest rates between the two quarters. Increases in short-term interest rates increased yields on loans tied to prime, were offset by increases in interest paid on deposits, and higher cost borrowed funds, primarily overnight FHLB borrowings.

The Company's net interest income increased $1.3 million, or 18.1%, to $8.2 million for the three months ended June 30, 2006, from $6.9 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates which lagged the general increase in short-term market rates. Average interest-earning assets amounted to $764.1 million for second quarter 2006 and $650.4 million for second quarter 2005. Substantially all of the $113.7 million increase resulted from loan growth.

The Company's total interest income increased $4.1 million, or 38.8%, to $14.6 million for the three months ended June 30, 2006, from $10.5 million for the prior year comparable period. Interest and fees on loans increased $3.9 million, or 39.5%, to $13.8 million for the three months ended June 30, 2006, from $9.9 million for the prior year comparable period. The majority of the increase in both commercial loan interest and total interest income resulted from a 21.3% increase in average loan balances.

In second quarter 2006, average loan balances amounted to $700.3 million, compared to $577.4 million in the comparable prior year period. The balance of the 39.5% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities increased $126,000 to $567,000 for the three months ended June 30, 2006, from $441,000 for the prior year comparable period. This increase reflected rate increases on variable rate securities that were partially offset by a $1.9 million, or 4.3%, decrease in average securities outstanding to $43.1 million for second quarter 2006 from the comparable prior year period. Interest on federal funds sold and other interest-earning assets increased $57,000, or 29.2%, as increases in short-term market interest rates more than offset the impact of the $7.2 million decrease in average balances to $20.7 million for second quarter 2006 from $27.9 million for the comparable prior year period.

The Company's total interest expense increased $2.8 million, or 79.1%, to $6.4 million for the three months ended June 30, 2006, from $3.6 million for the prior year comparable period. Interest-bearing liabilities averaged $638.5 million for the three months ended June 30, 2006, versus $539.9 million for the prior year comparable period, or an increase of $98.6 million. The increase reflected additional funding utilized for loan growth. Average deposit balances increased $47.3 million which necessitated a $48.6 million increase in average other borrowings. The average rate paid on interest-bearing liabilities increased 136 basis points to 4.01% for the three months ended June 30, 2006. Interest expense on time deposit balances increased $1.3 million to $2.6 million in second quarter 2006, from $1.3 million in the comparable prior year period. Money market and savings interest expense increased $554,000 to $2.2 million in second quarter 2006, from $1.7 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market rates. Accordingly, rates on total interest-bearing deposits increased 121 basis points in second quarter 2006 compared to second quarter 2005, while short term rates increased approximately 250 basis points between those periods.

Interest expense on other borrowings increased $901,000 to $1.4 million in second quarter 2006, primarily as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $48.6 million, or 82.1%, between those respective periods. These increases in balances reflected the reduced rate of increase in deposit balances. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate of other borrowings increased to 5.37% in second quarter 2006, from 3.68% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $61,000 in second quarter 2006 compared to $119,000 in second quarter 2005. The second quarter 2006 provision reflected $259,000 in net recoveries on tax refund loans. The remaining provision in second quarter 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The comparable second quarter 2005 provision reflected $207,000 in net recoveries on tax refund loans.

Non-Interest Income

Total non-interest income increased $85,000 to $844,000 for the three months ended June 30, 2006, compared to $759,000 for the prior year comparable period. An increase of $211,000 in second quarter 2006 related to loan advisory and servicing fees was offset by a $97,000 gain on call of security recorded in other income in second quarter 2005 and a decrease of $52,000 in service fees on deposit accounts.

Non-Interest Expenses

Total non-interest expenses increased $582,000 or 12.8% to $5.1 million for the three months ended June 30, 2006, from $4.5 million for the prior year comparable period. Salaries and employee benefits increased $506,000 or 20.9%, to $2.9 million for the three months ended June 30, 2006, from $2.4 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $28,000, or 7.0%, to $430,000 in second quarter 2006, compared to $402,000 in second quarter 2005.

Depreciation expense decreased $53,000 or 20.3% to $208,000 for the three months ended June 30, 2006, versus $261,000 for the prior year comparable period. The decrease was primarily due to the write-off of assets in second quarter 2005 that were determined to have shorter lives than originally expected.

Legal fees decreased $31,000, or 18.3%, to $138,000 in second quarter 2006, compared to $169,000 in second quarter 2005.

Advertising expense increased $95,000, or 215.9%, to $139,000 in second quarter 2006, compared to $44,000 in second quarter 2005. The increase was primarily due to higher levels of TV, radio, print and direct mail advertising including advertising related to a new branch and deposit promotions.

Data processing expense increased $23,000, or 27.1%, to $108,000 in second quarter 2006, compared to $85,000 in second quarter 2005.

Taxes, other than income decreased $1,000, or 0.6%, to $176,000 for the three months ended June 30, 2006, versus $177,000 for the comparable prior year period.

Other expenses increased $15,000, or 1.5% to $992,000 for the three months ended June 30, 2006, from $977,000 for the prior year comparable period. Professional fees increased approximately $59,000, reflecting increases in recruiting expenses. Auditing expenses decreased $40,000 reflecting reduced expense for Sarbanes Oxley compliance.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $323,000, to $1.3 million for the three months ended June 30, 2006, from $1.0 million for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 34% and 33% respectively.

Six Months Ended June 30, 2006 Compared to June 30, 2005

Results of Operations:

Overview

The Company's net income increased to $5.2 million or $0.54 per diluted share for the six months ended June 30, 2006, compared to $4.2 million, or $0.43 per diluted share for the comparable prior year period. The improvement reflected an $8.3 million, or 38.9%, increase in total interest income, reflecting higher rates and a 22.5% increase in average loans outstanding. Total interest expense increased $4.9 million, also reflecting higher rates and a 12.4% increase in average deposits outstanding. Accordingly, net interest income increased $3.4 million between the periods. The provision for loan losses in the first six months of 2006 increased to $1.4 million, compared to $822,000 provision expense in the first six months of 2005, reflecting the impact of $259,000 of recoveries and fewer net tax refund charge-offs in 2005. Non-interest income increased to $2.0 million in the first six months of 2006, compared to $1.9 million for the comparable prior year period. Non-interest expenses increased $1.2 million to $10.2 million compared to $9.0 million in the first six months of 2005, due primarily to higher salaries and benefits. The increased net income resulted in a return on average assets and average equity of 1.30% and 15.74% respectively, in the first six months of 2006 compared to 1.17% and 14.96% respectively for the same period in 2005.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the six months ended			For the six months ended
	June 30, 2006			June 30, 2005
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$28,350	$652	4.64%	$52,526	$671	2.56%
Securities	42,488	1,076	5.06%	46,902	885	3.77%
Loans receivable	700,603	27,905	8.03%	572,106	19,771	6.93%
Total interest-earning assets	771,441	29,633	7.75%	671,534	21,327	6.37%

Other assets	36,880			42,171

Total assets	$808,321			$713,705

Interest-bearing liabilities:
Demand-non interest
bearing	$85,175			$90,245
Demand interest-bearing	54,406	$214	0.79%	50,385	$157	0.62%
Money market & savings	232,875	3,944	3.42%	220,507	2,571	2.34%
Time deposits	287,099	6,045	4.25%	225,547	3,288	2.92%
Total deposits	659,555	10,203	3.18%	586,684	6,016	2.06%
Total interest-bearing
deposits	574,380	10,203	3.58%	496,439	6,016	2.43%

Other borrowings (1)	72,562	1,935	5.38%	63,750	1,182	3.72%

Total interest-bearing
liabilities	$646,942	$12,138	3.78%	$560,189	$7,198	2.58%
Total deposits and
other borrowings	732,117	12,138	3.34%	650,434	7,198	2.22%

Non interest-bearing
liabilites	9,602			7,235
Shareholders' equity	66,602			56,036
Total liabilities and
shareholders' equity	$808,321			$713,705

Net interest income		$17,495			$14,129
Net interest spread			3.97%			3.79%

Net interest margin			4.57%			4.22%
Net interest margin not including
tax refund loans			4.22%			3.92%

 (1) Includes $6.2 million of trust preferred securities.

    The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.
Rate/Volume Table

	Six months ended June 30, 2006
	versus June 30, 2005
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(561)	$542	$(19)
Securities	(111)	302	191
Loans	5,118	3,016	8,134
Total interest-earning assets	4,446	3,860	8,306

Interest expense of
Deposits
Interest-bearing demand deposits	(16)	(41)	(57)
Money market and savings	(209)	(1,164)	(1,373)
Time deposits	(1,296)	(1,461)	(2,757)
Total deposit interest expense	(1,521)	(2,666)	(4,187)
Other borrowings	(235)	(518)	(753)
Total interest expense	(1,756)	(3,184)	(4,940)
Net interest income	$2,690	$676	$3,366

The Company’s net interest margin increased 35 basis points to 4.57% for the six months ended June 30, 2006, versus 4.22% in the prior year comparable period. Excluding the impact of tax refund loans, which are substantially all a first quarter event, the net interest margin was 4.22% in the first six months of 2006 and 3.92% in the prior year comparable period.

While yields on interest-bearing assets increased 138 basis points to 7.75% in the first six months of 2006 from 6.37% in the comparable prior year period, the yields on total deposits and other borrowings increased 112 basis points to 3.34% from 2.22% between those respective periods. The increase in yields on assets resulted primarily from the 300 basis point increase in short-term interest rates between the two periods.

The Company's net interest income increased $3.4 million, or 23.8%, to $17.5 million for the six months ended June 30, 2006, from $14.1 million for comparable prior year period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates which lagged the general increase in short-term market rates. Average interest-earning assets amounted to $771.4 million for the six months ended June 30, 2006 and $671.5 million for the comparable prior year period. Substantially all of the $99.9 million increase resulted from loan growth.

The Company's total interest income increased $8.3 million, or 38.9%, to $29.6 million for the six months ended June 30, 2006, from $21.3 million for the comparable prior year period. Interest and fees on loans increased $8.1 million, or 41.1% to $27.9 million for the six months ended June 30, 2006, from

$19.8 million for the comparable prior year period. The majority of the increase in both commercial loan interest and total interest income resulted from a 22.5% increase in average loan balances. For the six months ended June 30, 2006, average loan balances amounted to $700.6 million, compared to $572.1 million in the comparable prior year period. The balance of the 41.1% increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Interest and dividends on investment securities increased $191,000 to $1.1 million for the six months ended June 30, 2006, from $885,000 for the comparable prior year period. This increase reflected rate increases on variable rate securities that were partially offset by a $4.4 million, or 9.4%, decrease in average securities outstanding to $42.5 million for the first six months of 2006 from the comparable prior year period. Interest on federal funds sold and other interest-earning assets decreased $19,000, or 2.8%, as increases in short-term market interest rates were more than offset by the $24.2 million decrease in average balances to $28.4 million for the six months ended June 30, 2006 from $52.5 million for the comparable prior year period.

The Company's total interest expense increased $4.9 million, or 68.6%, to $12.1 million for the six months ended June 30, 2006, from $7.2 million for the comparable prior year period. Interest-bearing liabilities averaged $646.9 million for the six months ended June 30, 2006, versus $560.2 million for the comparable prior year period, or an increase of $86.7 million. The increase reflected additional funding utilized for loan growth. Average deposit balances increased $72.9 million while average other borrowings increased $8.8 million. The average rate paid on interest-bearing liabilities increased 120 basis points to 3.78% for the six months ended June 30, 2006. Interest expense on time deposit balances increased $2.8 million to $6.0 million for the six months ended June 30, 2006, from $3.3 million in the comparable prior year period. Money market and savings interest expense increased $1.4 million to $3.9 million for the six months ended June 30, 2006, from $2.6 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market rates. Accordingly, rates on total interest-bearing deposits increased 115 basis points for the six months ended June 30, 2006 compared to the comparable prior year period, while short term rates increased approximately 300 basis points between those periods.

Interest expense on other borrowings increased $750,000 to $1.9 for the six months ended June 30, 2006, primarily as a result of higher short term rates. Average other borrowings, primarily overnight FHLB borrowings, increased $8.8 million, or 13.8%, between those respective periods. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate on other borrowings increased to 5.38% for the six months ended June 30, 2006, from 3.72% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.4 million for the six months ended in June 30, 2006 compared to $822,000 for the comparable prior year period. The six months 2006 provision reflected $802,000 for net losses on tax refund loans, which were more than offset by $1.6 million in related revenues. The remaining provision for the six months ended June 30, 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The comparable six months 2005 provision reflected $758,000 for losses on tax refund loans, which were more than offset by $1.2 million in related revenues. In addition, the six months 2005 provision was reduced as a result of an approximate $252,000 recovery on a commercial loan, which had been charged off in the prior year. That recovery resulted in a reserve balance which exceeded that determined by the Company’s methodology. The quarterly provision was reduced accordingly.

Non-Interest Income

Total non-interest income increased $57,000 to $2.0 million for the six months ended June 30, 2006, from $1.9 million for the comparable prior year period. An increase of $538,000 related to loan advisory and servicing fees were offset by a one-time $251,000 award in a lawsuit recorded in other income in 2005, a decrease of $128,000 in service fees on deposit accounts in 2006, and a $97,000 gain on call of security recorded in 2005.

Non-Interest Expenses

Total non-interest expenses increased $1.2 million or 12.8% to $10.2 million for the six months ended June 30, 2006, from $9.0 million for the comparable prior year period. Salaries and employee benefits increased $1.2 million or 25.9%, to $5.9 million for the six months ended June 30, 2006, from $4.7 million for the comparable prior year period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $84,000, or 10.8%, to $865,000 for the first six months of 2006, compared to $781,000 for the comparable prior year period. The increase reflected higher repairs, maintenance, and utilities expense.

Depreciation expense decreased $173,000 or 29.8% to $408,000 for the first six months ended June 30, 2006, versus $581,000 for the comparable prior year period. The decrease was primarily due to the write-off of assets in 2005 that were determined to have shorter lives than originally expected.

Legal fees decreased $35,000, or 10.3%, to $305,000 for the first six months of 2006, compared to $340,000 for the comparable prior year period.

Advertising expense increased $99,000, or 111.2%, to $188,000 for the first six months of 2006, compared to $89,000 in the comparable prior year period. The increase was primarily due to higher levels of TV, radio, print, and direct mail advertising including advertising related to a new branch and deposit promotions.

Data processing expense increased $34,000, or 16.7%, to $238,000 for the first six months of 2006, compared to $204,000 for the comparable prior year period.

Taxes, other than income increased $71,000 or 22.2% to $391,000 for the six months ended June 30, 2006 versus $320,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital. The full amount of the increase resulted from increased capital.

Other expenses decreased $133,000, or 7.0% to $1.9 million for the six months ended June 30, 2006, from $2.0 million for the comparable prior year period. Audit expense decreased $84,000 reflecting reduced expense for Sarbanes Oxley compliance.

Provision for Income Taxes

The provision for income taxes increased $677,000, to $2.7 million for the six months ended June 30, 2006, from $2.0 million for the comparable prior year period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 34% and 33% respectively.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were effective January 1, 2006.

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

At June 30, 2006, the Company maintains a Stock Option Plan under which the Company grants options to its employees and directors. See Note 2 in the Notes to Consolidated Financial Statements herein for a further description of this plan.

During the three and six months ended June 30, 2006, $5,000 was recognized in compensation expense for the Stock Option Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2005, the Company vested all previously issued unvested options, accordingly there is no compensation expense to be recognized on the Stock Option Plan during the six months ended June 30, 2006 on options granted prior to January 1, 2006.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $201.7 million and $203.0 million and standby letters of credit of approximately $7.7 million and $5.8 million at June 30, 2006, and December 31, 2005, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at June 30, 2006, and December 31, 2005:

	Actual		For Capital Adequacy Purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At June 30, 2006
Total risk based capital
Republic	$81,877	11.70%	$55,998	8.00%	$69,998	10.00%
Company	83,233	11.87%	$56,087	8.00%	-	N/A
Tier one risk based capital
Republic	74,121	10.59%	27,999	4.00%	41,999	6.00%
Company	75,477	10.77%	28,043	4.00%	-	N/A
Tier one leveraged capital
Republic	74,121	9.27%	39,963	5.00%	39,963	5.00%
Company	75,477	9.43%	40,018	5.00%	-	N/A

	Actual		For Capital Adequacy Purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005
Total risk based capital
Republic	$76,537	11.71%	$52,234	8.00%	$65,292	10.00%
Company	77,213	11.81%	52,299	8.00%	-	N/A
Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company	69,596	10.65%	26,149	4.00%	-	N/A
Tier one leveraged capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company	69,596	8.89%	39,152	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $52.7 million at June 30, 2006, compared to $107.0 million at December 31, 2005, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At June 30, 2006, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2006. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At June 30, 2006 Republic had $125.2 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $84.8 million at December 31, 2005. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At June 30, 2006, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $209.4 million. Certificates of deposit scheduled to mature in one year totaled $189.4 million at June 30, 2006. There were no FHLB advances outstanding at June 30, 2006, and short-term borrowings of $132.3 million consisted of $112.3 million in overnight FHLB borrowings and $20.0 million in federal funds purchased. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million and was unused at June 30, 2006. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $222.5 million. As of June 30, 2006, Republic had borrowed $112.3 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

At June 30, 2006, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $38.9 million and $38.8 million as of June 30, 2006, respectively. The net unrealized loss on investment securities available for sale as of that date was approximately $163,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $11.5 million at June 30, 2006. Individual customers may have several loans often secured by different collateral.

Net loans increased $62.4 million, to $732.8 million at June 30, 2006, from $670.5 million at December 31, 2005. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of June 30, 2006		As of December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$482,436	65.1%	$446,383	65.8%
Construction and land development	177,076	23.9	141,461	20.9
Non real estate secured	48,588	6.6	49,515	7.3
Unsecured	7,078	1.0	10,620	1.6
	715,178	96.6	647,979	95.6

Residential real estate	6,614	0.9	7,057	1.0
Consumer, short-term & other	18,785	2.5	23,050	3.4
Total loans	740,577	100.0%	678,086	100.0%

Less allowance for loan losses	(7,756)		(7,617)

Net loans	$732,821		$670,469

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	June 30, 2006	December 31, 2005
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	2,877	3,423
Total non-performing loans (1)	2,877	3,423
Other real estate owned	594	137

Total non-performing assets (2)	$3,471	$3,560

Non-performing loans as a percentage of total loans net of unearned
Income	0.39%	0.50%
Non-performing assets as a percentage of total assets	0.40%	0.42%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans decreased $0.5 million, to $2.9 million at June 30, 2006, from $3.4 million at December 31, 2005. That decrease reflected the transfer of $457,000 of one loan in second quarter 2006 to other real estate owned with $167,000 of that loan concurrently charged off. Partially offsetting that decrease was the addition to non accrual loans, of two loans totaling $425,000.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2006, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $2.9 million at June 30, 2006, and $3.4 million at December 31, 2005, and the amount of related valuation allowances were $1.2 million and $1.6 million respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At June 30, 2006, compared to December 31, 2005, internally classified substandard loans had increased to $1.2 million from $710,000; while doubtful loans decreased by $147,000 to approximately $2.0 million from $2.2 million. There were no loans classified as loss at those dates. The $450,000 increase in substandard loans reflected the addition of delinquent, but still accruing, loans to a single customer totaling $301,000 and the addition of a $248,000 non accrual loan from special mention status. The $147,000 decrease in doubtful loans reflected the addition of a delinquent, but still accruing, loan totaling $710,000 which was more that offset by the aforementioned transfer of $457,000 to other real estate owned with $167,000 of that loan concurrently charged off and two loans totaling $191,000 that paid off in 2006.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $97,000 at June 30, 2006 and $441,000 at December 31, 2005; and (ii) 60 to 89 days past due, at June 30, 2006 and December 31, 2005, in the aggregate principal amount of $4.2 million and $62,000, respectively. The increase in the loans delinquent 60 to 89 days reflects $3.9 million in delinquent loans which are still accruing interest, and $353,000 in non-accrual loans.

Other Real Estate Owned:

The balance of other real estate owned increased $457,000 to $594,000 at June 30, 2006, from $137,000 at December 31, 2005. One loan was transferred from non-accrual status to other real estate owned in second quarter 2006, accounting for the increase.

At June 30, 2006, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the six months ended June 30, 2006, and 2005, and the twelve months ended December 31, 2005 is as follows:

	For the six months ended	For the twelve months ended	For the six months ended
(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005

Balance at beginning of period	$7,617	$6,684	$6,684
Charge-offs:
Commercial and construction	434	29	1
Tax refund loans	1,286	1,113	1,113
Consumer	-	21	14

Total charge-offs	1,720	1,163	1,128
Recoveries:
Commercial and construction	1	287	259
Tax refund loans	484	617	355
Consumer	-	6	4

Total recoveries	485	910	618

Net charge-offs	1,235	253	510
Provision for loan losses	1,374	1,186	822

Balance at end of period	$7,756	$7,617	$6,996

Average loans outstanding (1)	$700,603	$602,031	$572,106

As a percent of average loans (1):
Net charge-offs (annualized)	0.36%	0.04%	0.18%
Provision for loan losses (annualized)	0.40%	0.20%	0.29%
Allowance for loan losses	1.11%	1.27%	1.22%
Allowance for loan losses to:
Total loans, net of unearned income at period end	1.05%	1.12%	1.16%
Total non-performing loans at period end	269.59%	222.52%	222.94%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at June 30, 2006. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2006, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $715.2 million, $6.6 million and $18.8 million.

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

(b)  Changes in internal controls.

 There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Republic First Bancorp, Inc., to take action upon the reelection of three directors and to vote upon the approval of an amendment to the Company’s Amended and Restated Stock Option Plan and Restricted Stock Plan was held on April 25, 2006 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA., 19103. Written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 30 days prior thereto. As of the record date of said meeting of the shareholders, the number of shares then issued and outstanding was 8,756,462 shares of common stock, of which 8,540,651 were entitled to vote. A total of 7,875,991 shares were voted for the reelection of three directors. No nominee received less than 92.3% of the voted shares. Therefore, pursuant to such approval, the following directors were reelected to the Company:
Robert J. Coleman
Lyle W. Hall
Harris Wildstein

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

Republic First Bancorp, Inc.

/s/ Harry D. Madonna
Chairman, President and Chief Executive Officer

/s/ Paul Frenkiel
Executive Vice President and Chief Financial Officer

Dated: August 9, 2006