Form 10-Q
period 2006-09-30
REPUBLIC FIRST BANCORP INC
filed 2006-11-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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
Large accelerated filer ____	Accelerated Filer X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO X
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest  practicable date.
9,743,204 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of November 3, 2006

Exhibit index appears on page 38

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
Dollars in thousands, except share data
(Unaudited)

ASSETS:	September 30, 2006	December 31, 2005

Cash and due from banks	$12,752	$19,985
Interest bearing deposits with banks	500	768
Federal funds sold	97,822	86,221
Total cash and cash equivalents	111,074	106,974

Investment securities available for sale, at fair value	76,638	37,283
Investment securities held to maturity at amortized cost
(Fair value of $512 and $570 respectively)	505	559
Federal Home Loan Bank stock, at cost	6,094	6,319
Loans receivable (net of allowance for loan losses of
$7,934 and $7,617, respectively)	753,869	670,469
Premises and equipment, net	5,778	3,598
Other real estate owned	499	137
Accrued interest receivable	5,114	3,784
Business owned life insurance	11,196	10,926
Other assets	9,577	10,806

Total Assets	$980,344	$850,855
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$69,399	$88,862
Demand – interest-bearing	57,378	69,940
Money market and savings	241,344	223,129
Time under $100,000	154,381	128,022
Time $100,000 or more	220,489	137,890
Total Deposits	742,991	647,843

Short-term borrowings	145,794	123,867
Accrued interest payable	5,381	1,813
Other liabilities	7,925	7,469
Subordinated debt	6,186	6,186
Total Liabilities	908,277	787,178

Shareholders’ Equity:
Preferred Stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued as of September 30, 2006
and December 31, 2005	-	-
Common stock par value $0.01 per share; 20,000,000 shares
authorized; shares issued 9,743,204 as of
September 30, 2006 and 8,753,998 as of December 31, 2005	97	88
Additional paid in capital	63,057	50,203
Retained earnings	11,026	15,566
Treasury stock at cost (250,555 shares)	(1,688)	(1,688)
Stock held by deferred compensation plan	(573)	(573)
Accumulated other comprehensive income	148	81
Total Shareholders’ Equity	72,067	63,677
Total Liabilities and Shareholders’ Equity	$980,344	$850,855

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2006 and 2005
Dollars in thousands, except per share data
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$14,868	$10,576	$42,773	$30,347
Interest and dividend income on federal
funds sold and other interest-earning balances	248	192	900	863
Interest and dividends on investment securities	915	465	1,991	1,350
Total interest income	16,031	11,233	45,664	32,560

Interest expense:
Demand interest-bearing	165	79	379	236
Money market and savings	2,437	1,886	6,381	4,457
Time under $100,000	1,625	730	4,096	2,272
Time $100,000 or more	1,851	524	5,425	2,270
Other borrowed funds	1,626	757	3,561	1,939
Total interest expense	7,704	3,976	19,842	11,174
Net interest income	8,327	7,257	25,822	21,386
Provision for loan losses	-	315	1,374	1,137
Net interest income after provision
for loan losses	8,327	6,942	24,448	20,249

Non-Interest income:
Loan advisory and servicing fees	194	187	1,022	477
Service fees on deposit accounts	309	466	1,167	1,452
Gains on sales and calls of investment securities	-	-	-	97
Gains on sale of other real estate owned	130	-	130	-
Other income	241	251	514	780
	874	904	2,833	2,806

Non-Interest expense:
Salaries and benefits	3,083	2,447	8,938	7,097
Occupancy	482	360	1,347	1,141
Depreciation	253	214	661	795
Legal	145	188	450	528
Advertising	173	37	361	126
Data processing	138	129	417	326
Taxes, other	176	192	567	512
Other expenses	1,053	1,036	2,925	3,089
	5,503	4,603	15,666	13,614

Income before income taxes	3,698	3,243	11,615	9,441
Provision for income taxes	1,263	1,102	3,982	3,144
Net income	$2,435	$2,141	$7,633	$6,297

Net income per share
Basic	$0.26	$0.23	$0.81	$0.69
Diluted	$0.25	$0.22	$0.79	$0.66

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
Dollars in thousands
(unaudited)
	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,633	$6,297
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,374	1,137
Gain on sale of other real estate owned	(130)	-
Depreciation	661	795
Stock compensation expense	10	-
Gain on call of securities	-	(97)
Amortization of discounts on investment securities	116	222
Increase in value of business owned life insurance	(270)	(248)
Decrease (increase) in accrued interest receivable
and other assets	(333)	1,810
Decrease (increase) in accrued expenses
and other liabilities	4,024	(1,330)
Net cash provided by operating activities	13,085	8,586
Cash flows from investing activities:
Purchase of securities:
Available for sale	(41,066)	(18,912)
Proceeds from principal receipts, calls and maturities of securities:
Held to maturity	54	212
Available for sale	1,662	4,310
Purchase of FHLB stock	-	(2,913)
Proceeds from sale of FHLB stock	225	-
Net increase in loans	(84,774)	(96,345)
Decrease in other interest-earning restricted cash	-	612
Premises and equipment expenditures	(2,841)	(757)
Net cash used in investing activities	(126,740)	(113,793)
Cash flows from financing activities:
Net proceeds from exercise of stock options	680	949
Net increase (decrease) in demand, money market and savings deposits	(13,810)	33,288
Increase of overnight borrowings	21,927	99,723
Repayment of long term borrowings	-	(25,000)
Net increase in time deposits	108,958	41,010
Net cash provided by financing activities	117,755	149,970
Increase in cash and cash equivalents	4,100	44,763
Cash and cash equivalents, beginning of period	106,974	36,703
Cash and cash equivalents, end of period	$111,074	$81,466
Supplemental disclosure:
Interest paid	$16,274	$11,733
Taxes paid	$3,700	$3,600

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
Dollars in thousands
 (unaudited)

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive income, net of reclassification adjustments and taxes	67	-	-	-	-	-	67	67
Net income	7,633	-	-	7,633	-	-	-	7,633
Total comprehensive income	$7,700
Stock based compensation		-	10	-	-	-	-	10
Stock dividend (885,279 shares)		8	12,165	(12,173)				-
Options exercised (114,140 shares)		1	679	-	-	-	-	680

Balance September 30, 2006		$97	$63,057	$11,026	$(1,688)	$(573)	$148	$72,067

	Comprehensive Income/(loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2005		$74	$42,494	$23,867	$(1,541)	$-	$330	$65,224
Total other comprehensive loss, net of reclassification adjustments and taxes	(241)	-	-	-	-	-	(241)	(241)
Net income	6,297	-	-	6,297	-	-	-	6,297
Total comprehensive income	$6,056
Stock dividend (924,022 shares)		9	10,968	(10,977)	-	-	-	-
Options exercised (325,181 shares)		4	945	-	-	-	-	949
First Bank of Delaware spin-off			(5,157)	(6,217)	-	-	(22)	(11,396)
Balance September 30, 2005		$87	$49,250	$12,970	$(1,541)	$-	$67	$60,833

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Organization

Republic First Bancorp, Inc. (“the Company”) spun off its former subsidiary, the First Bank of Delaware, through a pro-rata distribution of one share of the common stock of the First Bank of Delaware (“FBD”) for every share of the Company’s common stock outstanding on January 31, 2005. The Company’s financial statements are presented herein with an effective date of the spin-off as of January 1, 2005. The Company is now a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the greater Philadelphia and south New Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware and Camden counties.

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

At September 30, 2006, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any options granted vest within one to five years and have a maximum term of 10 years.

A summary of the status of the Company’s stock options under the Stock Option Plan as of September 30, 2006 and 2005 and changes during the nine months ended September 30, 2006 and 2005 are presented below:

	For the Nine Months Ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	709,372	$ 5.97	1,018,615	$ 4.68
Granted	11,000	13.35	150,501	11.05
Exercised	(114,140)	(5.96)	(357,699)	(2.50)
Forfeited	(1,807)	(7.41)	(5,985)	(7.07)
Outstanding, end of period	604,425	6.10	805,432	5.39
Options exercisable at period-end	593,425	5.97	654,931	4.09
Weighted average fair value of options granted during the period		$ 5.61		$ 4.47

The fair value of each option granted in 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of 29.03%; risk-free interest rate of 4.83% and an expected life of 7.0 years.

The following table summarizes information about options outstanding under the Stock Option Plan as of September 30, 2006.

	Options outstanding			Options exercisable
Range of Exercise Prices	Number outstanding at September 30, 2006	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.99	103,673	4.3	$ 1.99	103,673	$ 1.99
$2.99 to $3.91	160,591	5.5	3.23	160,591	3.23
$4.14 to $5.08	26,693	4.9	4.39	26,693	4.39
$6.63 to $7.41	157,203	7.3	6.85	157,203	6.85
$10.93 to $13.35	156,265	8.7	11.33	145,265	11.18
	604,425		$ 6.10	593,425	$5.97

During the nine months ended September 30, 2006, $10,000 was recognized in compensation expense for the Stock Option Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2005, the Company vested all previously issued unvested options and the Company has granted 11,000 options during the nine months ended September 30, 2006, compensation expense is recognized on the Stock Option Plan for only the options granted during the nine months ended September 30, 2006.

In accordance with SFAS No. 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with significant assumptions used in the Black-Scholes option valuation model (dollars in thousands,except per share data).

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net Income as reported	$2,141	$6,297
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	-	(496)

Pro-forma net income	$2,141	$5,801

Basic Earnings per Common Share:
As reported	$0.23	$0.69
Pro-forma	$0.23	$0.63

Diluted Earnings per Common Share:
As reported	$0.22	$0.66
Pro-forma	$0.22	$0.60

The pro forma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for those grants: dividend yield of 0%; expected volatility of 22.17%; risk-free interest rate of 4.03% and an expected life of 9.0 years

Note 3: Reclassifications and Restatement for 10% Stock Dividend

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 10% stock dividend paid on May 17, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on its financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on its financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company does not expect this pronouncement to have a significant impact on the determination or reporting of its financial results.

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

Note 7: Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At September 30, 2006, and 2005, respectively, there were no stock options that were not included in the calculation of EPS because the option exercise price is greater than the average market price for the period. The following tables are a comparison of EPS for the three months ended September 30, 2006 and 2005.

Three months ended September 30,
	2006		2005

Net Income	$2,435,000		$2,141,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
For period	9,492,360		9,309,321
Basic EPS		$0.26		$0.23
Add common stock equivalents representing dilutive stock options	256,292		337,901
Effect on basic EPS of dilutive CSE		$(0.01)		$(0.01)
Equals total weighted average	9,748,652		9,647,222
shares and CSE (diluted)
Diluted EPS		$0.25		$0.22

The following tables are a comparison of EPS for the nine months ended September 30, 2006 and 2005.

Nine months ended September 30,	2006	2005

Net Income	$7,633,000		$6,297,000
	Shares	Per Share	Shares	Per Share
Weighted average shares
For period	9,458,242		9,152,400
Basic EPS		$0.81		$0.69
Add common stock equivalents representing dilutive stock options	255,042		424,581
Effect on basic EPS of dilutive CSE		$(.02)		$(.03)
Equals total weighted average
shares and CSE (diluted)	9,713,284		9,576,981
Diluted EPS		$0.79		$0.66

Note 8: Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. The only components of other comprehensive income are those related to the unrealized gains (losses) on available for sale investment securities.

(dollar amounts in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,435	$2,141	$7,633	$6,297

Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period, net of tax benefit and reclassification adjustments	255	(60)	67	(241)
Comprehensive income	$2,690	$2,081	$7,700	$6,056

The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

	September 30,
	2006	2005

Unrealized gains on securities, net of tax	$148	$67

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

Financial Condition:

September 30, 2006 Compared to December 31, 2005

Assets increased $129.5 million to $980.3 million at September 30, 2006, versus $850.9 million at December 31, 2005. This increase reflected a $83.4 million increase in net loans and a $39.3 million increase in investment securities. These increases were funded primarily by increases in deposits of $95.1 million and short-term borrowings of $21.9 million.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $83.4 million, to $753.9 million at September 30, 2006, versus $670.5 million at December 31, 2005. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $11.5 million at September 30, 2006. Individual customers may have several loans that are secured by different collateral.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $76.6 million at September 30, 2006, compared to $37.3 million at year-end 2005. The increase of $39.3 million reflected purchases of long term mortgage backed securities and tax-exempt municipal securities. At September 30, 2006 and December 31, 2005, the portfolio had net unrealized gains of $225,000 and $123,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At September 30, 2006, securities held to maturity totaled $505,000, compared to $559,000 at year-end 2005.

FHLB Stock:

The Company is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At September 30, 2006, FHLB stock totaled $6.1 million, a decrease of $225,000 from $6.3 million at December 31, 2005.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold are all liquid funds. The aggregate amount in these three categories increased by $4.1 million, to $111.1 million at September 30, 2006, from $107.0 million at December 31, 2005, reflecting an $11.6 million increase in federal funds sold partially offset by a $7.2 million decrease in cash and due from banks.

Fixed Assets:

Premises and equipment, net of accumulated depreciation, increased $2.2 million to $5.8 million at September 30, 2006, compared to $3.6 million at December 31, 2005, reflecting 2006 premises and equipment expenditures primarily related to branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $499,000 at September 30, 2006 compared to $137,000 December 31, 2005, reflecting the transfer of two commercial real estate properties from non-accrual loans partially offset by the sale of the one commercial real estate property, carried at $137,000.

Business Owned Life Insurance:

The balance of business owned life insurance amounted to $11.2 million at September 30, 2006 and $10.9 million at December 31, 2005. The income earned on these policies is reflected in other income.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including brokered deposits, are the Company’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Institutional deposits also may be utilized when they represent a lower-cost funding alternative.

Period end deposits increased by $95.1 million to $743.0 million at September 30, 2006, from $647.8 million at December 31, 2005. Average core deposits for the quarter decreased 10.0% or $41.6 million from the prior year third quarter to $375.6 million in the third quarter of 2006. Period end time deposits increased $109.0 million, or 41.0% to $374.9 million at September 30, 2006, versus $265.9 million at the prior year-end.

Short-term Borrowings:

Short-term borrowings, primarily FHLB borrowings, totaled $145.8 million at September 30, 2006 and $123.9 million at December 31, 2005. The balances were comprised wholly of overnight borrowings.

Shareholders’ Equity:

Total shareholders’ equity increased $8.4 million to $72.1 million at September 30, 2006, versus $63.7 million at December 31, 2005. This increase was primarily the result of year-to-date net income of $7.6 million, with the balance of the increase resulting from the exercise of stock options and a minimal increase in accumulated other comprehensive income.

Three Months Ended September 30, 2006 Compared to September 30, 2005
Results of Operations:

Overview

The Company's net income increased to $2.4 million or $0.25 per diluted share for the three months ended September 30, 2006, compared to $2.1 million, or $0.22 per diluted share for the comparable prior year period. The improvement reflected a $4.8 million, or 42.7%, increase in total interest income, primarily due to higher rates and secondarily to a 22.8% increase in average loans outstanding. Interest expense increased $3.7 million, reflecting higher rates, a 15.7% increase in average deposits outstanding and a 53.4% increase in higher cost average other borrowings. Accordingly, net interest income increased $1.1 million between the periods. There was no provision for loan losses in the third quarter of 2006, compared to a $315,000 provision expense in the third quarter of 2005 as a result of recoveries. Non-interest expenses increased $900,000 to $5.5 million compared to $4.6 million in the third quarter of 2005, primarily due to higher salaries and benefits reflecting additional commercial loan production and new branch staff. The return on average assets and average equity of 1.13% and 13.66% respectively, in the third quarter of 2006 compared to 1.19% and 14.24% respectively for the same period in 2005.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the three months ended			For the three months ended
	September 30, 2006			September 30, 2005
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$18,524	$248	5.31%	$20,952	$192	3.64%
Securities	59,736	915	6.13%	48,752	465	3.82%
Loans receivable	742,420	14,868	7.95%	604,531	10,576	6.94%
Total interest-earning assets	820,680	16,031	7.75%	674,235	11,233	6.61%

Other assets	36,593			39,460

Total assets	$857,273			$713,695

Interest-bearing liabilities:
Demand-non interest
bearing	$78,942			$86,015
Demand interest-bearing	54,003	$165	1.21%	45,972	$79	0.68%
Money market & savings	242,621	2,437	3.99%	285,140	1,886	2.62%
Time deposits	285,448	3,476	4.83%	154,399	1,254	3.22%
Total deposits	661,014	6,078	3.65%	571,526	3,219	2.23%
Total interest-bearing
deposits	582,072	6,078	4.19%	485,511	3,219	2.63%

Other borrowings (1)	114,227	1,626	5.65%	74,441	757	4.03%

Total interest-bearing
liabilities	$696,299	$7,704	4.39%	$559,952	$3,976	2.82%
Total deposits and
other borrowings	775,241	7,704	3.94%	645,967	3,976	2.44%

Non interest-bearing
liabilites	11,309			8,022
Shareholders' equity	70,723			59,706
Total liabilities and
shareholders' equity	$857,273			$713,695

Net interest income		$8,327			$7,257
Net interest spread			3.36%			3.79%

Net interest margin			4.03%			4.27%

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

Rate/Volume Table

	Three months ended September 30, 2006
	versus September 30, 2005
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(32)	$88	$56
Securities	170	280	450
Loans	2,761	1,531	4,292
Total interest-earning assets	2,899	1,899	4,798

Interest expense of deposits
Interest-bearing demand deposits	(25)	(61)	(86)
Money market and savings	427	(978)	(551)
Time deposits	(1,596)	(626)	(2,222)
Total deposit interest expense	(1,194)	(1,665)	(2,859)
Other borrowings	(566)	(303)	(869)
Total interest expense	(1,760)	(1,968)	(3,728)
Net interest income	$1,139	$(69)	$1,070

The Company’s net interest margin decreased 24 basis points to 4.03% for the three months ended September 30, 2006, versus a comparable 4.27% in the prior year comparable period, reflecting increased funding costs.

While yields on interest-bearing assets increased 114 basis points to 7.75% in third quarter 2006 from 6.61% in third quarter 2005, the yield on total deposits and other borrowings increased 150 basis points to 3.94% from 2.44% between those respective periods. The increase in yields on assets resulted primarily from the 200 basis points of increases in short-term interest rates between the two quarters. Increases in short-term interest rates increased yields on loans tied to prime, were more than offset by increases in interest paid on deposits, and higher cost borrowed funds, primarily overnight FHLB borrowings.

The Company's net interest income increased $1.1 million, or 14.7%, to $8.3 million for the three months ended September 30, 2006, from $7.3 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates on deposits and borrowed funds. Average interest-earning assets amounted to $820.7 million for third quarter 2006 and $674.2 million for third quarter 2005. Substantially all of the $146.4 million increase resulted from loan growth.

The Company's total interest income increased $4.8 million, or 42.7%, to $16.0 million for the three months ended September 30, 2006, from $11.2 million for the prior year comparable period. Interest and fees on loans increased $4.3 million, or 40.6%, to $14.9 million for the three months ended September 30, 2006, from $10.6 million for the prior year comparable period. The majority of the increase in both loan interest and total interest income resulted from a 22.8% increase in average loan balances. In third quarter 2006, average loan balances amounted to $742.4 million, compared to $604.5 million in the comparable prior year period. The balance of the 40.6% increase in interest on loans resulted primarily from the repricing of the variable rate portfolio to higher short term market interest rates. Interest and dividends on investment securities increased $450,000 to $915,000 for the three months ended September 30, 2006, from $465,000 for the prior year comparable period. This increase reflected rate increases on variable rate securities as well as an $11.0 million, or 22.5%, increase in average securities outstanding to $59.7 million for third quarter 2006 from the comparable prior year period. Interest on federal funds sold and other interest-earning assets increased $56,000, or 29.2%, as increases in short-term market interest rates more than offset the impact of the $2.4 million decrease in average balances to $18.5 million for third quarter 2006 from $21.0 million for the comparable prior year period.

The Company's total interest expense increased $3.7 million, or 93.8%, to $7.7 million for the three months ended September 30, 2006, from $4.0 million for the prior year comparable period. Interest-bearing liabilities averaged $696.3 million for the three months ended September 30, 2006, versus $560.0 million for the prior year comparable period, or an increase of $136.3 million. The increase reflected additional funding primarily for loan growth. The $136.3 million increase reflected average deposit balances which increased $89.5 million and average other borrowings which increased $39.8 million. The average rate paid on interest-bearing liabilities increased 157 basis points to 4.39% for the three months ended September 30, 2006. Interest expense on time deposit balances increased $2.2 million to $3.5 million in third quarter 2006, from $1.3 million in the comparable prior year period. As certificates of deposit (time deposits) mature, they generally reprice at market rates which are in excess of 5%. Money market and savings interest expense increased $551,000 to $2.4 million in third quarter 2006, from $1.9 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment. Rates on total interest-bearing deposits increased 151 basis points in third quarter 2006 compared to third quarter 2005, while short term rates increased approximately 200 basis points between those periods. In addition, higher cost average time deposit balances increased $131.0 million while average money market and savings deposit balances decreased $42.5 million.

Interest expense on other borrowings increased $869,000 to $1.6 million in third quarter 2006, primarily as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $40.0 million, or 53.4%, between those respective periods. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate of other borrowings increased to 5.65% in third quarter 2006, from 4.03% in the comparable prior year period. Interest expense on other borrowings also includes the interest expense of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. There was no provision for loan losses in third quarter 2006 compared to $315,000 in third quarter 2005, as the provision required for portfolio growth was offset by the $154,000 in net recoveries on tax refund loans. The offsetting provision in third quarter 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The comparable third quarter 2005 provision reflected $68,000 in net recoveries on tax refund loans.

Non-Interest Income

Total non-interest income decreased $30,000 to $874,000 for the three months ended September 30, 2006, compared to $904,000 for the prior year comparable period. A decrease of $157,000 in third quarter 2006 related to service fees on deposit accounts was partially offset by a $130,000 gain on the sale of OREO property. The decrease in service charge on deposits resulted from the elimination of currency related services.

Non-Interest Expenses

Total non-interest expenses increased $900,000 or 19.6% to $5.5 million for the three months ended September 30, 2006, from $4.6 million for the prior year comparable period. Salaries and employee benefits increased $636,000 or 26.0%, to $3.1 million for the three months ended September 30, 2006, from $2.4 million for the prior year comparable period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff and two new branches. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $122,000, or 34%, to $482,000 in third quarter 2006, compared to $360,000 in third quarter 2005. Contributing to the increase was the opening of two new branches in 2006.

Depreciation expense increased $39,000 or 18.2% to $253,000 for the three months ended September 30, 2006, versus $214,000 for the prior year comparable period, reflecting the impact of the new branches.

Legal fees decreased $43,000, or 22.9%, to $145,000 in third quarter 2006, compared to $188,000 in third quarter 2005.

Advertising expense increased $136,000, or 367.6%, to $173,000 in third quarter 2006, compared to $37,000 in third quarter 2005. The increase was primarily due to higher levels of print and direct mail advertising including advertising related to the new branches and deposit promotions.

Data processing expense increased $9,000, or 7.0%, to $138,000 in third quarter 2006, compared to $129,000 in third quarter 2005.

Taxes, other than income decreased $16,000, or 8.3%, to $176,000 for the three months ended September 30, 2006, versus $192,000 for the comparable prior year period.

Other expenses increased $17,000, or 1.6% to $1.1 million for the three months ended September 30, 2006, from $1.0 million for the prior year comparable period. The increase reflected higher levels of professional fees, training and development expenses, and various loan related expenses which totaled $111,000. These expenses were offset by a decrease of $106,000 in internal auditing expense which reflected reduction in Sarbanes Oxley expenditures.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $161,000, to $1.3 million for the three months ended September 30, 2006, from $1.1 million for the prior year comparable period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were comparable at 35% and 34% respectively.

Nine Months Ended September 30, 2006 Compared to September 30, 2005

Results of Operations:

Overview

The Company's net income increased to $7.6 million or $0.79 per diluted share for the nine months ended September 30, 2006, compared to $6.3 million, or $0.66 per diluted share for the comparable prior year period. The improvement reflected a $13.1 million, or 40.2%, increase in total interest income, due primarily to higher rates and secondarily to a 22.6% increase in average loans outstanding. Total interest expense increased $8.7 million, also reflecting higher rates and a 13.7% increase in average deposits outstanding. Accordingly, net interest income increased $4.4 million between the periods. The provision for loan losses in the first nine months of 2006 increased to $1.4 million, compared to $1.1 million provision expense in the first nine months of 2005, reflecting the impact of $287,000 of commercial and construction loan recoveries in 2005. Non-interest income remained constant at $2.8 million in the first nine months of 2006, compared to the first nine months of 2005. Non-interest expense increased $2.1 million to $15.6 million compared to $13.6 million in the first nine months of 2005, due primarily to higher salaries and benefits. The return on average assets and average equity of 1.24% and 15.01% respectively, in the first nine months of 2006 compared to 1.18% and 14.71% respectively for the same period in 2005.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.

	For the nine months ended			For the nine months ended
	September 30, 2006			September 30, 2005
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$25,039	$900	4.81%	$41,885	$863	2.75%
Securities	48,300	1,991	5.50%	47,526	1,350	3.79%
Loans receivable	714,695	42,773	8.00%	583,033	30,347	6.96%
Total interest-earning assets	788,034	45,664	7.75%	672,444	32,560	6.47%

Other assets	36,940			41,205

Total assets	$824,974			$713,649

Interest-bearing liabilities:
Demand-non interest
bearing	$83,231			$88,046
Demand interest-bearing	54,270	$379	0.93%	48,898	$236	0.65%
Money market & savings	236,160	6,381	3.61%	242,284	4,457	2.46%
Time deposits	286,542	9,521	4.44%	201,570	4,542	3.01%
Total deposits	660,203	16,281	3.30%	580,798	9,235	2.13%
Total interest-bearing
deposits	576,972	16,281	3.77%	492,752	9,235	2.51%

Other borrowings (1)	86,603	3,561	5.50%	67,353	1,939	3.85%

Total interest-bearing
liabilities	$663,575	$19,842	4.00%	$560,105	$11,174	2.67%
Total deposits and
other borrowings	746,806	19,842	3.55%	648,151	11,174	2.30%

Non interest-bearing
liabilites	10,194			8,211
Shareholders' equity	67,974			57,287
Total liabilities and
shareholders' equity	$824,974			$713,649

Net interest income		$25,822			$21,386
Net interest spread			3.75%			3.80%

Net interest margin			4.38%			4.25%
Net interest margin not including
tax refund loans			4.15%			3.92%

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

Rate/Volume Table

	Nine months ended September 30, 2006
	versus September 30, 2005
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	($607)	$644	$37
Securities	32	609	641
Loans	7,880	4,546	12,426
Total interest-earning assets	7,305	5,799	13,104

Interest expense of
Deposits
Interest-bearing demand deposits	(38)	(105)	(143)
Money market and savings	165	(2,089)	(1,924)
Time deposits	(2,823)	(2,156)	(4,979)
Total deposit interest expense	(2,696)	(4,350)	(7,046)
Other borrowings	(792)	(830)	(1,622)
Total interest expense	(3,488)	(5,180)	(8,668)
Net interest income	$3,817	$619	$4,436

The Company’s net interest margin increased 13 basis points to 4.38% for the nine months ended September 30, 2006, versus 4.25% in the prior year comparable period as funding costs lagged increases in prime based loans. Excluding the impact of tax refund loans, which are substantially all a first quarter event, the net interest margin was 4.15% in the first nine months of 2006 and 3.92% in the prior year comparable period.

While yields on interest-bearing assets increased 128 basis points to 7.75% in the first nine months of 2006 from 6.47% in the comparable prior year period, the yields on total deposits and other borrowings increased 125 basis points to 3.55% from 2.30% between those respective periods. The increase in yields on assets resulted primarily from the 300 basis point increase in short-term interest rates between the two periods.

The Company's net interest income increased $4.4 million, or 20.7%, to $25.8 million for the nine months ended September 30, 2006, from $21.4 million for comparable prior year period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates which lagged the general increase in short-term market rates. Average interest-earning assets amounted to $788.0 million for the nine months ended September 30, 2006 and $672.4 million for the comparable prior year period. Substantially all of the $115.6 million increase resulted from loan growth.

The Company's total interest income increased $13.1 million, or 40.2%, to $45.7 million for the nine months ended September 30, 2006, from $32.6 million for the comparable prior year period. Interest and fees on loans increased $12.4 million, or 40.9% to $42.8 million for the nine months ended September 30, 2006, from $30.3 million for the comparable prior year period. The majority of the increase in both commercial loan interest and total interest income resulted from a 22.6% increase in average loan balances. For the nine months ended September 30, 2006, average loan balances amounted to $714.7 million, compared to $583.0 million in the comparable prior year period. The balance of the 40.9% increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Interest and dividends on investment securities increased $641,000 to $2.0 million for the nine months ended September 30, 2006, from $1.4 million for the comparable prior year period. This increase reflected rate increases on variable rate securities as well as a slight increase in average securities outstanding to $48.3 million for the first nine months of 2006 from the comparable prior year period. Interest on federal funds sold and other interest-earning assets increased $37,000, or 4.3%, as increases in short-term market interest rates more than offset by the $16.8 million decrease in average balances to $25.0 million for the nine months ended September 30, 2006 from $41.9 million for the comparable prior year period.

The Company's total interest expense increased $8.7 million, or 77.6%, to $19.8 million for the nine months ended September 30, 2006, from $11.2 million for the comparable prior year period. Interest-bearing liabilities averaged $663.6 million for the nine months ended September 30, 2006, versus $560.1 million for the comparable prior year period, or an increase of $103.5 million. The increase reflected additional funding for loan growth. Average interest bearing deposit balances increased $84.2 million while average other borrowings increased $19.3 million. The average rate paid on interest-bearing liabilities increased 133 basis points to 4.00% for the nine months ended September 30, 2006. Interest expense on time deposit balances increased $5.0 million to $9.5 million for the nine months ended September 30, 2006, from $4.5 million in the comparable prior year period. As certificates of deposit (time deposits) mature, they generally reprice at market rates which are in excess of 5%. Money market and savings interest expense increased $1.9 million to $6.4 million for the nine months ended September 30, 2006, from $4.5 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment, which while increased, lagged the general increase in short-term market rates. Accordingly, rates on total interest-bearing deposits increased 126 basis points for the nine months ended September 30, 2006 compared to the comparable prior year period, while short term rates increased approximately 300 basis points between those periods.

Interest expense on other borrowings increased $1.6 million to $3.6 for the nine months ended September 30, 2006, primarily as a result of higher short term rates. Average other borrowings, primarily overnight FHLB borrowings, increased $19.3 million, or 28.6%, between those respective periods. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate on other borrowings increased to 5.50% for the nine months ended September 30, 2006, from 3.85% in the comparable prior year period. Interest expense on other borrowings also includes the interest expense of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.4 million for the nine months ended in September 30, 2006 compared to $1.1 million for the comparable prior year period. The nine month 2006 provision reflected $648,000 for net losses on tax refund loans, which were more than offset by $1.6 million in related revenues. The remaining provision for the nine months ended September 30, 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology and the comparable nine months 2005 provision reflected $690,000 for losses on tax refund loans, which were more than offset by $1.2 million in related revenues. In addition, the nine months 2005 provision was reduced as a result of an approximate $252,000 recovery on a commercial loan, which had been charged off in the prior year. That recovery resulted in a reserve balance which exceeded that determined by the Company’s methodology, and the quarterly provision was reduced accordingly.

Non-Interest Income

Total non-interest income increased $27,000 to $2.8 million for the nine months ended September 30, 2006, from $2.8 million for the comparable prior year period. An increase of $545,000 related to loan advisory and servicing fees and a $130,000 gain on the sale of an OREO property were offset by a one-time $251,000 award in a lawsuit recorded in other income in 2005, a decrease of $285,000 in service fees on deposit accounts in 2006, and a $97,000 gain on call of security recorded in 2005. The decrease in service charges on deposits resulted from the elimination of currency related services.

Non-Interest Expenses

Total non-interest expenses increased $2.1 million or 15.1% to $15.7 million for the nine months ended September 30, 2006, from $13.6 million for the comparable prior year period. Salaries and employee benefits increased $1.8 million or 25.9%, to $8.9 million for the nine months ended September 30, 2006, from $7.1 million for the comparable prior year period. That increase reflected additional salary expense related to commercial loan and deposit production including related support staff and two new branches. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $206,000, or 18.1%, to $1.3 million for the first nine months of 2006, compared to $1.1 million for the comparable prior year period. The increase reflected the opening of two new branches in 2006 as well as higher repairs, maintenance, and utilities expense.

Depreciation expense decreased $134,000 or 16.9% to $661,000 for the first nine months ended September 30, 2006, versus $795,000 for the comparable prior year period. The decrease was primarily due to the write-off of assets in 2005 that were determined to have shorter lives than originally expected.

Legal fees decreased $78,000, or 14.8%, to $450,000 for the first nine months of 2006, compared to $528,000 for the comparable prior year period.

Advertising expense increased $235,000, or 186.5%, to $361,000 for the first nine months of 2006, compared to $126,000 in the comparable prior year period. The increase was primarily due to higher levels of TV, radio, print, and direct mail advertising including advertising related to two new branches and deposit promotions.

Data processing expense increased $91,000, or 27.9%, to $417,000 for the first nine months of 2006, compared to $326,000 for the comparable prior year period.

Taxes, other than income increased $55,000 or 10.7% to $567,000 for the nine months ended September 30, 2006 versus $512,000 for the comparable prior year period. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital. The full amount of the increase resulted from increased capital.

Other expenses decreased $164,000, or 5.3% to $2.9 million for the nine months ended September 30, 2006, from $3.1 million for the comparable prior year period. Internal audit expense decreased $190,000 reflecting reduced expense for Sarbanes Oxley compliance.

Provision for Income Taxes

The provision for income taxes increased $838,000, to $4.0 million for the nine months ended September 30, 2006, from $3.1 million for the comparable prior year period. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were 34% and 33% respectively. The increase in effective rate reflected the impact of a fixed amount of BOLI tax exempt income compared to increased taxable income increase.

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

At September 30, 2006, the Company maintains a Stock Option Plan under which the Company grants options to its employees and directors. See Note 2 in the Notes to Consolidated Financial Statements herein for a further description of this plan.

During the three and nine months ended September 30, 2006, $5,000 and $10,000 respectively, was recognized in compensation expense for the Stock Option Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2005, the Company vested all previously issued unvested options, accordingly there is no compensation expense to be recognized on the Stock Option Plan during the nine months ended September 30, 2006 on options granted prior to January 1, 2006.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $203.4 million and $203.0 million and standby letters of credit of approximately $8.0 million and $5.8 million at September 30, 2006, and December 31, 2005, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at September 30, 2006, and December 31, 2005:

	Actual		For Capital Adequacy Purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At September 30, 2006
Total risk based capital
Republic	$84,491	11.47%	$58,927	8.00%	$73,658	10.00%
Company	85,854	11.64%	$59,016	8.00%	-	N/A
Tier one risk based capital
Republic	76,557	10.39%	29,463	4.00%	44,195	6.00%
Company	77,920	10.56%	29,508	4.00%	-	N/A
Tier one leveraged capital
Republic	76,557	8.94%	42,815	5.00%	42,815	5.00%
Company	77,920	9.09%	42,864	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005
Total risk based capital
Republic	$76,537	11.71%	$52,234	8.00%	$65,292	10.00%
Company	77,213	11.81%	52,299	8.00%	-	N/A
Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company	69,596	10.65%	26,149	4.00%	-	N/A
Tier one leveraged capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company	69,596	8.89%	39,152	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $111.1 million at September 30, 2006, compared to $107.0 million at December 31, 2005, due primarily to an increase in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At September 30, 2006, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the three month period that will end December 31, 2006. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At September 30, 2006 Republic had $111.7 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $84.8 million at December 31, 2005. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At September 30, 2006, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $211.5 million. Certificates of deposit scheduled to mature in one year amount to $296.9 million at September 30, 2006. There were no FHLB advances outstanding at September 30, 2006, and short-term borrowings of $145.8 million consisted of $125.8 million in overnight FHLB borrowings and $20.0 million in federal funds purchased. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million and was unused at September 30, 2006. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $222.5 million. As of September 30, 2006, Republic had borrowed $125.8 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

At September 30, 2006, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $76.4 million and $76.6 million as of September 30, 2006, respectively. The net unrealized gain on investment securities available for sale as of that date was approximately $225,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $11.5 million at September 30, 2006. Individual customers may have several loans often secured by different collateral.

Net loans increased $83.4 million, to $753.9 million at September 30, 2006, from $670.5 million at December 31, 2005. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of September 30, 2006		As of December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$511,164	67.1%	$446,383	65.8%
Construction and land development	170,969	22.4	141,461	20.9
Non real estate secured	45,718	6.0	49,515	7.3
Unsecured	6,929	0.9	10,620	1.6
	734,780	96.4	647,979	95.6

Residential real estate	6,567	0.9	7,057	1.0
Consumer, short-term & other	20,456	2.7	23,050	3.4
Total loans	761,803	100.0%	678,086	100.0%

Less allowance for loan losses	(7,934)		(7,617)

Net loans	$753,869		$670,469

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	September 30, 2006	December 31, 2005
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	9,972	3,423
Total non-performing loans (1)	9,972	3,423
Other real estate owned	499	137
Total non-performing assets (2)	$10,471	$3,560

Non-performing loans as a percentage of total loans net of unearned
Income	1.31%	0.50%
Non-performing assets as a percentage of total assets	1.07%	0.42%

(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2) Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans increased $6.5 million, to $10.0 million at September 30, 2006, from $3.4 million at December 31, 2005. That increase reflected the addition to non-accrual loans, of loans to five borrowers in third quarter 2006 totaling $7.2 million. Of the $7.2 million, a loan to one borrower in the amount of $2.0 million was paid in full and loans to another borrower totaling $2.4 million were returned to accrual status, both of which occurred in October 2006. Partially offsetting the increase in non-accrual was the transfer of $457,000 of one loan in second quarter 2006 to other real estate owned with $167,000 of that loan concurrently charged off.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2006, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $10.0 million at September 30, 2006, and $3.4 million at December 31, 2005, and the amount of related valuation allowances was $1.6 million on both of the respective dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At September 30, 2006, compared to December 31, 2005, internally classified substandard loans had increased to $1.1 million from $710,000; while doubtful loans decreased by $241,000 to approximately $1.9 million from $2.2 million. There were no loans classified as loss at those dates. The $370,000 increase in substandard loans reflected the addition of non-accrual loans to a single customer totaling $301,000 and the transfer of a $241,000 non-accrual loan from special mention status. The $241,000 decrease in doubtful loans reflected the addition of non-accrual loan totaling $668,000 which was more that offset by the aforementioned transfer of $457,000 to other real estate owned with $167,000 of that loan concurrently charged off, a transfer of $42,000 to other real estate owned with $7,000 of the loan concurrently charged off and two loans totaling $191,000 that paid off in 2006.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $2.2 million at September 30, 2006 and $441,000 at December 31, 2005; and (ii) 60 to 89 days past due, at September 30, 2006 and December 31, 2005, in the aggregate principal amount of $114,000 and $62,000, respectively. The increase in the loans delinquent 30 to 59 days reflects $1.8 million in delinquent loans which are still accruing interest.

Other Real Estate Owned:
The balance of other real estate owned increased $362,000 to $499,000 at September 30, 2006, from $137,000 at December 31, 2005. One loan in the amount of $457,000 was transferred from non-accrual status to other real estate owned in second quarter 2006 and another loan in the amount of $42,000 was transferred from non-accrual status to other real estate owned in the third quarter 2006 which was partially offset by the sale of an OREO property valued at $137,000.

At September 30, 2006, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the nine months ended September 30, 2006, and 2005, and the twelve months ended December 31, 2005 is as follows:

	For the nine months ended	For the twelve months ended	For the nine months ended
(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Balance at beginning of period	$ 7,617	$6,684	$ 6,684
Charge-offs:
Commercial and construction	445	29	1
Tax refund loans	1,286	1,113	1,113
Consumer	-	21	21
Total charge-offs	1,731	1,163	1,135
Recoveries:
Commercial and construction	35	287	287
Tax refund loans	639	617	423
Consumer	-	6	5
Total recoveries	674	910	715
Net charge-offs	1,057	253	420
Provision for loan losses	1,374	1,186	1,137
Balance at end of period	$7,934	$7,617	$7,401
Average loans outstanding (1)	$714,695	$602,031	$583,033
As a percent of average loans (1):
Net charge-offs (annualized)	0.20%	0.04%	0.10%
Provision for loan losses (annualized)	0.26%	0.20%	0.26%
Allowance for loan losses	1.11%	1.27%	1.27%
Allowance for loan losses to:
Total loans, net of unearned income at perod end	1.04%	1.12%	1.15%
Total non-performing loans at period end	79.56%	222.52%	257.69%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at September 30, 2006. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2006, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $734.8 million, $6.6 million and $20.4 million.

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

(b)  Changes in internal controls.

 There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2006