Form 10-K
period 2006-12-31
REPUBLIC FIRST BANCORP INC
filed 2007-03-14
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT")

For the fiscal year ended December 31, 2006

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
YES   ____ NO __X_
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
YES   _ NO __X__
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
Large accelerated filer ___   Accelerated filer __X__    Non-accelerated filer ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   _ NO __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006. The aggregate market value of $105,227,440 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on June 30, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock $0.01 Par Value	9,747,312
Title of Class	Number of Shares Outstanding as of March 2, 2007

Documents incorporated by reference
Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

REPUBLIC FIRST BANCORP, INC.

Form 10-K
_____________________

PART I

Item 1: Description of Business

The Company’s website address is rfbkonline.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains forward-looking statements, which can be identified by reference to a future period or periods or by the use of words such as “would be,” “could be,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or the negative thereof. These forward-looking statements include:

•	statements of goals, intentions and expectations;
•	statements regarding prospects and business strategy;
•	statements regarding asset quality and market risk; and
•	estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments and (9) other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future. Factors which could have a material adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this form 10-K.

Republic First Bancorp, Inc.

Republic First Bancorp, Inc. (the “Company”), was established in 1987. At December 31, 2004, the Company was a two-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. Its wholly-owned subsidiaries, Republic First Bank (“Republic”) and First Bank of Delaware (“FBD”), offered a variety of credit and depository banking services. Such services were offered to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their ten offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware, but also through the national consumer loan products offered by the First Bank of Delaware.

The First Bank of Delaware was spun off by the Company, on January 31, 2005. All assets, liabilities and equity of FBD were spun off as an independent company, trading on the OTC market under FBOD. Shareholders received one share of stock in FBD, for every share owned of the Company. After that date, the Company became a one bank holding company.

As of December 31, 2006, the Company had total assets of approximately $1.0 billion, total shareholder’s equity of approximately $74.7 million, total deposits of approximately $754.8 million and net loans receivable outstanding of approximately $784.0 million. The majority of such loans were made for commercial purposes.

The Company provides banking services through Republic and does not presently engage in any activities other than banking activities. The principal executive office of the Company is located at 1608 Walnut Street, Suite 1000, Philadelphia, PA 19103, telephone number (215) 735-4422.

At December 31, 2006 the Company and Republic had a total of 147 full-time equivalent employees.

Republic First Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The deposits held by Republic are insured up to applicable limits by the Bank Insurance Fund of the FDIC. Republic presently conducts its principal banking activities through its six Philadelphia offices and five suburban offices in Ardmore, East Norriton and Abington, located in Montgomery County, Media, located in Delaware County, and Voorhees, located in southern New Jersey.

As of December 31, 2006, Republic had total assets of approximately $1.0 billion, total shareholder’s equity of approximately $80.5 million, total deposits of approximately $754.9 million and net loans receivable of approximately $784.0 million. The majority of such loans were made for commercial purposes.

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

Republic also maintains an investment securities portfolio. Investment securities are purchased by Republic in compliance with Republic’s Investment Policies, which are approved annually by Republic’s Board of Directors. The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations. At December 31, 2006 and 2005, approximately 71% and 62%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities. Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively. The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

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

Competition

There is substantial competition among financial institutions in Republic’s business banking service area. Competitors include but are not restricted to the following banks: Wachovia, Citizens, PNC, Sovereign, Commerce, Royal Bank of Pennsylvania, and the Bancorp Bank. Republic competes with new and established local commercial banks, as well as numerous regionally based and super-regional commercial banks. In addition to competing with new and established commercial banking institutions for both deposits and loan customers, Republic competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits. It is the view of Management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

Many of the banks with which Republic competes have greater financial resources than Republic and offer a wider range of deposit and lending instruments with higher legal lending limits. Republic’s legal lending limit was approximately $13.3 million at December 31, 2006. Loans above these amounts may be made if the excess over the lending limit is participated to other institutions. After the spin off, Republic and FBD have continued to sell each other such participations. Republic is subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several new banks with business strategies similar to those of Republic have opened since Republic’s inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in Republic’s market. Republic competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. Republic anticipates a continued increase in competition in their market area.

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

Products and Services

Republic offers a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.3 million. Individual customers may have several loans, often secured by different collateral, which are in total subject to that lending limit. Relationships in excess of $8.8 million at December 31, 2006, amounted to $291.9 million. The $8.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

Republic attempts to offer a high level of personalized service to both their commercial and consumer customers. Republic is a member of the STAR™ and PLUS™ automated teller (“ATM”) networks in order to provide customers with access to ATMs worldwide. Republic currently has eleven proprietary ATMs at branch locations and two additional ATMs at a location in Southern New Jersey.

Republic’s lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of Republic’s outstanding loans, representing approximately 96% of total loans outstanding at December 31, 2006. Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community. Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio. Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing. Republic makes both fixed and variable rate loans with terms ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

A branch was opened by Republic in Northeast Philadelphia in second quarter 2006. A second branch was opened in Voorhees, New Jersey in third quarter 2006. Two additional branches are planned for 2007 at locations to be determined. A branch is planned for 2007 in Bala Cynwyd, Pennsylvania to replace the 4190 City Line Avenue, Philadelphia location in second quarter 2007. Additional locations may also be pursued.

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

In addition, the GLB Act provided significant new protections for the privacy of customer information. These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC. The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer. The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to “opt out” of disclosures to non-

affiliated parties; (3) not disclose any information to third party marketers; and (4) follow regulatory standards (to be adopted in the future) to protect the security and confidentiality of customer information.

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

In addition, Section 404 of SOX required that by each year end, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting;

2.	We must present an assessment, at each year end, of the effectiveness of the internal control structure and procedure for our financial reporting; and

3.
We must have our auditors attest to, and report on, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.

We had taken necessary steps with respect to achieving compliance and have updated our assessment and reporting on internal controls through the end of 2006.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $51.2 million of dividends payable plus an additional amount equal to its net profit for 2007, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”. The Company may consider dividend payments in 2007.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks, which may vary. Adherence to such standards further limits the ability of Republic to pay dividends to the Company.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2007.

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

Republic is not considered to be a “well known seasoned issuer.”

Item 1A: Risk Factors

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the following are some of the important factors that could materially and adversely affect our business, financial condition and results of operations.

Our earnings are sensitive to fluctuations in interest rates.

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

Our earnings may be negatively impacted by a general economic downturn or changes in the credit risk of our borrowers.

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

Our allowance for loan losses may not be sufficient to absorb actual loan losses.

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

We face increasing competition in our market from other banks and financial institutions.

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

Our governing documents contain provisions which may reduce the likelihood of a change in control transaction.

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

In addition, in the event of certain hostile fundamental changes, all of our senior officers are entitled to receive payments equal to two times such officers’ base annual salary in the event they determine not to continue their employment.

Government regulation restricts the scope of our operations.

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

Our business is concentrated in and dependent upon the continued growth and welfare of our primary market area.

We operate primarily in the Philadelphia geographic market. Our success depends upon the business activity, population, income levels, deposits and real estate activity in this market. Although our customers’ business and financial interests may extend well beyond this market area, adverse economic conditions that affect our home market could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

 As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business we may also engage in de novo bank formations. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand in our market. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price shareholders paid for them.

Although our common shares are listed for trading on the NASDAQ Stock Market, the trading in our common shares has less liquidity than many other companies quoted on the NASDAQ. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Description of Properties

Republic leases approximately 34,686 square feet on the second, fourth, tenth and eleventh floors of 1608 Walnut Street, Philadelphia, Pennsylvania, as its headquarter facilities. The space is occupied by the Company and the executive offices of Republic. Back office operations of Republic and commercial bank lending of Republic are located therein. Future staffing needs have required Republic to secure additional space as described below. The current term of the lease on its headquarter facilities expires on July 31, 2007 with rent expense for the seven month period of $271,129, payable in monthly installments. In addition to the base rent and building operation expenses, the Company is required to pay its proportional share of all real estate taxes, assessments, and sewer costs, water charges, excess levies, and license and permit fees under its lease and to maintain insurance on the premises.

Republic has entered into a lease agreement, commencing June 1, 2007, for approximately 53,275 square feet on two floors of Two Liberty Place, 1601 Chestnut St., Philadelphia, Pennsylvania, as its new headquarter facilities. The space will be occupied by the Company, the executive offices of Republic and FBD which will assume its proportionate share of related costs. Back office operations of Republic and commercial bank lending of Republic will also be located therein. The initial thirteen year, seven month lease term contains two five year renewal options and the initial lease term will expire on December 31, 2020. Annual rent expense commences at $755,972 less the following abatement periods: (1) the first twenty-eight months for 5,815 square feet of space and (2) the following periods for the remaining rentable area: (a) the first six months of the first lease year, (b) the first four months of the second lease year, and (c) the first four months of the third lease year.

Republic leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia. This space contains a banking area and vault and represents Republic’s main office. The initial ten year term of the lease expired March 2003 and contains five-year and ten-year renewal options that have been exercised and also contains an additional five-year option. The annual rent for such location is $98,767 payable in monthly installments.

Republic leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA. This space contains a banking area and vault. The initial ten-year term of the lease expired August 2006. The lease has been extended to August 2014 and contains an additional five-year renewal option. The annual rent for such location is $126,399, payable in monthly installments.

Republic leases approximately 785 square feet in the lower level of Pepper Pavilion at Graduate Hospital, 19th and Lombard Streets, Philadelphia, Pennsylvania. The space contains a banking area, lobby, office, and vault. The current lease has an initial five year term and a one year renewal option which expires June 2007 as well as an additional one-year option. The annual rental at such location is $25,905 payable in monthly installments.

Republic leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA. The space contains a banking area and business development office. The initial ten-year term of the lease expired in August 2005, and contains a five year renewal option that has been exercised and also contains an additional five-year option. The annual rental at such location is $57,225, payable in monthly installments.

Republic leases approximately 2,466 square foot of space at 4190 City Line Avenue, Philadelphia, Pennsylvania. The space contains a retail banking facility. The initial ten-year term of the lease expires June 2007. The rent for the six month period for such location is $30,825, payable in monthly installments.

Republic has entered into a lease agreement, commencing May 1, 2007, for approximately 1,574 square feet for its Bala Cynwyd office at Two Bala Plaza, Bala Cynwyd, Pennsylvania. The space contains a banking area. The initial six-year, four month lease term contains two five-year renewal options and the initial lease term will expire on August 31, 2013. Annual rent commences at $40,662 less two months rent in the first year.

Republic leases approximately 4,200 square foot building at 75 East Germantown Avenue, East Norriton, Pennsylvania. The space contains a banking area and business development office. The initial ten-year term contains two five- year renewal options and the initial lease term expires in May 2007. The annual rent for such location is $66,000, payable in monthly installments.

Republic owns an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania. This space contains a banking area and a business development office.

Republic leases approximately 1,822 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expires in August 2008 and contains two five-year renewal options. The annual rent for such location is $71,058, payable in monthly installments.

Republic leases approximately 4,700 square feet of space on the first, second, and third floor, at 436 East Baltimore Avenue, Media, Pennsylvania. The space contains a banking area and business development office. The initial five-year term of the lease expires October 2009 with four five-year renewal options. The annual rent is $71,529 payable in monthly installments.

Republic leases office space at the Atrium Executive Suites in Mt. Laurel, New Jersey. The space contains a business development office. The one-year term of the lease expires December 2007. The annual rent is $35,280 payable in monthly installments.

Republic leases an approximately 6,000 square feet facility for its Northeast Philadelphia office at Mayfair and Cottman Avenues, Philadelphia, Pennsylvania. The space contains a banking area and a business development office. The initial fifteen-year term of the lease expires June 2021 with two five-year renewal options. The annual rent is $96,000 payable in monthly installments.

Republic leases an approximately 1,850 square feet facility for its Voorhees office at 342 Burnt Mill Road, Voorhees, New Jersey. The space contains a banking area. The initial fifteen-year term of the lease expires May 2021 with two five-year renewal options. The annual rent is $42,600 payable in monthly installments.

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

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Common Stock are quoted on Nasdaq under the symbol “FRBK.” The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated. Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. As of December 31, 2006, there were approximately 2,247 holders of record of the Common Stock. On March 2, 2007, the closing price of a share of Common Stock on Nasdaq was $12.30. 2005 information has been restated for a 10% stock dividend declared during 2006.

Year	Quarter	High	Low
2006	4th	$13.61	$12.50
	3rd	13.78	12.50
	2nd	14.24	13.09
	1st	13.52	11.60

2005	4th	$12.01	$10.09
	3rd	12.50	11.09
	2nd	12.73	10.75
	1st	13.48	10.75

Common Stock Performance

The following line graph compares the yearly percentage change in the cumulative stockholder return on the Company’s common stock to the NASDAQ Market Index and the SNL Bank Index over the five-year period beginning December 31, 2001, and ending December 31, 2006. Cumulative stockholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Republic First Bancorp, Inc.	100.00	131.60	246.76	340.69	424.41	459.73
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the quarter ended December 31, 2006.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2007. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and Republic, applicable government regulations and policies and other factors deemed relevant by the Company’s Board of Directors, including the amount of cash dividends payable to the Company by Republic. The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from Republic. Various federal and state laws, regulations and policies limit the ability of Republic to pay cash dividends to the Company. For certain limitations on Republic’s ability to pay cash dividends to the Company, see “Description of Business - Supervision and Regulation”.

Item 6: Selected Financial Data

	As of or for the Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

INCOME STATEMENT DATA (1):
Total interest income	$62,745	$45,381	$33,599	$37,742	$39,782
Total interest expense	28,679	16,223	14,748	16,196	19,367
Net interest income	34,066	29,158	18,851	21,546	20,415
Provision for loan losses	1,364	1,186	(314)	5,827	5,043
Non-interest income	3,640	3,614	4,466	2,853	2,496
Non-interest expenses	21,017	18,207	15,346	14,614	15,776
Income from continuing operations before income taxes	15,325	13,379	8,285	3,958	2,092
Provision for income taxes	5,207	4,486	2,694	1,267	691
Income from continuing operations	10,118	8,893	5,591	2,691	1,401
Income from discontinued operations	-	-	5,060	3,440	1,262
Income tax on discontinued operations	-	-	1,711	1,217	463
Net income	$10,118	$8,893	$8,940	$4,914	$2,200

PER SHARE DATA (1) (2)
Basic earnings per share
Income from continuing operations	$1.07	$0.97	$0.63	$0.31	$0.16
Income from discontinued operations	-	-	0.38	0.25	0.10
Net income	$1.07	$0.97	$1.01	$0.56	$0.26

Diluted earnings per share
Income from continuing operations	$1.04	$0.93	$0.60	$0.29	$0.16
Income from discontinued operations	-	-	0.36	0.25	0.09
Net income	$1.04	$0.93	$0.96	$0.54	$0.25

Book value per share	$7.87	$6.79	$6.04	$5.47	$5.38

BALANCE SHEET DATA (1)
Total assets (3)	$1,008,824	$850,855	$720,412	$654,792	$647,692
Total loans, net (4)	784,002	670,469	543,005	452,491	428,417
Total investment securities (5)	109,176	44,161	49,160	68,094	93,842
Total deposits	754,773	647,843	510,684	425,497	423,727
FHLB & overnight advances	159,723	123,867	86,090	132,742	125,000
Subordinated debt	6,186	6,186	6,186	6,000	6,000
Total shareholders’ equity (3)	74,734	63,677	65,224	56,376	51,276

PERFORMANCE RATIOS (1)
Return on average assets on continuing operations	1.19%	1.22%	0.87%	0.45%	0.23%
Return on average shareholders’ equity on continuing operations	14.59%	15.22%	10.93%	5.77%	3.21%
Net interest margin	4.20%	4.23%	3.15%	3.78%	3.47%
Total non-interest expenses as a percentage of average assets (6)	2.48%	2.49%	2.39%	2.42%	2.57%

ASSET QUALITY RATIOS (1)
Allowance for loan losses as a percentage of loans (4)	1.02%	1.12%	1.22%	1.59%	1.40%
Allowance for loan losses as a percentage of non-performing loans	116.51%	222.52%	137.70%	90.91%	88.65%
Non-performing loans as a percentage of total loans (4)	0.87%	0.50%	0.88%	1.75%	1.58%
Non-performing assets as a percentage of total assets	0.74%	0.42%	0.75%	1.33%	1.30%
Net charge-offs as a percentage of average loans, net (4)	0.13%	0.04%	0.07%	1.04%	0.91%

LIQUIDITY AND CAPITAL RATIOS (1)
Average equity to average assets	8.17%	7.99%	7.98%	7.73%	7.09%
Leverage ratio	8.75%	8.89%	9.53%	9.07%	8.19%
Tier 1 capital to risk-weighted assets	10.53%	10.65%	11.20%	11.70%	12.68%
Total capital to risk-weighted assets	11.59%	11.81%	12.45%	12.96%	13.93%

(1)	Reflects the spin off of First Bank of Delaware, presented as discontinued operations for years prior to 2005.
(2)	Restated for 10% stock dividend declared in May 2006
(3)	Years prior to 2005 include First Bank of Delaware
(4)	Includes loans held for sale
(5)	Includes restricted stock
(6)	Excluding other real estate owned expenses of $1.5 million in 2002.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may”, “believes”, “expect”, “estimate”, “project”, “anticipate”, “should”, “would”, “intend”, “probability”, “risk”, “target”, “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Quarterly Reports on Form 10-Q filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2006.

Critical Accounting Policies, Judgments and Estimates

Discontinued Operations - In accordance with SFAS No. 144, the Company has presented the operations of First Bank of Delaware as discontinued operations starting with the first quarter 2005. On January 31, 2005 the First Bank of Delaware was spun off, effective January 1, 2005. All assets, liabilities and equity of First Bank of Delaware were spun off as an independent company, trading on the OTC market under the stock symbol “FBOD”. Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company. The short-term loan and tax refund lines of business were accordingly transferred after that date. Republic continued to purchase tax refund anticipation loans from the First Bank of Delaware through 2006. However, First Bank of Delaware has decided not to continue with this program.

In reviewing and understanding financial information for the Company you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our unaudited consolidated financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for both impaired loans and all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We also establish a specific valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowances to each loan based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. The categories used by the Company include “Doubtful,” “Substandard” and “Special Mention.” Classification of a loan within such categories is based on identified weaknesses that increase the credit risk of the loan.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectibility of the loan portfolio.

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Income Taxes—Management makes estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management’s initial estimates.

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of this interpretation, but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which may require the Company to recognize an additional liability and compensation expense related to its BOLI policies.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. The adoption of this FSB Statement did not impact the Company’s financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Results of Operations for the years ended December 31, 2006 and 2005

Overview

The Company's net income increased $1.2 million, or 13.8%, to $10.1 million or $1.04 per diluted share for the year ended December 31, 2006, compared to $8.9 million, or $0.93 per diluted share for the prior year. The improvement reflected a $17.4 million, or 38.3%, increase in total interest income, due primarily to a 21.0% increase in average loans outstanding and secondarily to higher rates. Interest expense increased $12.5 million, also reflecting higher rates, a 15.5% increase in average deposits outstanding and a 16.8% in average borrowings outstanding. Accordingly, net interest income increased $4.9 million. Partially offsetting the increase in net interest income were the provision for loan losses (up approximately $200 thousand), non-interest income (level with 2005 at $3.6 million), and non-interest expenses (up $2.8 million). The decrease in return on average assets and average equity from 1.19% and 14.59% respectively in 2006 compared to 1.22% and 15.22% respectively in 2005, resulted primarily from increased funding costs.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2006, as Republic had tax-exempt income. Republic had no tax exempt income on securities in 2005 and 2004.

	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)
(Dollars in thousands)	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005			For the Year Ended December 31, 2004 (3)
Interest-earning assets:
Federal funds sold and other
interest-earning assets	$25,884	$1,291	4.99%	$36,587	$1,078	2.95%	$45,430	$563	1.24%
Investment securities and restricted stock	57,163	3,282	5.74%	51,285	1,972	3.85%	59,764	2,030	3.40%
Loans receivable	728,754	58,254	7.99%	602,031	42,331	7.03%	493,635	31,006	6.28%
Total interest-earning assets	811,801	62,827	7.74%	689,903	45,381	6.58%	598,829	33,599	5.61%
Other assets	36,985			41,239			42,433
Total assets	$848,786			$731,142			$641,262

Interest-bearing liabilities:
Demand - non-interest bearing	$82,233	$-	N/A	$88,702	$-	N/A	$85,158	$-	N/A
Demand - interest-bearing	53,073	565	1.06%	49,118	332	0.68%	56,692	350	0.62%
Money market & savings	240,189	9,109	3.79%	238,786	6,026	2.52%	135,674	2,135	1.57%
Time deposits	304,375	14,109	4.64%	211,972	6,789	3.20%	178,384	5,002	2.80%
Total deposits	679,870	23,783	3.50%	588,578	13,147	2.23%	455,908	7,487	1.64%
Total interest-
bearing deposits	597,637	23,783	3.98%	499,876	13,147	2.63%	370,750	7,487	2.02%
Other borrowings	88,609	4,896	5.53%	75,875	3,076	4.05%	124,303	7,261	5.84%
Total interest-bearing
liabilities	686,246	28,679	4.18%	575,751	16,223	2.82%	495,053	14,748	2.98%
Total deposits and
other borrowings	768,479	28,679	3.73%	664,453	16,223	2.44%	580,211	14,748	2.54%
Non-interest-bearing
Other liabilities	10,981			8,242			9,875
Shareholders’ equity	69,326			58,447			51,176
Total liabilities and
Shareholders’ equity	$848,786			$731,142			$641,262

Net interest income (2)		$34,148			$29,158			$18,851

Net interest spread			3.56%			3.76%			2.63%

Net interest margin (2)			4.20%			4.23%			3.15%

__________
(1) Yields on investments are calculated based on amortized cost.
(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets. Both net interest income and net interest margin were increased in 2006 over the financial statement amount, to adjust for tax equivalency.
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

	Year ended December 31, 2006 vs. 2005			Year ended December 31, 2005 vs. 2004
	Change due to			Change due to
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(534)	$747	$213	$(261)	$776	$515
Securities	337	973	1,310	(326)	268	(58)
Loans	10,130	5,793	15,923	7,622	3,703	11,325
Total interest earning assets	$9,933	$7,513	$17,446	$7,035	$4,747	$11,782
Interest expense of
Deposits
Interest-bearing demand deposits	$(42)	$(191)	$(233)	$51	$(33)	$18
Money market and savings	(53)	(3,030)	(3,083)	(2,602)	(1,289)	(3,891)
Time deposits	(4,283)	(3,037)	(7,320)	(1,075)	(712)	(1,787)
Total deposit interest expense	(4,378)	(6,258)	(10,636)	(3,626)	(2,034)	(5,660)
Other borrowings	(704)	(1,116)	(1,820)	1,962	2,223	4,185
Total interest expense	(5,082)	(7,374)	(12,456)	(1,664)	189	(1,475)
Net interest income	$4,851	$139	$4,990	$5,371	$4,936	$10,307

Net Interest Income

The Company’s tax equivalent net interest margin decreased 3 basis points to 4.20% for 2006 compared to 4.23% for 2005. While yields on interest-earning assets increased 116 basis points to 7.74% in 2006 from 6.58% in 2005, the yield on total deposits and other borrowings increased 129 basis points to 3.73% from 2.44% between 2006 and 2005. The increases in yields on assets and cost of funds resulted primarily from the 300 basis points of increases in short-term interest rates between the two periods. The resulting decrease in margin reflected an increase in interest bearing assets of $121.9 million, while interest bearing liabilities increased $110.5 million.

The Company's tax equivalent net interest income increased $5.0 million, or 17.1%, to $34.1 million for 2006 from $29.2 million for 2005. As shown in the Rate Volume table above, the increase in net interest income was due primarily to the increased volume of loans. Higher rates on loans resulted primarily from variable rate loans which immediately adjust to increases in the prime rate. Interest expense increased primarily as a result of higher rates, resulting from the higher short-term interest rate environment, and also reflected the impact of the increase in higher cost time deposit balances.

The Company's total tax equivalent interest income increased $17.4 million, or 38.4%, to $62.8 million for 2006, from $45.4 million for 2005. Interest and fees on loans increased $15.9 million to $58.3 million for 2006, from $42.3 million for 2005. The majority of the increase resulted from a 21.0% increase in average loan balances. For 2006, average loan balances amounted to $728.8 million, compared to $602.0 million in 2005. The balance of the increase in interest on loans resulted primarily from the repricing of the variable rate loan portfolio to higher short term market interest rates. Tax equivalent interest and dividends on investment securities increased $1.2 million to $3.3 million for 2006, from $2.0 million for 2005. This increase reflected rate increases on variable rate securities as well as an increase in average securities outstanding to $57.2 million for 2006 from $51.3 million for 2005. Interest on federal funds sold and other interest-earning assets increased $213,000, or 19.8%, to $1.3 million for 2006 from $1.1 million for 2005 as increases in short term market interest rates more than offset the $10.7 million decrease in average balances to $25.9 million for 2006 from $36.6 million for 2005.

The Company's total interest expense increased $12.5 million, or 76.8%, to $28.7 million for 2006, from $16.2 million for 2005. Interest-bearing liabilities averaged $686.2 million for 2006, from $575.8 million for 2005, an increase of $110.5 million. The increase reflected additional funding utilized for loan growth. Average time deposit (certificates of deposit)

balances increased $92.4 million, or 43.6%, to $304.4 million for 2006 from $212.0 million in 2005 while lower cost average transaction account balances declined $1.1 million, or 0.3%, to $375.5 million for 2006 from $376.6 million for 2005. The average rate paid on interest-bearing liabilities increased 136 basis points to 4.18% for 2006. Money market and savings expense increased $3.1 million to $9.1 million for 2006 from $6.0 million for 2005, due almost entirely to increases in short-term rates as average balances increased $1.4 million, or 0.6%. Interest expense on time deposits increased $7.3 million, or 107.8%, to $14.1 million for 2006 from $6.8 million for 2005, primarily as a result of the increased average balances as well as rates. As time deposits mature, they frequently reprice at market rates which are currently 5% or more. Interest expense on other borrowings increased $1.8 million to $4.9 million for 2006 from $3.1 million for 2005, primarily as a result of higher short term rates. Average other borrowings, primarily overnight FHLB borrowings, increased $12.7 million, or 16.8%, to $88.6 million for 2006 from $75.9 million for 2005. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate on other borrowings increased to 5.53% for 2006 from 4.05% for 2005. Interest expense on other borrowings also includes the interest expense on $6.2 million of trust preferred securities which was approximately $525,000 and $444,000 in 2006 and 2005, respectively.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.4 million in 2006. The provision reflected $359,000 for net losses on tax refund loans, which were more than offset by $1.6 million in related revenues, and amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The prior year provision of $1.2 million reflected $496,000 for net losses on tax refund loans, which more than offset by $1.2 million in related revenues. In addition, the 2005 provision was reduced as a result of a $250,000 recovery on a commercial loan which had been charged off in the prior year. That recovery resulted in an allowance balance which exceeded the level deemed necessary by the Company’s methodology and the provision was reduced accordingly.

Non-Interest Income

Total non-interest income increased $26,000 to $3.6 million for 2006. A $661,000 increase in loan advisory and servicing fees and a $130,000 gain on the sale of other real estate owned were offset by a decrease of $521,000 in service fees on deposit accounts, a one time $251,000 award in a lawsuit recorded in 2005, and a $97,000 gain on call of security also recorded in 2005. The $521,000 decrease in service fees on deposit accounts reflected the termination of services to several large customers.

Non-Interest Expenses

Total non-interest expenses increased $2.8 million or 15.4% to $21.0 million for 2006, from $18.2 million for 2005. Salaries and employee benefits increased $2.1 million or 21.5%, to $11.6 million for 2006, from $9.6 million for 2005. That increase reflected additional salary expense related to commercial loan and deposit production, including related support staff, and staff for two new branches. It also reflected annual merit increases which are targeted at approximately 3.5%.

Occupancy expense increased $321,000, or 20.5%, to $1.9 million for 2006, versus $1.6 million for 2005. The increase reflected two additional branch locations which opened in 2006.

Depreciation expense increased $17,000 or 1.7% to $1.0 million for 2006. 2006 expense reflected the impact of the two additional branch locations, which was partially offset by the 2005 write-off assets determined to have shorter lives than originally expected.

Legal fees decreased $19,000, or 2.8%, to $654,000 in 2006, compared to $673,000 in 2005, resulting from reduced fees on a number of different matters.

Other real estate expense decreased $34,000, or 77.3%, to $10,000 in 2006, compared to $44,000 in 2005. The decrease resulted from the timing of property tax payments.

Advertising expense increased $302,000, or 157.3%, to $494,000 in 2006, compared to $192,000 in 2005. The increase was primarily due to higher levels of TV, radio, print, and direct mail advertising including advertising two new branches and deposit promotions.

Data processing expense decreased $8,000, or 1.6%, to $496,000 in 2006, compared to $504,000 in 2005.

Insurance expense increased $57,000 or 19.3% to $353,000 in 2006, compared to $296,000 in 2005. The increase was primarily due the overall growth of the Company.

Professional fees decreased $207,000 or 26.9% to $562,000 in 2006, compared to $769,000 in 2005. The decrease reflected lower expenses connected with Sarbanes-Oxley compliance.

Taxes, other than income increased $53,000 or 7.7% to $741,000 for 2006 versus $688,000 for 2005. The increase reflected an increase in Pennsylvania shares tax resulting from increases in the Company’s capital. The tax is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.

Other expenses increased $268,000, or 9.2% to $3.2 million for 2006, from $2.9 million for 2005, which reflected increases of $114,000 in training and development expenses, $94,000 in expenses for the two additional branch locations and $56,000 in loan production expense.

Provision for Income Taxes

The provision for income taxes for continuing operations increased $721,000, to $5.2 million for 2006, from $4.5 million for 2005. That increase was primarily the result of the increase in pre-tax income. The effective tax rates in those periods were comparable at 34.0% and 33.5% respectively.

Results of Operations for the years ended December 31, 2005 and 2004

Overview

The Company's income from continuing operations increased $3.3 million, or 59.1%, to $8.9 million or $0.93 per diluted share for the year ended December 31, 2005, compared to $5.6 million, or $0.60 per diluted share for the prior year. The improvement reflected an $11.8 million, or 35.1%, increase in total interest income, reflecting higher rates and a 22.0% increase in average loans outstanding. Interest expense increased only $1.5 million as the Company moved away from relatively high cost Federal Home Loan Bank (“FHLB”) advances, replacing them with overnight FHLB borrowings and deposits. Accordingly, net interest income increased $10.3 million. Partially offsetting the increase in net interest income were the provision for loan losses (up $1.5 million), non-interest income (down approximately $900,000), and non-interest expenses (up $2.9 million). The increased net income resulted in a return on average assets and average equity from continuing operations of 1.22% and 15.22% respectively in 2005 compared to 0.87% and 10.93% respectively in 2004.

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

Insurance expense decreased $11,000 or 3.6% to $296,000 in 2005, compared to $307,000 in 2004.

Professional fees increased $197,000 or 34.4% to $769,000 in 2005, compared to $572,000 in 2004. The increase reflected higher expenses connected with Sarbanes-Oxley compliance.

Taxes, other increased $121,000 or 21.3% to $688,000 for 2005 versus $567,000 for 2004. The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.

Other expenses increased $129,000, or 4.6% to $2.9 million for 2005, from $2.8 million for 2004. The increase reflected $103,000 of additional printing and supplies expense.

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

Financial Condition

December 31, 2006 Compared to December 31, 2005

Total assets increased $158.0 million to $1.0 billion at December 31, 2006, compared to $850.9 million at December 31, 2005. This net increase reflected higher balances in loans and investment securities.

Loans:

The loan portfolio, which represents the Company’s largest asset, is its most significant source of interest income. The Company’s lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $114.0 million, or 16.8%, to $792.1 million at December 31, 2006, versus $678.1 million at December 31, 2005. The increase reflected $116.2 million, or 17.9%, of growth in commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.3 million at December 31, 2006. Individual customers may have several loans that are secured by different collateral which are in total subject to that lending limit. The aggregate amount of those relationships that exceeded $8.8 million at December 31, 2006, was $291.9 million. The $8.8 million threshold approximates 10% of total capital and reflects an additional internal monitoring guideline.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage backed securities, municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $102.0 million at December 31, 2006, an increase of $64.8 million, or 173.7%, from year-end 2005. This increase reflected $67.1 million in purchases of primarily mortgage backed and municipal securities. The purchases were made to decrease exposure to lower interest rate environments, and enhance net interest income. At December 31, 2006 and December 31, 2005, the portfolio had net unrealized gains of $427,000 and $123,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2006, securities held to maturity totaled $333,000, a decrease of $83,000 or 20.0%, from $416,000 at year-end 2005. The decline reflected a reduction in the amount of debt securities. At both dates, respective carrying values approximated market values.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At December 31, 2006, FHLB stock totaled $6.7 million, an increase of $342,000, or 5.4%, from $6.3 million at December 31, 2005.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit. At December 31, 20006 and 2005, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $23.8 million, to $83.1 million at December 31, 2006, from $107.0 million at December 31, 2005. Federal funds sold decreased by $23.0 million to $63.2 million from $86.2 million, respectively, but total liquidity increased due to increases in securities balances.

Fixed Assets:

Bank premises and equipment, net of accumulated depreciation totaled $5.6 million at December 31, 2006 an increase of $2.1 million, or 57.0% from $3.6 million at December 31, 2005. The increase was due primarily to the addition of two branch locations in 2006.

Other Real Estate Owned:

The OREO property represents parcels of land. The balance increased $435,000, to $572,000 at December 31, 2006 compared to $137,000 at December 31, 2005, as a result of the addition of one of those properties.

Bank Owned Life Insurance:

At December 31, 2006, the value of the insurance was $11.3 million, an increase of $368,000, or 3.4%, from $10.9 million at December 31, 2005. The increase reflected income earned on the insurance policies.

Other Assets:

Other assets decreased by $1.2 million to $9.6 million at December 31, 2006, from $10.8 million at December 31, 2005, principally resulting from the collection of receivables in the first and second quarters of 2006.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $106.9 million to $754.8 million at December 31, 2006, from $647.8 million at December 31, 2005. Average transaction accounts decreased 0.3% or $1.1 million from the prior year end to $375.5 million in 2006. Time deposits increased $102.3 million, or 38.7%, to $368.8 million at December 31, 2005, versus $265.9 million at the prior year-end.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation. Republic had no term borrowings at December 31, 2006 and December 31, 2005, respectively. Republic had short-term borrowings (overnight) of $159.7 million at December 31, 2006 versus $123.9 million at the prior year-end.

Shareholders’ Equity:

Total shareholders’ equity increased $11.1 million to $74.7 million at December 31, 2006, versus $63.7 million at December 31, 2005. This increase was primarily the result of 2006 net income of $10.1 million.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $222.2 million and $203.0 million and standby letters of credit of approximately $7.3 million and $5.8 million at December 31, 2006 and 2005, respectively. The increase in commitments reflects an increase in commercial lending. However, commitments often expire without being drawn upon. The $222.2 million of commitments to extend credit at December 31, 2006, were substantially all variable rate commitments.

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

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006:
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or noncancellable operating leases	$40,440	$1,035	$2,234	$3,013	$34,158
Remaining contractual maturities of time deposits	368,823	347,067	20,383	1,373	-
Subordinated debt	6,186	-	-	-	6,186
Employment agreements	2,002	605	1,397	-	-
Former CEO SERP	239	96	143	-	-
Director and Officer retirement plan obligations	1,563	204	127	227	1,005
Loan commitments	222,243	174,062	41,858	491	5,832
Standby letters of credit	7,312	7,208	104	-	-
Total	$648,808	$530,277	$66,246	$5,104	$47,181

As of December 31, 2006, the Company had entered into non-cancelable lease agreements for its current main office and operations center, its new headquarter facilities, eleven current Republic retail branch facilities, and a new branch facility, expiring through June 30, 2031, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $40.4 million through the year 2031. The Company has entered into employment agreements with the CEO of the Company and the President of Republic. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2006 is approximately $2.0 million. The Company has retirement plan agreements with certain Directors and Officers. The accrual benefits under the plan at December 31, 2006 is approximately $1.6 million, with a minimum age of 65 established to qualify for the payments.

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

At December 31, 2006, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $212.7 million, which represented 26.8% of gross loans receivable at December 31, 2006. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. In addition, credits extended for single family construction amounted to $90.4 million, which represented 11.4% of gross loans receivable at December 31, 2006. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

The following tables present a summary of the Company’s interest rate sensitivity GAP at December 31, 2006. For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.

Interest Sensitivity Gap
At December 31, 2006
(Dollars in thousands)

	0-90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest Sensitive Assets:
Investment securities and other interest-bearing
balances	$64,883	$39,962	$12,088	$11,465	$9,029	$6,981	$5,411	$23,030	$172,849	$172,854
Average interest rate	5.26%	4.60%	5.97%	5.98%	5.99%	6.00%	6.00%	6.07%
Loans receivable	429,743	24,190	55,868	96,148	63,517	62,813	34,811	24,970	792,060	785,561
Average interest rate	8.57%	6.68%	6.67%	6.52%	6.52%	6.62%	6.73%	6.67%
Total	494,626	64,152	67,956	107,613	72,546	69,794	40,222	48,000	964,909	958,415

Cumulative Totals	$494,626	$558,778	$626,734	$734,347	$806,893	$876,687	$916,909	$964,909

Interest Sensitive Liabilities:
Demand Interest Bearing(1)	$23,787	$-	$-	$23,786	$-	$-	$-	$-	$47,573	$47,573
Average interest rate	1.00%	-	-	1.00%	-	-	-	-
Savings Accounts (1)	18,593	-	-	18,593	-	-	-	-	37,186	37,186
Average interest rate	5.00%	-	-	5.00%	-	-	-	-
Money Market Accounts(1)	111,530	-	-	111,530	-	-	-	-	223,060	223,060
Average interest rate	4.15%	-	-	4.15%	-	-	-	-
Time Deposits	166,943	13,938	166,186	15,418	4,965	1,113	260	-	368,823	367,200
Average interest rate	4.87%	4.14%	5.36%	4.14%	4.25%	3.82%	4.02%	-
FHLB and Short Term
Advances	159,723	-	-	-	-	-	-	-	159,723	159,723
Average interest rate	5.45%	-	-	-	-	-	-	-
Subordinated Debt	6,186	-	-	-	-	-	-	-	6,186	6,186
Average interest rate	7.08%	-	-	-	-	-	-	-
Total	486,762	13,938	166,186	169,327	4,965	1,113	260	-	842,551	840,928

Cumulative Totals	$486,762	$500,700	$666,886	$836,213	$841,178	$842,291	$842,551	$842,551

Interest Rate
Sensitivity GAP	$7,864	$50,214	$(98,230)	$(61,714)	$67,581	$68,681	$39,962	$48,000
Cumulative GAP	$7,864	$58,078	$(40,152)	$(101,866)	$(34,285)	$34,396	$74,358	$122,358
Interest Sensitive Assets/
Interest Sensitive
Liabilities	101.62%	111.60%	93.98%	87.82%	95.92%	104.08%	108.83%	114.52%
Cumulative GAP/
Total Earning Assets	1%	6%	-4%	-11%	-4%	4%	8%	13%

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2006 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$112,316	$(4,606)	(3.94)%	11.34%	(38)bp
100	115,279	(1,643)	(1.41)	11.59	(13)
Static	116,922	--	--	11.72	--
(100)	115,356	(1,566)	(1.34)	11.56	(16)
(200)	111,402	(5,520)	(4.72)	11.19	(53)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2006.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in Thousands)
200bp	$33,012	$347	1.06%
100	32,965	300	0.92
Static	32,665	--	--
(100)	31,911	(754)	(2.31)
(200)	31,969	(696)	(2.13)

The above table indicates that as of December 31, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company’s net interest income for the 12 months ending December 31, 2007 subject to the significant limitation specified in the following paragraph to increase slightly by $347,000 over the static scenario.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

Capital Resources

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 11.59% and 11.81% at December 31, 2006 and 2005, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2006 and 2005 were 10.53% and 10.65%, respectively. At December 31, 2006 and 2005, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

Under FRB and FDIC regulations, a bank and a holding company are deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2006 and 2005, the Company’s leverage ratio was 8.75% and 8.89%, respectively. Accordingly, at December 31, 2006 and 2005, the Company was considered “well capitalized” under FRB and FDIC regulations.

On November 28, 2001, Republic First Bancorp, Inc., through a pooled offering with Sandler O'Neill & Partners, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as trust preferred securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company had the ability to call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate was variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”). The Company did call the securities in December 2006 and then issued $6.2 million in Trust Preferred Securities at a variable interest rate, adjustable quarterly, at 1.73% over the 3 month Libor. The Company may call the securities on any interest payment date after five years.

The shareholders’ equity of the Company as of December 31, 2006, totaled approximately $74.7 million compared to approximately $63.7 million as of December 31, 2005. This increase of $11.1 million reflected 2006 net income of $10.1 million. That net income increased the book value per share of the Company’s common stock from $6.79 as of December 31, 2005, based upon 9,629,398 shares outstanding (restated for 10% stock dividend), to $7.87 as of December 31, 2006, based upon 9,746,312 shares outstanding at December 31, 2006, as adjusted for treasury stock.

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

The following table presents the Company’s regulatory capital ratios at December 31, 2006 and 2005 (1):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2006
Total risk based capital
Republic	$88,256	11.57%	$61,009	8.00%	$76,261	10.00%
Company.	88,510	11.59%	61,098	8.00%	-	-
Tier one risk based capital
Republic	80,198	10.52%	30,505	4.00%	45,757	6.00%
Company.	80,452	10.53%	30,549	4.00%	-	-
Tier one leverage capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company.	80,452	8.75%	45,990	5.00%	-	-

At December 31, 2005
Total risk based capital
Republic	$76,537	11.72%	$52,234	8.00%	$65,292	10.00%
Company.	77,213	11.81%	52,299	8.00%	-	-
Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company.	69,596	10.65%	26,149	4.00%	-	-
Tier one leverage capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company.	69,596	8.89%	39,152	5.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2006 and 2005, all capital adequacy requirements to which they are subject. As of December 31, 2006, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

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

The Company’s equity to assets ratio decreased from 7.48% as of December 31, 2005, to 7.41% as of December 31, 2006. The decrease at year-end 2006 was a result of the 16.9% increase in loans for 2006 and increased liquidity at December 31, 2006. The Company’s average equity to assets ratio for 2006, 2005 and 2004 was 8.17%, 7.99% and 7.98%, respectively. The Company’s average return on equity for 2006, 2005 and 2004 was 14.59%, 15.22% and 10.93%, respectively; and its average return on assets for 2006, 2005 and 2004, was 1.19%, 1.22% and 0.87%, respectively.

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

The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $83.1 million at December 31, 2006, compared to $107.0 million at December 31, 2005. Loan maturities and repayments are another source of asset liquidity. At December 31, 2006, Republic estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2007. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System (“FHLB”). At December 31, 2006, Republic had $82.7 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $84.8 million at December 31, 2005. The reduction in available lines resulted from Republic’s increased level of overnight borrowings against these lines. Notwithstanding these reductions, management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable Republic to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At December 31, 2006, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $229.5 million. Certificates of deposit scheduled to mature in one year totaled $347.1 million at December 31, 2006. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of Republic’s interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a rarely used contingency line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million at December 31, 2006. Republic had drawn down $0 on this line at December 31, 2006. Republic has also established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $222.5 million. That $222.5 million capacity is reduced by advances outstanding to arrive at the unused line of credit available. As of December 31, 2006 and 2005, Republic had borrowed $139.7 million and $123.9 million, respectively from the FHLB. Investment securities represent a primary source of liquidity for Republic. Accordingly, investment decisions generally reflect liquidity over other considerations. Additionally, Republic has uncollateralized overnight advances with PNC. As of December 31, 2006 and 2005, there were $20.0 million and $0 of such overnight advances outstanding.

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

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency securities, mortgage backed securities, municipal securities, corporate bonds and trust preferred securities. The Company’s ALCO monitors and approves all security purchases. The decline in securities in 2005 was a result of the Company’s strategy to reduce the amount of the investment securities by not replacing mortgage backed securities prepayments in the lower interest rate environment. The Company instead was able to increase its commercial loan balances, through increased loan production. The increase in securities in 2006 was a result of the Company’s desire to maximize yields while providing liquidity and reducing its exposure to interest rate risk.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2006, 2005 and 2004 follows.

	Investment Securities Available for Sale at December 31,
	(Dollars in thousands)
	2006	2005	2004
U.S. Government Agencies	$18,570	$18,717	$20,258
Mortgage backed Securities/CMOs (1)	58,642	8,691	12,500
Other securities (2)	24,400	9,752	10,506
Total amortized cost of securities	$101,612	$37,160	$43,264

Total fair value of investment securities	$102,039	$37,283	$43,733

	Investment Securities Held to Maturity at December 31,
	(Dollars in thousands)
	2006	2005	2004
U.S. Government Agencies	$3	$3	$3
Mortgage backed Securities/CMOs (1)	58	59	108
Other securities	272	354	539
Total amortized cost of investment securities	$333	$416	$650

Total fair value of investment securities	$338	$427	$671

(1)	Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2)	Comprised primarily of municipal securities, corporate bonds and trust preferred securities.

The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2006. Mortgage backed securities are presented without consideration of amortization or prepayments.

	Investment Securities Available for Sale at December 31, 2006
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
	(Dollars in thousands)
U.S. Government Agencies	$18,488	4.04%	$-	-	$-	-	$-	-	$18,488	$18,570	4.04%
Mortgage backed securities	-	-	-	-	410	6.22%	58,661	6.07%	59,071	58,642	6.07%
Other securities	-	-	146	4.16%	131	6.00%	24,203	5.66%	24,480	24,400	5.63%
Total AFS securities	$18,488	4.04%	$146	4.16%	$541	6.17%	$82,864	5.95%	$102,039	$101,612	5.50%

	Investment Securities Held to Maturity at December 31, 2006
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$-	-	$3	6.51%	$3	6.51%
Mortgage backed securities	-	-	-	-	-	-	58	7.24%	58	7.24%
Other securities	-	-	80	6.15%	107	6.32%	85	3.98%	272	5.54%
Total HTM securities	$-	-	$80	6.15%	$107	6.32%	$146	5.32%	$333	5.84%

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.3 million at December 31, 2006. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $8.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2006, amounted to $291.9 million. There were no loans in excess of the legal lending limit at December 31, 2006.

The Company’s total loans increased $114.0 million, or 16.8%, to $792.1 million at December 31, 2006, from $678.1 million at December 31, 2005. That increase reflected a $93.9 million, or 21.0%, increase in real estate secured loans, which represents the Company’s largest loan portfolio. The increase also reflected a $28.4 million, or 20.1%, increase in construction loans, a category which the Company had targeted for growth.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2006	2005	2004	2003	2002

Commercial:
Real estate secured (1)	$541,601	$447,673	$351,314	$281,253	$274,788
Construction and land development	169,835	141,461	107,462	86,547	26,649
Non real estate secured	45,812	49,515	57,361	49,850	54,163
Non real estate unsecured	8,598	10,620	8,917	13,398	8,513
Total commercial	765,846	649,269	525,054	431,048	364,113
Residential real estate (2)	6,517	7,057	8,219	14,875	51,265
Consumer and other	20,827	23,050	17,048	14,636	19,534
Total loans	793,190	679,376	550,321	460,559	434,912
Deferred loan fees	1,130	1,290	632	735	419
Total loans, net of deferred loan fees	$792,060	$678,086	$549,689	$459,824	$434,493

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

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

	At December 31, 2006
	(Dollars in thousands)
	Commercial and Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer and Other	Total

Fixed Rate
1 year or less	$40,755	$13,746	$-	$273	$54,774
1-5 years	261,886	16,997	-	494	279,377
After 5 years	57,770	3,963	6,517	4,080	72,330
Total fixed rate	360,411	34,706	6,517	4,847	406,481

Adjustable Rate
1 year or less	134,177	95,660	-	771	230,608
1-5 years	36,883	39,469	-	604	76,956
After 5 years	63,410	-	-	14,605	78,015
Total adjustable rate	234,470	135,129	-	15,980	385,579
Total	$594,881	$169,835	$6,517	$20,827	$792,060

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

At December 31, 2006, 51.3% of total loans were fixed rate compared to 49.8% at December 31, 2005.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-	$-	$2,928	$4,009
Restructured loans	-	-	-	-	-
Non-accrual loans
Commercial	6,448	2,725	3,914	3,269	2,205
Construction	173	492	656	1,795	372
Residential real estate	-	-	-	-	-
Consumer and other	295	206	284	74	268
Total non-accrual loans	6,916	3,423	4,854	5,138	2,845
Total non-performing loans (1)	6,916	3,423	4,854	8,066	6,854
Other real estate owned	572	137	137	207	1,015
Total non-performing assets (1)	$7,488	$3,560	$4,991	$8,273	$7,869

Non-performing loans as a percentage of total
loans, net of unearned income (1) (2)	0.87%	0.50%	0.88%	1.75%	1.58%
Non-performing assets as a percentage of total assets	0.74%	0.42%	0.75%	1.33%	1.30%

(1)
Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.

(2)	Includes loans held for sale.

Total non-performing loans increased $3.5 million to $6.9 million at December 31, 2006, from $3.4 million at the prior year-end. The $3.5 million increase in 2006 non-performing loans compared to 2005 reflected the transfer of loans to two borrowers totaling $3.9 million to non-accrual status. Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2006, all identified problem loans are included in the preceding table, or are classified as substandard or doubtful, with a reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Interest income that would have been recorded
had the loans been in accordance with their
original terms	$479,000	$165,000	$391,000	$253,000	$299,000
Interest income included in net income	$-	$-	$170,000	$-	$-

At December 31, 2006, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to non-residential building operators and real estate agents and managers in the aggregate amount of $212.7 million, which represented 26.8% of gross loans receivable at December 31, 2006. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. In addition, credits were extended for single family construction in the amount of $90.4 million, which represented 11.4% of gross loans receivable at December 31, 2006. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Republic had no credit exposure to “highly leveraged transactions” at December 31, 2006 as defined by the FRB.

Allowance for Loan Losses

A detailed analysis of the Company’s allowance for loan losses for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is as follows: (Dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of period	$7,617	$6,684	$7,333	$6,076	$5,057

Charge-offs:
Commercial	601	29	1,036	365	2,474
Tax refund loans	1,286	1,113	700	1,393	-
Consumer	-	21	186	53	3
Short-term loans	-	-	-	4,159	1,670
Total charge-offs	1,887	1,163	1,922	5,970	4,147
Recoveries:
Commercial	37	287	1,383	1,066	123
Tax refund loans	927	617	200	334	-
Consumer	-	6	4	-	-
Total recoveries	964	910	1,587	1,400	123
Net charge-offs	923	253	335	4,570	4,024
Provision for loan losses	1,364	1,186	(314)	5,827	5,043
Balance at end of period	$8,058	$7,617	$6,684	$7,333	$6,076

Average loans outstanding (1)	$728,754	$602,031	$493,635	$439,127	$441,954

As a percent of average loans (1):
Net charge-offs (2)	0.13%	0.04%	0.07%	1.04%	0.91%
Provision for loan losses	0.19%	0.20%	(0.06)%	1.33%	1.14%
Allowance for loan losses	1.11%	1.27%	1.35%	1.67%	1.37%

Allowance for loan losses to:
Total loans, net of unearned income	1.02%	1.12%	1.22%	1.59%	1.40%
Total non-performing loans	116.51%	222.52%	137.70%	90.91%	88.65%
__________
(1)	Includes non-accruing loans.
(2)	Excluding tax refund loan net charge-offs, ratios were 0.08%, (0.04)% and (0.03)% in 2006, 2005 and 2004, respectively.

In 2006, the Company charged-off commercial loans to three borrowers totaling $523,000. In 2005, the Company recovered $250,000 on a single commercial loan which was charged-off in 2004. Charge-offs on tax refund loans increased to $1.3 million in 2006, from $1.1 million in 2005, as a result of increased volume in the tax refund loan program. Recoveries on tax refund loans increased to $927,000 in 2006, from $617,000 in 2005 as a result of growing cumulative charge-offs. Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management’s best estimate of known and inherent losses. The Company’s Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management’s opinion, the allowance for loan losses was appropriate at December 31, 2006. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

	At December 31,
	(Dollars in thousands)
	2006		2005		2004		2003		2002
Allocation of the allowance for loan losses (1) (2):	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$6,216	80.0%	$5,074	74.7%	$5,016	84.3%	$5,247	81.2%	$4,974	89.6%
Construction	1,351	17.4%	1,417	20.9%	783	13.2%	1,058	16.4%	268	4.8%
Residential real estate	48	0.6%	71	1.0%	33	0.6%	60	0.9%	205	3.7%
Consumer and other	155	2.0%	231	3.4%	115	1.9%	96	1.5%	104	1.9%
Unallocated	288	-	824	-	737	-	872	-	525	-
Total	$8,058	100%	$7,617	100%	$6,684	100%	$7,333	100%	$6,076	100%

__________
(1) Gross loans net of unearned income.
(2) Includes loans held for sale.

The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loans which are not specifically reserved. In 2006, excluding tax refund loans, the Company experienced net charge-offs to average loans of approximately 0.08%. Net recoveries and net charge-offs, respectively, excluding short-term and tax refund loans, to average loans were (0.04)%, (0.03)% and (0.15)% in 2005, 2004 and 2003. While in 2002 that ratio was 0.54%, substantially all of the charge-offs in that year were repaid in future periods. In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2006. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors. The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, the Company estimates and recognizes reserve allocations on loans classified as “doubtful”, “substandard” or “special mention” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition. At December 31, 2004, based upon some sustained stabilization and improvement in certain economic trends, the unallocated component decreased to $737,000 from $872,000 at the prior year-end. At December 31, 2005, the unallocated component increased $87,000 to $824,000 from $737,000 at December 31, 2004. The unallocated component decreased $536,000 from $824,000 at December 31, 2005 to $288,000 at December 31, 2006 as the Company integrated the revised Interagency Policy Statement on the allowance for loan losses issued by the FDIC in December 2006. Total loans at December 31, 2006, increased to $792.1 million from $678.1 million at the prior year-end. The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2006, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $764.7 million, $6.5 million and $20.9 million.

The recorded investment in loans that are impaired in accordance with SFAS No. 114 totaled $6.9 million, $3.4 million and $4.9 million at December 31, 2006, 2005 and 2004 respectively. The amounts of related valuation allowances were $1.8 million, $1.6 million and $1.2 respectively at those dates. For the years ended December 31, 2006, 2005 and 2004 the average recorded investment in impaired loans was approximately $5.3 million, $3.5 million, and $4.7 million, respectively. The Company did not recognize any interest income on impaired loans during 2006, 2005 or 2004. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2006 and 2005, accruing substandard loans totaled approximately $162,000 and $215,000 respectively; and doubtful loans totaled approximately $1.2 million and $2.2 million, respectively. Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2006 and 2005, in the aggregate principal amount of $40,000 and $441,000 respectively; and (ii) 60 to 89 days past due, at December 31, 2006 and 2005 in the aggregate principal amount of $2.5 million and $62,000 respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2006 and 2005.

Dollars in thousands

	2006	2005
Balance at January 1,	$137	$137
Additions, net	572	-
Sales	137	-
Balance at December 31,	$572	$137

Deposit Structure

Of the total daily average deposits of approximately $679.9 million held by Republic during the year ended December 31, 2006, approximately $82.2 million, or 12.1%, represented non-interest bearing demand deposits, compared to approximately $88.7 million, or 15.1%, of total daily average deposits during 2005. Total deposits at December 31, 2006, consisted of $78.1 million in non-interest-bearing demand deposits, $47.6 million in interest-bearing demand deposits, $260.2 million in savings and money market accounts, $138.6 million in time deposits under $100,000 and $230.3 million in time deposits greater than $100,000.

The following table is a distribution of Republic’s deposits for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2006	2005	2004	2003	2002
Demand deposits, non-interest bearing	$78,131	$88,862	$97,790	$74,572	$54,534
Demand deposits, interest bearing	47,573	69,940	54,762	70,536	53,307
Money market & savings deposits	260,246	223,129	170,980	98,196	109,654
Time deposits	368,823	265,912	187,152	182,193	206,232
Total deposits	$754,773	$647,843	$510,684	$425,497	$423,727

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

The following table is a distribution of the average balances of Republic’s deposits and the average rates paid thereon, for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended December 31,
	(Dollars in thousands)
	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits, non-interest-bearing	$82,233	-%	$88,702	-%	$85,158	-%
Demand deposits, interest-bearing	53,073	1.06%	49,118	0.68%	56,692	0.62%
Money market & savings deposits	240,189	3.79%	238,786	2.52%	135,674	1.57%
Time deposits	304,375	4.64%	211,972	3.20%	178,384	2.80%
Total deposits	$679,870	3.50%	$588,578	2.23%	$455,908	1.64%

The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2006.

Certificates of Deposit
(Dollars in thousands)
2006
Maturing in:
Three months or less	$139,231
Over three months through six months	4,896
Over six months through twelve months	77,349
Over twelve months	8,781
Total	$230,257

The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2007 through 2011.

2007	2008	2009	2010	2011	Totals
(Dollars in thousands)
$347,067	$15,418	$4,965	$1,113	$260	$368,823

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

Management previously determined that Republic First Capital Trust I, utilized for the Company’s $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I (“RFCT”) originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The securities were subsequently reissued via a call during 2006 by Republic First Capital Trust II. Republic First Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.

The Company does not consolidate RFCT. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The non-consolidation results in the investment in the common stock of RFCT to be included in other assets with a corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

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

The consolidated financial statements of the Company begin on Page 51.

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

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the end of the period covered by this Annual Report on From 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934). The Company’s internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. Beard Miller Company LLP, the Company’s independent auditors, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company’s accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and Beard Miller Company LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2006. Management’s report on internal control over financial reporting is set forth in the Company’s 2006 Annual Report, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Beard Miller Company LLP, an independent, registered public accounting firm, as stated in its report, which is set forth in the Company’s 2006 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of share-holders scheduled for April 24, 2007.

Item 11: Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of share-holders scheduled for April 24, 2007.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	601,317	$6.10	(1)
Equity compensation plans not approved by security holders: Incentives to acquire new employees	-	-	-
Total	601,317	$6.10	(1)

(1)
The amended plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Certain of the directors of the Company and/or their affiliates have loans outstanding from Republic. All such loans were made in the ordinary course of Republic’s business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features. The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of share-holders scheduled for April 24, 2007.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of share-holders scheduled for April 24, 2007.

PART IV

Item 15: Exhibits and Financial Statement Schedules

A. Financial Statements

(1)	Management’s Report on Internal Control Over Financial Reporting
(2)	Reports of Independent Registered Public Accounting Firms
(3)	Consolidated Balance Sheets as of December 31, 2006 and 2005
(4)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
(6)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
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

Exhibit Number	Description	Manner of Filing
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
10.1	Employment Contract Between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K Filed March 2, 2007
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form S-8 Filed March 26, 2001
10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-Q Filed November 15, 2004
10.4	Human Resources and Payroll Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.5	Operation and Data Processing Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.6	Compliance Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.7	Financial Accounting and Reporting Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005
10.8	Employment Contract Between Republic and Louis J. DeCesare, Jr.*	Incorporated by reference to Form 8-K Filed March 2, 2007

10.9	Change in Control Policy for Certain Executive Officers*	Filed Herewith
21.1	Subsidiaries of the Company	Filed Herewith
23.1	Consent of Beard Miller Company LLP	Filed Herewith
23.2	Consent of Grant Thornton LLP	Filed Herewith
31.1	Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Vice President and Chief Financial Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification under Section 906 of the Sarbanes Oxley Act of Harry D. Madonna.	Filed Herewith
32.2	Certification under Section 906 of the Sarbanes Oxley Act of Paul Frenkiel.	Filed Herewith

* Constitutes a compensation agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 9, 2007	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 9, 2007	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capaci-ties and on the dates indicated.

Date: March 9, 2007	/s/ Harris Wildstein, Esq.
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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2006.

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

The consolidated financial statements of the Company as of and for the years ended December 31, 2006 and 2005 have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management's assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

Date: March 9, 2007	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 9, 2007	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic First Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Republic First Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic First Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended and our report dated March 9, 2007 expressed an unqualified opinion.

/s/Beard Miller Company LLP

Beard Miller Company LLP
Paoli, Pennsylvania
March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc., and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic First Bancorp, Inc., and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic First Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006.

/s/Beard Miller Company LLP

Beard Miller Company LLP
Paoli, Pennsylvania
March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of Republic First Bancorp, Inc. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Republic First Bancorp, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 24, 2005 (except for Note 20, as to
which the date is March 14, 2006)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands, except share data)
	2006	2005
ASSETS:
Cash and due from banks	$19,454	$19,985
Interest bearing deposits with banks	426	768
Federal funds sold	63,247	86,221
Total cash and cash equivalents	83,127	106,974
Investment securities available for sale, at fair value	102,039	37,283
Investment securities held to maturity, at amortized cost
(fair value of $338 and $427 respectively)	333	416
Restricted stock, at cost	6,804	6,462
Loans receivable, (net of allowance for loan losses of $8,058 and $7,617
respectively)	784,002	670,469
Premises and equipment, net	5,648	3,598
Other real estate owned, net	572	137
Accrued interest receivable	5,370	3,784
Bank owned life insurance	11,294	10,926
Other assets	9,635	10,806
Total Assets	$1,008,824	$850,855

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Demand — non-interest-bearing	$78,131	$88,862
Demand — interest-bearing	47,573	69,940
Money market and savings	260,246	223,129
Time less than $100,000	138,566	128,022
Time over $100,000	230,257	137,890
Total Deposits	754,773	647,843
Short-term borrowings	159,723	123,867
Accrued interest payable	5,224	1,813
Other liabilities	8,184	7,469
Subordinated debt	6,186	6,186
Total Liabilities	934,090	787,178
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized;
no shares issued as of December 31, 2006 and 2005	-	-
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
shares issued 9,746,312 as of December 31, 2006 and
8,753,998 as of December 31, 2005	97	88
Additional paid in capital	63,342	50,203
Retained earnings	13,511	15,566
Treasury stock at cost (250,555 shares and 227,778 respectively)	(1,688)	(1,688)
Stock held by deferred compensation plan	(810)	(573)
Accumulated other comprehensive income	282	81
Total Shareholders’ Equity	74,734	63,677
Total Liabilities and Shareholders’ Equity	$1,008,824	$850,855

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Interest income:
Interest and fees on loans	$58,254	$42,331	$31,006
Interest on federal funds sold and other interest-earning assets	1,291	1,078	563
Interest and dividends on investment securities	3,200	1,972	2,030
	62,745	45,381	33,599

Interest expense:
Demand - interest bearing	565	332	350
Money market and savings	9,109	6,026	2,135
Time less than $100,000	6,031	3,181	2,999
Time over $100,000	8,078	3,608	2,003
Other borrowings	4,896	3,076	7,261
	28,679	16,223	14,748
Net interest income	34,066	29,158	18,851
Provision (recovery) for loan losses	1,364	1,186	(314)
Net interest income after provision (recovery) for loan losses	32,702	27,972	19,165

Non-interest income:
Loan advisory and servicing fees	1,234	573	491
Service fees on deposit accounts	1,479	2,000	1,662
Gains on sales and calls of investment securities	-	97	5
Gain on sale of other real estate owned	130	-	-
Lawsuit damage award	-	251	1,337
Bank owned life insurance income	368	331	367
Other income	429	362	604
	3,640	3,614	4,466
Non-interest expenses:
Salaries and employee benefits	11,629	9,569	7,647
Occupancy	1,887	1,566	1,400
Depreciation	1,008	991	947
Legal	654	673	812
Other real estate	10	44	81
Advertising	494	192	139
Data processing	496	504	88
Insurance	353	296	307
Professional fees	562	769	572
Taxes, other	741	688	567
Other operating expenses	3,183	2,915	2,786
	21,017	18,207	15,346
Income from continuing operations before income taxes	15,325	13,379	8,285
Provision for income taxes	5,207	4,486	2,694
Income from continuing operations	10,118	8,893	5,591
Income from discontinued operations	-	-	5,060
Income tax on discontinued operations	-	-	1,711
Income from discontinued operations, net of tax	-	-	3,349
Net Income	$10,118	$8,893	$8,940

Income per share from continuing operations: (1)
Basic	$1.07	$0.97	$0.63

Diluted	$1.04	$0.93	$0.60

Income per share from discontinued operations: (1)
Basic	$-	$-	$0.38

Diluted	$-	$-	$0.36

Net income per share: (1)
Basic	$1.07	$0.97	$01.01

Diluted	$1.04	$0.93	$00.96

(1) Prior year amounts have been restated for a 10% stock dividend declared in May 2006

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$10,118	$8,893	$8,940
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,364	1,186	1,149
Write down or loss of other real estate owned	-	-	70
Gain on sale of other real estate owned	(130)	-	-
Depreciation and amortization	1,008	991	1,338
Tax benefit of stock option exercises	-	624	-
Stock purchases for deferred compensation plan	(237)	(573)	-
Stock based compensation	15	-	-
Gains on sales and call of securities	-	(97)	(5)
Amortization of discounts on investment securities	93	189	252
Increase in value of bank owned life insurance	(368)	(331)	(422)
(Increase) decrease in accrued interest receivable and other assets	(415)	4,066	(6,505)
Increase in accrued expenses and other liabilities	4,126	1,266	6,764
Net cash provided by operating activities	15,574	16,214	11,581
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(67,118)	(18,665)	(7,500)
Proceeds from maturities and calls of securities:
Available for sale	2,470	20,671	11,500
Held to maturity	83	183	-
Proceeds from sale of investment securities:
Available for sale	-	-	1,500
Principal collected on investment securities:
Available for sale	-	4,126	10,039
Held to maturity	-	49	251
Purchase of FHLB stock	(342)	(1,684)	-
Proceeds from sale of FHLB stock	-	-	2,583
Net increase in loans	(115,469)	(128,650)	(104,545)
Net proceeds from sale of other real estate owned	267	-	-
Purchase of treasury shares	-	(143)	-
Decrease in other interest-earning restricted cash	-	2,923	560
Premises and equipment expenditures	(3,058)	(964)	(1,952)
Net cash used in investing activities	(183,167)	(122,154)	(87,564)
Cash flows from financing activities:
Net proceeds from exercise of stock options	700	1,275	358
Tax benefit of stock option exercises	260	-	-
Net increase in demand, money market and savings deposits	4,019	58,399	88,392
Net increase in time deposits	102,911	78,760	3,399
Net increase in short term borrowings	35,856	62,777	58,238
Call of subordinated debt	(6,186)	-	-
Re-issuance of subordinated debt	6,186	-	-
Repayment of FHLB advances	-	(25,000)	(100,000)
Net cash provided by financing activities	143,746	176,211	50,387
Discontinued operations:
Net cash from discontinued operating activities	-	-	(10,531)
Net cash from discontinued investing activities	-	-	14,188
Net cash from discontinued financing activities	-	-	(11,494)
Net cash from discontinued activities	-	-	(7,837)
(Decrease) increase in cash and cash equivalents	(23,847)	70,271	(33,433)
Cash and cash equivalents, beginning of year	106,974	36,703	70,136
Cash and cash equivalents, end of year	$83,127	$106,974	$36,703

Supplemental disclosures:
Interest paid	$25,268	$16,535	$15,826
Income taxes paid	4,700	3,885	3,300
Non-monetary transfers from loans to other real estate owned	572	-	1,500

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except share data)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2004		$67	$33,396	$23,674	$(1,541)	$-	$780	$56,376

Total other comprehensive loss, net of reclassification adjustments and taxes:
From continuing operations	(436)						(436)	(436)
From discontinued operations	(14)						(14)	(14)
Income from continuing operations, net of taxes	5,591			5,591				5,591
Income from discontinued operations, net of taxes	3,349			3,349				3,349
Net income for the year	8,940	-	-	8,940	-		-	8,940
Total comprehensive income	$8,490	-	-	-	-		-	-

Stock Dividend (659,225 shares)		7	8,740	(8,747)
Options exercised (105,185 shares)			358		-		-	358
Balance December 31, 2004		74	42,494	23,867	(1,541)	-	330	65,224

Total other comprehensive loss, net of reclassification adjustments and taxes:	(227)	-	-	-	-		(227)	(227)
From continuing operations
From discontinued operations
Income from continuing operations, net of taxes
Income from discontinued operations, net of taxes
Net income for the year	8,893	-	-	8,893	-		-	8,893
Total comprehensive income	$8,666	-	-	-	-		-	-

Stock dividend ( 924,022 shares)		10	10,968	(10,978)
First Bank of Delaware spin-off		-	(5,158)	(6,216)			(22)	(11,396)
Options exercised (476,859 shares)		4	1,271	-	-		-	1,275
Purchase of Treasury shares (11,961 shares)			4		(147)			(143)
Tax benefit of stock option exercises			624					624
Stock purchases for deferred compensation plan (44,893 shares)						(573)		(573)
Balance December 31, 2005		88	50,203	15,566	(1,688)	(573)	81	63,677

Total other comprehensive income, net of reclassification adjustments and taxes	201	-	-	-	-		201	201
Net income for the year	10,118	-	-	10,118	-		-	10,118
Total comprehensive income	$10,319	-	-	-	-		-	-

Stock based compensation			15					15
Stock dividend (885,279 shares)		8	12,165	(12,173)	-		-	-
Options exercised (117,248 shares)		1	699	-	-		-	700
Tax benefit of stock option exercises			260					260
Stock purchases for deferred compensation plan (21,062 shares)						(237)		(237)
Balance December 31, 2006		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations:

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other-than-temporary impairment, and income taxes. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

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

Restrictions on Cash and Due From Banks:

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2006 and 2005 were approximately $400,000 and $300,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

Investment Securities:

Debt and equity investment securities are classified and accounted for as follows:

Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Other-Than-Temporary Impairment of Securities:

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the years ended December 31, 2006, 2005 and 2004.

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

The Company accounts for guarantees in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2006 is $7.3 million and they expire as follows $7.2 million in 2007 and $0.1 million in 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Other Real Estate Owned:

Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure. They are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2006, the Company had parcels of land classified as other real estate owned with a value of $572,000. At December 31, 2005, the Company had retail stores classified as other real estate owned with a value of $137,000 which was sold in 2006.

Bank Owned Life Insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding to purchase life insurance on certain employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in other income on the income statement. At December 31, 2006 and 2005, the Company owned $11.3 million and $10.9 million, respectively in BOLI. In 2006, 2005, and 2004 the Company recognized $368,000, $331,000, and $367,000, respectively in related income.

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

Shareholders’ Equity:

On April 24, 2006, the Company’s Board of Directors declared a 10% stock dividend to shareholders of record on May 5, 2006, which was paid on May 17, 2006. On May 17, 2005, the Company’s Board of Directors declared a 12% stock dividend to shareholders of record on May 23, 2005, which was paid on June 7, 2005. All weighted average share and per share information has been retroactively restated.

Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). Common stock equivalents consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. Common stock equivalents, which are anti-dilutive are not included for purposes of this calculation. At December 31, 2006, there were 11,000 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price. No stock options were anti-dilutive at December 31, 2005 and 2004.

(In thousands, except per share data)	2006	2005	2004
Income from continuing operations (numerator for basic and
diluted earnings per share)	$10,118	$8,893	$5,591

	2006		2005		2004
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	9,471,151		9,197,044		8,890,195
Earnings per share — basic		$1.07		$0.97		$0.63
Effect of dilutive stock options	282,164		379,590		439,123
Effect on basic earnings per share of CSE		(0.03)		(0.04)		(0.03)
Weighted average shares outstanding- diluted	9,753,315		9,576,634		9,329,318
Earnings per share — diluted		$1.04		$0.93		$0.60

(In thousands, except per share data)	2006	2005	2004
Income from discontinued operations, net of taxes (numerator for basic
and diluted earnings per share)	$ -	$ -	$3,349

	2006		2005		2004
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	-		-		8,890,195
Earnings per share — basic		$ -		$ -		$0.38
Effect of dilutive stock options	-		-		439,123
Effect on basic earnings per share of CSE		-		-		(0.02)
Weighted average shares outstanding- diluted	-		-		9,329,318
Earnings per share — diluted		$ -		$ -		$0.36

(In thousands, except per share data)	2006	2005	2004

Net income (numerator for basic and diluted earnings per share)	$10,118	$8,893	$8,940

	2006		2005		2004
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	9,471,151		9,197,044		8,890,195
Earnings per share — basic		$1.07		$0.97		$1.01
Effect of dilutive stock options	282,164		379,590		439,123
Effect on basic earnings per share of CSE		(0.03)		(0.04)		(0.05)
Weighted average shares outstanding- diluted	9,753,315		9,576,634		9,329,318
Earnings per share — diluted		$1.04		$0.93		$0.96

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

In 2005, the Company vested all previously issued unvested options. As a result the impact of the adoption of SFAS No. 123 on operations in future periods will be the value imputed on future options grants using the methods prescribed in SFAS No. 123R.

At December 31, 2006, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any options granted vest within one to five years and have a maximum term of 10 years.

For the year ended December 31, 2006, $15,000 was recognized in compensation expense for the Stock Option Plan. Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations. Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2005, the Company vested all previously issued unvested options and the Company granted 11,000 options during the year ended December 31, 2006. Compensation expense is recognized in the income statement for only the options granted during the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash flows. SFAS No. 123(R) requires the cash flows resulting fro all tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $260,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted SFAS No. 123(R).

In accordance with SFAS No. 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

	Year Ended December 31
	2005	2004
Income from continuing operations	$8,893	$5,591
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	(603)	(159)
	8,290	5,432
Income from discontinued operations	-	3,349
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax, for discounted operations	-	(51)
		3,298
Pro forma net income	$8,290	$8,730

Basic Earnings per Common Share:
As reported:
From continuing operations	$0.97	$0.63
From discontinued operations	-	0.38
	$0.97	$1.01
Pro forma:
From continuing operations	$0.90	$0.61
From discontinued operations	-	0.37
	$0.90	$0.98
Diluted Earnings per Common Share:
As reported:
From continuing operations	$0.93	$0.60
From discontinued operations	-	0.36
	$0.93	$0.96

Pro forma:
From continuing operations	$0.87	$0.58
From discontinued operations	-	0.35
	$0.87	$0.93

The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively; dividend yields of 0% for both periods; expected volatility of 21% for 2005 and 35% for 2004; risk-free interest rates of 4.08% and 3.48% respectively and an expected life of 9.0 years for 2005 and 5.0 years for 2004.

Comprehensive Income:

The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

The components of comprehensive, net of related tax, are as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
Income from continuing operations	$10,118	$8,893	$5,591
Income from discontinued operations	-	-	3,349
Other comprehensive income/(loss) from continuing operations:
Unrealized gains/(losses) on securities:
Arising during the period, net of tax/(benefit) of $103, $(86),
and $(222)	201	(163)	(433)
Less: reclassification adjustment for gains included in net income,
net of tax expense of $ -, $33, and $2	-	(64)	(3)
Other comprehensive income/(loss) from continuing operations	201	(227)	(436)
Other comprehensive loss from discontinued operations:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $ -, $ -, and $7	-	-	(14)
Other comprehensive loss from discontinued operations	-	-	(14)
Comprehensive income	$10,319	$8,666	$8,490

The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):
	December 31
	2006	2005	2004
Continuing operations:
Unrealized gains on securities	$282	$81	$308
Discontinued operations:
Unrealized gains on securities	-	-	22
Accumulated other comprehensive income	$282	$81	$330

Variable Interest Entity:

Management previously determined that Republic First Capital Trust I, utilized for the Company’s $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I (“RFCT”) originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The securities were subsequently reissued via a call during 2006 by Republic First Capital Trust II. Republic First Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.

The Company does not consolidate RFCT. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The non-consolidation results in the investment in the common stock of RFCT to be included in other assets with a corresponding increase in outstanding debt of $186,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

Recent Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of this interpretation, but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which may require the Company to recognize an additional liability and compensation expense related to its BOLI policies.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is continuing to evaluate the impact of this consensus, but does not expect that the guidance will have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006. The adoption of this FASB Statement had no impact on the consolidated financial position or results of operations of the Company.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB No. 108 and determined that upon adoption it will have no impact on the reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to the 2005 and 2004 information to conform to the current year’s presentation.

3. Investment Securities:

Investment securities available for sale as of December 31, 2006 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$18,570	$-	$(82)	$18,488
Mortgage Backed Securities	58,642	431	(2)	59,071
Other Securities	24,400	156	(76)	24,480
Total	$101,612	$587	$(160)	$102,039

Investment securities held to maturity as of December 31, 2006 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	58	2	-	60
Other Securities	272	3	-	275
Total	$333	$5	$-	$338

Investment securities available for sale as of December 31, 2005 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$18,717	$-	$(160)	$18,557
Mortgage Backed Securities	8,691	247	(6)	8,932
Other Securities	9,752	50	(8)	9,794
Total	$37,160	$297	$(174)	$37,283

Investment securities held to maturity as of December 31, 2005 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	59	3	-	62
Other Securities	354	8	-	362
Total	$416	$11	$-	$427

The securities portfolio consists primarily of U.S government agency securities, mortgage backed securities, municipal securities, corporate bonds and trust preferred securities. The Company’s Asset/Liability Committee reviews all security purchases to ensure compliance with security policy guidelines.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2006, is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$18,570	$18,488	$-	$-
After 1 year to 5 years	150	146	80	80
After 5 years to 10 years	535	541	107	109
After 10 years	82,357	82,864	107	110
No stated maturity	-	-	39	39
Total	$101,612	$102,039	$333	$338

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company realized gains on the sale of securities of $0 in 2006; $97,000 in 2005 and $5,000 in 2004. The tax provision applicable to gross gains in 2005 and 2004 amounted to approximately $33,000 and $2,000, respectively. No securities were sold at a loss in 2006, 2005, or 2004.

At December 31, 2006 and 2005, investment securities in the amount of approximately $637,000 and $185,000 respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

Temporarily impaired securities as of December 31, 2006 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$18,488	$82	$-	$-	$18,488	$82
Mortgage Backed Securities	-	-	154	2	154	2
Other Securities	-	-	9,370	76	9,370	76
Total Temporarily Impaired Securities	$18,488	$82	$9,524	$78	$28,012	$160

The impairment of the investment portfolio at December 31, 2006 totaled $160,000 in 22 securities (one US government agency security, 4 mortgage backed securities, and 17 other securities) with a total fair value of $28.0 million at December 31, 2006. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

Temporarily impaired securities as of December 31, 2005 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$18,557	$160	$18,557	$160
Mortgage Backed Securities	-	-	261	6	261	6
Other Securities	-	-	1,147	8	1,147	8
Total Temporarily Impaired Securities	$-	$-	$19,965	$174	$19,965	$174

The impairment of the investment portfolio at December 31, 2005 totaled $174,000 in 9 securities (one US government agency security, 5 mortgage backed securities, and 3 other securities) with a total fair value of $20.0 million at December 31, 2005. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

4. Loans Receivable:

Loans receivable consist of the following at December 31,

(Dollars in thousands)	2006	2005

Commercial and Industrial	$54,410	$60,135
Real Estate - commercial	541,601	447,673
Construction and land development	169,835	141,461
Real Estate - residential (1)	6,517	7,057
Consumer and other	20,827	23,050
Loans receivable	793,190	679,376
Less deferred loan fees	(1,130)	(1,290)
Less allowance for loan losses	(8,058)	(7,617)
Total loans receivable, net	$784,002	$670,469

(1)  Real estate - residential is comprised of jumbo residential first mortgage loans for both years presented.

The recorded investment in loans which are impaired in accordance with SFAS No. 114, totaled $6.9 million and $3.4 million at December 31, 2006 and 2005 respectively. The amounts of related valuation allowances were $1.8 million and $1.6 million respectively at those dates. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was approximately $5.3 million, $3.5 million and $4.7 million respectively. Republic did not realize any interest on impaired loans during 2006, 2005 or 2004. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of December 31, 2006 and 2005, there were loans of approximately $6.9 million and $3.4 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $479,000, $165,000 and $391,000 for 2006, 2005 and 2004 respectively. There were no loans past due 90 days and accruing at December 31, 2006 and December 31, 2005.

The majority of loans outstanding are with borrowers in the Company’s marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company’s loans is in part dependent upon general economic conditions affecting the Company’s market place and specific industries. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2006, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $212.7 million, which represented 26.8% of gross loans receivable at December 31, 2006. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others. In addition, credits were extended for single family construction in the amount of $90.4 million, which represented 11.4% of gross loans receivable at December 31, 2006. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Included in loans are loans due from directors and other related parties of $18.0 million and $25.1 million at December 31, 2006 and 2005, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005

Balance at beginning of year	$25,054	$20,817
Additions	2,969	12,312
Repayments	(9,990)	(8,075)
Balance at end of year	$18,033	$25,054

5. Allowance for Loan Losses:

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(Dollars in thousands)	2006	2005	2004

Balance at beginning of year	$7,617	$6,684	$7,333
Charge-offs	(1,887)	(1,163)	(1,922)
Recoveries	964	910	1,587
Provision (recovery) for loan losses	1,364	1,186	(314)
Balance at end of year	$8,058	$7,617	$6,684

6. Premises and Equipment:

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives	2006	2005

Land	Indefinite	$200	$200
Furniture and equipment	3 to 10 years	8,814	7,520
Bank building	40 years	809	809
Leasehold improvements	1 to 25 years	4,229	2,470
		14,052	10,999
Less accumulated depreciation		(8,404)	(7,401)
Net premises and equipment		$5,648	$3,598

Depreciation expense on premises, equipment and leasehold improvements amounted to $1.0 million, $991,000 and $947,000 in 2006, 2005 and 2004 respectively.

7. Borrowings:

Republic has a line of credit for $15.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2006 and 2005, Republic had $0 outstanding on this line.

Republic has a line of credit with the Federal Home Loan Bank of Pittsburgh, collateralized by loans and securities, with a maximum borrowing capacity of $222.5 million as of December 31, 2006. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2006 and 2005, there were no advances outstanding on this line of credit. As of December 31, 2006 and 2005, there were $139.7 million and $123.9 million of overnight advances outstanding against these lines. The interest rates on overnight advances at December 31, 2006 and 2005 were 5.41% and 4.23%, respectively. The maximum amount of term advances outstanding at any month-end was $0 in 2006 and $25.0 million in 2005. The maximum amount of overnight borrowings outstanding at any month-end was $164.7 million in 2006 and $160.8 million in 2005. Average amounts outstanding of term advances for 2006, 2005 and 2004 were $0 million, $3.8 million and $107.7 million, respectively; and the related weighted average interest rates for 2006, 2005 and 2004 were 0%, 6.80% and 6.34%, respectively. Average amounts outstanding of overnight borrowings for 2006, 2005 and 2004 were $72.1 million, $65.7 million and $5.2 million, respectively; and the related weighted average interest rates for 2006, 2005 and 2004 were 5.28%, 3.61% and 2.06%, respectively.

Republic had uncollateralized overnight advances with a depository institution respectively at December 31, 2006 and 2005, of $20.0 million and $0. The respective interest rates on overnight advances at December 31, 2006 and 2005 were 5.22% and 0%. The maximum amount of such overnight advances outstanding at any month-end was $20.0 million in 2006 and $0 in 2005. Average amounts outstanding of overnight advances for 2006, 2005, and 2004 were $10.7 million, $0, and $0, respectively; and the related weighted average interest rates for 2006, 2005, and 2004 were 5.27%, 0%, and 0%, respectively.

Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

In 2001, the Company, through a pooled offering, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company had the ability to call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate was variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”). The Company did call the securities in December 2006 and then issued $6.2 million in Trust Preferred Securities at a variable interest rate, adjustable quarterly, at 1.73% over the 3 month Libor. The Company may call the securities on any interest payment date after five years. The interest rates at December 31, 2006 and 2005 were 7.08% and 8.42%, respectively.

8. Deposits:

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2007 through 2011, which includes brokered certificates of deposit of approximately $ 121.6 million with original terms of three months.

(Dollars in thousands)	2007	2008	2009	2010	2011	Total

Time Certificates of Deposit	$347,067	$15,418	$4,965	$1,113	$260	$368,823

9.	Income Taxes:

The following represents the components of income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004, respectively.

(Dollars in thousands)	2006	2005	2004
Current provision
Federal:
Current	$5,429	$4,808	$2,459
Deferred	(222)	(322)	235
Total provision for income taxes to continuing operations	$5,207	$4,486	$2,694

The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 35.0% for the year ended December 31, 2006 and 34.0% for the years ended December 31, 2005 and 2004.

(Dollars in thousands)	2006	2005	2004

Tax provision computed at statutory rate	$5,364	$4,549	$2,817
Effect of 35% rate bracket	(75)	-	-
Other	(82)	(63)	(123)
Total provision for income taxes relating to continuing operations	$5,207	$4,486	$2,694

The approximate tax effect of each type of temporary difference that gives rise to net deferred tax assets included in the accrued income and other assets in the accompanying consolidated balance sheets at December 31, 2006 and 2005 are as follows:
	2006	2005

Allowance for loan losses	$2,713	$2,563
Deferred compensation	674	818
Unrealized gain on securities available for sale	(145)	(42)
Deferred loan costs	(535)	(561)
Other	(30)	(220)
Net deferred tax asset	$2,677	$2,558

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $222.2 million and $203.0 million and standby letters of credit of approximately $7.3 million and $5.8 million at December 31, 2006 and 2005, respectively. The increase in commitments reflects increases in commercial lending. However, commitments may often expire without being drawn upon. Of the $222.2 million of commitments to extend credit at December 31, 2006, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

11. Commitments:

Lease Arrangements:

As of December 31, 2006, the Company had entered into non-cancelable leases expiring through June 30, 2031, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

(Dollars in thousands)
Year Ended	Amount

2007	$1,035
2008	1,092
2009	1,142
2010	1,483
2011	1,530
Thereafter	34,158
Total	$40,440

The Company incurred rent expense of $1.1 million, $922,000 and $855,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Republic has entered into a lease agreement, commencing June 1, 2007, for approximately 53,275 square feet on two floors of Two Liberty Place, 1601 Chestnut St., Philadelphia, Pennsylvania, as its new headquarter facilities. The space will be occupied by the Company, the executive offices of Republic and FBD which will assume its proportionate share of related costs. Back office operations of Republic and commercial bank lending of Republic will also be located therein. The initial thirteen year, seven month lease term contains two five year renewal options and the initial lease term will expire on December 31, 2020. Annual rent expense commences at $755,972 less the following abatement periods: (1) the first twenty-eight months for 5,815 square feet of space and (2) the following periods for the remaining rentable area: (a) the first six months of the first lease year, (b) the first four months of the second lease year, and (c) the first four months of the third lease year.

Employment Agreements:

The Company has entered into an employment agreement with the CEO of the Company which provides for the payment of base salary and certain benefits through the year 2009. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2006, is approximately $1.2 million.

The Company has entered into an employment agreement with the President of Republic which provides for the payment of base salary and certain benefits through the year 2009. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2006, is approximately $800,000.

Other:

The Company’s CEO was of counsel to a law firm effective January 2, 2002 until June 30, 2005. In 2005 and 2004 the Company paid $272,000 and $1,200,000, respectively, in legal fees to that firm which were primarily for loan workout and collection matters.

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

12. Regulatory Capital:

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $51.2 million of dividends plus an additional amount equal to its net profit for 2007, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2007.

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

Management believes that Republic meets, as of December 31, 2006, all capital adequacy requirements to which it is subject. As of December 31, 2006, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2006 and 2005:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2006
Total risk based capital
Republic	$88,256	11.57%	$61,009	8.00%	$76,261	10.00%
Company	88,510	11.59%	61,098	8.00%	-	-

Tier one risk based capital
Republic	80,198	10.52%	30,505	4.00%	45,757	6.00%
Company	80,452	10.53%	30,549	4.00%	-	-

Tier one leverage capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company	80,452	8.75%	45,990	5.00%	-	-

At December 31, 2005
Total risk based capital
Republic	$76,537	11.72%	$52,234	8.00%	$65,292	10.00%
Company	77,213	11.81%	52,299	8.00%	-	-

Tier one risk based capital
Republic	68,920	10.56%	26,117	4.00%	39,175	6.00%
Company	69,596	10.65%	26,149	4.00%	-	-

Tier one leverage capital
Republic	68,920	8.81%	39,102	5.00%	39,102	5.00%
Company	69,596	8.89%	39,152	5.00%	-	-

13.	Benefit Plans:

Supplemental Retirement Plan:

The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2006, approximately $200,000 remained to be paid. A life insurance contract has been purchased to insure the payments.

Defined Contribution Plan:

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $255,000 in 2006, $245,000 in 2005 and $135,000 in 2004.

Directors’ and Officers’ Plans:

The Company has agreements with insurance companies to provide for an annuity payment upon the retirement or death of certain Directors and Officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2006, 2005 and 2004 totaled $1.6 million, $1.5 million, and $942,000, respectively. The expense for the years ended December 31, 2006, 2005 and 2004, totaled $108,000, $172,000, and $172,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.0 million, $2.0 million, and $1.9 million at December 31, 2006, 2005 and 2004, respectively, which is included in other assets. The Company maintains a deferred compensation plan for certain officers, wherein a percentage of base salary is contributed to the plan, and utilized to buy stock of the Company. To promote officer retention, a three year vesting period applies for each contribution. As of December 31, 2006 no amounts were vested. Expense for 2006, 2005, and 2004 was $95,000, $43,000 and $0, respectively. During 2005, the Company established a rabbi trust to fund the deferred compensation plans. An administrator has been designated as Trustee of the trust. Approximately 21,062 and 44,893 respective shares of the Company’s common stock were purchased for $237,000 and $573,000 by this trust in 2006 and 2005, respectively, for the benefit of certain officers and directors that acquired shares through our deferred compensation plan. As of December 31, 2006, the trust holds approximately 65,955 shares of the Company’s common stock as well as an additional $4,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s deferred compensation plan.

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

Cash, Cash Equivalents, Accrued Interest Receivable and Payable:

The carrying value is a reasonable estimate of fair value.

Investment Securities Held to Maturity and Available for Sale:

For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted Stock:

Restricted stock represents equity interest in FHLB Stock and ACBB Stock, and is carried at costs because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The carrying value is a reasonable estimate of fair value.

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

At December 31, 2006 and December 31, 2005, the carrying amount and the estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$83,127	$83,127	$106,974	$106,974
Investment securities available for sale	102,039	102,039	37,283	37,283
Investment securities held to maturity	333	338	416	427
Restricted stock	6,804	6,804	6,462	6,462
Loans receivable, net	784,002	777,503	670,469	664,676
Bank owned life insurance	11,294	11,294	10,926	10,926
Accrued interest receivable	5,370	5,370	3,784	3,784

Financial Liabilities:
Deposits:
Demand, savings and money market	$385,950	$385,950	$381,931	$381,931
Time	368,823	367,200	265,912	262,173
Subordinated debt	6,186	6,186	6,186	6,186
Short-term borrowings	159,723	159,723	123,867	123,867
Accrued interest payable	5,224	5,224	1,813	1,813

	December 31, 2006		December 31, 2005
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Off Balance Sheet financial instruments:
Commitments to extend credit	$222,243	-	$203,044	-
Standby letters-of-credit	7,313	-	5,795	-

15. Stock Based Compensation:

The Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under the terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options. In 2006 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 29.03%; risk-free interest rate of 4.83% and an expected life of 7.0 years. Financial statement expense for 2006 amounted to $15,000, with no assumed tax benefit. Assumptions and pro forma expense for prior years are shown in Note 2. A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond. No shares vested in 2006, but expense is recognized ratably over the period required to vest. There were no unvested options at the beginning of that year, and 11,000 unvested at December 31, 2006, with a fair value of $61,710 with $46,282 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 601,317 options outstanding was $4,119,021, while the intrinsic value of the 590,317 exercisable (vested) was $4,043,671. During 2006, 1,807 options were forfeited, with a weighted average grant fair value of $5,891.

	For the Years Ended December 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	709,372	$5.97	1,018,615	$4.68	1,070,791	$4.43
Granted	11,000	13.35	173,601	11.15	37,946	8.95
Exercised	(117,248)	5.98	(476,859)	2.67	(72,842)	4.35
Forfeited	(1,807)	7.41	(5,985)	7.07	(17,280)	4.77
Outstanding, end of year	601,317	6.10	709,372	5.97	1,018,615	4.68
Options exercisable at year-end	590,317	5.97	709,372	5.97	977,337	4.51
Weighted average fair value of options granted during the year		$5.61		$4.49		$3.26

	For the Years Ended December 31,
	2006	2005
Number of Options exercised	117,248	476,859
Cash received	$ 700,326	$ 1,275,207
Intrinsic value	733,002	3,957,115
Tax benefit	259,550	623,908

	Year Ended December 31, 2006
	Number of shares	Weighted average grant date fair value
Nonvested at the beginning of the year	-	$-
Granted	11,000	5.61
Vested	-	-
Forfeited	-	-
Nonvested at the end of the period	11,000	$5.61

The following table summarizes information about options outstanding at December 31, 2006.

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding at December 31, 2006	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.99	103,673	4.0	$1.99	103,673	$1.99
$2.99 to $3.91	160,591	5.2	3.23	160,591	3.23
$4.14 to $5.08	26,295	4.7	4.39	26,295	4.39
$6.63 to $7.41	154,493	7.1	6.85	154,493	6.85
$10.93 to $13.35	156,265	8.5	11.33	145,265	11.18
	601,317		$6.10	590,317	$5.97

16. Segment Reporting:

As a result of the spin off of the FBD, the tax refund products and short-term consumer loan segments were also spun off as they were divisions of that bank. FBD will not offer tax refund loans in 2007, and accordingly the Company will not purchase such loans in that year. After the spin off, the Company has one reportable segment: community banking. The community bank segments primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Segment information for the year ended December 31, 2004 is as follows:

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

At December 31, 2006 and 2005, Republic had outstanding balances of $21.6 million and $41.1 million, respectively, of commercial loans, which had been participated to FBD. FBD also sold its tax refund loans to Republic. Such loans are repaid by U.S. Treasury-issued tax refunds paid directly to FBD in the first and second quarters of the year. Accordingly, there were no such loans outstanding at December 31, 2006 and 2005. As of December 31, 2006 and 2005 Republic had outstanding balances of $40.9 and $41.5 million of commercial loan balances it had purchased from FBD. The above loan participations and sales were made at arms length. They are made as a result of lending limit and other regulatory requirements. FBD also maintained a correspondent bank deposit account with Republic. At December 31, 2006 and 2005, balances amounted to $0 and $0 respectively.

18. Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
ASSETS:
Cash	$113	$438
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	186	186
Investment in subsidiaries	80,480	69,001
Other assets	920	1,106
Total Assets	$81,699	$70,731

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accrued expenses	$779	$868
Corporation-obligated mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	6,186	6,186
Total Liabilities	6,965	7,054

Shareholders’ Equity:
Preferred stock	-	-
Common stock	97	88
Additional paid in capital	63,342	50,203
Retained earnings	13,511	15,566
Treasury stock at cost (250,555 shares and 227,778 respectively)	(1,688)	(1,688)
Stock held by deferred compensation plan	(810)	(573)
Accumulated other comprehensive income	282	81
Total Shareholders’ Equity	74,734	63,677
Total Liabilities and Shareholders’ Equity	$81,699	$70,731

STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)
	2006	2005	2004
Interest income	$16	$13	$12
Dividend income from subsidiaries	539	444	324
Total income	555	457	336
Trust preferred interest expense	525	444	324
Expenses	30	8	128
Total expenses	555	452	452
Net income (loss) before taxes	-	5	(116)
Federal income tax (benefit)	-	2	(39)
Income (loss) before undistributed income of subsidiaries	-	3	(77)
Total equity in undistributed income of continuing operations	10,118	8,890	5,668
Total equity in undistributed income of discontinued operations	-	-	3,349
Total equity in undistributed income of subsidiaries	10,118	8,890	9,017
Net income	$10,118	$8,893	$8,940

Shareholders’ equity, beginning of year	$63,677	$65,224	$56,376
First Bank of Delaware spin-off	-	(11,396)	-
Stock based compensation	15	-	-
Exercise of stock options	700	1,275	358
Purchase of treasury shares	-	(143)	-
Tax benefit of stock options exercises	260	624	-
Stock purchase for deferred compensation plan	(237)	(573)	-
Income from continuing operations	10,118	8,893	5,591
Income from discontinued operations	-	-	3,349
Net income	10,118	8,893	8,940
Change in unrealized gain (loss) on securities available for sale	201	(227)	(450)
Shareholders’ equity, end of year	$74,734	$63,677	$65,224

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,118	$8,893	$8,940
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Tax benefit of stock option exercises	-	624	-
Stock purchases for deferred compensation plan	(237)	(573)	-
Stock based compensation	15	-	-
Increase in other assets	(74)	(757)	(11)
(Decrease) increase in other liabilities	(89)	847	(145)
Equity in undistributed income of continuing operations	(10,118)	(8,890)	(5,668)
Equity in undistributed income of discontinued operations	-	-	(3,349)
Net cash provided by (used in) operating activities	(385)	144	(233)
Cash flows from investing activities:
Investment in subsidiary - continuing operations	(900)	(1,800)	-
Purchase of treasury shares	-	(143)	-
Net cash used in investing activities	(900)	(1,943)	-
Cash from Financing Activities:
Exercise of stock options	700	1,275	358
Tax benefit of stock option exercises	260	-	-
Net cash provided by financing activities	960	1,275	358
(Decrease) increase in cash	(325)	(524)	125
Cash, beginning of period	438	962	837
Cash, end of period	$113	$438	$962

19. Quarterly Financial Data (Unaudited):

The following tables are summary unaudited income statement information for each of the quarters ended during 2006 and 2005.

Summary of Selected Quarterly Consolidated Financial Data
	For the Quarter Ended, 2006
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data:
Total interest income	$17,081	$16,031	$14,570	$15,063
Total interest expense	8,837	7,704	6,384	5,754
Net interest income	8,244	8,327	8,186	9,309
Provision (recovery) for loan losses	(10)	-	61	1,313
Non-interest income	807	874	844	1,115
Non-interest expense	5,351	5,503	5,122	5,041
Provision for income taxes	1,225	1,263	1,320	1,399
Net income	$2,485	$2,435	$2,527	$2,671

Per Share Data:
Basic:
Net income	$0.26	$0.26	$0.27	$0.28

Diluted:
Net income	$0.25	$0.25	$0.26	$0.28

	For the Quarter Ended, 2005
(Dollars in thousands, except per share data)	Fourth	Third	Second	First

Income Statement Data:
Total interest income	$12,821	$11,233	$10,495	$10,832
Total interest expense	5,049	3,976	3,564	3,634
Net interest income	7,772	7,257	6,931	7,198
Provision for loan losses	49	315	119	703
Non-interest income	808	904	759	1,143
Non-interest expense	4,593	4,603	4,540	4,471
Provision for income taxes	1,342	1,102	997	1,045
Net income	$2,596	$2,141	$2,034	$2,122

Per Share Data:
Basic:
Net income	$0.28	$0.23	$0.22	$0.24

Diluted:
Net income	$0.27	$0.22	$0.21	$0.23

20.	Discontinued Operations - First Bank of Delaware Spin-off:

The Company spun off its former subsidiary, the First Bank of Delaware, on January 31, 2005. In accordance with SFAS No. 144, the spin-off is being presented as a discontinued operation (See Note 1).

The major classes of income and expense for the year ended December 31, 2004 included in the Company’s Consolidated Statement of Income was as follows:

(Dollars in thousands)
2004
Total interest income	$4,192
Total interest expense	444
Net interest income	3,748
Provision for loan losses	1,463
Non-interest income	7,986
Non-interest expense	5,211
Provision for income taxes	1,711
Income from discontinued operations, net of tax	$3,349