Form 10-Q
period 2007-03-31
REPUBLIC FIRST BANCORP INC
filed 2007-05-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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
10,446,692 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of May 8, 2007

Exhibit index appears on page 29

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
Dollars in thousands, except per share data

ASSETS:	March 31, 2007	December 31, 2006
	(unaudited)
Cash and due from banks	$11,543	$19,454
Interest bearing deposits with banks	682	426
Federal funds sold	26,456	63,247
Total cash and cash equivalents	38,681	83,127

Investment securities available for sale, at fair value	101,155	102,039
Investment securities held to maturity, at amortized cost
(Fair value of $294 and $338, respectively)	291	333
Restricted stock, at cost	8,072	6,804
Loans receivable (net of allowance for loan losses of
$8,355 and $8,058, respectively)	824,087	784,002
Premises and equipment, net	6,809	5,648
Other real estate owned, net	572	572
Accrued interest receivable	5,773	5,370
Bank owned life insurance	11,395	11,294
Other assets	10,185	9,635
Total Assets	$1,007,020	$1,008,824
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$78,100	$78,131
Demand – interest-bearing	45,500	47,573
Money market and savings	334,303	260,246
Time less than $100,000	132,774	138,566
Time over $100,000	223,451	230,257
Total Deposits	814,128	754,773

Short-term borrowings	96,796	159,723
Accrued interest payable	5,803	5,224
Other liabilities	7,181	8,184
Subordinated debt	6,186	6,186
Total Liabilities	930,094	934,090
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of March 31, 2007 and December 31, 2006	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 10,721,753 as of March 31, 2007
and 9,746,312 as of December 31, 2006	107	97
Additional paid in capital	74,831	63,342
Retained earnings	4,146	13,511
Treasury stock at cost (275,611 and 250,555 shares, respectively)	(1,688)	(1,688)
Stock held by deferred compensation plan	(810)	(810)
Accumulated other comprehensive income	340	282
Total Shareholders’ Equity	76,926	74,734
Total Liabilities and Shareholders’ Equity	$1,007,020	$1,008,824

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
Dollars in thousands, except per share data
(unaudited)

	Three months ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$15,300	$14,154
Interest on federal funds sold and other interest-earning assets	235	400
Interest and dividends on investment securities	1,542	509
Total interest income	17,077	15,063

Interest expense:
Demand interest-bearing	100	122
Money market and savings	3,022	1,699
Time less than $100,000	1,820	1,149
Time over $100,000	2,451	2,294
Other borrowings	2,119	490
Total interest expense	9,512	5,754
Net interest income	7,565	9,309
Provision for loan losses	80	1,313
Net interest income after provision
for loan losses	7,485	7,996

Non-interest income:
Loan advisory and servicing fees	212	511
Service fees on deposit accounts	302	453
Bank owned life insurance	101	87
Other income	25	64
	640	1,115
Non-interest expenses:
Salaries and employee benefits	2,616	2,924
Occupancy	537	435
Depreciation and amortization	334	200
Legal	77	167
Other real estate	3	1
Advertising	85	49
Data processing	159	130
Insurance	93	81
Professional fees	126	120
Taxes, other	203	215
Other expenses	762	719
	4,995	5,041

Income before provision for income taxes	3,130	4,070
Provision for income taxes	1,026	1,399

Net income	$2,104	$2,671

Net income per share (1):
Basic	$0.20	$0.26
Diluted	$0.20	$0.25

(1) 2006 amounts adjusted for 10% stock dividend paid on April 17, 2007

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
Dollars in thousands
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,104	$2,671
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	80	1,313
Depreciation and amortization	334	200
Stock based compensation	26	-
Amortization of (premiums) discounts on investment securities	(39)	50
Increase in value of bank owned life insurance	(101)	(87)
Increase in accrued interest receivable
and other assets	(953)	(1,121)
Increase (decrease) in accrued interest payable
and other liabilities	(424)	1,909
Net cash provided by operating activities	1,027	4,935
Cash flows from investing activities:
Purchase of securities:
Available for sale	(731)	-
Proceeds from maturities and calls of securities:
Held to maturity	42	-
Available for sale	1,712	768
Purchase of restricted stock	(1,268)	-
Proceeds from sale of restricted stock	-	1,182
Net increase in loans	(40,165)	(24,951)
Premises and equipment expenditures	(1,495)	(357)
Net cash used in investing activities	(41,905)	(23,358)
Cash flows from financing activities:
Net proceeds from exercise of stock options	4	665
Net increase in demand, money market and savings deposits	71,953	2,172
Repayment of short term borrowings	(62,927)	(18,867)
Net increase (decrease) in time deposits	(12,598)	24,849
Net cash (used in) provided by financing activities	(3,568)	8,819
Decrease in cash and cash equivalents	(44,446)	(9,604)
Cash and cash equivalents, beginning of period	83,127	106,974
Cash and cash equivalents, end of period	$38,681	$97,370
Supplemental disclosure:
Interest paid	$8,933	$4,735

(See notes to consolidated financial statements)

 Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2007 and 2006
Dollars in thousands
 (unaudited)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734
Total other comprehensive income, net of taxes of $44	58	-	-	-	-	-	58	58
Net income	2,104	-	-	2,104	-	-	-	2,104
Total comprehensive income	$2,162
Stock based compensation		-	26	-	-	-	-	26
Stock dividend (974,441 shares)		10	11,459	(11,469)	-	-	-	-
Options exercised (1,000 shares)		-	4	-	-	-	-	4

Balance March 31, 2007		$107	$74,831	$4,146	$(1,688)	$(810)	$340	$76,926

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive loss, net of taxes of ($54)	(85)	-	-	-	-		(85)	(85)
Net income	2,671	-	-	2,671	-		-	2,671-
Total comprehensive income	$2,586
Stock dividend declared (885,612 shares)		8	12,169	(12,177)				-
Options exercised (111,436 shares)		1	664	-	-		-	665

Balance March 31, 2006		$97	$63,036	$6,060	$(1,688)	$(573)	$(4)	$66,928

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Organization

 Republic First Bancorp, Inc. (“the Company”) spun off its former subsidiary, the First Bank of Delaware, through a pro-rata distribution of one share of the common stock of the First Bank of Delaware (“FBD”) for every share of the Company’s common stock outstanding in 2005. The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware, and Camden counties.

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

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, other than temporary impairment of investment securities and the realization of deferred tax assets. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since these estimates are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates could differ materially in the near term. In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about out future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Share-Based Compensation:

At March 31, 2007, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any options granted vest within one to five years and has a maximum term of 10 years. The Black-Sholes option pricing model is utilized to determine the fair market value of stock options. In 2007 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years. A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond. No shares vested in the first quarter of 2007, but expense is recognized ratably over the period required to vest. There were 12,100 unvested options at January 1, 2007 with a fair value of $61,710 with $46,282 of that amount remaining to be recognized as expense. At March 31, 2007, there were 105,050 unvested options with a fair value of $486,885 with $445, 881 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 753,299 options outstanding was $4,097,947, while the intrinsic value of the 648,249 exercisable (vested) was $4,096,934. During the first quarter of 2007, 6,050 options were forfeited, with a weighted average grant fair value of $30,855.

A summary of the status of the Company’s stock options under the Stock Option Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 and 2006 are presented below:

	For the Three Months Ended March 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	661,449	$5.55	780,309	$5.43
Granted	99,000	11.77	-	-
Exercised	(1,100)	(3.88)	(122,579)	(5.43)
Forfeited	(6,050)	(12.14)	-	-
Outstanding, end of period	753,299	6.31	657,730	5.43

Options exercisable at period-end	648,249	5.43	657,730	5.43

Weighted average fair value of options granted during the period		$4.61		$-

	For the Three Months Ended March 31,
	2007	2006
Number of options exercised	1,100	122,579
Cash received	$4,270	$665,875
Intrinsic value	8,699	836,019
Tax benefit	3,045	292,607

The following table summarizes information about options outstanding under the Stock Option Plan as of March 31, 2007.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	114,040	3.8	$1.81	114,040	$1.81
$2.72 to $3.55	176,650	5.0	2.94	176,650	2.94
$3.76 to $4.62	27,825	4.5	4.00	27,825	4.00
$6.03 to $6.74	169,942	6.8	6.23	169,942	6.23
$9.94 to $12.14	264,842	8.8	10.81	159,792	10.16
	753,299		$6.31	648,249	$5.43

	For the Three Months Ended,
	March 31, 2007
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	12,100	$5.10
Granted	99,000	4.61
Vested	-	-
Forfeited	(6,050)	(5.10)
Nonvested at end of period	105,050	$4.64

During the three months ended March 31, 2007, $26,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan. The Company granted no options during the three months ended March 31, 2006, accordingly no compensation expense was recognized during the three months ended March 31, 2006.

Note 3: Reclassifications and Restatement for 10% Stock Dividend

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these consolidated financial statements (including stock options and earnings per share information) have been restated for a 10% stock dividend paid on April 17, 2007.

Note 4:  Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption did not have any impact on the Company's financial position or results of operations.

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

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company's financial position or results of operations.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

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

Note 7: Earnings Per Share:

   Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At March 31, 2007, there were 105,050 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price. No stock options were anti-dilutive at March 31, 2006. The following tables are a comparison of EPS for the three months ended March 31, 2007 and 2006. EPS has been restated for a stock dividend paid on April 17, 2007 (See Note 3).

Three months ended March 31,	2007		2006

Net Income	$2,104,000		$2,671,000
	Per			Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,446,077		10,330,110
Basic EPS		$0.20		$0.26
Add common stock equivalents representing dilutive stock options	311,876		274,819
Effect on basic EPS of dilutive CSE		$-		$(.01)
Equals total weighted average
shares and CSE (diluted)	10,757,953		10,604,929
Diluted EPS		$0.20		$0.25

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Quarterly Reports on Form 10-Q, filed by the Company in 2007 and 2006, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2007 Compared to December 31, 2006

Assets decreased $1.8 million to $1.007 billion at March 31, 2007, versus $1.009 billion at December 31, 2006. This decrease reflected a $44.4 million decrease in cash and cash equivalents partially offset by a $40.1 million increase in net loans.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $40.1 million, to $824.1 million at March 31, 2007, versus $784.0 million at December 31, 2006. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $13.3 million at March 31, 2007. Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $101.2 million at March 31, 2007, compared to $102.0 million at year-end 2006. The decrease reflected principal payments on mortgage backed securities. At March 31, 2007 and December 31, 2006, the portfolio had net unrealized gains of $515,000 and $427,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2007, securities held to maturity totaled $291,000, compared to $333,000 at year-end 2006.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB. When the debt is repaid, the purchase price of the stock is refunded. At March 31, 2007, FHLB stock totaled $7.9 million, an increase of $1.3 million from $6.7 million at December 31, 2006.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit. At March 31, 2007 and December 31, 2006, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $44.4 million, to $38.7 million at March 31, 2007, from $83.1 million at December 31, 2006, primarily reflecting a decrease in federal funds sold.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $6.8 million at March 31, 2007, compared to $5.6 million at December 31, 2006, reflecting primarily main office relocation expenditures.

Other Real Estate Owned:

Other real estate owned amounted to $572,000 at March 31, 2007 and December 31, 2006.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.4 million at March 31, 2007 and $11.3 million at December 31, 2006. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $550,000 to $10.2 million at March 31, 2007, from $9.6 million at December 31, 2006, principally resulting from an increase in prepaid taxes and insurance.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships. Total deposits increased by $59.4 million to $814.1 million at March 31, 2007 from $754.8 million at December 31, 2006. Average transaction account balances increased 6.1% or $22.6 million more than the prior year period to $390.6 million in the first quarter of 2007. Period end time deposits decreased $12.6 million, or 3.4% to $356.2 million at March 31, 2007, versus $368.8 million at the prior year-end. The decrease in period end time deposits was more than offset by a $72.0 million, or 18.6%, increase in period end transaction deposits to $457.9 million at March 31, 2007 versus $386.0 million at December 31, 2006.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation. Republic had no term borrowings at March 31, 2007 and December 31, 2006. Republic had short-term borrowings (overnight) of $96.8 million at March 31, 2007 versus $159.7 million at the prior year-end.

Shareholders’ Equity:

Total shareholders’ equity increased $2.2 million to $76.9 million at March 31, 2007, versus $74.7 million at December 31, 2006. This increase was primarily the result of year-to-date net income of $2.1 million, with the balance of the increase resulting from an increase in accumulated other comprehensive income.

Three Months Ended March 31, 2007 compared to March 31, 2006
Results of Operations:

Overview

The Company's net income decreased to $2.1 million or $0.20 per diluted share for the three months ended March 31, 2007, compared to $2.7 million, or $0.25 per diluted share for the comparable prior year period. There was a $2.0 million, or 13.4%, increase in total interest income, reflecting a 14.0% increase in average loans outstanding and a 163.0% increase in average investment securities while interest expense increased $3.8 million, reflecting a 320.6% increase in average borrowings outstanding and higher rates on deposits. Accordingly, net interest income decreased $1.7 million between the periods. Contributing to the $1.7 million decrease in net interest income was the impact of $1.5 million in net interest income related to tax refund loans in 2006 which was not earned in the first quarter of 2007 due to the discontinuation of the program. The provision for loan losses in the first quarter of 2007 decreased to $80,000, compared to $1.3 million provision expense in the first quarter of 2006, reflecting the impact of $207,000 of tax refund recoveries in first quarter 2007 and $1.1 million in tax refund charge-offs in first quarter 2006. Non-interest income decreased $475,000 to $640,000 in first quarter 2007 compared to $1.1 million in first quarter 2006 due to decreases in fees on loan and deposit accounts. Non-interest expenses decreased $46,000 to $5.0 million compared to $5.1 million in the first quarter of 2006. Return on average assets and average equity from continuing operations of 0.88% and 11.26% respectively, in the first quarter of 2007 compared to 1.33% and 16.63% respectively for the same period in 2006.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. Yields are adjusted for tax equivalency in first quarter 2007, as Republic had tax-exempt income. Republic had no tax exempt income on securities in first quarter 2006.

	For the three months ended			For the three months ended
	March 31, 2007			March 31, 2006
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$19,767	$235	4.82%	$36,130	$400	4.49%
Securities	109,568	1,609	5.87%	41,663	509	4.89%
Loans receivable	798,716	15,300	7.77%	700,896	14,154	8.19%
Total interest-earning assets	928,051	17,144	7.49%	778,689	15,063	7.85%

Other assets	37,416			37,689

Total assets	$965,467			$816,378

Interest-bearing liabilities:
Demand-non interest
bearing	$77,819			$86,076
Demand interest-bearing	43,808	$100	0.93%	61,943	$122	0.80%
Money market & savings	269,000	3,022	4.56%	220,053	1,699	3.13%
Time deposits	329,578	4,271	5.26%	336,529	3,443	4.15%
Total deposits	720,205	7,393	4.16%	704,601	5,264	3.03%
Total interest-bearing
deposits	642,386	7,393	4.67%	618,525	5,264	3.45%

Other borrowings (1)	155,348	2,119	5.53%	36,932	490	5.38%

Total interest-bearing
liabilities	$797,734	$9,512	4.84%	$655,457	$5,754	3.56%
Total deposits and
other borrowings	875,553	9,512	4.41%	741,533	5,754	3.15%

Non interest-bearing
liabilites	14,118			9,701
Shareholders' equity	75,796			65,144
Total liabilities and
shareholders' equity	$965,467			$816,378

Net interest income		$7,632			$9,309
Net interest spread			2.65%			4.29%

Net interest margin			3.34%			4.85%

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

Rate/Volume Table

	Three months ended March 31, 2007
	versus March 31, 2006
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(197)	$32	$(165)
Securities	984	116	1,100
Loans	1,874	(728)	1,146
Total interest-earning assets	2,661	(580)	2,081

Interest expense of deposits
Interest-bearing demand deposits	41	(19)	22
Money market and savings	(550)	(774)	(1,324)
Time deposits	90	(917)	(827)
Total deposit interest expense	(419)	(1,710)	(2,129)
Other borrowings	(1,615)	(14)	(1,629)
Total interest expense	(2,034)	(1,724)	(3,758)
Net interest income	$627	$(2,304)	$(1,677)

The Company’s tax equivalent net interest margin decreased 151 basis points to 3.34% for the three months ended March 31, 2007, versus 4.85% in the prior year comparable period. Excluding the impact of tax refund loans, which are substantially all a first quarter 2006 event, the net interest margin was 3.34% in first quarter 2007 and 4.25% in first quarter 2006.

While yields on interest-bearing assets decreased 36 basis points to 7.49% in first quarter 2007 from 7.85% in first quarter 2006, the yield on total deposits and other borrowings increased 126 basis points to 4.41% from 3.15% between those respective periods. The decrease in yields on assets resulted primarily from the high yield tax refund loans recorded in first quarter 2006. The increase in yields on deposits was due to repricing of maturing time deposits as well as increases in short-term rates on money market and savings deposits.

The Company's tax equivalent net interest income decreased $1.7 million, or 18.7%, to $7.6 million for the three months ended March 31, 2007, from $9.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans due to impact of tax refund loans recorded in first quarter 2006 which more than offset the growth in average interest-earning assets. Average interest-earning assets amounted to $928.1 million for first quarter 2007 and $778.7 million for first quarter 2006. The $149.4 million increase resulted from loan growth of $97.8 million and securities growth of $67.9 million.

The Company’s total tax equivalent interest income increased $2.0 million, or 13.4%, to $17.1 million for the three months ended March 31, 2007, from $15.1 million for the prior year comparable period. Interest and fees on loans increased $1.1 million, or 8.1%, to $15.3 million for the three months ended March 31, 2007, from $14.2 million for the prior year comparable period. The increase in commercial loan interest income of $2.8 million resulted from a 19.6% increase in average commercial loans outstanding. This increase was partially offset by $1.7 million in interest on tax refund loans recorded in 2006 at a yield of 23.9% on average loans outstanding of $28.4 million. Interest and dividends on investment securities increased $1.1 million to $1.6 million for the three months ended March 31, 2007, from $509,000 for the prior year comparable period. This increase reflected an increase in average securities outstanding of $67.9 million, or 163.0%, to $109.6 million from $41.7 million for the prior year comparable period. Interest on federal funds sold and other interest-earning assets decreased $165,000, or 41.3%, as increases in short-term market interest rates were more than offset by the $16.4 million decrease in average balances to $19.8 million for first quarter 2007 from $36.1 million for the comparable prior year period.

The Company's total interest expense increased $3.8 million, or 65.3%, to $9.5 million for the three months ended March 31, 2007, from $5.8 million for the prior year comparable period. Interest-bearing liabilities averaged $797.7 million for the three months ended March 31, 2007, versus $655.5 million for the prior year comparable period, or an increase of $142.3 million. The increase reflected additional funding utilized for loan growth and securities growth. Average deposit balances increased $15.6 million while there was a $118.4 million increase in average other borrowings. The average rate paid on interest-bearing liabilities increased 128 basis points to 4.84% for the three months ended March 31, 2007. Interest expense on time deposit balances increased $828,000 to $4.3 million in first quarter 2007, from $3.4 million in the comparable prior year period. Money market and savings interest expense increased $1.3 million to $3.0 million in first quarter 2007, from $1.7 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment. Accordingly, rates on total interest-bearing deposits increased 122 basis points in first quarter 2007 compared to first quarter 2006.

Interest expense on other borrowings increased $1.6 million to $2.1 million in first quarter 2007, as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $118.4 million, or 320.6%, between those respective periods. These increases in balances reflected the reduced growth in deposit balances, of 2.2%, and were required to fund the 19.2% growth in interest-earning assets. Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate of other borrowings increased to 5.53% in first quarter 2007, from 5.38% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $6.2 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $80,000 in first quarter 2007 compared to $1.3 million in first quarter 2006. The first quarter 2006 provision reflected $1.1 million for losses on tax refund loans, which were more than offset by $1.5 million in related net revenues. The remaining provision in first quarter 2006 primarily reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology. The comparable first quarter 2007 provision reflected $207,000 for recoveries on tax refund loans. The remaining provision in first quarter 2007 also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income decreased $475,000 to $640,000 for first quarter 2007 compared to $1.1 million for the three months ended March 31, 2006, primarily due to a decrease of $299,000 in first quarter 2007 related to loan advisory and servicing fees and a $151,000 decrease in service fees on deposit accounts. The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income. The decrease in service fees on deposit accounts reflected the termination of services to several large customers.

Non-Interest Expenses

Total non-interest expenses decreased $46,000 or 0.9% to $5.0 million for the three months ended March 31, 2007, from $5.1 million for the prior year comparable period. Salaries and employee benefits decreased $308,000 or 10.5%, to $2.6 million for the three months ended March 31, 2007, from $2.9 million for the prior year comparable period. That decrease reflected a reduction in bonus and incentive expense and increased salary deferrals based on higher loan originations.

Occupancy expense increased $102,000, or 23.4%, to $537,000 in first quarter 2007, compared to $435,000 in first quarter 2006. The increase reflected two additional branches which opened in the second and third quarters of 2006.

Depreciation expense increased $134,000 or 67.0% to $334,000 for the three months ended March 31, 2007, versus $200,000 for the prior year comparable period. The increase was primarily due to the impact of the two additional branch locations.

Legal fees decreased $90,000, or 53.9%, to $77,000 in first quarter 2007, compared to $167,000 in first quarter 2006, resulting from reduced fees on a number of different matters.

Advertising expense increased $36,000, or 73.5%, to $85,000 in first quarter 2007, compared to $49,000 in first quarter 2006. The increase was primarily due to higher levels of print and TV advertising.

Data processing expense increased $29,000, or 22.3%, to $159,000 in first quarter 2007, compared to $130,000 in first quarter 2006, primarily due to Check 21 related expenses.

Insurance expense increased $12,000, or 14.8%, to $93,000 in first quarter 2007, compared to $81,000 in first quarter 2006, resulting from the overall growth of the Company.

Professional fees increased $6,000, or 50%, to $126,000 in first quarter 2007, compared to $120,000 in first quarter 2006.

Taxes, other decreased $12,000, or 5.6%, to $203,000 for the three months ended March 31, 2007, versus $215,000 for the comparable prior year period.

Other expenses increased $43,000, or 5.6% to $762,000 for the three months ended March 31, 2007, from $719,000 for the prior year comparable period, which reflected the impact of the two additional branch locations.

Provision for Income Taxes

The provision for income taxes for continuing operations decreased $373,000, to $1.0 million for the three months ended March 31, 2007, from $1.4 million for the prior year comparable period. That increase was primarily the result of the decrease in pre-tax income. The effective tax rates in those periods were 33% and 34% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $149.7 million and $163.2 million and standby letters of credit of approximately $3.8 million and $7.3 million at March 31, 2007, and December 31, 2006, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at March 31, 2007, and December 31, 2006:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At March 31, 2007
Total risk based capital
Republic	$90,657	10.33%	$70,202	8.00%	$87,753	10.00%
Company	90,940	10.35%	70,292	8.00%	-	N/A
Tier one risk based capital
Republic	82,302	9.38%	35,101	4.00%	52,652	6.00%
Company	82,585	9.40%	35,146	4.00%	-	N/A
Tier one leveraged capital
Republic	82,302	8.54%	48,201	5.00%	48,201	5.00%
Company	82,585	8.55%	48,223	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006
Total risk based capital
Republic	$88,256	10.28%	$61,009	8.00%	$76,261	10.00%
Company	88,510	10.30%	61,098	8.00%	-	N/A
Tier one risk based capital
Republic	80,198	9.34%	30,505	4.00%	45,757	6.00%
Company	80,452	9.36%	30,549	4.00%	-	N/A
Tier one leveraged capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company	80,452	8.75%	45,990	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $38.7 million at March 31, 2007, compared to $83.1 million at December 31, 2006, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At March 31, 2007, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2007. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At March 31, 2007 Republic had $140.7 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $82.7 million at December 31, 2006. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At March 31, 2007, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $153.5 million. Certificates of deposit scheduled to mature in one year totaled $339.6 million at March 31, 2007. There were no FHLB advances outstanding at March 31, 2007, and short-term borrowings of $96.8 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position. That line of credit totaled $15.0 million and was unused at March 31, 2007. Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $222.5 million. As of March 31, 2007, Republic had borrowed $96.8 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.

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

Investment Securities Portfolio

At March 31, 2007, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management. Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $100.6 million and $101.2 million as of March 31, 2007, respectively. The net unrealized gain on investment securities available for sale as of that date was approximately $515,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $13.3 million at March 31, 2007. Individual customers may have several loans often secured by different collateral.

Net loans increased $40.1 million, to $824.1 million at March 31, 2007, from $784.0 million at December 31, 2006. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of March 31, 2007		As of December 31, 2006
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$499,630	60.0%	$465,506	58.8%
Construction and land development	223,868	26.9	218,671	27.6
Non real estate secured	76,215	9.2	71,816	9.1
Non real estate unsecured	6,120	0.7	8,598	1.1
	805,833	96.8	764,591	96.6

Residential real estate	6,093	0.7	6,517	0.8
Consumer & other	20,516	2.5	20,952	2.6
Total loans, net of unearned income	832,442	100.0%	792,060	100.0%

Less: allowance for loan losses	(8,355)		(8,058)

Net loans	$824,087		$784,002

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	March 31, 2007	December 31, 2006
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	9,089	6,916
Total non-performing loans (1)	9,089	6,916
Other real estate owned	572	572

Total non-performing assets (2)	$9,661	$7,488

Non-performing loans as a percentage of total loans net of unearned
Income	1.09%	0.87%
Non-performing assets as a percentage of total assets	0.96%	0.74%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual-loans increased $2.2 million, to $9.1 million at March 31, 2007, from $6.9 million at December 31, 2006. The increase reflected the transition of one loan totaling $2.5 million to non accrual status in first quarter 2007 from 60 to 89 days past due at December 31, 2006.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2007, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $9.1 million at March 31, 2007, and $6.9 million at December 31, 2006, and the amount of related valuation allowances were $1.8 million and $1.8 million respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At March 31, 2007, compared to December 31, 2006, accruing substandard loans had decreased to $142,000 from $162,000; while doubtful loans remained at $1.2 million from the $1.2 million balance at December 31, 2006. There were no loans classified as loss at those dates.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $3.5 million at March 31, 2007 and $40,000 at December 31, 2006; and (ii) 60 to 89 days past due, at March 31, 2007 and December 31, 2006, in the aggregate principal amount of $74,000 and $2.5 million, respectively. The increase in the loans delinquent 30 to 59 days reflects a $3.4 million loan transferred to special mention status. The decrease in the loans delinquent 60 to 89 days reflects the $2.5 million loan transferred to non accrual status.

Other Real Estate Owned:
The balance of other real estate owned amounted to $572,000 at March 31, 2007 and December 31, 2006. There was no activity during 2007.

At March 31, 2007, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the three months ended March 31, 2007, and 2006, and the twelve months ended December 31, 2006 is as follows:

	For the three months ended	For the twelve months ended	For the three months ended
(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Balance at beginning of period	$8,058	$7,617	$7,617
Charge-offs:
Commercial and construction	-	601	67
Tax refund loans	-	1,286	1,060
Consumer	-	-	-
Total charge-offs	-	1,887	1,127
Recoveries:
Commercial and construction	9	37	-
Tax refund loans	207	927	-
Consumer	1	-	-
Total recoveries	217	964	-
Net charge-offs	(217)	923	1,127
Provision for loan losses	80	1,364	1,313
Balance at end of period	$8,355	$8,058	$7,803
Average loans outstanding (1)	$798,716	$728,754	$700,896

As a percent of average loans (1):
Net charge-offs (annualized)	(0.11)%	0.13%	0.65%
Provision for loan losses (annualized)	0.04%	0.19%	0.76%
Allowance for loan losses	1.05%	1.11%	1.11%
Allowance for loan losses to:
Total loans, net of unearned income at period end	1.00%	1.02%	1.11%
Total non-performing loans at period end	91.92%	116.51%	219.43%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at March 31, 2007. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category. The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2007, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $805.8 million, $6.1 million and $20.5 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the 2006 Annual Report on Form 10-K filed with the SEC.

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

(b)  Changes in internal controls.

 There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Republic First Bancorp, Inc.

____________________________________
/s/Harry D. Madonna
Chairman, President and Chief Executive Officer

____________________________________
/s/Paul Frenkiel
Executive Vice President and Chief Financial Officer

Dated: May 10, 2007