Form 10-Q
period 2007-06-30
REPUBLIC FIRST BANCORP INC
filed 2007-08-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

Commission File Number: 000-17007

Republic First Bancorp, Inc.
(Exact name of business issuer as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of	IRS Employer Identification
incorporation or organization)	Number

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

215-735-4422
(Registrant's telephone number, including area code)

Former Address: 1608 Walnut Street, Philadelphia, PA 19103
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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latestpracticable date.
10,337,409 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of August 8, 2007

Exhibit index appears on page 36

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
Dollars in thousands, except per share data

ASSETS:	June 30, 2007	December 31, 2006

Cash and due from banks	$14,249	$19,454
Interest bearing deposits with banks	353	426
Federal funds sold	57,537	63,247
Total cash and cash equivalents	72,139	83,127

Investment securities available for sale, at fair value	78,971	102,039
Investment securities held to maturity, at amortized cost
(Fair value of $294 and $338, respectively)	291	333
Restricted stock, at cost	7,620	6,804
Loans receivable (net of allowance for loan losses of
$7,661 and $8,058, respectively)	828,937	784,002
Premises and equipment, net	8,513	5,648
Other real estate owned, net	499	572
Accrued interest receivable	5,154	5,370
Bank owned life insurance	11,497	11,294
Other assets	10,959	9,635
Total Assets	$1,024,580	$1,008,824
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$83,049	$78,131
Demand – interest-bearing	38,942	47,573
Money market and savings	274,946	260,246
Time less than $100,000	146,397	138,566
Time over $100,000	254,836	230,257
Total Deposits	798,170	754,773

Short-term borrowings	121,791	159,723
Accrued interest payable	7,039	5,224
Other liabilities	8,770	8,184
Subordinated debt	11,341	6,186
Total Liabilities	947,111	934,090
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 10,735,720 as of June 30, 2007
and 9,746,312 as of December 31, 2006	107	97
Additional paid in capital	74,896	63,342
Retained earnings	6,114	13,511
Treasury stock at cost (320,111 and 250,555 shares, respectively)	(2,124)	(1,688)
Stock held by deferred compensation plan	(810)	(810)
Accumulated other comprehensive income (loss)	(714)	282
Total Shareholders’ Equity	77,469	74,734
Total Liabilities and Shareholders’ Equity	$1,024,580	$1,008,824

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
Dollars in thousands, except per share data
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$15,657	$13,751	$30,957	$27,905
Interest and dividends on taxable investment securities	1,236	567	2,654	1,076
Interest and dividends on tax-exempt investment securities	125	-	249	-
Interest on federal funds sold and other interest-earning assets	169	252	404	652
Total interest income	17,187	14,570	34,264	29,633

Interest expense:
Demand interest-bearing	118	92	218	214
Money market and savings	3,532	2,245	6,554	3,944
Time less than $100,000	1,861	1,322	3,681	2,471
Time over $100,000	2,789	1,280	5,240	3,574
Other borrowings	1,377	1,445	3,496	1,935
Total interest expense	9,677	6,384	19,189	12,138
Net interest income	7,510	8,186	15,075	17,495
Provision for loan losses	63	61	143	1,374
Net interest income after provision
for loan losses	7,447	8,125	14,932	16,121

Non-interest income:
Loan advisory and servicing fees	347	317	559	828
Service fees on deposit accounts	280	405	582	858
Gain on sale of other real estate owned	2	-	2	-
Bank owned life insurance	102	90	203	177
Other income	24	32	49	96
	755	844	1,395	1,959
Non-interest expenses:
Salaries and employee benefits	2,545	2,931	5,161	5,855
Occupancy	604	430	1,141	865
Depreciation and amortization	355	208	689	408
Legal	195	138	272	305
Other real estate	17	2	20	3
Advertising	159	139	244	188
Data processing	155	108	314	238
Insurance	94	84	187	165
Professional fees	124	146	250	266
Taxes, other	211	176	414	391
Other expenses	824	760	1,586	1,479
	5,283	5,122	10,278	10,163

Income before provision for income taxes	2,919	3,847	6,049	7,917
Provision for income taxes	951	1,320	1,977	2,719

Net income	$1,968	$2,527	$4,072	$5,198

Net income per share (1):
Basic	$0.19	$0.24	$0.39	$0.50
Diluted	$0.18	$0.24	$0.38	$0.49

(1) 2006 amounts adjusted for 10% stock dividend paid on April 17, 2007

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
Dollars in thousands
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,072	$5,198
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	143	1,374
Gain on sale of other real estate owned	(2)	-
Depreciation and amortization	689	408
Stock based compensation	59	5
Amortization of (discounts) premiums on investment securities	(72)	106
Increase in value of bank owned life insurance	(203)	(177)
(Increase) decrease in accrued interest receivable
and other assets	(595)	244
Increase (decrease) in accrued interest payable
and other liabilities	2,401	(87)
Net cash provided by operating activities	6,492	7,071
Cash flows from investing activities:
Purchase of securities:
Available for sale	(886)	(2,985)
Proceeds from maturities and calls of securities:
Held to maturity	42	-
Available for sale	22,517	1,219
Purchase of restricted stock	(816)	-
Proceeds from sale of restricted stock	-	328
Net increase in loans	(45,078)	(63,726)
Net proceeds from sale of other real estate owned	75	-
Premises and equipment expenditures	(3,554)	(2,180)
Net cash used in investing activities	(27,700)	(67,344)
Cash flows from financing activities:
Net proceeds from exercise of stock options	36	677
Purchase of treasury shares	(436)	-
Net increase (decrease) in demand, money market and savings deposits	10,987	(1,574)
(Repayment) increase of short term borrowings	(37,932)	8,390
Issuance of subordinated debt	5,155	-
Net increase (decrease) in time deposits	32,410	(1,528)
Net cash provided by financing activities	10,220	5,965
Decrease in cash and cash equivalents	(10,988)	(54,308)
Cash and cash equivalents, beginning of period	83,127	106,974
Cash and cash equivalents, end of period	$72,139	$52,666
Supplemental disclosure:
Interest paid	$17,374	$10,818
Taxes paid	$2,150	$3,100

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
Dollars in thousands
(unaudited)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock, at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734
Total other comprehensive loss, net of taxes of $(513)	(996)	–	–	–	–	–	(996)	(996)
Net income	4,072	–	–	4,072	–	–	–	4,072
Total comprehensive income	$3,076
Stock based compensation		–	59	–	–	–	–	59
Stock dividend (974,441 shares)		10	11,459	(11,469)	–	–	–	–
Options exercised (15,067 shares)		–	36	–	–	–	–	36
Purchase of treasury shares (44,500 shares)		–	–	–	(436)	–	–	(436)
Balance June 30, 2007		$107	$74,896	$6,114	$(2,124)	$(810)	$(714)	$77,469

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock, at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive loss, net of taxes of ($97)	(188)	–	–	–	–	–	(188)	(188)
Net income	5,198	–	–	5,198	–	–	–	5,198
Total comprehensive income	$5,010
Stock based compensation		–	5	–	–	–	–	5
Stock dividend declared (885,279 shares)		8	12,165	(12,173)				–
Options exercised (113,640 shares)		1	676	–	–	–	–	677

Balance June 30, 2006		$97	$63,049	$8,591	$(1,688)	$(573)	$(107)	$69,369

 (See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:                      Organization

 Republic First Bancorp, Inc. (“the Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware, and Camden counties.

Both Republic and First Bank of Delaware ("FBD"), a former subsidiary, share data processing, accounting, human resources and compliance services through BSC Services Corp. (”BSC”), which is a subsidiary of FBD.  BSC allocates its cost on the basis of usage, to Republic and FBD, which classify such costs to the appropriate non-interest expense categories.

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

Note 2:                      Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial  information  and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, other than temporary impairment of investment securities and the realization of deferred tax assets. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since these estimates are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates could differ materially in the near term.  In estimating the carrying values of other real estate owned, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fait value, less the cost to sell.  In estimating other than temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others.  Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Share-Based Compensation:

At June 30, 2007, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.  The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2007 the following assumptions were utilized; a cash dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No shares vested in the first six months of 2007, but expense is recognized ratably over the period required to vest.  There were 12,100 unvested options at January 1, 2007 with a fair value of $61,710 with $46,282 of that amount remaining to be recognized as expense.  At June 30, 2007, there were 105,050 unvested options with a fair value of $486,885 with $412,591 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 739,332 options outstanding was $2,373,256, while the intrinsic value of the 634,282 exercisable (vested) was $2,600,556. During the first six months of 2007, 6,050 options were forfeited, with a weighted average grant fair value of $30,855.

A summary of the status of the Company’s stock options under the Stock Option Plan as of June 30, 2007 and 2006 and changes during the six months ended June 30, 2007 and 2006 are presented below:

	For the Six Months Ended June 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	661,449	$5.55	780,309	$5.43
Granted	99,000	11.77	12,100	12.14
Exercised	(15,067)	(2.42)	(125,004)	(5.43)
Forfeited	(6,050)	(12.14)	-	-
Outstanding, end of period	739,332	6.39	667,405	5.55
Options exercisable at period-end	634,282	5.50	655,305	5.43
Weighted average fair value of options granted during the period		$4.61		$5.10

	For the Six Months Ended June 30,
	2007	2006
Number of options exercised	15,067	125,004
Cash received	$36,413	$677,118
Intrinsic value	115,589	855,103
Tax benefit	40,456	299,286

The following table summarizes information about options outstanding under the Stock Option Plan as of June 30, 2007.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	106,586	3.5	$ 1.81	106,586	$ 1.81
$2.72 to $3.55	170,687	4.7	2.94	170,687	2.94
$3.76 to $4.62	27,275	4.3	4.00	27,275	4.00
$6.03 to $6.74	169,942	6.6	6.23	169,942	6.23
$9.94 to $12.14	264,842	8.5	10.81	159,792	10.16
	739,332		$ 6.39	634,282	$5.50

	For the Six Months Ended,
	June 30, 2007
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	12,100	$5.10
Granted	99,000	4.61
Vested	-	-
Forfeited	(6,050)	(5.10)
Nonvested at end of period	105,050	$4.64

    During the three months ended June 30, 2007, $33,000 was recognized in compensation expense, with a 35% assumed tax benefit for the Stock Option Plan.  During the six months ended June 30, 2007, $59,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the three months and six months ended June 30, 2006, $5,000 was recognized in compensation expense for the Stock Option Plan.

Note 3:                      Reclassifications and Restatement for 10% Stock Dividend

Certain items in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year’s presentation format. There was no effect on net income for the periods presented herein as a result of reclassifications. All applicable amounts in these consolidated financial statements (including stock options and share information) have been restated for a 10% stock dividend paid on April 17, 2007.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption did not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which may require the Company to recognize an additional liability and compensation expense related to its deferred compensation agreements.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract.  EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this guidance on January 1, 2007.  The adoption did not have any effect on the Company’s financial position or results of operations.

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

Note 7:      Earnings Per Share:

    Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At June 30, 2007, there were 130,460 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  No stock options were anti-dilutive at June 30, 2006.  The following tables are a comparison of EPS for the three months ended June 30, 2007 and 2006.  EPS has been restated for a stock dividend paid on April 17, 2007 (See Note 3).

Three months ended June 30,	2007		2006

Net Income	$1,968,000		$2,527,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,448,394		10,440,493
Basic EPS		$0.19		$0.24
Add common stock equivalents representing dilutive stock options	289,924		284,750
Effect on basic EPS of dilutive CSE		$(0.01)		$-
Equals total weighted average
shares and CSE (diluted)	10,738,318		10,725,243
Diluted EPS		$0.18		$0.24

The following tables are a comparison of EPS for the six months ended June 30, 2007 and 2006.  EPS has been restated for a stock dividend paid on April 17, 2007 (See Note 3).

Six months ended June 30,	2007		2006

Net Income	$4,072,000		$5,198,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,447,236		10,385,301
Basic EPS		$0.39		$0.50
Add common stock equivalents representing dilutive stock options	301,692		279,852
Effect on basic EPS of dilutive CSE		$(0.01)		$(0.01)
Equals total weighted average
shares and CSE (diluted)	10,748,928		10,665,153
Diluted EPS		$0.38		$0.49

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

Financial Condition:

June 30, 2007 Compared to December 31, 2006

Assets increased $15.6 million to $1.03 billion at June 30, 2007, versus $1.01 billion at December 31, 2006. This increase reflected a $44.9 million increase in net loans partially offset by a $23.1 million decrease in investment securities and an $11.0 million decrease in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $44.9 million, to $828.9 million at June 30, 2007, versus $784.0 million at December 31, 2006. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $13.3 million at June 30, 2007. Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $79.0 million at June 30, 2007, compared to $102.0 million at year-end 2006. The decrease reflected principal payments on U.S. government agency and mortgage backed securities. At June 30, 2007 and December 31, 2006, the portfolio had net unrealized losses of $1.1 million and net unrealized gains of $427,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At June 30, 2007, securities held to maturity totaled $291,000, compared to $333,000 at year-end 2006.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At June 30, 2007, FHLB stock totaled $7.5 million, an increase of $816,000 from $6.7 million at December 31, 2006.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit.  At June 30, 2007 and December 31, 2006, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $11.0 million, to $72.1 million at June 30, 2007, from $83.1 million at December 31, 2006, primarily reflecting decreases in federal funds sold and cash and due from banks.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $8.5 million at June 30, 2007, compared to $5.6 million at December 31, 2006, reflecting primarily main office relocation expenditures.

Other Real Estate Owned:

Other real estate owned amounted to $499,000 at June 30, 2007 compared to $572,000 at December 31, 2006, as a result of a sale of a parcel of land in second quarter 2007.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.5 million at June 30, 2007 and $11.3 million at December 31, 2006. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $1.3 million to $11.0 million at June 30, 2007, from $9.6 million at December 31, 2006, principally resulting from increases in the deferred tax asset related to market value changes in investment securities, prepaid taxes and prepaid insurance.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are the Company’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.  Total deposits increased by $43.4 million to $798.2 million at June 30, 2007 from $754.8 million at December 31, 2006.  Average transaction account balances increased 12.8% or $48.3 million more than the prior year period to $425.1 million in the second quarter of 2007. Period end time deposits increased $32.4 million, or 8.8% to $401.2 million at June 30, 2007, versus $368.8 million at the prior year-end.  In addition, period end transaction deposits increased $11.0 million, or 2.8% to $396.9 million at June 30, 2007 versus $386.0 million at December 31, 2006.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are utilized as additional funding sources.   The Company had no term borrowings at June 30, 2007 and December 31, 2006.  The Company had short-term borrowings (overnight) of $121.8 million at June 30, 2007 versus $159.7 million at the prior year-end.

Subordinated debt:

Subordinated debt amounted to $11.3 million at June 30, 2007, compared to $6.2 million at December 31, 2006, as a result of a $5.2 million issuance of  trust preferred securities in June 2007 at a rate of LIBOR plus 1.55%.

Shareholders’ Equity:

Total shareholders’ equity increased $2.7 million to $77.5 million at June 30, 2007, versus $74.7 million at December 31, 2006. This increase was primarily the result of year-to-date net income of $4.1 million and first quarter other comprehensive income of $58,000, partially offset by a second quarter other comprehensive loss of $1.1 million and $436,000 in stock repurchases.

Three Months Ended June 30, 2007 compared to June 30, 2006
Results of Operations:

Overview

The Company's net income decreased to $2.0 million or $0.18 per diluted share for the three months ended June 30, 2007, compared to $2.5 million, or $0.24 per diluted share for the comparable prior year period.  There was a $2.6 million, or 18.0%, increase in total interest income, reflecting a 17.3% increase in average loans outstanding and a 125.7% increase in average investment securities while interest expense increased $3.3 million, reflecting a 32.3% increase in average interest-bearing deposits

outstanding and higher rates thereon.   Accordingly, net interest income decreased $676,000 between the periods.  Contributing to the $676,000 decrease in net interest income was the impact of $356,000 in interest income reductions due to the increase in non-performing loans in the second quarter of 2007 and the impact of $181,000 in net interest income related to tax refund loans in 2006 which was not earned in the second quarter of 2007 due to the discontinuation of the program. The provision for loan losses in the second quarter of 2007 increased to $63,000, compared to $61,000 provision expense in the second quarter of 2006.  Non-interest income decreased $89,000 to $755,000 in second quarter 2007 compared to $844,000 in second quarter 2006 due to a decrease in fees on deposit accounts.  Non-interest expenses increased $161,000 to $5.3 million compared to $5.1 million in the second quarter of 2006 relecting the impact of two new branches. Return on average assets and average equity of 0.81% and 10.18% respectively, in the second quarter of 2007 compared to 1.27% and 14.87% respectively for the same period in 2006.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency for tax exempt municipal securities income in second quarter 2007.  Republic had no tax exempt income on securities in second quarter 2006.

	For the three months ended			For the three months ended
	June 30, 2007			June 30, 2006
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$12,785	$169	5.30%	$20,656	$252	4.89%
Securities	97,328	1,428	5.87%	43,131	567	5.26%
Loans receivable	821,173	15,657	7.65%	700,313	13,751	7.88%
Total interest-earning assets	931,286	17,254	7.43%	764,100	14,570	7.65%

Other assets	39,124			36,253

Total assets	$970,410			$800,353

Interest-bearing liabilities:
Demand-non interest
bearing	$77,010			$84,283
Demand interest-bearing	40,577	$118	1.17%	46,953	$92	0.79%
Money market & savings	307,512	3,532	4.61%	245,556	2,245	3.67%
Time deposits	353,792	4,650	5.27%	238,212	2,602	4.38%
Total deposits	778,891	8,300	4.27%	615,004	4,939	3.22%
Total interest-bearing
deposits	701,881	8,300	4.74%	530,721	4,939	3.73%

Other borrowings (1)	99,873	1,377	5.53%	107,800	1,445	5.37%

Total interest-bearing
liabilities	$801,754	$9,677	4.84%	$638,521	$6,384	4.01%
Total deposits and
other borrowings	878,764	9,677	4.42%	722,804	6,384	3.54%

Non interest-bearing
liabilites	14,086			9,408
Shareholders' equity	77,560			68,141
Total liabilities and
shareholders' equity	$970,410			$800,353

Net interest income		$7,577			$8,186
Net interest spread			2.59%			3.64%

Net interest margin			3.26%			4.30%

(1) Includes $6.4 million of trust preferred securities

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Three months ended June 30, 2007
	versus June 30, 2006
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(104)	$21	$(83)
Securities (1)	793	68	861
Loans	2,304	(398)	1,906
Total interest-earning assets (1)	2,993	(309)	2,684

Interest expense of deposits
Interest-bearing demand deposits	19	(45)	(26)
Money market and savings	(712)	(575)	(1,287)
Time deposits	(1,519)	(529)	(2,048)
Total deposit interest expense	(2,212)	(1,149)	(3,361)
Other borrowings	109	(41)	68
Total interest expense	(2,103)	(1,190)	(3,293)
Net interest income (1)	$890	$(1,499)	$(609)

(1) As adjusted for tax equivalency for tax exempt municipal securities income

The Company’s tax equivalent net interest margin decreased 104 basis points to 3.26% for the three months ended June 30, 2007, versus 4.30% in the prior year comparable period.

While yields on interest-bearing assets decreased 22 basis points to 7.43% in second quarter 2007 from 7.65% in second quarter 2006, the yield on total deposits and other borrowings increased 88 basis points to 4.42% from 3.54% between those respective periods. The decrease in yields on assets resulted primarily from interest income reductions due to the increase in non-performing loans in second quarter 2007 and the high yield tax refund loans recorded in second quarter 2006.  The increase in yields on deposits was due to the repricing of maturing time deposits at higher rates and increases in rates on money market and savings deposits.

The Company's tax equivalent net interest income decreased $609,000, or 7.4%, to $7.6 million for the three months ended June 30, 2007, from $8.2 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the increased income from growth in average interest-earning assets, primarily loans. Average interest-earning assets amounted to $931.3 million for second quarter 2007 and $764.1 million for second quarter 2006.  The $167.2 million increase resulted from loan growth of $120.9 million and securities growth of $54.2 million.

The Company’s total tax equivalent interest income increased $2.7 million, or 18.4%, to $17.3 million for the three months ended June 30, 2007, from $14.6 million for the prior year comparable period.  Interest and fees on loans increased $1.9 million, or 13.9%, to $15.7 million for the three months ended June 30, 2007, from $13.8 million for the prior year comparable period.  A total gross increase in interest and fees on loans reflected a 17.3% increase in average commercial loans outstanding less $356,000 in interest reductions due to an increase in non-performing loans in the second quarter of 2007.  In second quarter 2006, $190,000 in interest on short-term tax refund loans was realized.  Interest and dividends on investment securities increased $861,000 to $1.4 million for the three months ended June 30, 2007, from $567,000 for the prior year comparable period.  This increase reflected an increase in average securities outstanding of $54.2 million, or 125.7%, to $97.3 million from $43.1 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $83,000, or 32.9%, as increases in short-term market interest rates were more than offset by the $7.9 million decrease in average balances to $12.8 million for second quarter 2007 from $20.7 million for the comparable prior year period.

The Company's total interest expense increased $3.3 million, or 51.6%, to $9.7 million for the three months ended June 30, 2007, from $6.4 million for the prior year comparable period. Interest-bearing liabilities averaged $801.8 million for the three months ended June 30, 2007, versus $638.5 million for the prior year comparable period, or an increase of $163.2 million. The increase reflected additional funding utilized for loan growth and securities growth. Average deposit balances increased $163.9 million while there was a $7.9 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities increased 83 basis points to 4.84% for the three months ended June 30, 2007. Interest expense on time deposit balances increased $2.0 million to $4.7 million in second quarter 2007, from $2.6 million in the comparable prior year period.  Money market and savings interest expense increased $1.3 million to $3.5 million in second quarter 2007, from $2.2 million in the comparable prior year period. The increase in interest expense on deposits reflected higher average deposit balances as well as the higher short-term interest rate environment, as detailed in the rate/volume table. Accordingly, rates on total interest-bearing deposits increased 101 basis points in second quarter 2007 compared to second quarter 2006.

Interest expense on other borrowings decreased $68,000 to $1.4 million in second quarter 2007, as a result of decreased average balances. Average other borrowings, primarily overnight FHLB borrowings, decreased $7.9 million, or 7.4%, between those respective periods. These decreases in balances reflected the growth in average deposit balances of 26.6%.  Rates on other borrowings,  reflecting the higher short-term interest rate environment, increased to 5.53% in second quarter 2007, from 5.37% in the comparable prior year period. Interest expense on other borrowings also includes the expense from $6.4 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $63,000 in second quarter 2007 compared to $61,000 in second quarter 2006.  The second quarter 2007 provision reflected $48,000 in recoveries on tax refund loans.  The comparable second quarter 2006 provision reflected $259,000 for recoveries on tax refund loans.  The  provision in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Total non-accrual loans increased from $9.1 million at March 31, 2007 to $16.6 million at June 30, 2007.  This increase did not necessitate an increase in the provision for loan losses because collateral was estimated as adequate to recover principal.

Non-Interest Income

Total non-interest income decreased $89,000 to $755,000 for second quarter 2007 compared to $844,000 for the three months ended June 30, 2006, primarily due to a $125,000 decrease in service fees on deposit accounts partially offset by a $30,000 increase in loan advisory and service fees.  The decrease in service fees on deposit accounts reflected the termination of services to several large customers.

Non-Interest Expenses

Total non-interest expenses increased $161,000 or 3.1% to $5.3 million for the three months ended June 30, 2007, from $5.1 million for the prior year comparable period. Salaries and employee benefits decreased $386,000 or 13.2%, to $2.5 million for the three months ended June 30, 2007, from $2.9 million for the prior year comparable period. That decrease primarily reflected a reduction in bonus and incentive expense.

Occupancy expense increased $174,000, or 40.5%, to $604,000 in second quarter 2007, compared to $430,000 in second quarter 2006. The increase reflected two additional branches which opened in the second and third quarters of 2006 as well as the corporate headquarters move in second quarter 2007.

Depreciation expense increased $147,000 or 70.7% to $355,000 for the three months ended June 30, 2007, versus $208,000 for the prior year comparable period.  The increase was primarily due to the impact of the two additional branch locations and the corporate headquarters move.

Legal fees increased $57,000, or 41.3%, to $195,000 in second quarter 2007, compared to $138,000 in second quarter 2006, resulting from increased fees on a number of different matters.

Advertising expense increased $20,000, or 14.4%, to $159,000 in second quarter 2007, compared to $139,000 in second quarter 2006.  The increase was primarily due to higher levels of print advertising.

Data processing expense increased $47,000, or 43.5%, to $155,000 in second quarter 2007, compared to $108,000 in second quarter 2006, primarily due to Check 21 related expenses and other system enhancements.

Insurance expense increased $10,000, or 11.9%, to $94,000 in second quarter 2007, compared to $84,000 in second quarter 2006, resulting from the overall growth of the Company.

Professional fees decreased $22,000, or 15.1%, to $124,000 in second quarter 2007, compared to $146,000 in second quarter 2006, reflecting decreases in recruiting expenses.

Taxes, other increased $35,000, or 19.9%, to $211,000 for the three months ended June 30, 2007, versus $176,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses increased $64,000, or 8.4% to $824,000 for the three months ended June 30, 2007, from $760,000 for the prior year comparable period, reflecting the impact of the two additional branch locations.

Provision for Income Taxes

The provision for income taxes decreased $369,000, to $951,000 for the three months ended June 30, 2007, from $1.3 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 33% and 34% respectively.

Six Months Ended June 30, 2007 compared to June 30, 2006
Results of Operations:

Overview

The Company's net income decreased to $4.1 million or $0.38 per diluted share for the six months ended June 30, 2007, compared to $5.2 million, or $0.49 per diluted share for the comparable prior year period.  There was a $4.6 million, or 15.6%, increase in total interest income, reflecting a 15.6% increase in average loans outstanding and a 143.4% increase in average investment securities while interest expense increased $7.1 million, reflecting a 17.0% increase in average interest-bearing deposits outstanding, a 75.7% increase in average borrowings outstanding and higher rates thereon.   Accordingly, net interest income decreased $2.4 million between the periods.  Contributing to the $2.4 million decrease in net interest income was the impact of $1.6 million in net interest income related to tax refund loans in 2006 which was not earned in the first six months of 2007 due to the discontinuation of the program. Also there were $425,000 in interest reductions due to the increase in non-performing loans in the first six months of 2007. The provision for loan losses in the first six months of 2007 decreased to $143,000, compared to $1.4 million provision expense in the first six months of 2006, reflecting the impact of $256,000 of net tax refund recoveries in first six months of 2007 and $800,000 in net tax refund charge-offs in first six months of 2006.  Non-interest income decreased $564,000 to $1.4 million in first six months of 2007 compared to $2.0 million in first six months of 2006 reflecting decreases in advisory fees on loans and service charges on deposit accounts.  Non-interest expenses increased $115,000 to $10.3 million compared to $10.2 million in the first six months of 2006. Return on average assets and average equity of 0.85% and 10.71% respectively, in the first six months of 2007 compared to 1.30% and 15.74% respectively for the same period in 2006.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency for tax exempt municipal securities income in the first six months of 2007.  Republic had no tax exempt income on securities in first six months of 2006.

	For the six months ended			For the six months ended
	June 30, 2007			June 30, 2006
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$16,257	$404	5.01%	$28,350	$652	4.64%
Securities	103,414	3,037	5.87%	42,488	1,076	5.06%
Loans receivable	810,003	30,957	7.71%	700,603	27,905	8.03%
Total interest-earning assets	929,674	34,398	7.46%	771,441	29,633	7.75%

Other assets	38,595			36,880

Total assets	$968,269			$808,321

Interest-bearing liabilities:
Demand-non interest
bearing	$77,729			$85,175
Demand interest-bearing	42,184	$218	1.04%	54,406	$214	0.79%
Money market & savings	288,362	6,554	4.58%	232,875	3,944	3.42%
Time deposits	341,752	8,921	5.26%	287,099	6,045	4.25%
Total deposits	750,027	15,693	4.22%	659,555	10,203	3.12%
Total interest-bearing
deposits	672,298	15,693	4.71%	574,380	10,203	3.58%

Other borrowings (1)	127,458	3,496	5.53%	72,562	1,935	5.38%

Total interest-bearing
liabilities	$799,756	$19,189	4.84%	$646,942	$12,138	3.78%
Total deposits and
other borrowings	877,485	19,189	4.41%	732,117	12,138	3.34%

Non interest-bearing
liabilites	14,142			9,602
Shareholders' equity	76,642			66,602
Total liabilities and
shareholders' equity	$968,269			$808,321

Net interest income		$15,209			$17,495
Net interest spread			2.62%			3.97%

Net interest margin			3.30%			4.57%

(1) Includes $6.3 million of average trust preferred securities

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Six months ended June 30, 2007
	versus June 30, 2006
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(303)	$55	$(248)
Securities (1)	1,775	186	1,961
Loans	4,181	(1,129)	3,052
Total interest-earning assets (1)	5,653	(888)	4,765

Interest expense of deposits
Interest-bearing demand deposits	63	(67)	(4)
Money market and savings	(1,261)	(1,349)	(2,610)
Time deposits	(1,427)	(1,449)	(2,876)
Total deposit interest expense	(2,625)	(2,865)	(5,490)
Other borrowings	(1,506)	(55)	(1,561)
Total interest expense	(4,131)	(2,920)	(7,051)
Net interest income (1)	$1,522	$(3,808)	$(2,286)

(1) As adjusted for tax equivalency for tax exempt municipal securities income

The Company’s tax equivalent net interest margin decreased 127 basis points to 3.30% for the six months ended June 30, 2007, versus 4.57% in the prior year comparable period.  Excluding the impact of tax refund loans, which are substantially all a first quarter 2006 event, the net interest margin was 3.30% in the first six months of 2007 and 4.22% in the prior year comparable period.

While yields on interest-bearing assets decreased 29 basis points to 7.46% in the first six months of 2007 from 7.75% in the prior year comparable period, the yield on total deposits and other borrowings increased 107 basis points to 4.41% from 3.34% between those respective periods. The decrease in yields on assets resulted primarily from the high yield tax refund loans recorded in the first six months of 2006 as well as interest reductions due to the increase in non accrual loans in the first six months of 2007.  The increase in yields on deposits was due to the repricing of maturing time deposits at higher rates and increases in rates on money market and savings deposits.

The Company's tax equivalent net interest income decreased $2.3 million, or 13.1%, to $15.2 million for the six months ended June 30, 2007, from $17.5 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the impact of the growth in average interest-earning assets, primarily loans. Average interest-earning assets amounted to $929.7 million for the first six months of 2007 and $771.4 million for the comparable prior year period.  The $158.2 million increase resulted from loan growth of $109.4 million and securities growth of $60.9 million.

The Company’s total tax equivalent interest income increased $4.8 million, or 16.1%, to $34.4 million for the six months ended June 30, 2007, from $29.6 million for the prior year comparable period.

Interest and fees on loans increased $3.1 million, or 10.9%, to $31.0 million for the six months ended June 30, 2007, from $27.9 million for the prior year comparable period.  A gross increase in interest and fees on loans of $4.9 million resulted from an 18.8% increase in average commercial loans outstanding less $425,000 in interest reductions due to an increase in non-performing loans in the first six months of 2007.  This increase was partially offset by $1.9 million in interest on tax refund loans realized in 2006.   Interest and dividends on investment securities increased $2.0 million to $3.0 million for the six months ended June 30, 2007, from $1.1 million for the prior year comparable period.  This increase reflected an increase in average securities outstanding of $60.9 million, or 143.4%, to $103.4 million from $42.5 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $248,000 or 38.0%, as increases in short-term market interest rates were more than offset by the $12.1 million decrease in average balances to $16.3 million for the first six months of 2007 from $28.4 million for the comparable prior year period.

The Company's total interest expense increased $7.1 million, or 58.1%, to $19.2 million for the six months ended June 30, 2007, from $12.1 million for the prior year comparable period. Interest-bearing liabilities averaged $799.8 million for the six months ended June 30, 2007, versus $646.9 million for the prior year comparable period, or an increase of $152.8 million. The increase reflected additional funding utilized for loan and securities growth. Average deposit balances increased $90.5 million while there was a $54.9 million increase in average other borrowings. The average rate paid on interest-bearing liabilities increased 106 basis points to 4.84% for the six months ended June 30, 2007. Interest expense on time deposit balances increased $2.9 million to $8.9 million in the first six months of 2007, from $6.0 million in the comparable prior year period.  Money market and savings interest expense increased $2.6 million to $6.6 million in the first six months of 2007, from $3.9 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher short-term interest rate environment as well as higher average deposit balances. Accordingly, rates on total interest-bearing deposits increased 113 basis points in the first six months of 2007 compared to the comparable prior year period.

Interest expense on other borrowings increased $1.6 million to $3.5 million in the first six months of 2007, as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $54.9 million, or 75.7%, between those respective periods. Increases in balances were utilized to fund loan growth.  Rates on overnight borrowings reflected the higher short-term interest rate environment as the rate of other borrowings increased to 5.53% the first six months of 2007, from 5.38% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $6.3 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $143,000 in the first six months of 2007 compared to $1.4 million in for the comparable prior year period.  The first six months of 2006 provision reflected $800,000 for net charge-offs of tax refund loans, which were more than offset by $1.6 million in related net revenues.  The comparable 2007 provision reflected $256,000 for net recoveries on tax refund loans.  The remaining provision in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Non-accrual loans increased from $6.9 million at December 31, 2006 to $16.6 million at June 30, 2007.  This increase did not necessitate an increase in the provision for loan losses because collateral was estimated as adequate to recover principal.

Non-Interest Income

Total non-interest income decreased $564,000 to $1.4 million for the first six months of 2007 compared to $2.0 million for the comparable prior year period, primarily due to a decrease of $269,000 in the first six months of 2007 related to loan advisory and servicing fees and a $276,000 decrease in service fees on deposit accounts.  The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income.  The decrease in service fees on deposit accounts reflected the termination of services to several large customers.

Non-Interest Expenses

Total non-interest expenses increased $115,000 or 1.1% to $10.3 million for the six months ended June 30, 2007, from $10.2 million for the prior year comparable period. Salaries and employee benefits decreased $694,000 or 11.9%, to $5.2 million for the six months ended June 30, 2007, from $5.9 million for the prior year comparable period. That decrease reflected a reduction in bonus and incentive expense.

Occupancy expense increased $276,000, or 31.9%, to $1.1 million in the first six months of 2007, compared to $865,000 for the comparable prior year period. The increase reflected two additional branches which opened in the second and third quarters of 2006 as well as the corporate headquarters move in second quarter 2007.

Depreciation expense increased $281,000 or 68.9% to $689,000 for the six months ended June 30, 2007, versus $408,000 for the prior year comparable period.  The increase was primarily due to the impact of the two additional branch locations and the corporate headquarters move.

Legal fees decreased $33,000, or 10.8%, to $272,000 in the first six months of 2007, compared to $305,000 for the comparable prior year period, resulting from reduced fees on a number of different matters.

Advertising expense increased $56,000, or 29.8%, to $244,000 in the first six months of 2007, compared to $188,000 for the comparable prior year period.  The increase was primarily due to higher levels of print advertising.

Data processing expense increased $76,000, or 31.9%, to $314,000 in the first six months of 2007, compared to $238,000 for the comparable prior year period, primarily due to Check 21 related expenses and other system enhancements.

Insurance expense increased $22,000, or 13.3%, to $187,000 in the first six months of 2007, compared to $165,000 for the comparable prior year period, resulting from the overall growth of the Company.

Professional fees decreased $16,000, or 6.0%, to $250,000 in the first six months of 2007, compared to $266,000 for the comparable prior year period, reflecting decreases in recruiting expenses

Taxes, other increased $23,000, or 5.9%, to $414,000 for the six months ended June 30, 2007, versus $391,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses increased $107,000, or 7.2% to $1.6 million for the six months ended June 30, 2007, from $1.5 million for the prior year comparable period, which reflected the impact of the two additional branch locations.

Provision for Income Taxes

The provision for income taxes decreased $742,000, to $2.0 million for the six months ended June 30, 2007, from $2.7 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 33% and 34% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $189.8 million and $163.2 million and standby letters of credit of approximately $4.5 million and $7.3 million at June 30, 2007, and December 31, 2006, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at June 30, 2007, and December 31, 2006:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At June 30, 2007
Total risk based capital
Republic	$96,495	10.74%	$71,904	8.00%	$89,880	10.00%
Company	96,844	10.76%	72,006	8.00%	-	N/A
Tier one risk based capital
Republic	88,834	9.88%	35,952	4.00%	53,928	6.00%
Company	89,183	9.91%	36,003	4.00%	-	N/A
Tier one leveraged capital
Republic	88,834	9.17%	48,456	5.00%	48,456	5.00%
Company	89,183	9.18%	48,571	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006
Total risk based capital
Republic	$88,256	10.28%	$61,009	8.00%	$76,261	10.00%
Company	88,510	10.30%	61,098	8.00%	-	N/A
Tier one risk based capital
Republic	80,198	9.34%	30,505	4.00%	45,757	6.00%
Company	80,452	9.36%	30,549	4.00%	-	N/A
Tier one leveraged capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company	80,452	8.75%	45,990	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $72.1 million at June 30, 2007, compared to $83.1 million at December 31, 2006, due primarily to decreases in federal funds sold and cash and due from banks. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At June 30, 2007, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2007. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At June 30, 2007 Republic had $150.2 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $82.7 million at December 31, 2006. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At June 30, 2007, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $194.3 million. Certificates of deposit scheduled to mature in one year totaled $389.8 million at June 30, 2007. There were no FHLB advances outstanding at June 30, 2007, and short-term borrowings of $101.8 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million and was unused at June 30, 2007.  Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $252.0 million.  As of June 30, 2007, Republic had borrowed $101.8 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances with PNC.  As of June 30, 2007 and December 31, 2006, there were $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

At June 30, 2007, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $80.1 million and $79.0 million as of June 30, 2007, respectively.  The net unrealized loss on investment securities available for sale as of that date was approximately $1.1 million.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $13.3 million at June 30, 2007. Individual customers may have several loans often secured by different collateral.

Net loans increased $44.9 million, to $828.9 million at June 30, 2007, from $784.0 million at December 31, 2006. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of June 30, 2007		As of December 31, 2006
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$485,048	58.0%	$465,506	58.8%
Construction and land development	242,602	29.0	218,671	27.6
Non real estate secured	76,533	9.2	71,816	9.1
Non real estate unsecured	6,856	0.8	8,598	1.1
	811,039	97.0	764,591	96.6

Residential real estate	6,050	0.7	6,517	0.8
Consumer & other	19,509	2.3	20,952	2.6
Total loans, net of unearned income	836,598	100.0%	792,060	100.0%

Less: allowance for loan losses	(7,661)		(8,058)

Net loans	$828,937		$784,002

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	June 30, 2007	December 31, 2006
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	16,612	6,916
Total non-performing loans (1)	16,612	6,916
Other real estate owned	499	572

Total non-performing assets (2)	$17,111 *	$7,488

Non-performing loans as a percentage of total loans net of unearned
Income	1.99%	0.87%
Non-performing assets as a percentage of total assets	1.67%	0.74%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

      *  Subsequent to June 30, 2007, the Company collected the full $2.4 million principal balance included in the balance of non-accrual loans.  Additionally, all fees and past due default rate interest were collected and amounted to $249,486.  Also subsequent to that date, the Company sold an OREO property with a book balance of $457,000 for a gain of approximately $176,000.  Accordingly, the balance of non-performing assets at June 30, 2007 of $17.1 million, has been reduced to $14.3 million.

Non accrual-loans increased $9.7 million, to $16.6 million at June 30, 2007, from $6.9 million at December 31, 2006.  The increase reflected the transfer of one loan totaling $2.5 million to non accrual status in first quarter 2007 from 60 to 89 days past due at December 31, 2006 and the transfer of loans to two additional customers totaling $10.5 million to non accrual status in second quarter 2007.  These increases were partially offset by the payoff of one loan totaling $1.9 million in second quarter 2007 and the charge-off and pay down of loans to one customer totaling $1.0  million in the first and second quarters of 2007.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2007, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $16.6 million at June 30, 2007, and $6.9 million at December 31, 2006, and the amount of related valuation allowances were $1.2 million and $1.8 million respectively at those dates. The primary reason for the decrease was the elimination of the impairment on the second quarter charge-offs.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At June 30, 2007, compared to December 31, 2006, accruing substandard loans had decreased to $74,000 from $162,000; while doubtful loans had decreased to $170,000 from the $1.2 million balance at December 31, 2006 due to the aforementioned charge-off and pay down of loans to one customer totaling $1.0 million. There were no loans classified as loss at those dates.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $298,000 at June 30, 2007 and $40,000 at December 31, 2006; and (ii) 60 to 89 days past due, at June 30, 2007 and December 31, 2006, in the aggregate principal amount of $74,000 and $2.5 million, respectively. The increase in the loans delinquent 30 to 59 days reflects $260,000 in loans that remain at full accrual status.  The decrease in the loans delinquent 60 to 89 days reflects the $2.5 million loan transferred to non accrual status in the first quarter of 2007.

Other Real Estate Owned:
The balance of other real estate owned decreased to $499,000 at June 30, 2007 from $572,000 at December 31, 2006 due to the sale of one property in second quarter 2007.

At June 30, 2007, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the six months ended June 30, 2007, and 2006, and the twelve months ended December 31, 2006 is as follows:

	For the six months ended	For the twelve months ended	For the six months ended
(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Balance at beginning of period	$8,058	$7,617	$7,617
Charge-offs:
Commercial and construction	876	601	434
Tax refund loans	-	1,286	1,286
Consumer	2	-	-

Total charge-offs	878	1,887	1,720
Recoveries:
Commercial and construction	81	37	1
Tax refund loans	256	927	484
Consumer	1	-	-
Total recoveries	338	964	485
Net charge-offs	540	923	1,235
Provision for loan losses	143	1,364	1,374
Balance at end of period	$7,661	$8,058	$7,756
Average loans outstanding (1)	$810,003	$728,754	$700,603

As a percent of average loans (1):
Net charge-offs (annualized)	0.13%	0.13%	0.36%
Provision for loan losses (annualized)	0.04%	0.19%	0.40%
Allowance for loan losses	0.95%	1.11%	1.11%
Allowance for loan losses to:
Total loans, net of unearned income at period end	0.92%	1.02%	1.05%
Total non-performing loans at period end	46.12%	116.51%	269.59%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at June 30, 2007. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2007, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $811.0 million, $6.1 million and $19.5 million.

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

(b)  Changes in internal controls.

      There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
None

ITEM 1A: RISK FACTORS
No material changes from risk factors as previously disclosed in the Company’s Form  10-K in response to Item 1A in Part 1 of Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Puchased as Part of Publically Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (a) (b) (c)
June 20 through
June 29, 2007	44,500	$9.79	44,500	455,500

(a) The implementation of the Stock Repurchase Program was announced on June 13, 2007.
(b) The amount of shares to be repurchased will not exceed 5%, or approximately 500,000 shares.
(c) The repurchase program is in effect from June 14, 2007 through June 30, 2008.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of Republic First Bancorp Inc., to take action upon the reelection of three directors was held on April 24, 2007 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA, 19102.  Written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 30 days prior thereto.  As of the record date of said meeting of the shareholders, the number of shares then issued and outstanding was 10,721,753 shares of common stock, of which 10,446,432 were entitled to vote.  A total of 9,698,882 shares were voted for the reelection of three directors.  No nominee received less that 97.8% of the voted shares.  Therefore, pursuant to such approval, the following directors were reelected to the Company:
Neal I. Rodin
Steven J. Shotz
Barry L. Spevak

Existing Directors	Term	Expiration
William W. Batoff	3 years	2008
Robert J. Coleman	3 years	2009
Louis J. DeCesare	2 years	2008
Lyle W. Hall, Jr.	3 years	2009
Harry D. Madonna	3 years	2008
Harris Wildstein, Esq	3 years	2009

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

Dated: August 9, 2007