Form 10-Q
period 2007-09-30
REPUBLIC FIRST BANCORP INC
filed 2007-11-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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
10,320,908 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of November 7, 2007

Exhibit index appears on page 36

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	4

Consolidated Statements of Income for the three and nine months ended
September 30, 2007 and 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2007 and 2006 (unaudited)	6

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended
September 30, 2007 and 2006 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
Dollars in thousands, except per share data
(unaudited)

ASSETS:	September 30, 2007	December 31, 2006

Cash and due from banks	$10,958	$19,454
Interest bearing deposits with banks	990	426
Federal funds sold	64,986	63,247
Total cash and cash equivalents	76,934	83,127

Investment securities available for sale, at fair value	80,539	102,039
Investment securities held to maturity, at amortized cost
(Fair value of $284 and $338, respectively)	281	333
Restricted stock, at cost	10,471	6,804
Loans receivable (net of allowance for loan losses of
$8,791 and $8,058, respectively)	832,983	784,002
Premises and equipment, net	10,946	5,648
Other real estate owned, net	42	572
Accrued interest receivable	5,429	5,370
Bank owned life insurance	11,604	11,294
Other assets	10,890	9,635
Total Assets	$1,040,119	$1,008,824
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$80,451	$78,131
Demand – interest-bearing	32,548	47,573
Money market and savings	246,311	260,246
Time less than $100,000	118,927	138,566
Time over $100,000	291,652	230,257
Total Deposits	769,889	754,773

Short-term borrowings	168,435	159,723
Accrued interest payable	4,302	5,224
Other liabilities	7,780	8,184
Subordinated debt	11,341	6,186
Total Liabilities	961,747	934,090
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 10,735,720 as of September 30, 2007
and 9,746,312 as of December 31, 2006	107	97
Additional paid in capital	74,930	63,342
Retained earnings	7,350	13,511
Treasury stock at cost (416,303 and 250,555 shares, respectively)	(2,993)	(1,688)
Stock held by deferred compensation plan	(810)	(810)
Accumulated other comprehensive income (loss)	(212)	282
Total Shareholders’ Equity	78,372	74,734
Total Liabilities and Shareholders’ Equity	$1,040,119	$1,008,824

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
Dollars in thousands, except per share data
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$16,209	$14,868	$47,166	$42,773
Interest and dividends on taxable investment securities	1,198	884	3,852	1,960
Interest and dividends on tax-exempt investment securities	131	31	380	31
Interest on federal funds sold and other interest-earning assets	139	248	543	900
Total interest income	17,677	16,031	51,941	45,664

Interest expense:
Demand interest-bearing	109	165	327	379
Money market and savings	2,816	2,437	9,370	6,381
Time less than $100,000	1,829	1,625	5,510	4,096
Time over $100,000	2,921	1,851	8,161	5,425
Other borrowings	2,198	1,626	5,694	3,561
Total interest expense	9,873	7,704	29,062	19,842
Net interest income	7,804	8,327	22,879	25,822
Provision for loan losses	1,282	-	1,425	1,374
Net interest income after provision
for loan losses	6,522	8,327	21,454	24,448

Non-interest income:
Loan advisory and servicing fees	156	194	715	1,022
Service fees on deposit accounts	289	309	871	1,167
Gain on sale of other real estate owned	183	130	185	130
Bank owned life insurance	106	93	309	270
Other income	26	148	75	244
	760	874	2,155	2,833
Non-interest expenses:
Salaries and employee benefits	2,713	3,083	7,874	8,938
Occupancy	688	482	1,829	1,347
Depreciation and amortization	347	253	1,036	661
Legal	166	145	438	450
Other real estate	3	-	23	3
Advertising	141	173	385	361
Data processing	172	113	486	351
Insurance	106	96	293	261
Professional fees	129	144	379	410
Taxes, other	204	176	618	567
Other expenses	819	838	2,405	2,317
	5,488	5,503	15,766	15,666

Income before provision for income taxes	1,794	3,698	7,843	11,615
Provision for income taxes	558	1,263	2,535	3,982

Net income	$1,236	$2,435	$5,308	$7,633

Net income per share (1):
Basic	$0.12	$0.23	$0.51	$0.73
Diluted	$0.12	$0.23	$0.50	$0.72

(1) 2006 amounts adjusted for 10% stock dividend paid on April 17, 2007

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
Dollars in thousands
(unaudited)
	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,308	$7,633
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,425	1,374
Gain on sale of other real estate owned	(185)	(130)
Depreciation and amortization	1,036	661
Stock based compensation	92	10
Amortization of (discounts) premiums on investment securities	(127)	116
Increase in value of bank owned life insurance	(309)	(270)
Increase in accrued interest receivable
and other assets	(1,061)	(600)
Increase (decrease) in accrued interest payable
and other liabilities	(1,326)	4,024
Net cash provided by operating activities	4,853	12,818
Cash flows from investing activities:
Purchase of securities:
Available for sale	(4,644)	(41,066)
Proceeds from maturities and calls of securities:
Held to maturity	52	54
Available for sale	25,523	1,662
Purchase of restricted stock	(3,667)	-
Proceeds from sale of restricted stock	-	225
Net increase in loans	(50,406)	(84,774)
Net proceeds from sale of other real estate owned	715	267
Premises and equipment expenditures	(6,334)	(2,841)
Net cash used in investing activities	(38,761)	(126,473)
Cash flows from financing activities:
Net proceeds from exercise of stock options	37	680
Purchase of treasury shares	(1,305)	-
Net decrease in demand, money market and savings deposits	(26,640)	(13,810)
Increase of short term borrowings	8,712	21,927
Issuance of subordinated debt	5,155	-
Net increase in time deposits	41,756	108,958
Net cash provided by financing activities	27,715	117,755
(Decrease) increase in cash and cash equivalents	(6,193)	4,100
Cash and cash equivalents, beginning of period	83,127	106,974
Cash and cash equivalents, end of period	$76,934	$111,074
Supplemental disclosure:
Interest paid	$29,984	$16,274
Taxes paid	$2,625	$3,700

(See notes to unaudited consolidated financial statements)

        Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2007 and 2006
Dollars in thousands
                (unaudited)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock, at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734
Total other comprehensive loss, net of taxes of $(254)	(494)	–	–	–	–	–	(494)	(494)
Net income	5,308	–	–	5,308	–	–	–	5,308
Total comprehensive income	$4,814
Stock based compensation		–	92	–	–	–	–	92
Stock dividend (974,441 shares)		10	11,459	(11,469)	–	–	–	–
Options exercised (15,067 shares)		–	37	–	–	–	–	37
Purchase of treasury shares (140,700 shares)		–	–	–	(1,305)	–	–	(1,305)

Balance September 30, 2007		$107	$74,930	$7,350	$(2,993)	$(810)	$(212)	$78,372

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock, at Cost	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677
Total other comprehensive loss, net of taxes of $35	67	–	–	–	–	–	67	67
Net income	7,633	–	–	7,633	–	–	–	7,633
Total comprehensive income	$7,700
Stock based compensation		–	10	–	–	–	–	10
Stock dividend declared (885,279 shares)		8	12,165	(12,173)				–
Options exercised (114,140 shares)		1	679	–	–	–	–	680

Balance September 30, 2006		$97	$63,057	$11,026	$(1,688)	$(573)	$148	$72,067

 (See notes to unaudited consolidated financial statements)

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

Both Republic and First Bank of Delaware (“FBD”), a former subsidiary, share data processing, accounting, human resources and compliance services through BSC Services Corp. (”BSC”), which is a subsidiary of FBD.  BSC allocates its cost on the basis of usage, to Republic and FBD, which classify such costs to the appropriate non-interest expense categories.

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

Note 2: Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial  information  and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Share-Based Compensation:

At September 30, 2007, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.  The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2007 the following assumptions were utilized; a cash dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No shares vested in the first nine months of 2007, but expense is recognized ratably over the period required to vest.  There were 12,100 unvested options at January 1, 2007 with a fair value of $61,710 with $46,282 of that amount remaining to be recognized as expense.  At September 30, 2007, there were 105,050 unvested options with a fair value of $486,885 with $379,301 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 739,332 options outstanding was $1,190,325, while the intrinsic value of the 634,282 exercisable (vested) was $1,585,705. During the first nine months of 2007, 6,050 options were forfeited, with a weighted average grant fair value of $30,855.

A summary of the status of the Company’s stock options under the Plan as of September 30, 2007 and 2006 and changes during the nine months ended September 30, 2007 and 2006 are presented below:

	For the Nine Months Ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	661,449	$5.55	780,309	$5.43
Granted	99,000	11.77	12,100	12.14
Exercised	(15,067)	(2.42)	(125,554)	(5.42)
Forfeited	(6,050)	(12.14)	(1,988)	(6.74)
Outstanding, end of period	739,332	6.39	664,867	5.55
Options exercisable at period-end	634,282	5.50	652,767	5.43
Weighted average fair value of options granted during the period		$4.61		$5.10

	For the Nine Months Ended September 30,
	2007	2006
Number of options exercised	15,067	125,554
Cash received	$36,413	$680,253
Intrinsic value	115,589	858,634
Tax benefit	40,456	300,522

The following table summarizes information about options outstanding under the Plan as of September 30, 2007.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	106,586	3.3	$ 1.81	106,586	$ 1.81
$2.72 to $3.55	170,687	4.5	2.94	170,687	2.94
$3.76 to $4.62	27,275	4.0	4.00	27,275	4.00
$6.03 to $6.74	169,942	6.3	6.23	169,942	6.23
$9.94 to $12.14	264,842	8.3	10.81	159,792	10.16
	739,332		$ 6.39	634,282	$5.50

	For the Nine Months Ended,
	September 30, 2007
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	12,100	$ 5.10
Granted	99,000	4.61
Vested	-	-
Forfeited	(6,050)	(5.10)
Nonvested at end of period	105,050	$ 4.64

During the three months ended September 30, 2007, $33,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the nine months ended September 30, 2007, $92,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the three months and nine months ended September 30, 2006, $5,000 and $10,000, respectively, was recognized in compensation expense for the Plan.

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

Note 7:    Earnings Per Share:
    Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At September 30, 2007, there were 264,842 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  No stock options were anti-dilutive at September 30, 2006.  The following tables are a comparison of EPS for the three months ended September 30, 2007 and 2006.  EPS has been restated for a stock dividend paid on April 17, 2007 (See Note 3).

Three months ended September 30,	2007		2006

Net Income	$1,236,000		$2,435,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,344,662		10,441,591
Basic EPS		$0.12		$0.23
Add common stock equivalents representing dilutive stock options	253,557		281,921
Effect on basic EPS of dilutive CSE		$-		$-
Equals total weighted average
shares and CSE (diluted)	10,598,219		10,723,517
Diluted EPS		$0.12		$0.23

The following tables are a comparison of EPS for the nine months ended September 30, 2007 and 2006.  EPS has been restated for a stock dividend paid on April 17, 2007 (See Note 3).

Nine months ended September 30,	2007		2006

Net Income	$5,308,000		$7,633,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,413,044		10,404,066
Basic EPS		$0.51		$0.73
Add common stock equivalents representing dilutive stock options	284,577		280,547
Effect on basic EPS of dilutive CSE		$(0.01)		$(0.01)
Equals total weighted average
shares and CSE (diluted)	10,697,621		10,684,613
Diluted EPS		$0.50		$0.72

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

Financial Condition:

September 30, 2007 Compared to December 31, 2006

Assets increased $31.3 million to $1.04 billion at September 30, 2007, versus $1.01 billion at December 31, 2006. This increase reflected a $49.0 million increase in net loans partially offset by a $21.6 million decrease in investment securities and a $6.2 million decrease in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Net loans increased $49.0 million, to $833.0 million at September 30, 2007, versus $784.0 million at December 31, 2006. Substantially all of the increase resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $13.3 million at September 30, 2007. Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $80.5 million at September 30, 2007, compared to $102.0 million at year-end 2006. The decrease reflected principal payments on U.S. government agency and mortgage backed securities. At September 30, 2007 and December 31, 2006, the portfolio had net unrealized losses of $321,000 and net unrealized gains of $427,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At September 30, 2007, securities held to maturity totaled $281,000, compared to $333,000 at year-end 2006.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At September 30, 2007, FHLB stock totaled $10.3 million, an increase of $3.7 million from $6.7 million at December 31, 2006.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit.  At September 30, 2007 and December 31, 2006, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $6.2 million, to $76.9 million at September 30, 2007, from $83.1 million at December 31, 2006, primarily reflecting a decrease in cash and due from banks.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $10.9 million at September 30, 2007, compared to $5.6 million at December 31, 2006, reflecting main office relocation expenditures and branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $42,000 at September 30, 2007 compared to $572,000 at December 31, 2006, as a result of sales of parcels of land in the second and third quarters of 2007.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.6 million at September 30, 2007 and $11.3 million at December 31, 2006. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $1.3 million to $10.9 million at September 30, 2007, from $9.6 million at December 31, 2006, principally resulting from increases in the deferred tax asset related to market value changes in investment securities, prepaid expenses, and receivables.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are the Company’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.  Total deposits increased by $15.1 million to $769.9 million at September 30, 2007 from $754.8 million at December 31, 2006.  Average transaction account balances decreased 2.8% or $10.5 million from the prior year period to $365.1 million in the third quarter of 2007. Period end time deposits increased $41.8 million, or 11.3% to $410.6 million at September 30, 2007, versus $368.8 million at the prior year-end.  In addition, period end transaction deposits decreased $26.6 million, or 6.9% to $359.3 million at September 30, 2007 versus $386.0 million at December 31, 2006.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are utilized as additional funding sources.   The Company had no term borrowings at September 30, 2007 and December 31, 2006.  The Company had short-term borrowings (overnight) of $168.4 million at September 30, 2007 versus $159.7 million at the prior year-end.

Subordinated debt:

Subordinated debt amounted to $11.3 million at September 30, 2007, compared to $6.2 million at December 31, 2006, as a result of a $5.2 million issuance of trust preferred securities in June 2007 at a rate of LIBOR plus 1.55%.

Shareholders’ Equity:

Total shareholders’ equity increased $3.6 million to $78.4 million at September 30, 2007, versus $74.7 million at December 31, 2006. This increase was primarily the result of year-to-date net income of $5.3 million partially offset by $1.3 million in stock repurchases and nine months other comprehensive loss of $494,000.

Three Months Ended September 30, 2007 compared to September 30, 2006
Results of Operations:

Overview

The Company's net income decreased to $1.2 million or $0.12 per diluted share for the three months ended September 30, 2007, compared to $2.4 million, or $0.23 per diluted share for the comparable prior year period.  There was a $1.6 million, or 10.3%, increase in total interest income, reflecting a 12.8% increase in average loans outstanding and a 49.1% increase in average investment securities while interest expense increased $2.2 million, reflecting a 10.4% increase in average interest-bearing deposits outstanding and higher rates thereon as well as a 42.1% increase in average borrowed funds.   Accordingly, net interest income decreased $523,000 between the periods.  Contributing to the $523,000 decrease in net interest income was the impact of interest income reductions due to the increase in non-performing loans in the third quarter of 2007. The provision for loan losses in the third quarter of 2007 increased to $1.3 million, compared to no provision expense in the third quarter of 2006 due to an increase in non accrual loans in third quarter 2007 as well as an increase in reserves on certain loans due to a downturn in the housing market.  Non-interest income decreased $114,000 to $760,000 in third quarter 2007 compared to $874,000 in third quarter 2006. Non-interest expenses decreased $15,000 to $5.5 million compared to $5.5 million in the third quarter of 2006. Return on average assets and average equity of 0.50% and 6.29% respectively, in the third quarter of 2007 compared to 1.13% and 13.66% respectively for the same period in 2006.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Interest income and yields are adjusted for tax equivalency for tax exempt municipal securities income.

	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$10,817	$139	5.10%	$18,524	$248	5.31%
Securities	89,042	1,399	6.28%	59,736	931	6.23%
Loans receivable	837,417	16,209	4.68%	742,420	14,868	7.95%
Total interest-earning assets	937,276	17,747	7.51%	820,680	16,047	7.76%

Other assets	40,513			36,593

Total assets	$977,789			$857,273

Interest-bearing liabilities:
Demand-non interest
bearing	$80,646			$78,942
Demand interest-bearing	35,009	$109	1.24%	54,003	$165	1.21%
Money market & savings	249,450	2,816	4.48%	242,621	2,437	3.99%
Time deposits	358,192	4,750	5.26%	285,448	3,476	4.83%
Total deposits	723,297	7,675	4.21%	661,014	6,078	3.65%
Total interest-bearing
deposits	642,651	7,675	4.74%	582,072	6,078	4.19%

Other borrowings (1)	162,268	2,198	5.37%	114,227	1,626	5.65%

Total interest-bearing
liabilities	$804,919	$9,873	4.87%	$696,299	$7,704	4.39%
Total deposits and
other borrowings	885,565	9,873	4.42%	775,241	7,704	3.94%

Non interest-bearing
liabilites	14,266			11,309
Shareholders' equity	77,958			70,723
Total liabilities and
shareholders' equity	$977,789			$857,273

Net interest income		$7,874			$8,343
Net interest spread			2.64%			3.37%

Net interest margin			3.33%			4.03%

(1) Includes $11.3 million of trust preferred securities

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Three months ended September 30, 2007
	versus September 30, 2006
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(98)	$(11)	$(109)
Securities (1)	464	4	468
Loans	1,839	(498)	1,341
Total interest-earning assets (1)	2,205	(505)	1,700

Interest expense of deposits
Interest-bearing demand deposits	59	(3)	56
Money market and savings	(77)	(303)	(380)
Time deposits	(964)	(309)	(1,273)
Total deposit interest expense	(982)	(615)	(1,597)
Other borrowings	(651)	79	(572)
Total interest expense	(1,633)	(536)	(2,169)
Net interest income (1)	$572	$(1,041)	$(469)

(1) As adjusted for tax equivalency for tax exempt municipal securities income

The Company’s tax equivalent net interest margin decreased 70 basis points to 3.33% for the three months ended September 30, 2007, versus 4.03% in the prior year comparable period.

While yields on interest-bearing assets decreased 25 basis points to 7.51% in third quarter 2007 from 7.76% in third quarter 2006, the yield on total deposits and other borrowings increased 48 basis points to 4.42% from 3.94% between those respective periods. The decrease in yields on assets resulted primarily from interest income reductions due to the increase in non-performing loans in third quarter 2007.  The increase in yields on deposits was due to the repricing of maturing time deposits at higher rates and increases in rates on money market and savings deposits.

The Company's tax equivalent net interest income decreased $469,000, or 5.6%, to $7.9 million for the three months ended September 30, 2007, from $8.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the increased income from growth in average interest-earning assets, primarily loans. Average interest-earning assets amounted to $937.3 million for third quarter 2007 and $820.7 million for third quarter 2006.  The $116.6 million increase resulted from loan growth of $95.0 million and securities growth of $29.3 million.

The Company’s total tax equivalent interest income increased $1.7 million, or 10.6%, to $17.7 million for the three months ended September 30, 2007, from $16.0 million for the prior year comparable period.  Interest and fees on loans increased $1.3 million, or 9.0%, to $16.2 million for the three months ended September 30, 2007, from $14.9 million for the prior year comparable period.  A total gross increase in interest and fees on loans reflected a 12.8% increase in average loans outstanding less interest reductions due to increase in non-performing loans from $10.0 million at September 30, 2006 to $25.4 million at September 30, 2007.  Interest and dividends on investment securities increased $468,000 to $1.4 million for the three months ended September 30, 2007, from $931,000 for the prior year comparable period.  This increase reflected an increase in average securities outstanding of $29.3 million, or 49.1%, to $89.0 million from $59.7 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $109,000, or 44.0%, due to the $7.7 million decrease in average balances to $10.8 million for third quarter 2007 from $18.5 million for the comparable prior year period.

The Company's total interest expense increased $2.2 million, or 28.2%, to $9.9 million for the three months ended September 30, 2007, from $7.7 million for the prior year comparable period. Interest-bearing liabilities averaged $804.9 million for the three months ended September 30, 2007, versus $696.3 million for the prior year comparable period, or an increase of $108.6 million. The increase reflected additional funding utilized for loan growth and securities growth. Average deposit balances increased $62.3 million and average other borrowings increased $48.0 million. The average rate paid on interest-bearing liabilities increased 48 basis points to 4.87% for the three months ended September 30, 2007. Interest expense on time deposit balances increased $1.3 million to $4.8 million in third quarter 2007, from $3.5 million in the comparable prior year period.  Money market and savings interest expense increased $379,000 to $2.8 million in third quarter 2007, from $2.4 million in the comparable prior year period. The increase in interest expense on deposits reflected higher average deposit balances as well as higher interest rates, as detailed in the rate/volume table.  Short-term interest rates decreased 50 basis points in September 2007 but the potential impact on deposit rates will be delayed as time deposits mature. Accordingly, rates on total interest-bearing deposits increased 55 basis points in third quarter 2007 compared to third quarter 2006.

Interest expense on other borrowings increased $572,000 to $2.2 million in third quarter 2007, as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $48.0 million, or 42.1%, between those respective periods. These increases in balances, along with the increase in average deposits, reflected additional funding utilized for loan growth.  Rates on other borrowings, partially due to the 50 basis point decrease in short-term interest rates in September 2007, decreased to 5.37% in third quarter 2007, from 5.65% in the comparable prior year period. Interest expense on other borrowings also includes the expense from $11.3 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.3 million in third quarter 2007 compared to $0 in third quarter 2006.  The Company increased its provision for loan losses $952,000 for loans transferred to non accrual status in third quarter 2007 and $546,000 for increases in reserves on certain loans due to a downtown in the housing market.  The provision in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Total non-accrual loans increased from $16.6 million at June 30, 2007 to $25.4 million at September 30, 2007.  The comparable third quarter 2006 provision reflected the impact of $154,000 for recoveries on tax refund loans.

Non-Interest Income

Total non-interest income decreased $114,000 to $760,000 for third quarter 2007 compared to $874,000 for the three months ended September 30, 2006, primarily due to a $122,000 decrease in other income, primarily related to legal fee recoveries recorded in third quarter 2006.  A $183,000 gain on the sale of OREO property in third quarter 2007 was partially offset by a $130,000 gain on the sale of OREO property in third quarter 2006.  In addition, loan advisory and servicing fees decreased $38,000, or 19.6%, to $156,000 in third quarter 2007, compared to third quarter 2006 due to lower advisory fee income, and service fees on deposit accounts decreased $20,000, or 6.5%, to $289,000 in third quarter 2007, versus $309,000 for the comparable prior year period reflecting the termination of services to several large customers.

Non-Interest Expenses

Total non-interest expenses decreased $15,000 or 0.3% to $5.5 million for the three months ended September 30, 2007, from $5.5 million for the prior year comparable period. Salaries and employee benefits decreased $370,000 or 12.0%, to $2.7 million for the three months ended September 30, 2007, from $3.1 million for the prior year comparable period. That decrease primarily reflected a reduction in bonus and incentive expense of $448,000 partially offset by $100,000 in one-time costs related to staff reductions.

Occupancy expense increased $206,000, or 42.7%, to $688,000 in third quarter 2007, compared to $482,000 in third quarter 2006. The increase reflected the corporate headquarters move in second quarter 2007 as well as one additional branch which opened in the third quarter of 2007.

Depreciation expense increased $94,000 or 37.2% to $347,000 for the three months ended September 30, 2007, versus $253,000 for the prior year comparable period.  The increase was primarily due to the impact of the corporate headquarters move and the additional branch location.

Legal fees increased $21,000, or 14.5%, to $166,000 in third quarter 2007, compared to $145,000 in third quarter 2006, resulting from increased fees on a number of different matters.

Advertising expense decreased $32,000, or 18.5%, to $141,000 in third quarter 2007, compared to $173,000 in third quarter 2006.  The decrease was primarily due to higher levels of advertising in 2006 centered on two additional branches which opened in the second and third quarters of 2006.

Data processing expense increased $59,000, or 52.2%, to $172,000 in third quarter 2007, compared to $113,000 in third quarter 2006, primarily due to Check 21 related expenses and other system enhancements.

Insurance expense increased $10,000, or 10.4%, to $106,000 in third quarter 2007, compared to $96,000 in third quarter 2006, resulting from the overall growth of the Company.

Professional fees decreased $15,000, or 10.4%, to $129,000 in third quarter 2007, compared to $144,000 in third quarter 2006, reflecting decreases in recruiting expenses.

Taxes, other increased $28,000, or 15.9%, to $204,000 for the three months ended September 30, 2007, versus $176,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses decreased $19,000, or 2.3% to $819,000 for the three months ended September 30, 2007, from $838,000 for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $705,000, to $558,000 for the three months ended September 30, 2007, from $1.3 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 31% and 34% respectively.  The reduction in the third quarter 2007 effective tax rate was due to the higher amount of tax exempt income in 2007.

Nine Months Ended September 30, 2007 compared to September 30, 2006
Results of Operations:

Overview

The Company's net income decreased to $5.3 million or $0.50 per diluted share for the nine months ended September 30, 2007, compared to $7.6 million, or $0.72 per diluted share for the comparable prior year period.  There was a $6.3 million, or 13.7%, increase in total interest income, reflecting a 14.6% increase in average loans outstanding and a 104.1% increase in average investment securities while interest expense increased $9.2 million, reflecting a 14.8% increase in average interest-bearing deposits outstanding and higher rates thereon as well as a 60.7% increase in average borrowings outstanding.  Accordingly, net interest income decreased $2.9 million between the periods.  Contributing to the $2.9 million decrease in net interest income was the impact of $1.6 million in net interest income related to tax refund loans in 2006 which was not earned in the first nine months of 2007 due to the discontinuation of the program. Also there were interest reductions due to the increase in non-performing loans in the first nine months of 2007. The provision for loan losses in the first nine months of 2007 increased $51,000 to $1.4 million, compared to $1.4 million provision expense in the first nine months of 2006, reflecting the impact of a 2007 increase in the provision for loan losses due to an increase in non accrual loans in 2007 as well as an increase in reserves on certain loans due to a downturn in the housing market which was offset by $256,000 of net tax refund recoveries in first nine months of 2007 and $646,000 in net tax refund charge-offs in first nine months of 2006.  Non-interest income decreased $678,000 to $2.2 million in first nine months of 2007 compared to $2.8 million in first nine months of 2006 reflecting decreases in advisory fees on loans and service charges on deposit accounts.  Non-interest expenses increased $100,000 to $15.8 million compared to $15.7 million in the first nine months of 2006. Return on average assets and average equity of 0.73% and 9.21% respectively, in the first nine months of 2007 compared to 1.24% and 15.01% respectively for the same period in 2006.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Interest income and yields are adjusted for tax equivalency for tax exempt municipal securities income.

	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$14,424	$543	5.03%	$25,039	$900	4.81%
Securities	98,571	4,436	6.00%	48,300	2,007	5.54%
Loans receivable	819,243	47,166	7.70%	714,695	42,773	8.00%
Total interest-earning assets	932,238	52,145	7.48%	788,034	45,680	7.75%

Other assets	39,029			36,940

Total assets	$971,267			$824,974

Interest-bearing liabilities:
Demand-non interest
bearing	$78,502			$83,231
Demand interest-bearing	39,766	$327	1.10%	54,270	$379	0.93%
Money market & savings	275,249	9,370	4.55%	236,160	6,381	3.61%
Time deposits	347,292	13,671	5.26%	286,542	9,521	4.44%
Total deposits	740,809	23,368	4.22%	660,203	16,281	3.30%
Total interest-bearing
deposits	662,307	23,368	4.72%	576,972	16,281	3.77%

Other borrowings (1)	139,188	5,694	5.47%	86,603	3,561	5.50%

Total interest-bearing
liabilities	$801,495	$29,062	4.85%	$663,575	$19,842	4.00%
Total deposits and
other borrowings	879,997	29,062	4.42%	746,806	19,842	3.55%

Non interest-bearing
liabilites	14,184			10,194
Shareholders' equity	77,086			67,974
Total liabilities and
shareholders' equity	$971,267			$824,974

Net interest income		$23,083			$25,838
Net interest spread			2.63%			3.75%

Net interest margin			3.31%			4.38%

(1) Includes $8.0 million of average trust preferred securities

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Nine months ended September 30, 2007
	versus September 30, 2006
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(401)	$44	$(357)
Securities (1)	2,256	173	2,429
Loans	6,019	(1,626)	4,393
Total interest-earning assets (1)	7,874	(1,409)	6,465

Interest expense of deposits
Interest-bearing demand deposits	119	(67)	52
Money market and savings	(1,331)	(1,658)	(2,989)
Time deposits	(2,391)	(1,759)	(4,150)
Total deposit interest expense	(3,603)	(3,484)	(7,087)
Other borrowings	(2,151)	18	(2,133)
Total interest expense	(5,754)	(3,466)	(9,220)
Net interest income (1)	$2,120	$(4,875)	$(2,755)

(1) As adjusted for tax equivalency for tax exempt municipal securities income

The Company’s tax equivalent net interest margin decreased 107 basis points to 3.31% for the nine months ended September 30, 2007, versus 4.38% in the prior year comparable period.  Excluding the impact of tax refund loans, which are substantially all a first quarter 2006 event, the net interest margin was 3.31% in the first nine months of 2007 and 4.15% in the prior year comparable period.

While yields on interest-bearing assets decreased 27 basis points to 7.48% in the first nine months of 2007 from 7.75% in the prior year comparable period, the yield on total deposits and other borrowings increased 87 basis points to 4.42% from 3.55% between those respective periods. The decrease in yields on assets resulted primarily from the high yield tax refund loans recorded in the first nine months of 2006 as well as interest reductions due to the increase in non accrual loans in the first nine months of 2007.  The increase in yields on deposits was due to the repricing of maturing time deposits at higher rates and increases in rates on money market and savings deposits.

The Company's tax equivalent net interest income decreased $2.8 million, or 10.7%, to $23.1 million for the nine months ended September 30, 2007, from $25.8 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the impact of the growth in average interest-earning assets, primarily loans. Average interest-earning assets amounted to $932.2 million for the first nine months of 2007 and $788.0 million for the comparable prior year period.  The $144.2 million increase resulted from loan growth of $104.5 million and securities growth of $50.3 million.

The Company’s total tax equivalent interest income increased $6.5 million, or 14.2%, to $52.1 million for the nine months ended September 30, 2007, from $45.7 million for the prior year comparable period.  Interest and fees on loans increased $4.4 million, or 10.3%, to $47.2 million for the nine months ended September 30, 2007, from $42.8 million for the prior year comparable period.  The increase in interest and fees on loans of $4.4 million resulted from a 14.6% increase in average loans outstanding less interest reductions due to an increase in non-performing loans in the first nine months of 2007.  Also, $1.9 million in interest on tax refund loans was realized in 2006.   Interest and dividends on investment securities increased $2.4 million to $4.4 million for the nine months ended September 30, 2007, from $2.0 million for the prior year comparable period.  This increase reflected an increase in average securities outstanding of $50.3 million, or 104.1%, to $98.6 million from $48.3 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $357,000 or 39.7%, as increases in short-term market interest rates were more than offset by the $10.6 million decrease in average balances to $14.4 million for the first nine months of 2007 from $25.0 million for the comparable prior year period.

The Company's total interest expense increased $9.2 million, or 46.5%, to $29.1 million for the nine months ended September 30, 2007, from $19.8 million for the prior year comparable period. Interest-bearing liabilities averaged $801.5 million for the nine months ended September 30, 2007, versus $663.6 million for the prior year comparable period, or an increase of $137.9 million. The increase reflected additional funding utilized for loan and securities growth. Average deposit balances increased $80.6 million while there was a $52.6 million increase in average other borrowings. The average rate paid on interest-bearing liabilities increased 85 basis points to 4.85% for the nine months ended September 30, 2007. Interest expense on time deposit balances increased $4.2 million to $13.7 million in the first nine months of 2007, from $9.5 million in the comparable prior year period.  Money market and savings interest expense increased $3.0 million to $9.4 million in the first nine months of 2007, from $6.4 million in the comparable prior year period. The majority of the increase in interest expense on deposits reflected the higher average deposit balances as well as the higher short-term interest rate environment. The 50 basis point decrease in short term interest rates in September 2007 had minimal effect on deposit rates in 2007.  Accordingly, rates on total interest-bearing deposits increased 95 basis points in the first nine months of 2007 compared to the comparable prior year period.

Interest expense on other borrowings increased $2.1 million to $5.7 million in the first nine months of 2007, as a result of increased average balances. Average other borrowings, primarily overnight FHLB borrowings, increased $52.6 million, or 60.7%, between those respective periods. Increases in balances were utilized to fund loan growth.  Rates on overnight borrowings, partially due to the 50 basis point decrease in short-term interest rates in September 2007, decreased to 5.47% the first nine months of 2007, from 5.50% in the comparable prior year period. Interest expense on other borrowings also includes the impact of $11.3 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $1.4 million in the first nine months of 2007 compared to $1.4 million in for the comparable prior year period.  The first nine months of 2006 provision reflected $646,000 for net charge-offs of tax refund loans, which were more than offset by $1.6 million in related net revenues.  The comparable 2007 provision reflected $256,000 for net recoveries on tax refund loans.  This favorable variance was offset by an increase in the 2007 provision for loan losses of $952,000 for loans transferred to non accrual status in third quarter 2007 and $546,000 for increases in reserves on certain loans due to a downturn in the housing market.  The remaining provision in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Non-accrual loans increased from $6.9 million at December 31, 2006 to $25.4 million at September 30, 2007.

Non-Interest Income

Total non-interest income decreased $678,000 to $2.2 million for the first nine months of 2007 compared to $2.8 million for the comparable prior year period, primarily due to a decrease of $307,000 in the first nine months of 2007 related to loan advisory and servicing fees, a $296,000 decrease in service fees on deposit accounts, and a $169,000 decrease in other income.  The decrease in loan advisory and servicing fees resulted from lower volume.  The decrease in service fees on deposit accounts reflected the termination of services to several large customers.  In addition, a $185,000 gain on the sale of OREO property in 2007 was partially offset by a $130,000 gain on the sale of OREO property in 2006.

Non-Interest Expenses

Total non-interest expenses increased $100,000 or 0.6% to $15.8 million for the nine months ended September 30, 2007, from $15.7 million for the prior year comparable period. Salaries and employee benefits decreased $1.1 million or 11.9%, to $7.9 million for the nine months ended September 30, 2007, from $8.9 million for the prior year comparable period. That decrease reflected a reduction in bonus and incentive expense of $914,000 which was partially offset by $100,000 in one-time costs related to staff reductions.

Occupancy expense increased $482,000, or 35.8%, to $1.8 million in the first nine months of 2007, compared to $1.3 million for the comparable prior year period. The increase reflected two additional branches which opened in the second and third quarters of 2006 as well as the corporate headquarters move in second quarter 2007 and an additional branch which opened in the third quarter of 2007.

Depreciation expense increased $375,000 or 56.7% to $1.0 million for the nine months ended September 30, 2007, versus $661,000 for the prior year comparable period.  The increase was primarily due to the impact of the three additional branch locations and the corporate headquarters move.

Legal fees decreased $12,000, or 2.7%, to $438,000 in the first nine months of 2007, compared to $450,000 for the comparable prior year period, resulting from reduced fees on a number of different matters.

Advertising expense increased $24,000, or 6.6%, to $385,000 in the first nine months of 2007, compared to $361,000 for the comparable prior year period.  The increase was primarily due to higher levels of print advertising.

Data processing expense increased $135,000, or 38.5%, to $486,000 in the first nine months of 2007, compared to $351,000 for the comparable prior year period, primarily due to Check 21 related expenses and other system enhancements.

Insurance expense increased $32,000, or 12.3%, to $293,000 in the first nine months of 2007, compared to $261,000 for the comparable prior year period, resulting from the overall growth of the Company.

Professional fees decreased $31,000, or 7.6%, to $379,000 in the first nine months of 2007, compared to $410,000 for the comparable prior year period, reflecting decreases in recruiting expenses

Taxes, other increased $51,000, or 9.0%, to $618,000 for the nine months ended September 30, 2007, versus $567,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses increased $88,000, or 3.8% to $2.4 million for the nine months ended September 30, 2007, from $2.3 million for the prior year comparable period, which reflected the impact of the three additional branch locations.

Provision for Income Taxes

The provision for income taxes decreased $1.4 million, to $2.5 million for the nine months ended September 30, 2007, from $4.0 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 32% and 34% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $182.6 million and $163.2 million and standby letters of credit of approximately $4.8 million and $7.3 million at September 30, 2007, and December 31, 2006, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at September 30, 2007, and December 31, 2006:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Dollars in thousands
At September 30, 2007
Total risk based capital
Republic	$97,993	10.84%	$72,290	8.00%	$90,362	10.00%
Company	98,374	10.87%	72,393	8.00%	-	N/A
Tier one risk based capital
Republic	89,202	9.87%	36,145	4.00%	54,217	6.00%
Company	89,583	9.90%	36,197	4.00%	-	N/A
Tier one leveraged capital
Republic	89,202	9.12%	48,886	5.00%	48,886	5.00%
Company	89,583	9.16%	48,889	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006
Total risk based capital
Republic	$88,256	10.28%	$61,009	8.00%	$76,261	10.00%
Company	88,510	10.30%	61,098	8.00%	-	N/A
Tier one risk based capital
Republic	80,198	9.34%	30,505	4.00%	45,757	6.00%
Company	80,452	9.36%	30,549	4.00%	-	N/A
Tier one leveraged capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company	80,452	8.75%	45,990	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $76.9 million at September 30, 2007, compared to $83.1 million at December 31, 2006, due primarily to a decrease in cash and due from banks. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At September 30, 2007, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2008. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At September 30, 2007 Republic had $63.1 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $82.7 million at December 31, 2006. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At September 30, 2007, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $187.4 million. Certificates of deposit scheduled to mature in one year totaled $394.2 million at September 30, 2007. There were no FHLB advances outstanding at September 30, 2007, and short-term borrowings of $148.4 million consisted wholly of overnight FHLB borrowings. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million and was unused at September 30, 2007.  Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $211.5 million.  As of September 30, 2007, Republic had borrowed $148.4 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances with PNC.  As of September 30, 2007 and December 31, 2006, there were $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

At September 30, 2007, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $80.9 million and $80.5 million as of September 30, 2007, respectively.  The net unrealized loss on investment securities available for sale as of that date was approximately $321,000.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $13.3 million at September 30, 2007. Individual customers may have several loans often secured by different collateral.

Net loans increased $49.0 million, to $833.0 million at September 30, 2007, from $784.0 million at December 31, 2006. Commercial and construction growth comprised substantially all of that increase.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of September 30, 2007		As of December 31, 2006
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$482,242	57.3%	$465,506	58.8%
Construction and land development	245,905	29.2	218,671	27.6
Non real estate secured	80,109	9.5	71,816	9.1
Non real estate unsecured	7,316	0.9	8,598	1.1
	815,572	96.9	764,591	96.6

Residential real estate	6,006	0.7	6,517	0.8
Consumer & other	20,196	2.4	20,952	2.6
Total loans, net of unearned income	841,774	100.0%	792,060	100.0%

Less: allowance for loan losses	(8,791)		(8,058)

Net loans	$832,983		$784,002

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	September 30, 2007	December 31, 2006
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	25,435	6,916
Total non-performing loans (1)	25,435	6,916
Other real estate owned	42	572

Total non-performing assets (2)	$25,477	$7,488

Non-performing loans as a percentage of total loans net of unearned
income	3.02%	0.87%
Non-performing assets as a percentage of total assets	2.45%	0.74%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non accrual loans increased $18.5 million, to $25.4 million at September 30, 2007, from $6.9 million at December 31, 2006.  The increase reflected the transfer of one loan totaling $2.5 million to non accrual status in first quarter 2007 from 60 to 89 days past due at December 31, 2006, the transfer of loans to two additional customers totaling $10.5 million to non accrual status in second quarter 2007, and transfer of loans to an additional customer totaling $13.3 million to non accrual status in third quarter 2007.  These increases were partially offset by the payoff of one loan totaling $1.9 million in second quarter 2007, the charge-off and pay down of loans to one customer totaling $1.0 million in the first and second quarters of 2007, the payoff of one loan totaling $2.4 million in third quarter 2007, and the pay down and transfer to substandard of one loan totaling $2.0 million in third quarter 2007.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2007, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $34.9 million at September 30, 2007, and $10.0 million at December 31, 2006, and the amount of related valuation allowances were $2.6 million and $1.9 million respectively at those dates. The recorded investment in non accrual loans included in those totals totaled $25.4 million at September 30, 2007, and $6.9 million at December 31, 2006, and the amount of related valuation allowances were $2.0 million and $1.8 million respectively at those dates. The primary reason for the increase was the related valuation allowances on the loans transferred to non-accrual status in 2007 partially offset by the elimination of the impairment on the second quarter 2007 charge-offs.  At September 30, 2007, compared to December 31, 2006 accruing impaired loans had increased to $9.5 million from $3.1 million due to transfer of three related loans totaling $8.4 million partially offset by the payoff of one loan totaling $2.5 million.  The related valuation allowances were $614,000 and $88,000 respectively at those dates.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $1.8 million at September 30, 2007 and $40,000 at December 31, 2006; and (ii) 60 to 89 days past due, at September 30, 2007 and December 31, 2006, in the aggregate principal amount of $0 and $2.5 million, respectively. The increase in the loans delinquent 30 to 59 days reflects $1.8 million in loans that remain at full accrual status.  The decrease in the loans delinquent 60 to 89 days reflects the $2.5 million loan transferred to non accrual status in the first quarter of 2007.

Other Real Estate Owned:

The balance of other real estate owned decreased to $42,000 at September 30, 2007 from $572,000 at December 31, 2006 due to the sale of two properties in the second and third quarters of 2007, respectively.

At September 30, 2007, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2007, and 2006, and the twelve months ended December 31, 2006 is as follows:

	For the nine months ended	For the twelve months ended	For the nine months ended
(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Balance at beginning of period	$8,058	$7,617	$7,617
Charge-offs:
Commercial and construction	1,028	601	445
Tax refund loans	-	1,286	1,286
Consumer	2	-	-

Total charge-offs	1,030	1,887	1,731
Recoveries:
Commercial and construction	81	37	35
Tax refund loans	256	927	639
Consumer	1	-	-

Total recoveries	338	964	674

Net charge-offs	692	923	1,057
Provision for loan losses	1,425	1,364	1,374

Balance at end of period	$8,791	$8,058	$7,934

Average loans outstanding (1)	$819,243	$728,754	$714,695

As a percent of average loans (1):
Net charge-offs (annualized)	0.11%	0.13%	0.20%
Provision for loan losses (annualized)	0.23%	0.19%	0.26%
Allowance for loan losses	1.07%	1.11%	1.11%

Allowance for loan losses to:
Total loans, net of unearned income at period end	1.04%	1.02%	1.04%
Total non-performing loans at period end	34.56%	116.51%	79.56%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at September 30, 2007. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2007, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $815.6 million, $6.0 million and $20.2 million.

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

(b)  Changes in internal controls.

      There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
None

ITEM 1A: RISK FACTORS
No material changes from risk factors as previously disclosed in the Company’s Form  10-K in response to Item 1A in Part 1 of Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased as	that
	Total		Part of	May Yet Be
	Number of	Average	Publically	Purchased
	Shares	Price Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (a) (b) (c)
June 20 through
June 29, 2007	44,500	$ 9.79	44,500	455,500
July 3 through
July 31, 2007	60,800	$ 9.51	60,800	394,700
August 1 through
August 22, 2007	35,400	$ 8.21	35,400	359,300

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

Dated: November 9, 2007