Form 10-K
period 2007-12-31
REPUBLIC FIRST BANCORP INC
filed 2008-03-10
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal year ended December 31, 2007
Commission file number:  000-17007
REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in charter)
Pennsylvania	23-2486815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Suite 2400, Philadelphia, PA	19102
(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (215) 735-4422

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
Large accelerated filer ____                                                                                                           Accelerated filer                    __X__
Non-accelerated filer   ____ (Do not check if a smaller reporting company)                         Smaller Reporting Company _____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    _         NO __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007. The aggregate market value of $82,852,115 was based on the average of the bid and asked prices on the National Association of Securities Dealers Automated Quotation System on June 30, 2007.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock $0.01 Par Value	10,800,566
Title of Class	Number of Shares Outstanding as of March 4, 2008

Documents incorporated by reference
Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 22, 2008.

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

The First Bank of Delaware was spun off by the Company, on January 31, 2005.  All assets, liabilities and equity of FBD were spun off as an independent company, trading on the OTC market under “FBOD”.  Shareholders received one share of stock in FBD, for every share owned of the Company.  After that date, the Company became a one bank holding company.

As of December 31, 2007, the Company had total assets of approximately $1.0 billion, total shareholder’s equity of approximately $80.5 million, total deposits of approximately $780.9 million and net loans receivable outstanding of approximately $813.0 million.  The majority of such loans were made for commercial purposes.

The Company provides banking services through Republic and does not presently engage in any activities other than banking activities.  The principal executive office of the Company is located at Two Liberty Place, 50 South 16th Street, Suite 2400, Philadelphia, PA 19102, telephone number (215) 735-4422.

At December 31, 2007 the Company and Republic had a total of 146 full-time equivalent employees.

Republic First Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The deposits held by Republic are insured up to applicable limits by the Bank Insurance Fund of the FDIC. Republic presently conducts its principal banking activities through its five Philadelphia offices and six suburban offices in Ardmore, Plymouth Meeting, Bala Cynwyd and Abington, located in Montgomery County, Media, located in Delaware County, and Voorhees, located in southern New Jersey.

As of December 31, 2007, Republic had total assets of approximately $1.0 billion, total shareholder’s equity of approximately $91.3 million, total deposits of approximately $781.1 million and net loans receivable of approximately $813.0 million.  The majority of such loans were made for commercial purposes.

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

Republic also maintains an investment securities portfolio.  Investment securities are purchased by Republic in compliance with Republic’s Investment Policies, which are approved annually by Republic’s Board of Directors.  The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2007 and 2006, approximately 63% and 71%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities.  Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

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

Many of the banks with which Republic competes have greater financial resources than Republic and offer a wider range of deposit and lending instruments with higher legal lending limits. Republic’s legal lending limit was approximately $15.0 million at December 31, 2007.  Loans above these amounts may be made if the excess over the lending limit is participated to other institutions. After the spin off, Republic and FBD have continued to sell each other such participations. Republic is subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several new banks with business strategies similar to those of Republic have opened since Republic’s inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in Republic’s market. Republic competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. Republic anticipates a continued increase in competition in their market area.

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

Providing Attentive and Personalized Service

The Company believes that a very attractive niche exists serving small to medium-sized business customers not adequately served by Republic’s larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by Republic. Republic offers individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, consistently applied credit policies, and local, timely decision making. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offerings to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services.

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

Products and Services

Republic offers a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million.  Individual customers may have several loans, often secured by different collateral, which are in total subject to that lending limit. Relationships in excess of $8.8 million at December 31, 2007, amounted to $372.9 million. The $8.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

Republic attempts to offer a high level of personalized service to both their commercial and consumer customers. Republic is a member of the STAR™ and PLUS™ automated teller (“ATM”) networks in order to provide customers with access to ATMs worldwide. Republic currently has eleven proprietary ATMs at branch locations and two additional ATMs at a location in Southern New Jersey.

Republic’s lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of Republic’s outstanding loans, representing approximately 96% of total loans outstanding at December 31, 2007.  Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community.  Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

A branch was opened by Republic in Center City Philadelphia in third quarter 2007.  One additional branch is planned for 2008 in Northeast Philadelphia.   A branch was opened in third quarter 2007 in Bala Cynwyd, Pennsylvania to replace the 4190 City Line Avenue, Philadelphia location.  Another branch was opened in third quarter 2007 in Plymouth Meeting, Pennsylvania to replace the East Norriton, Pennsylvania location.  The Graduate Hospital location was closed in third quarter 2007.  Additional locations may also be pursued.

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

Boards of directors are now required to have a majority of independent directors, and the audit committees are required to be wholly independent, with greater financial expertise.  Such independent directors are not allowed to receive compensation from the company on whose board they serve except for directors’ fees.  Additionally, requirements for auditing standards and independence of external auditors were increased and included independent audit partner review, audit partner rotation and limitations over non-audit services.  Penalties for non-compliance with existing and new requirements were established or increased.

In addition, Section 404 of SOX required that by each year end, our management perform a detailed assessment of internal controls and report thereon as follows:

1.	We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting;

2.	We must present an assessment, at each year end, of the effectiveness of the internal control structure and procedures for our financial reporting; and

3.
We must have our auditors audit our internal control over financial reporting and provide an opinion that we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.  The audit must be made in accordance with standards issued or adopted by the Public Company Accounting Oversight Board.

We had taken necessary steps with respect to achieving compliance and have updated our assessment and reporting on internal controls through the end of 2007.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $56.8 million of dividends payable plus an additional amount equal to its net profit for 2008, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”. The Company may consider dividend payments in 2008.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks, which may vary. Adherence to such standards further limits the ability of  Republic to pay dividends to the Company.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2008.

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

      Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC.  An important function of the FRB is to regulate the supply of money and other credit conditions in order to manage interest rates.  The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the future business, earnings and growth of the Bank cannot be determined.  See “Management’s Discussion and Analysis of Operations and Financial Condition - Results of Operations”.

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

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business.  We may also engage in de novo bank formations. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

None

Item 2:                      Description of Properties

Republic entered into a lease agreement that commenced June 1, 2007 for approximately 53,275 square feet on two floors of Two Liberty Place, 1601 Chestnut St., Philadelphia, Pennsylvania, as its new headquarter facilities.  The space is occupied by the Company, the executive offices of Republic and FBD which will assume its proportionate share of related costs.  Bank office operations of Republic and the commercial bank lending department of Republic is also located therein.  The initial thirteen year, seven month lease term contains two five year renewal options and the initial lease term will expire on December 31, 2020.  Annual rent expense commenced at $750,245 less the following abatement periods: (1) the first twenty-eight months for 5,815 square feet of space and (2) the following periods for the remaining rentable area: (a) the first six months of the first lease year, (b) the first four months of the second lease year, and (c) the first four months of the third lease year.

Republic leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia.  This space contains a banking area and vault and represents Republic’s main office. The initial ten year term of the lease expired March 2003 and contains five-year and ten-year renewal options that have been exercised and also contains an additional five-year option. The annual rent for such location is $99,985 payable in monthly installments.

Republic leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA.  This space contains a banking area and vault.  The initial ten-year term of the lease expired August 2006.  The lease has been extended to August 2014 and contains an additional five-year renewal option.  The annual rent for such location is $130,191, payable in monthly installments.

Republic leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA.  The space contains a banking area and business development office.  The initial ten-year term of the lease expired in August 2005, and contains a five year renewal option that has been exercised and also contains an additional five-year option.  The annual rental at such location is $59,514, payable in monthly installments.

Republic entered into a lease agreement that commenced May 1, 2007 for approximately 1,574 square feet for its Bala Cynwyd office at Two Bala Plaza, Bala Cynwyd, Pennsylvania.  The space contains a banking area.  The initial six-year, four month lease term contains two five-year renewal options and the initial lease term will expire on August 31, 2013.  The annual rent at such location is $49,319, payable in monthly installments.

Republic entered into a lease agreement that commenced April 27, 2007 for approximately 2,820 square feet for its Plymouth Meeting office at 421 Germantown Pike, Plymouth Meeting, Pennsylvania.  The space contains a banking area and a business development office.  The initial seven-year, five month lease term contains one six-year renewal option and the initial lease terms will expire on September 30, 2014.  The annual rent at such location is $93,295, payable in monthly installments.

Republic owns an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania.  This space contains a banking area and a business development office.

Republic leases approximately 1,822 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expires in August 2008, has been extended for fifteen years to August 2023, and contains an additional five-year renewal option. The annual rent for such location is $104,461, payable in monthly installments.

Republic leases approximately 4,700 square feet of space on the first, second, and third floor, at 436 East Baltimore Avenue, Media, Pennsylvania.  The space contains a banking area and business development office.  The initial five-year term of the lease expires October 2009 with four five-year renewal options.  The annual rent is $75,106 payable in monthly installments.

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

Republic entered into a lease agreement that commenced September 1, 2007 for approximately 2,467 square feet at 833 Chestnut Street, Philadelphia, Pennsylvania.  The space contains a banking area and a business development office.  The initial fifteen-year term of the lease expires August 2022 with three five-year renewal options.  The annual rent is $71,954, payable in monthly installments.

Republic entered into a lease agreement that commenced December 26, 2007 for approximately 2,710 square feet for its Torresdale location, to be opened in 2008, at 8764 Frankford Avenue, Philadelphia, Pennsylvania.  The space contains a banking area and business development office.  The initial fifteen-year term of the lease expires December 2022 with two five-year renewal options.  The annual rent is $120,000, payable in monthly installments.

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

PART II

Item 5:                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Common Stock are quoted on Nasdaq under the symbol “FRBK.”  The table below presents the range of high and low trade prices reported for the Common Stock on Nasdaq for the periods indicated.  Market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions.  As of December 31, 2007, there were approximately 2,100 holders of record of the Common Stock.  On March 4, 2008, the closing price of a share of Common Stock on Nasdaq was $6.15.  2006 information has been restated for a 10% stock dividend declared during 2007.

Year	Quarter	High	Low
2007	4th	$ 8.94	$ 6.77
	3rd	9.92	7.25
	2nd	11.93	9.45
	1st	12.09	11.09

2006	4th	$12.37	$11.36
	3rd	12.53	11.36
	2nd	12.95	11.90
	1st	12.29	10.55

Common Stock Performance

The following line graph compares the yearly percentage change in the cumulative stockholder return on the Company’s common stock to the NASDAQ Market Index and the SNL Bank Index over the five-year period beginning December 31, 2002, and ending December 31, 2007.  Cumulative stockholder return has been measured on a weighted-average basis based on market capitalizations of the component companies comprising the peer group index at the close of trading on the last trading day preceding the beginning of each year assuming an initial investment of $100 and reinvestment of dividends.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Republic First Bancorp, Inc.	100.00	187.51	258.88	322.50	349.34	206.24
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased as	that
	Total		Part of	May Yet Be
	Number of	Average	Publically	Purchased
	Shares	Price Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (a) (b) (c)
June 20 through
June 29, 2007	44,500	$ 9.79	44,500	455,500
July 3 through
July 31, 2007	60,800	$ 9.51	60,800	394,700
August 1 through
August 22, 2007	35,400	$ 8.21	35,400	359,300

(a) The implementation of the Stock Repurchase Program was announced on June 13, 2007.
(b) The amount of shares to be repurchased will not exceed 5%, or approximately 500,000 shares.
(c) The repurchase program is in effect from June 14, 2007 through June 30, 2008.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock. The Company may consider dividend payments in 2008. The payment of dividends in the future, if any, will depend upon earnings, capital levels, cash requirements, the financial condition of the Company and Republic, applicable government regulations and policies and other factors deemed relevant by the Company’s Board of Directors, including the amount of cash dividends payable to the Company by Republic.  The principal source of income and cash flow for the Company, including cash flow to pay cash dividends on the Common Stock, is dividends from Republic. Various federal and state laws, regulations and policies limit the ability of Republic to pay cash dividends to the Company.  For certain limitations on Republic’s ability to pay cash dividends to the Company, see “Description of Business - Supervision and Regulation”.

Item 6:         Selected Financial Data

	As of or for the Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

INCOME STATEMENT DATA (1):
Total interest income	$ 68,346	$ 62,745	$ 45,381	$ 33,599	$ 37,742
Total interest expense	38,307	28,679	16,223	14,748	16,196
Net interest income	30,039	34,066	29,158	18,851	21,546
Provision for loan losses	1,590	1,364	1,186	(314)	5,827
Non-interest income	3,073	3,640	3,614	4,466	2,853
Non-interest expenses	21,364	21,017	18,207	15,346	14,614
Income from continuing operations before income taxes	10,158	15,325	13,379	8,285	3,958
Provision for income taxes	3,273	5,207	4,486	2,694	1,267
Income from continuing operations	6,885	10,118	8,893	5,591	2,691
Income from discontinued operations	-	-	-	5,060	3,440
Income tax on discontinued operations	-	-	-	1,711	1,217
Net income	$ 6,885	$ 10,118	$ 8,893	$ 8,940	$ 4,914

PER SHARE DATA (1) (2)
Basic earnings per share
Income from continuing operations	$ 0.66	$ 0.97	$ 0.88	$ 0.57	$ 0.28
Income from discontinued operations	-	-	-	0.35	0.23
Net income	$ 0.66	$ 0.97	$ 0.88	$ 0.92	$ 0.51

Diluted earnings per share
Income from continuing operations	$ 0.65	$ 0.95	$ 0.84	$ 0.54	$ 0.26
Income from discontinued operations	-	-	-	0.33	0.23
Net income	$ 0.65	$ 0.95	$ 0.84	$ 0.87	$ 0.49

Book value per share	$ 7.80	$ 7.16	$ 6.17	$ 5.49	$ 4.97

BALANCE SHEET DATA (1)
Total assets (3)	$1,016,308	$1,008,824	$ 850,855	$ 720,412	$ 654,792
Total loans, net (4)	813,041	784,002	670,469	543,005	452,491
Total investment securities (5)	90,299	109,176	44,161	49,160	68,094
Total deposits	780,855	754,773	647,843	510,684	425,497
FHLB & overnight advances	133,433	159,723	123,867	86,090	132,742
Subordinated debt	11,341	6,186	6,186	6,186	6,000
Total shareholders’ equity (3)	80,467	74,734	63,677	65,224	56,376

PERFORMANCE RATIOS (1)
Return on average assets on continuing operations	0.71%	1.19%	1.22%	0.87%	0.45%
Return on average shareholders’ equity on continuing operations	8.86%	14.59%	15.22%	10.93%	5.77%
Net interest margin	3.26%	4.20%	4.23%	3.15%	3.78%
Total non-interest expenses as a percentage of average assets	2.20%	2.48%	2.49%	2.39%	2.42%

ASSET QUALITY RATIOS (1)
Allowance for loan losses as a percentage of loans (4)	1.04%	1.02%	1.12%	1.22%	1.59%
Allowance for loan losses as a percentage of non-performing loans	38.19%	116.51%	222.52%	137.70%	90.91%
Non-performing loans as a percentage of total loans (4)	2.71%	0.87%	0.50%	0.88%	1.75%
Non-performing assets as a percentage of total assets	2.55%	0.74%	0.42%	0.75%	1.33%
Net charge-offs as a percentage of average loans, net (4)	0.14%	0.13%	0.04%	0.07%	1.04%

LIQUIDITY AND CAPITAL RATIOS (1)
Average equity to average assets	8.01%	8.17%	7.99%	7.98%	7.73%
Leverage ratio	9.44%	8.75%	8.89%	9.53%	9.07%
Tier 1 capital to risk-weighted assets	10.07%	9.46%	10.65%	11.20%	11.70%
Total capital to risk-weighted assets	11.01%	10.30%	11.81%	12.45%	12.96%

(1)	Reflects the spin off of First Bank of Delaware, presented as discontinued operations for years prior to 2005.
(2)	Restated for 10% stock dividend declared in March 2007
(3)	Years prior to 2005 include First Bank of Delaware
(4)	Includes loans held for sale
(5)	Includes restricted stock

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may”, “believes”, “expect”, “estimate”, “project”, “anticipate”, “should”, “would”, “intend”, “probability”, “risk”, “target”, “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in:  general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Quarterly Reports on Form 10-Q filed by the Company in 2007 and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2007.

Critical Accounting Policies, Judgments and Estimates

Discontinued Operations - In accordance with SFAS No. 144, the Company has presented the operations of First Bank of Delaware as discontinued operations starting with the first quarter 2005. On January 31, 2005 the First Bank of Delaware was spun off, effective January 1, 2005.  All assets, liabilities and equity of First Bank of Delaware were spun off as an independent company, trading on the OTC market under the stock symbol “FBOD”.  Shareholders received one share of stock in First Bank of Delaware, for every share owned of the Company.  The short-term loan and tax refund lines of business were accordingly transferred after that date.  Republic continued to purchase tax refund anticipation loans from the First Bank of Delaware through 2006.  However, First Bank of Delaware decided not to continue with this program in 2007.

In reviewing and understanding financial information for the Company you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our unaudited consolidated financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other-than-temporary impairment of securities and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes—Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of various deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption did not have any impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract.  EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this guidance on January 1, 2007.  The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, Effective Date of FASB Statement No. 157, that would permit a one-year deferral in applying the measurement provisions of statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted this guidance on January 1, 2007.  The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the

“simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In December 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides. This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The conforming amendments in this FSP were adopted as of the effective date of SFAS No. 158.  The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Results of Operations for the years ended December 31, 2007 and 2006

Overview

The Company’s net income decreased $3.2 million, or 32.0%, to $6.9 million or $0.65 per diluted share for the year ended December 31, 2007, compared to $10.1 million, or $0.95 per diluted share for the prior year.  There was a $5.6 million, or 8.9%, increase in total interest income, reflecting a 12.6% increase in average loans outstanding and a 67.4% increase in average investment securities while interest expense increased $9.6 million reflecting a 11.6% increase in average interest bearing deposits outstanding and higher rates as well as a 50.2% increase in average borrowings outstanding.  Accordingly, net interest income decreased $4.0 million.  Contributing to the $4.0 million decrease in net interest income was the impact of $1.6 million in net interest income related to tax refund loans in 2006 which was not earned in 2007 due to the discontinuation of the program.  Also there were interest reductions due to the increase in non-performing loans in 2007.  The provision for loan losses in 2007 increased $226,000 to $1.6 million, compared to $1.4 million in 2006, reflecting the impact of a 2007 increase in non-accrual loans as well as an increase in reserves on certain loans due to a downturn in the housing market which was offset by $283,000 in net tax refund recoveries in 2007 versus $359,000 in net tax refund charge-offs in 2006.  Non-interest income decreased $567,000 to $3.1 million in 2007 compared to $3.6 million in 2006.  Non-interest expenses increased $347,000 to $21.4 million compared to $21.1 million in 2006.  Return on average assets and average equity of 0.71% and 8.86% respectively in 2007 compared to 1.19% and 14.59% respectively in 2006.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2007 and 2006, as Republic had tax-exempt income.  Republic had no tax exempt income on securities in 2005.

	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)
(Dollars in thousands)	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
Interest-earning assets:
Federal funds sold and other
interest-earning assets	$ 13,923	$ 686	4.93%	$ 25,884	$ 1,291	4.99%	$ 36,587	$ 1,078	2.95%
Investment securities and restricted stock	95,715	5,752	6.01%	57,163	3,282	5.74%	51,285	1,972	3.85%
Loans receivable	820,380	62,184	7.58%	728,754	58,254	7.99%	602,031	42,331	7.03%
Total interest-earning assets	930,018	68,622	7.38%	811,801	62,827	7.74%	689,903	45,381	6.58%
Other assets	39,889			36,985			41,239
Total assets	$ 969,907			$ 848,786			$ 731,142

Interest-bearing liabilities:
Demand - non-interest bearing	$ 78,641	$ -	N/A	$ 82,233	$ -	N/A	$ 88,702	$ -	N/A
Demand – interest-bearing	38,850	428	1.10%	53,073	565	1.06%	49,118	332	0.68%
Money market & savings	266,706	11,936	4.48%	240,189	9,109	3.79%	238,786	6,026	2.52%
Time deposits	361,120	18,822	5.21%	304,375	14,109	4.64%	211,972	6,789	3.20%
Total deposits	745,317	31,186	4.18%	679,870	23,783	3.50%	588,578	13,147	2.23%
Total interest-
bearing deposits	666,676	31,186	4.68%	597,637	23,783	3.98%	499,876	13,147	2.63%
Other borrowings	133,122	7,121	5.35%	88,609	4,896	5.53%	75,875	3,076	4.05%
Total interest-bearing
liabilities	799,798	38,307	4.79%	686,246	28,679	4.18%	575,751	16,223	2.82%
Total deposits and
other borrowings	878,439	38,307	4.36%	768,479	28,679	3.73%	664,453	16,223	2.44%
Non-interest-bearing
Other liabilities	13,734			10,981			8,242
Shareholders’ equity	77,734			69,326			58,447
Total liabilities and
Shareholders’ equity	$ 969,907			$ 848,786			$ 731,142

Net interest income (2)		$ 30,315			$ 34,148			$ 29,158

Net interest spread			2.59%			3.56%			3.76%

Net interest margin (2)			3.26%			4.20%			4.23%
__________
(1)  Yields on investments are calculated based on amortized cost.
(2) The net interest margin is calculated by dividing net interest income by average total interest earning assets.  Both net interest income and net interest margin were increased in 2007 and 2006 over the financial statement amount, to adjust for tax equivalency.

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

	Year ended December 31, 2007 vs. 2006			Year ended December 31, 2006 vs. 2005
		Change due to			Change due to
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(589)	$(16)	$(605)	$(534)	$747	$213
Securities	2,317	153	2,470	337	973	1,310
Loans	6,945	(3,015)	3,930	10,130	5,793	15,923
Total interest earning assets	$8,673	$(2,878)	$5,795	$9,933	$7,513	$17,446
Interest expense of
Deposits
Interest-bearing demand deposits	$157	$(20)	$137	$(42)	$(191)	$(233)
Money market and savings	(1,187)	(1,640)	(2,827)	(53)	(3,030)	(3,083)
Time deposits	(2,958)	(1,755)	(4,713)	(4,283)	(3,037)	(7,320)
Total deposit interest expense	(3,988)	(3,415)	(7,403)	(4,378)	(6,258)	(10,636)
Other borrowings	(2,381)	156	(2,225)	(704)	(1,116)	(1,820)
Total interest expense	(6,369)	(3,259)	(9,628)	(5,082)	(7,374)	(12,456)
Net interest income	$2,304	$(6,137)	$(3,833)	$4,851	$139	$4,990

Net Interest Income

The Company’s tax equivalent net interest margin decreased 94 basis points to 3.26% for 2007 compared to 4.20% in 2006.  Excluding the impact of tax refund loans, which were substantially all a first quarter 2006 event, the net interest margin was 3.26% in 2007 and 4.04% in 2006.

While yields on interest-bearing assets decreased 36 basis points to 7.38% in 2007 from 7.74% in 2006, the yield on total deposits and other borrowings increased 63 basis points to 4.36% in 2007 from 3.73% in 2006.  The decrease in yields on assets resulted primarily from the high yield tax refund loans recorded in 2006 as well as interest reductions due to the increase in non accrual loans in 2007 and rate reductions in the last four months of 2007 on variable rate loans as a result of actions taken by the Federal Reserve.  The increase in yields on deposits was due to the repricing of maturing time deposits at higher rates and increases in rates on money market and savings deposits.  The cost of overnight borrowings decreased slightly as a result of actions taken by the Federal Reserve but those actions had limited immediate impact in reducing the cost of deposits.

The Company’s tax equivalent net interest income decreased $3.8 million, or 11.2%, to $30.3 million for 2007 from $34.1 million for 2006.  As shown in the Rate Volume table above, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the impact of the growth in average interest-earning assets, primarily loans.  Average interest-earning assets amounted to $930.0 million for 2007 and $811.8 million for 2006.  The $118.2 million increase resulted from loan growth of $91.6 million and securities growth of $38.6 million.

The Company’s total tax equivalent interest income increased $5.8 million, or 9.2%, to $68.6 million for 2007 from $62.8 million for 2006.  Interest and fees on loans increased $3.9 million, or 6.7%, to $62.2 million for 2007 from $58.3 million for 2006.  The increase in interest and fees on loans of $3.9 million resulted from a 12.6% increase in average loans outstanding less interest reductions due to an increase in non-performing loans in 2007 and rate reductions on variable rate loans in the last four months of 2007.  Also, $1.9 million in interest on tax refund loans was realized in 2006.  Interest and dividends on investment securities increased $2.5 million to $5.8 million for 2007 from $3.3 million for 2006.  The increase reflected an increase in average securities outstanding of $38.6 million, or 67.4%, to $95.7 million for 2007 from $57.2 million for 2006.  Interest on federal funds sold and other interest earning assets decreased $605,000, or 46.9%, to $686,000 for 2007 from $1.3 million for 2006.  The decrease reflected a $12.0 million decrease in average balances to $13.9 million for 2007 from $25.9 million for 2006.

The Company’s total interest expense increased $9.6 million, or 33.6%, to $38.3 million for 2007 from $28.7 million for 2006.  Interest-bearing liabilities averaged $799.8 million for 2007 from $686.2 million for 2006, or an increase of $113.6 million.  The increase reflected additional funding for loan and securities growth.  Average deposit balances increased $65.4 million while there was a $44.5 million increase in average other borrowings.  The average rate paid on interest-bearing liabilities increased 61 basis points to 4.79% for 2007 from 4.18% for 2006.  Interest expense on time deposit balances increased $4.7 million to $18.8 million for 2007 from $14.1 million for 2006.  Money market and savings interest expense increased $2.8 million to $11.9 million for 2007 from $9.1 million for 2006.  The majority of the increase in interest expense on deposits reflected the higher average deposit balances as well as the higher short term interest rate environment for the first eight months of 2007.  The 100 basis point decrease in short term interest rates from September 2007 through December 2007 had minimal effect on deposit rates in 2007.  Accordingly, rates on total interest-bearing deposits increased 70 basis points in 2007 compared to 2006.

Interest expense on other borrowings increased $2.2 million to $7.1 million for 2007 from $4.9 million for 2006, as a result of increased average balances.  Average other borrowings, primarily overnight FHLB borrowings, increased $44.5 million, or 50.2%, between those respective periods.  Increases in balances were utilized to fund loan growth.  Rates on other borrowings, primarily due to the 100 basis point decrease in short-term interest rates from September 2007 through December 2007 decreased to 5.35% for 2007 from 5.53% for 2006.  Interest expense on other borrowings also included the impact of $8.8 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and inherent losses in the portfolio.  The provision for loan losses amounted to $1.6 million for 2007 compared to $1.4 million for 2006.  The 2006 provision reflected $359,000 for net charge-offs of tax refund loans, which were more than offset by $1.6 million in related net revenues.  The comparable 2007 provision reflected $283,000 for net recoveries on tax refund loans.  This favorable variance was more than offset by an increase in the 2007 provision for loan losses of $1.4 million for loans transferred to non-accrual status in 2007 and $638,000 for increases in reserves on certain loans due to a downturn in the housing market.  Those increases were partially offset by the reversal of reserves on loans which were paid down or otherwise disposed of.  The remaining provisions in both both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Non-accrual loans increased from $6.9 million at December 31, 2006 to $22.3 million at December 31, 2007.

Non-Interest Income

Total non-interest income decreased $567,000 to $3.1 million for 2007 compared to $3.6 million for 2006, primarily due to a decrease of $292,000 related to service fees on deposit accounts.  The decrease in service fees on deposit accounts reflected the termination of services to several large customers.  In addition, other income decreased $329,000 primarily due to fee recoveries recorded in 2006. Loan advisory and servicing fees decreased $57,000 which was partially offset by a $56,000 increase in bank owned life insurance income and a $55,000 increase in gain on sales of other real estate owned.

Non-Interest Expenses

Total non-interest expenses increased $347,000, or 1.7%, to $21.4 million for 2007 from $21.0 million in 2006.  Salaries and employee benefits decreased $1.0 million, or 8.7%, to $10.6 million for 2007 from $11.6 million in 2006.  That decrease reflected a reduction in bonuses and incentives expense of $1.0 million.

Occupancy expense increased $533,000, or 28.2%, to $2.4 million for 2007 compared to $1.9 million for 2006.  The increase reflected two additional branches which opened in the second and third quarters of 2006 as well as the corporate headquarters move in second quarter 2007 and an additional branch which opened in the third quarter of 2007.

Depreciation expense increased $352,000, of 34.9%, to $1.4 million for 2007 compared to $1.0 million for 2006.  The increase was primarily due to the impact of the three additional branch locations and the corporate headquarters move.

Legal fees increased $96,000, or 14.7%, to $750,000 for 2007 compared to $654,000 for 2006 resulting from increased fees on a number of different matters.

Advertising expenses increased $9,000, or 1.8%, to $503,000 for 2007 compared to $494,000 for 2006.  The increase was primarily due to higher levels of print advertising.

Data processing increased $197,000, or 39.7%, to $693,000 for 2007 compared to $496,000 for 2006, primarily due to Check 21 related expenses and other system enhancements.

Insurance expense increased $45,000, or 12.7%, to $398,000 for 2007 compared to $353,000 for 2006, resulting from the overall growth of the Company.

Professional fees decreased $20,000, or 3.6%, to $542,000 for 2007 compared to $562,000 for 2006, reflecting decreases in recruiting expenses.

Taxes, other increased $79,000, or 10.7%, to $820,000 for 2007 compared to $741,000 for 2006.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an amount of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

Other expenses increased $60,000, or 1.9%, to $3.2 million for 2007 compared to $3.2 million for 2006, which reflected the impact of the three additional branch locations.

Provision for Income Taxes

The provision for income taxes decreased $1.9 million to $3.3 million from $5.2 million for 2006.  That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 32% amd 34%, respectively.

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

Financial Condition

December 31, 2007 Compared to December 31, 2006

Total assets increased $7.5 million to $1.016 billion at December 31, 2007, compared to $1.009 billion at December 31, 2006. This net increase reflected a higher balance in loans offset by lower balances in cash and cash equivalents and investment securities.

Loans:

The loan portfolio, which represents the Company’s largest asset, is its most significant source of interest income. The Company’s lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total loans increased $29.5 million, or 3.7%, to $821.5 million at December 31, 2007, versus $792.1 million at December 31, 2006. The increase reflected $26.4 million, or 3.4%, of growth in commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million at December 31, 2007. Individual customers may have several loans that are secured by different collateral which are in total subject to that lending limit. The aggregate amount of those relationships that exceeded $8.8 million at December 31, 2007, was $372.9 million. The $8.8 million threshold approximates 10% of total capital and reflects an additional internal monitoring guideline.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S Government debt securities, U.S. Government agency issued mortgage backed securities, municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $83.7 million at December 31, 2007, a decrease of $18.4 million, or 18.0%, from year-end 2006. This decrease reflected $28.2 million in proceeds from maturities and calls on securities partially offset by $9.6 million in purchases of primarily mortgage backed and municipal securities.  The purchases were made to decrease exposure to lower interest rate environments, and enhance net interest income.  At December 31, 2007 and December 31, 2006, the portfolio had net unrealized gains of $409,000 and $427,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2007, securities held to maturity totaled $282,000, a decrease of $51,000 or 15.3%, from $333,000 at year-end 2006. The decline reflected a reduction in the amount of debt securities. At both dates, respective carrying values approximated market values.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At December 31, 2007, FHLB stock totaled $6.2 million, a decrease of $446,000, or 6.7%, from $6.7 million at December 31, 2006.

Republic is also required to maintain ACBB stock as a condition of a contingency line of credit.  At December 31, 2007 and 2006, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $9.9 million, to $73.2 million at December 31, 2007, from $83.1 million at December 31, 2006, primarily due to an $8.5 million decrease in cash and due from banks.

Fixed Assets:

Bank premises and equipment, net of accumulated depreciation totaled $11.3 million at December 31, 2007 an increase of $5.6 million, or 99.9% from $5.6 million at December 31, 2006, reflecting main office expenditures and branch expansion.

Other Real Estate Owned:

At December 31, 2007, the Company had assets classified as other real estate owned with a value of $3.7 million comprised of a tract development project for single family homes with a value of $3.5 million, a commercial building with a value of $109,000 and a parcel of land with a value of $42,000.  At December 31, 2006, the Company had parcels of land classified as other real estate owned with a value of $572,000, of which assets valued at $530,000 were sold in 2007.

Bank Owned Life Insurance:

At December 31, 2007, the value of the insurance was $11.7 million, an increase of $424,000, or 3.8%, from $11.3 million at December 31, 2006.  The increase reflected income earned on the insurance policies.

Other Assets:

Other assets decreased by $1.6 million to $8.0 million at December 31, 2007, from $9.6 million at December 31, 2006, primarily due to the effect of a $2.5 million adjustment to the deferred tax asset (offset in other liabilities) partially offset by an increase of $649,000 in assets related to a deferred compensation plan.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $26.1 million to $780.9 million at December 31, 2007, from $754.8 million at December 31, 2006.  Average transaction accounts increased 2.3% or $8.7 million from the prior year end to $384.2 million in 2007.  Time deposits increased $54.1 million, or 14.7%, to $422.9 million at December 31, 2007, versus $368.8 million at the prior year-end.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation. Republic had no term borrowings at December 31, 2007 and December 31, 2006, respectively. Republic had short-term borrowings (overnight) of $133.4 million at December 31, 2007 versus $159.7 million at the prior year-end.

Subordinated Debt:

Subordinated debt amounted to $11.3 million at December 31, 2007, compared to $6.2 million at December 31, 2006, as a result of a $5.2 million issuance of trust preferred securities in June 2007 at a rate of LIBOR plus 1.55%.

Shareholders’ Equity:

Total shareholders’ equity increased $5.7 million to $80.5 million at December 31, 2007, versus $74.7 million at December 31, 2006.  This increase was primarily the result of 2007 net income of $6.9 million, partially offset by $1.3 million for the purchase of treasury shares.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $160.2 million and $163.2 million and standby letters of credit of approximately $4.6 million and $7.3 million at December 31, 2007 and 2006, respectively.  Commitments often expire without being drawn upon. The $160.2 million of commitments to extend credit at December 31, 2007, were substantially all variable rate commitments.

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

Contingencies also include a standby letter of credit issued by an unrelated bank in the amount of $170,000 which was required by a lessor.

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or noncancellable operating leases	$ 44,926	$ 1,394	$ 3,426	$ 3,947	$ 36,159
Remaining contractual maturities of time deposits	422,935	406,945	15,199	736	55
Subordinated debt	11,341	-	-	-	11,341
Employment agreements	1,736	828	908	-	-
Former CEO SERP	143	95	48	-	-
Director and Officer retirement plan obligations	1,467	117	177	252	921
Loan commitments	160,245	113,718	21,189	2,624	22,714
Standby letters of credit	4,613	4,451	54	108	-
Total	$ 647,406	$ 527,548	$ 41,001	$ 7,667	$ 71,190

      As of December 31, 2007, the Company had entered into non-cancelable lease agreements for its main office and operations center, ten current Republic retail branch facilities, and a new branch facility scheduled to open in 2008, expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are $44.9 million through the year 2037.  The Company has entered into employment agreements with the CEO of the Company and the President of Republic. The aggregate commitment for future salaries and benefits under these employment agreements at December 31, 2007 is approximately $1.7 million.  The Company has retirement plan agreements with certain Directors and Officers.   The accrued benefits under the plan at December 31, 2007 was approximately $1.5 million, with a minimum age of 65 established to qualify for the payments.

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

At December 31, 2007, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $261.9 million, which represented 31.9% of gross loans receivable at December 31, 2007. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits extended for single family construction amounted to $101.6 million, which represented 12.4% of gross loans receivable at December 31, 2007. Loan concentrations are considered to exist when there is amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

Management presently believes that the effect on Republic of any future fall in interest rates, reflected in lower yielding assets, could be detrimental since Republic may not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a negative effect on Republic, due to a possible lag in the repricing of core deposits not assumed in the model.

The following tables present a summary of the Company’s interest rate sensitivity GAP at December 31, 2007.  Amounts shown in the table include both estimated maturities and instruments scheduled to reprice, including prime based loans.  For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually.

Interest Sensitivity Gap
At December 31, 2007
(Dollars in thousands)

	0–90 Days	91–180 Days	181–365 Days	1–2 Years	2–3 Years	3–4 Years	4–5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest Sensitive Assets:
Investment securities and other interest-bearing
balances	$82,186	$298	$11,041	$9,966	$8,184	$6,714	$5,512	$28,627	$152,528	$152,531
Average interest rate	4.59%	6.10%	5.97%	5.98%	5.98%	5.98%	5.98%	5.99%
Loans receivable	384,017	20,252	107,350	83,649	73,975	57,305	48,307	46,694	821,549	822,545
Average interest rate	7.55%	6.81%	6.86%	6.77%	6.77%	6.77%	6.77%	6.69%
Total	466,203	20,550	118,391	93,615	82,159	64,019	53,819	75,321	974,077	975,076

Cumulative Totals	$466,203	$486,753	$605,144	$698,759	$780,918	$844,937	$898,756	$974,077

Interest Sensitive Liabilities:
Demand Interest Bearing(1)	$17,618	$-	$-	$17,617	$-	$-	$-	$-	$35,235	$35,235
Average interest rate	1.00%	-	-	1.00%	-	-	-	-
Savings Accounts (1)	9,146	-	-	9,145	-	-	-	-	18,291	18,291
Average interest rate	4.15%	-	-	4.15%	-	-	-	-
Money Market Accounts(1)	102,677	-	-	102,677	-	-	-	-	205,354	205,354
Average interest rate	4.50%	-	-	4.50%	-	-	-	-
Time Deposits	243,363	90,651	72,932	12,768	2,430	288	448	55	422,935	422,704
Average interest rate	4.75%	4.95%	4.83%	4.28%	4.08%	3.97%	4.17%	5.02%
FHLB and Short Term
Advances	133,433	-	-	-	-	-	-	-	133,433	133,433
Average interest rate	4.50%	-	-	-	-	-	-	-
Subordinated Debt	11,341	-	-	-	-	-	-	-	11,341	11,341
Average interest rate	6.77%	-	-	-	-	-	-	-
Total	517,578	90,651	72,932	142,207	2,430	288	448	55	826,589	826,358

Cumulative Totals	$517,578	$608,229	$681,161	$823,368	$825,798	$826,086	$826,534	$826,589

Interest Rate
Sensitivity GAP	$(51,375)	$(70,101)	$45,459	$(48,592)	$79,729	$63,731	$53,371	$75,266
Cumulative GAP	$(51,375)	$(121,476)	$(76,017)	$(124,609)	$(44,880)	$18,851	$72,222	$147,488
Interest Sensitive Assets/
Interest Sensitive
Liabilities	90.07%	80.03%	88.84%	84.87%	94.57%	102.28%	108.74%	117.84%
Cumulative GAP/
Total Earning Assets	-5%	-12%	-8%	-13%	-5%	2%	7%	15%

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$119,982	$(11,534)	(8.77)%	12.06%	(98)bp
100	126,123	(5,393)	(4.10)	12.58	(46)
Static	131,516	--	--	13.04	--
(100)	132,168	652	0.50	13.08	4
(200)	131,426	(90)	(0.07)	13.00	(4)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of December 31, 2007.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$28,862	$(1,361)	(4.50)%
100	29,628	(595)	(1.97)
Static	30,223	--	--
(100)	30,644	421	1.39
(200)	31,330	1,107	3.67

The above table indicates that as of December 31, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company’s net interest income for the 12 months ending December 31, 2007, subject to the significant limitations specified in the following paragraph, might decrease by $1.4 million over the static scenario.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.  It is unlikely that the increases in net interest income shown in the table would occur, if deposit rates continue to lag prime rate reductions.

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

Capital Resources

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 11.01% and 10.30% at December 31, 2007 and 2006, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2007 and 2006 were 10.07% and 9.46%, respectively. At December 31, 2007 and 2006, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

Under FRB and FDIC regulations, a bank and a holding company are deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2007 and 2006, the Company’s leverage ratio was 9.44% and 8.75%, respectively. Accordingly, at December 31, 2007 and 2006, the Company was considered “well capitalized” under FRB and FDIC regulations.

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

On June 28, 2007, the Company, through a pooled offering, issued an additional $5.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities for the same purpose as the 2001 issuance.  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.  The interest rate is variable, adjustable quarterly, at 1.55% over the 3 month Libor.

The shareholders’ equity of the Company as of December 31, 2007, totaled approximately $80.5 million compared to approximately $74.7 million as of December 31, 2006. This increase of $5.7 million reflected 2007 net income of $6.9 million, less $1.3 million for the purchase of treasury shares. That net income increased the book value per share of the Company’s common stock from $7.16 as of December 31, 2006, based upon 10,445,332 shares outstanding (restated for a 10% stock dividend), to $7.80 as of December 31, 2007, based upon 10,320,908 shares outstanding at December 31, 2007, as adjusted for treasury stock.

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

The following table presents the Company’s regulatory capital ratios at December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company	99,704	11.01%	72,638	8.00%	-	-
Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company	91,196	10.07%	36,319	4.00%	-	-
Tier one leverage capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company.	91,196	9.44%	48,294	5.00%	-	-

At December 31, 2006
Total risk based capital
Republic	$88,256	10.28%	$61,009	8.00%	$76,261	10.00%
Company	88,510	10.30%	61,098	8.00%	-	-
Tier one risk based capital
Republic	80,198	9.34%	30,505	4.00%	45,757	6.00%
Company	80,452	9.46%	30,549	4.00%	-	-
Tier one leverage capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company	80,452	8.75%	45,990	5.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2007 and 2006, all capital adequacy requirements to which they are subject. As of December 31, 2007, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

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

The Company’s equity to assets ratio increased to 7.92% as of December 31, 2007, from 7.41% as of December 31, 2006. The increase at year-end 2007 was the result of 2007 net income of $6.9 million. The Company’s average equity to assets ratio for 2007, 2006 and 2005 was 8.01%, 8.17% and 7.99%, respectively. The Company’s average return on equity for 2007, 2006 and 2005 was 8.86%, 14.59% and 15.22%, respectively; and its average return on assets for 2007, 2006 and 2005, was 0.71%, 1.19% and 1.22%, respectively.

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

The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $73.2 million at December 31, 2007, compared to $83.1 million at December 31, 2006. Loan maturities and repayments are another source of asset liquidity. At December 31, 2007, Republic estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2008. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System (“FHLB”). At December 31, 2007, Republic had $113.1 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $82.7 million at December 31, 2006. The increase in available lines resulted from Republic’s decreased level of overnight borrowings against these lines.  Management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable Republic to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At December 31, 2007, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $164.9 million. Certificates of deposit scheduled to mature in one year totaled $406.9 million at December 31, 2007. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of Republic’s interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a contingency line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million at December 31, 2007.  Republic had drawn down $0 on this line at December 31, 2007. Republic has also established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $211.5 million.  That $211.5 million capacity is reduced by advances outstanding to arrive at the unused line of credit available.  As of December 31, 2007 and 2006, Republic had borrowed $113.4 million and $139.7 million, respectively from the FHLB. Investment securities represent a primary source of liquidity for Republic. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances with PNC.  As of December 31, 2007 and 2006, there were $20.0 million and $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency securities, mortgage backed securities, municipal securities, corporate bonds and trust preferred securities. The Company’s ALCO monitors and approves all security purchases.  The increase in securities in 2006 was a result of the Company’s desire to reduce its exposure to lower rate environments, by purchasing long term bonds.  The decline in securities in 2007 primarily reflected the maturity of an eighteen month security.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2007, 2006 and 2005 follows.

	Investment Securities Available for Sale at December 31,
	(Dollars in thousands)
	2007	2006	2005
U.S. Government Agencies	$-	$18,570	$18,717
Mortgage backed Securities/CMOs (1)	55,579	58,642	8,691
Other securities (2)	27,671	24,400	9,752
Total amortized cost of securities	$83,250	$101,612	$37,160

Total fair value of investment securities	$83,659	$102,039	$37,283

	Investment Securities Held to Maturity at December 31,
	(Dollars in thousands)
	2007	2006	2005
U.S. Government Agencies	$3	$3	$3
Mortgage backed Securities/CMOs (1)	15	58	59
Other securities	264	272	354
Total amortized cost of investment securities	$282	$333	$416

Total fair value of investment securities	$285	$338	$427

(1) Substantially all of these obligations consist of U.S. Government Agency issued securities.
(2) Comprised primarily of municipal securities, corporate bonds and trust preferred securities.

The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2007. Mortgage backed securities are presented without consideration of amortization or prepayments.

	Investment Securities Available for Sale at December 31, 2007
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$-	-	$-	-	$-	$-	-
Mortgage backed securities	-	-	-	-	253	6.21%	56,206	6.04%	56,459	55,579	6.04%
Other securities	-	-	148	4.40%	2,104	6.02%	24,948	5.56%	27,200	27,671	5.59%
Total AFS securities	$-	-	148	4.40%	$2,357	6.04%	$81,154	5.89%	$83,659	$83,250	5.89%

	Investment Securities Held to Maturity at December 31, 2007
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$3	6.04%	$-	-	$3	6.04%
Mortgage backed securities	-	-	-	-	-	-	15	7.48%	15	7.48%
Other securities	80	6.10%	75	6.45%	34	6.01%	75	3.50%	264	5.45%
Total HTM securities	$80	6.10%	$75	6.45%	$37	6.01%	$90	4.16%	$282	5.56%

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million at December 31, 2007. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $8.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2007, amounted to $372.9 million. There were no loans in excess of the legal lending limit at December 31, 2007.

The Company’s total loans increased $29.5 million, or 3.7%, to $821.5 million at December 31, 2007, from $792.1 million at December 31, 2006. That increase reflected a $11.0 million, or 2.4%, increase in real estate secured loans, which represents the Company’s largest loan portfolio.  The increase also reflected a $9.9 million, or 4.5%, increase in construction loans.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2007	2006	2005	2004	2003

Commercial:
Real estate secured	$477,678	$466,636	$447,673	$351,314	$281,253
Construction and land development	228,616	218,671	141,461	107,462	86,547
Non real estate secured	77,347	71,816	49,515	57,361	49,850
Non real estate unsecured	8,451	8,598	10,620	8,917	13,398
Total commercial	792,092	765,721	649,269	525,054	431,048
Residential real estate (1)	5,960	6,517	7,057	8,219	14,875
Consumer and other	24,302	20,952	23,050	17,048	14,636
Total loans	822,354	793,190	679,376	550,321	460,559
Deferred loan fees	805	1,130	1,290	632	735
Total loans, net of deferred loan fees	$821,549	$792,060	$678,086	$549,689	$459,824
__________
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

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

	At December 31, 2007
	(Dollars in thousands)
	Commercial and Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer and Other	Total

Fixed Rate
1 year or less	$77,004	$9,254	$-	$381	$86,639
1-5 years	255,289	6,840	-	1,143	263,272
After 5 years	90,371	17,224	5,960	5,054	118,609
Total fixed rate	422,664	33,318	5,960	6,578	468,520

Adjustable Rate
1 year or less	63,787	152,270	-	986	217,043
1-5 years	22,900	18,983	-	187	42,070
After 5 years	53,320	24,045	-	16,551	93,916
Total adjustable rate	140,007	195,298	-	17,724	353,029
Total	$562,671	$228,616	$5,960	$24,302	$821,549

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

At December 31, 2007, 57.0% of total loans were fixed rate compared to 51.3% at December 31, 2006.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-	$-	$-	$2,928
Restructured loans	-	-	-	-	-
Non-accrual loans
Commercial	14,757	6,448	2,725	3,914	3,269
Construction	6,747	173	492	656	1,795
Residential real estate	-	-	-	-	-
Consumer and other	776	295	206	284	74
Total non-accrual loans	22,280	6,916	3,423	4,854	5,138
Total non-performing loans (1)	22,280	6,916	3,423	4,854	8,066
Other real estate owned	3,681	572	137	137	207
Total non-performing assets (1)	$25,961	$7,488	$3,560	$4,991	$8,273
Non-performing loans as a percentage of total
loans, net of unearned income (1) (2)	2.71%	0.87%	0.50%	0.88%	1.75%
Non-performing assets as a percentage of total assets	2.55%	0.74%	0.42%	0.75%	1.33%

(1)
Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.

(2)	Includes loans held for sale.

Total non-performing loans increased $15.4 million to $22.3 million at December 31, 2007, from $6.9 million at the prior year-end.  The $15.4 million increase in 2007 non-performing loans compared to 2006 reflected the transfer of loans to two borrowers totaling $20.0 million to non-accrual status, partially offset by the payoff of one loan totaling $1.9 million, the charge off and paydown of loans to one borrower totaling $1.0 million, and the paydown and transfer to substandard of one loan totaling $2.0 million.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2007, all identified problem loans are included in the preceding table, or are classified as substandard or doubtful, with a reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Interest income that would have been recorded
had the loans been in accordance with their
original terms	$1,447,000	$479,000	$165,000	$391,000	$253,000
Interest income included in net income	$-	$-	$-	$170,000	$-

At December 31, 2007, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to non-residential building operators and real estate agents and managers in the aggregate amount of $261.9 million, which represented 31.9% of gross loans receivable at December 31, 2007. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended for single family construction in the amount of $101.6 million, which represented 12.4% of gross loans receivable at December 31, 2007. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Republic had no credit exposure to “highly leveraged transactions” at December 31, 2007 as defined by the FRB.

Allowance for Loan Losses

A detailed analysis of the Company’s allowance for loan losses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is as follows: (Dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Balance at beginning of period	$8,058	$7,617	$6,684	$7,333	$6,076

Charge-offs:
Commercial	1,503	601	29	1,036	365
Tax refund loans	-	1,286	1,113	700	1,393
Consumer	3	-	21	186	53
Short-term loans	-	-	-	-	4,159
Total charge-offs	1,506	1,887	1,163	1,922	5,970
Recoveries:
Commercial	81	37	287	1,383	1,066
Tax refund loans	283	927	617	200	334
Consumer	2	-	6	4	-
Total recoveries	366	964	910	1,587	1,400
Net charge-offs	1,140	923	253	335	4,570
Provision for loan losses	1,590	1,364	1,186	(314)	5,827
Balance at end of period	$8,508	$8,058	$7,617	$6,684	$7,333

Average loans outstanding (1)	$820,380	$728,754	$602,031	$493,635	$439,127

As a percent of average loans (1):
Net charge-offs (2)	0.14%	0.13%	0.04%	0.07%	1.04%
Provision for loan losses	0.19%	0.19%	0.20%	(0.06)%	1.33%
Allowance for loan losses	1.04%	1.11%	1.27%	1.35%	1.67%

Allowance for loan losses to:
Total loans, net of unearned income	1.04%	1.02%	1.12%	1.22%	1.59%
Total non-performing loans	38.19%	116.51%	222.52%	137.70%	90.91%
__________
(1)  Includes non-accruing loans.
(2)  Excluding tax refund loan net charge-offs, ratios were 0.17%, 0.08% and (0.04)% in 2007, 2006 and 2005, respectively.

In 2007, the Company charged-off commercial loans to three borrowers totaling $1.4 million.  In 2006, the Company charged-off commercial loans to three borrowers totaling $523,000.  There were no charge-offs on tax refund loans in 2007 as the Company did not purchase tax refund loans in that year.   Charge-offs on tax refund loans amounted to $1.3 million in 2006. Recoveries on tax refund loans decreased to $283,000 in 2007, from $927,000 in 2006 as a result of the discontinuation of the tax refund loan program in 2007.  Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that is management’s best estimate of known and inherent losses. The Company’s Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the loan loss reserve. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In Management’s opinion, the allowance for loan losses was appropriate at December 31, 2007. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

	At December 31,
	(Dollars in thousands)
	2007		2006		2005		2004		2003
Allocation of the allowance for loan losses (1) (2):	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$5,303	68.5%	$5,852	69.0%	$5,074	74.8%	$5,016	75.9%	$5,247	74.8%
Construction	2,739	27.8%	1,714	27.6%	1,417	20.8%	783	19.5%	1,058	18.8%
Residential real estate	43	0.7%	48	0.8%	71	1.0%	33	1.5%	60	3.2%
Consumer and other	174	3.0%	156	2.6%	231	3.4%	115	3.1%	96	3.2%
Unallocated	249	-	288	-	824	-	737	-	872	-
Total	$8,508	100%	$8,058	100%	$7,617	100%	$6,684	100%	$7,333	100%
__________
(1)         Gross loans net of unearned income.
(2)         Includes loans held for sale.

The methodology utilized to estimate the amount of the allowance for loan losses is as follows: The Company first applies an estimated loss percentage against all loans which are not specifically reserved. In 2007, excluding tax refund loans, the Company experienced net charge-offs to average loans of approximately 0.17%.  Net recoveries and net charge-offs, respectively, excluding short-term and tax refund loans, to average loans were 0.08%, (0.04)%, (0.03)% and (0.15)% in 2006, 2005, 2004 and 2003.  In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience, the Company maintained those percentages in 2007. The Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors.  The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, the Company estimates and recognizes reserve allocations on loans classified as “doubtful”, “substandard” or “special mention” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  At December 31, 2005, the unallocated component increased $87,000 to $824,000 from $737,000 at December 31, 2004.  The unallocated component decreased $536,000 from $824,000 at December 31, 2005 to $288,000 at December 31, 2006 as the Company integrated the revised Interagency Policy Statement on the allowance for loan losses issued by the FDIC in December 2006.  As of December 31, 2007, the unallocated component decreased $39,000 to $249,000 from $288,000 at December 31, 2006.  Total loans at December 31, 2007, increased to $821.5 million from $792.1 million at the prior year-end.  The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2007, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $791.3 million, $6.0 million and $24.3 million.

The recorded investment in loans that are impaired in accordance with SFAS No. 114 totaled $22.3 million, $6.9 million and $3.4 million at December 31, 2007, 2006 and 2005 respectively. The amounts of related valuation allowances were $1.6 million, $1.8 million and $1.6 respectively at those dates.  For the years ended December 31, 2007, 2006 and 2005 the average recorded investment in impaired loans was approximately $16.1 million, $5.3 million, and $3.5 million, respectively. The Company did not recognize any interest income on impaired loans during 2007, 2006 or 2005.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2007 and 2006, accruing special mention loans totaled approximately $10.6 million and $2.9 million, respectively.  The amounts of related valuation allowances were $688,000 and $61,000 respectively at those dates.  At December 31, 2007 and 2006, accruing substandard loans totaled approximately $702,000 and $162,000 respectively.  The amounts of related valuation were $56,000 and $28,000 respectively at those dates.  There were no accruing doubtful loans at December 31, 2007 and 2006.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2007 and 2006, in the aggregate principal amount of $3.6 million and $40,000 respectively; and (ii) 60 to 89 days past due, at December 31, 2007 and 2006 in the aggregate principal amount of $1.6 million and $2.5 million respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2007 and 2006.

Dollars in thousands

	2007	2006
Balance at January 1,	$572	$137
Additions, net	3,639	572
Sales	530	137
Balance at December 31,	$3,681	$572

Deposit Structure

Of the total daily average deposits of approximately $745.3 million held by Republic during the year ended December 31, 2007, approximately $78.6 million, or 10.6%, represented non-interest bearing demand deposits, compared to approximately $82.2 million, or 12.1%, of total daily average deposits during 2006. Total deposits at December 31, 2007, consisted of $99.0 million in non-interest-bearing demand deposits, $35.2 million in interest-bearing demand deposits, $223.6 million in savings and money market accounts, $179.0 million in time deposits under $100,000 and $243.9 million in time deposits greater than $100,000.

The following table is a distribution of Republic’s deposits for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2007	2006	2005	2004	2003
Demand deposits, non-interest bearing	$99,040	$78,131	$88,862	$97,790	$74,572
Demand deposits, interest bearing	35,235	47,573	69,940	54,762	70,536
Money market & savings deposits	223,645	260,246	223,129	170,980	98,196
Time deposits	422,935	368,823	265,912	187,152	182,193
Total deposits	$780,855	$754,773	$647,843	$510,684	$425,497

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

The following table is a distribution of the average balances of Republic’s deposits and the average rates paid thereon, for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended December 31,
	(Dollars in thousands)
	2007		2006		2005
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits, non-interest-bearing	$78,641	-%	$82,233	-%	$88,702	-%
Demand deposits, interest-bearing	38,850	1.10%	53,073	1.06%	49,118	0.68%
Money market & savings deposits	266,706	4.48%	240,189	3.79%	238,786	2.52%
Time deposits	361,120	5.21%	304,375	4.64%	211,972	3.20%
Total deposits	$745,317	4.18%	$679,870	3.50%	$588,578	2.23%

The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2007.

Certificates of Deposit
(Dollars in thousands)
2007
Maturing in:
Three months or less	$196,422
Over three months through six months	30,149
Over six months through twelve months	7,748
Over twelve months	9,573
Total	$243,892

The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2007 through 2012.

2008	2009	2010	2011	2012	Thereafter	Total
		(Dollars in thousands)
$406,945	$12,769	$2,430	$288	$448	$55	$422,935

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

Management previously determined that Republic First Capital Trust I, utilized for the Company’s $6,000,000 of pooled trust preferred securities issuance, qualifies as a variable interest entity under FIN 46. Republic First Capital Trust I (“RFCT”) originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company.  The securities were subsequently reissued via a call during 2006 by Republic First Capital Trust II.  Republic First Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.   The Company issued an additional $5,000,000 of pooled trust preferred securities in June 2007.  Republic First Capital Trust III holds, as its sole asset, subordinated debentures issued by the Company in 2007.

The Company does not consolidate RFCT. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of RFCT’s expected residual returns. The non-consolidation results in the investment in the common stock of RFCT to be included in other assets with a corresponding increase in outstanding debt of $341,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by RFCT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

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

 Item 7A:  Quantitative and Qualitative Disclosure about Market Risk (Item 305 of Reg S-K)

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8:      Financial Statements and Supplementary Data

The consolidated financial statements of the Company begin on Page 53.

Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2007, the end of the period covered by this Annual Report on From 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control- Integrated Framework” issued by the Committee of

Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2007.  Management’s report on internal control over financial reporting is set forth in the Company’s 2007 Annual Report, and is incorporated herein by reference.  The Company’s internal control over financial reporting has been audited by Beard Miller Company LLP, an independent, registered public accounting firm, as stated in its report, which is set forth in the Company’s 2007 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:         Other Information

Not applicable

PART III

Item 10:          Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of shareholders scheduled for April 22, 2008.

Item 11:           Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of shareholders scheduled for April 22, 2008.

Item 12:           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	737,841	$ 6.39	(1)
Equity compensation plans not approved by security holders: Incentives to acquire new employees	-	-	-
Total	737,841	$6.39	(1)

(1)
The amended plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Item 13:       Certain Relationships and Related Transactions, and Director Independence

Certain of the directors of the Company and/or their affiliates have loans outstanding from Republic. All such loans were made in the ordinary course of Republic’s business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons; and, in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features.  The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of shareholders scheduled for April 22, 2008.

Item 14.        Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of shareholders scheduled for April 22, 2008.

  PART IV

Item 15:            Exhibits and Financial Statement Schedules

A.      Financial Statements

(1)	Management’s Report on Internal Control Over Financial Reporting
(2)	Reports of Independent Registered Public Accounting Firms
(3)	Consolidated Balance Sheets as of December 31, 2007 and 2006
(4)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
(5)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
(6)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
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

Exhibit Number	Description	Manner of Filing

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005

10.1	Employment Contract Between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K Filed March 2, 2007

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Filed Herewith

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-Q Filed November 15, 2004

10.4	Human Resources and Payroll Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005

10.5	Operation and Data Processing Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005

10.6	Compliance Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005

10.7	Financial Accounting and Reporting Services Agreement between Republic First Bank and BSC Services Corp. dated January 1, 2005	Incorporated by reference to Form 10-K Filed March 30, 2005

10.8	Employment Contract Between Republic and Louis J. DeCesare, Jr.*	Incorporated by reference to Form 8-K Filed March 2, 2007

10.9	Change in Control Policy for Certain Executive Officers*	Incorporated by reference to Form 10-K filed March 9, 2007

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Beard Miller Company LLP	Filed Herewith

31.1	Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Vice President and Chief Financial Officer of Republic First Bancorp, Inc. pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification under Section 906 of the Sarbanes Oxley Act of Harry D. Madonna.	Filed Herewith

32.2	Certification under Section 906 of the Sarbanes Oxley Act of Paul Frenkiel.	Filed Herewith

*           Constitutes a compensation agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

REPUBLIC FIRST BANCORP, INC. [registrant]

Date: March 5, 2008	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 5, 2008	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 5, 2008	/s/ Harris Wildstein, Esq.
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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2007.

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

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their reports, which are included herein.

Date: March 5, 2008	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 5, 2008	By:	/s/ Paul Frenkiel
Paul Frenkiel,
Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited Republic First Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance and the related consolidated statements of income, changes in shareholders’ equity and cash flows of Republic First Bancorp, Inc. and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Malvern, Pennsylvania
March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated related statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Republic First Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Republic First Bancorp, Inc. changed its method of Accounting for share-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic First Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Malvern, Pennsylvania
March 10, 2008

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands, except  share data)
	2007	2006
ASSETS:
Cash and due from banks	$10,996	$19,454
Interest bearing deposits with banks	320	426
Federal funds sold	61,909	63,247
Total cash and cash equivalents	73,225	83,127
Investment securities available for sale, at fair value	83,659	102,039
Investment securities held to maturity, at amortized cost
(fair value of $285 and $338 respectively)	282	333
Restricted stock, at cost	6,358	6,804
Loans receivable, (net of allowance for loan losses of $8,508 and $8,058
respectively)	813,041	784,002
Premises and equipment, net	11,288	5,648
Other real estate owned, net	3,681	572
Accrued interest receivable	5,058	5,370
Bank owned life insurance	11,718	11,294
Other assets	7,998	9,635
Total Assets	$1,016,308	$1,008,824
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Demand — non-interest-bearing	$99,040	$78,131
Demand — interest-bearing	35,235	47,573
Money market and savings	223,645	260,246
Time less than $100,000	179,043	138,566
Time over $100,000	243,892	230,257
Total Deposits	780,855	754,773
Short-term borrowings	133,433	159,723
Accrued interest payable	3,719	5,224
Other liabilities	6,493	8,184
Subordinated debt	11,341	6,186
Total Liabilities	935,841	934,090
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized;
no shares issued as of December 31, 2007 and 2006	-	-
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
shares issued 10,737,211 as of December 31, 2007 and
9,746,312 as of December 31, 2006	107	97
Additional paid in capital	75,321	63,342
Retained earnings	8,927	13,511
Treasury stock at cost (416,303 shares and 250,555 respectively)	(2,993)	(1,688)
Stock held by deferred compensation plan	(1,165)	(810)
Accumulated other comprehensive income	270	282
Total Shareholders’ Equity	80,467	74,734
Total Liabilities and Shareholders’ Equity	$1,016,308	$1,008,824
(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
Interest income:
Interest and fees on loans	$62,184	$58,254	$42,331
Interest and dividends on taxable investment securities	4,963	3,049	1,972
Interest and dividends on tax- exempt investment securities	513	151	-
Interest on federal funds sold and other interest-earning assets	686	1,291	1,078
	68,346	62,745	45,381

Interest expense:
Demand – interest bearing	428	565	332
Money market and savings	11,936	9,109	6,026
Time less than $100,000	7,200	6,031	3,181
Time over $100,000	11,622	8,078	3,608
Other borrowings	7,121	4,896	3,076
	38,307	28,679	16,223
Net interest income	30,039	34,066	29,158
Provision for loan losses	1,590	1,364	1,186
Net interest income after provision for loan losses	28,449	32,702	27,972

Non-interest income:
Loan advisory and servicing fees	1,177	1,234	573
Service fees on deposit accounts	1,187	1,479	2,000
Gains on sales and calls of investment securities	-	-	97
Gain on sale of other real estate owned	185	130	-
Lawsuit damage award	-	-	251
Bank owned life insurance income	424	368	331
Other income	100	429	362
	3,073	3,640	3,614
Non-interest expenses:
Salaries and employee benefits	10,612	11,629	9,569
Occupancy	2,420	1,887	1,566
Depreciation and amortization	1,360	1,008	991
Legal	750	654	673
Other real estate	23	10	44
Advertising	503	494	192
Data processing	693	496	504
Insurance	398	353	296
Professional fees	542	562	769
Taxes, other	820	741	688
Other operating expenses	3,243	3,183	2,915
	21,364	21,017	18,207
Income before income taxes	10,158	15,325	13,379
Provision for income taxes	3,273	5,207	4,486
Net Income	$6,885	$10,118	$8,893
Net income per share: (1)
Basic	$0.66	$0.97	$0.88
Diluted	$0.65	$0.95	$0.84
(1) Prior year amounts have been restated for a 10% stock dividend paid on April 17, 2007

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except share data)

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2005		$74	$42,494	$23,867	$(1,541)	$-	$330	$65,224

Total other comprehensive loss, net of reclassification adjustments and taxes of ($119):	(227)	-	-		-		(227)	(227)
Net income for the year	8,893	-	-	8,893	-		-	8,893
Total comprehensive income	$8,666	-	-	-	-		-	-

Stock dividend (924,022 shares)		10	10,968	(10,978)
First Bank of Delaware spin-off		-	(5,158)	(6,216)			(22)	(11,396)
Options exercised (476,859)		4	1,271	-	-		-	1,275
Purchase of treasury shares (11,961 shares)			4		(147)			(143)
Tax benefit of stock option exercises			624					624
Stock purchases for deferred compensation plan (44,893 shares)						(573)		(573)
Balance December 31, 2005		88	50,203	15,566	(1,688)	(573)	81	63,677

Total other comprehensive income, net of taxes of $103:	201	-	-	-	-		201	201
Net income for the year	10,118	-	-	10,118	-		-	10,118
Total comprehensive income	$10,319	-	-	-	-		-	-

Stock based compensation			15					15
Stock dividend (885,279 shares)		8	12,165	(12,173)	-		-	-
Options exercised (117,248 shares)		1	699	-	-		-	700
Tax benefit of stock option exercises			260					260
Stock purchases for deferred compensation plan (21,062 shares)						(237)		(237)
Balance December 31, 2006		97	63,342	13,511	(1,688)	(810)	282	74,734

Total other comprehensive loss, net of taxesof ($6):	(12)	-	-	-	-		(12)	(12)
Net income for the year	6,885	-	-	6,885	-		-	6,885
Total comprehensive income	$6,873	-	-	-	-		-	-

Stock based compensation			125					125
Stock dividend (974,441 shares)		10	11,459	(11,469)	-		-	-
Options exercised (16,558 shares)		-	47	-	-		-	47
Purchase of treasury shares (140,700 shares)					(1,305)			(1,305)
Tax benefit of stock option exercises			348					348
Stock purchases for deferred compensation plan (38,000 shares)						(355)		(355)
Balance December 31, 2007		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,885	$10,118	$8,893
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,590	1,364	1,186
Gain on sale of other real estate owned	(185)	(130)	-
Depreciation and amortization	1,360	1,008	991
Deferred income taxes	(156)	(222)	(322)
Tax benefit of stock option exercises	-	-	624
Stock purchases for deferred compensation plan	(355)	(237)	(573)
Stock based compensation	125	15	-
Gains on sales and calls of investment securities	-	-	(97)
Amortization of (discounts) premiums on investment securities	(194)	93	189
Increase in value of bank owned life insurance	(424)	(368)	(331)
(Increase) decrease in accrued interest receivable and other assets	2,111	(193)	4,388
Increase (decrease) in accrued expenses and other liabilities	(3,196)	4,126	1,266
Net cash provided by operating activities	7,561	15,574	16,214
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(9,639)	(67,118)	(18,665)
Proceeds from maturities and calls of securities:
Available for sale	28,195	2,470	20,671
Held to maturity	51	83	183
Principal collected on investment securities:
Available for sale	-	-	4,126
Held to maturity	-	-	49
Purchase of FHLB stock	-	(342)	(1,684)
Proceeds from sale of FHLB stock	446	-	-
Net increase in loans	(34,268)	(115,469)	(128,650)
Net proceeds from sale of other real estate owned	715	267	-
Decrease in other interest-earning restricted cash	-	-	2,923
Premises and equipment expenditures	(7,000)	(3,058)	(964)
Net cash used in investing activities	(21,500)	(183,167)	(122,011)
Cash flows from financing activities:
Net proceeds from exercise of stock options	47	700	1,275
Purchase of treasury shares	(1,305)	-	(143)
Tax benefit of stock option exercises	348	260	-
Net increase (decrease) in demand, money market and savings deposits	(28,030)	4,019	58,399
Net increase in time deposits	54,112	102,911	78,760
Net increase (decrease) in short term borrowings	(26,290)	35,856	62,777
Call of subordinated debt	-	(6,186)	-
Re-issuance of subordinated debt	-	6,186	-
Issuance of subordinated debt	5,155	-	-
Repayment of FHLB advances	-	-	(25,000)
Net cash provided by financing activities	4,037	143,746	176,068
(Decrease) increase in cash and cash equivalents	(9,902)	(23,847)	70,271
Cash and cash equivalents, beginning of year	83,127	106,974	36,703
Cash and cash equivalents, end of year	$73,225	$83,127	$106,974
Supplemental disclosures:
Interest paid	$39,812	$25,268	$16,535
Income taxes paid	3,425	4,700	3,885
Non-monetary transfers from loans to other real estate owned	3,639	572	-

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Operations:

Republic First Bancorp, Inc. (“the Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has two unconsolidated subsidiaries for two trust preferred issuances.

Republic shares data processing, accounting, human resources and compliance services through BSC Services Corp. (“BSC”), which is a subsidiary of an unaffiliated company.  BSC allocates its costs, on the basis of usage to Republic which classifies such costs to the appropriate non-interest expense categories.

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

 Risks and Uncertainties and Certain Significant Estimates:

The earnings of the Company depend primarily on the earnings of Republic. Earnings are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the results of operations  are subject to risks and uncertainties surrounding their exposure to change in the interest rate environment.

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

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due From Banks:

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2007 and 2006 were approximately $700,000 and $400,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

Investment Securities:

Debt and equity investment securities are classified and accounted for as follows:

Held to Maturity – Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts.  Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale – Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Fair value is determined using published quotes as of the close of business.  Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Other-Than-Temporary Impairment of Securities:

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the years ended December 31, 2007, 2006 and 2005.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration of all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company accounts for the transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company accounts for guarantees in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2007 is $4.6 million and they expire as follows: $4.5 million in 2008, $54,000 in 2009, $6,000 in 2011 and $103,000 in 2012.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Other Real Estate Owned:

Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure.  They are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  At December 31, 2007, the Company had assets classified as other real estate owned with a value of $3.7 million comprised of a tract development project for single family homes with a value of $3.5 million, a commercial building with a value of $109,000 and a parcel of land with a value of $42,000.  At December 31, 2006, the Company had parcels of land classified as other real estate owned with a value of $572,000, of which assets valued at $530,000 were sold in 2007.

Bank Owned Life Insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding to purchase life insurance on certain employees. The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in other income on the income statement.  At December 31, 2007 and 2006, the Company owned $11.7 million and $11.3 million, respectively, in BOLI.  In 2007, 2006, and 2005 the Company recognized $424,000, $368,000, and $331,000, respectively in related income.

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

Shareholders’ Equity:

On March 19, 2007, the Company’s Board of Directors declared a 10% stock dividend to shareholders of record on April 5, 2007, which was paid on April 17, 2007.  On April 24, 2006, the Company’s Board of Directors declared a 10% stock dividend to shareholders of record on May 5, 2006, which was paid on May 17, 2006.  On May 17, 2005, the Company’s Board of Directors declared a 12% stock dividend to shareholders of record on May 23, 2005, which was paid on June 7, 2005.  All weighted average share and per share information has been retroactively restated.

On June 13, 2007, the Company implemented a stock repurchase program.  The repurchase program will be in effect from time to time for carrying periods from and after June 14, 2007, through and including June 30, 2008.  The aggregate amount of the Company stock to be repurchased will be determined by market conditions but will not exceed 5%, or approximately 500,000 shares, of the Company’s issued and outstanding stock.  The Company is executing the program through open market purchases.  Stock repurchased under the repurchase program will be retired.  Through December 31, 2007, 140,700 shares were repurchased.

Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At December 31, 2007 and 2006, there were 264,842 and 12,100 stock options, respectively, to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  No stock options were anti-dilutive at December 31, 2005.  The following table is a comparison of EPS for the years ended December 31, 2007, 2006 and 2005.  EPS has been restated for a stock dividend paid on April 17, 2007.

(In thousands, except per share data)	2007	2006	2005

Net income (numerator for basic and diluted earnings per share)	$6,885	$10,118	$8,893

	2007		2006		2005
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	10,389,886		10,418,266		10,116,748
Earnings per share — basic		$0.66		$0.97		$0.88
Effect of dilutive stock options	271,854		279,571		417,549
Effect on basic earnings per share of CSE		(0.01)		(0.02)		(0.04)
Weighted average shares outstanding- diluted	10,661,740		10,697,837		10,534,297
Earnings per share — diluted		$0.65		$0.95		$0.84

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

At December 31, 2007, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.

For the year ended December 31, 2007, $125,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  For the year ended December 31, 2006, $15,000 was recognized in compensation expense for the Stock Option Plan.  Prior to January 1, 2006, the Company accounted for the Stock Option Plan under the recognition and measurement principles of APB No. 25 and related interpretations.  Share-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In 2005, the Company vested all previously issued unvested options and the Company granted 99,000 and 12,100 options, respectively, during the years ended December 31, 2007 and 2006. Compensation expense is recognized in the income statement for only the options granted during the years ended December 31, 2007 and 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from all tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The excess tax benefits of $348,000 and $260,000, respectively, for the years ended December 31, 2007 and 2006 classified as a financing cash inflow were classified as an operating cash flow prior to the adoption of 123 (R).

In accordance with SFAS No. 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

Year Ended December 31, 2005

Net Income	$8,893
Stock-based employee compensation costs determined
if the fair value method had been applied to all awards,
net of tax	(603)
Pro forma net income	$8,290
Basic Earnings per Common Share:
As reported:	$0.88
Pro forma:	$0.82
Diluted Earnings per Common Share:
As reported:	$0.84
Pro forma:	$0.79

The proforma compensation expense is based upon the fair value of the option at grant date. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 0%; expected volatility of 21%; risk-free interest rate of 4.08% and an expected life of 9.0 years.

Comprehensive Income:

The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

 The components of comprehensive income, net of related tax, are as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Net income	$6,885	$10,118	$8,893
Other comprehensive income/(loss):
Unrealized gains/(losses) on securities:
Arising during the period, net of tax/(benefit) of $(6), $103,
and $(86)	(12)	201	(163)
Less: reclassification adjustment for gains included in net income,
net of tax expense of $ -, $ - and $33	-	-	(64)
Other comprehensive income/(loss)	(12)	201	(227)
Comprehensive income	$6,873	$10,319	$8,666

Variable Interest Entities:

Republic First Capital Trust I (“RFCT”) originally issued $6,000,000 of pooled mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company.  The securities were subsequently reissued via a call during 2006 by Republic First Capital Trust II.  Republic First Capital Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.   The Company issued an additional $5,000,000 of pooled trust preferred securities in June 2007.  Republic First Capital Trust III holds, as its sole asset, the subordinated debentures issued by the Company in 2007.

The Company does not consolidate the RFCTs. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the RFCTs’ expected residual returns. The non-consolidation results in the investment in the common stock of the RFCTs to be included in other assets with a corresponding increase in outstanding debt of $341,000 and $186,000 at December 31, 2007 and 2006, respectively. In addition, the income received on the Company’s common stock investment is included in other income. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the RFCTs as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

Recent Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this guidance on January 1, 2007. The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset- An Amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The Company adopted this statement effective January 1, 2007. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption did not have any impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract.  EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this guidance on January 1, 2007.  The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, Effective Date of FASB Statement No. 157, that would permit a one-year deferral in applying the measurement provisions of statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted this guidance on January 1, 2007.  The adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 which amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not anticipate any material impact on its consolidated financial position or results of operations.

In December 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides. This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The conforming amendments in this FSP were adopted as of the effective date of SFAS No. 158.  The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

Reclassifications:

Certain reclassifications have been made to the 2006 and 2005 information to conform to the current year’s presentation.  The reclassifications had no effect on net income.

3.      Investment Securities:

Investment securities available for sale as of December 31, 2007 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$-	$-	$-	$-
Mortgage Backed Securities	55,579	883	(3)	56,459
Other Securities	27,671	36	(507)	27,200
Total	$83,250	$919	$(510)	$83,659

Investment securities held to maturity as of December 31, 2007 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Other Securities	264	2	-	266
Total	$282	$3	$-	$285

Investment securities available for sale as of December 31, 2006 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$18,570	$-	$(82)	$18,488
Mortgage Backed Securities	58,642	431	(2)	59,071
Other Securities	24,400	156	(76)	24,480
Total	$101,612	$587	$(160)	$102,039

Investment securities held to maturity as of December 31, 2006 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	58	2	-	60
Other Securities	272	3	-	275
Total	$333	$5	$-	$338

The securities portfolio consists primarily of U.S government agency securities, mortgage backed securities, municipal securities, corporate bonds and trust preferred securities. The Company’s Asset/Liability Committee reviews all security purchases to ensure compliance with security policy guidelines.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2007, is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$80	$80
After 1 year to 5 years	150	148	75	75
After 5 years to 10 years	2,372	2,357	37	38
After 10 years	80,728	81,154	50	52
No stated maturity	–	–	40	40
Total	$83,250	$83,659	$282	$285

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company realized gross gains on the sale of securities of $0 in 2007; $0 in 2006 and $97,000 in 2005.  The tax provision applicable to gross gains in 2005 amounted to approximately $33,000. No securities were sold at a loss in 2007, 2006, or 2005.

At December 31, 2007 and 2006, investment securities in the amount of approximately $1.5 million and $637,000   respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

Temporarily impaired securities as of December 31, 2007 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities	-	-	137	3	137	3
Other Securities	-	-	20,452	507	20,452	507
Total Temporarily Impaired Securities	$-	$-	$20,589	$510	$20,589	$510

The impairment of the investment portfolio at December 31, 2007 totaled $510,000 in 43 securities (4 mortgage backed securities, and 39 other securities) with a total fair value of $20.6 million at December 31, 2007. The unrealized loss is due to changes in market value resulting from changes in market interest rates and is considered temporary.

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

4.      Loans Receivable:

Loans receivable consist of the following at December 31,

(Dollars in thousands)	2007	2006

Commercial
Real estate secured	$477,678	$466,636
Construction and land development	228,616	218,671
Non real estate secured	77,347	71,816
Non real estate unsecured	8,451	8,598
Total commercial	792,092	765,721
Residential real estate (1)	5,960	6,517
Consumer and other	24,302	20,952
Loans receivable	822,354	793,190
Less deferred loan fees	(805)	(1,130)
Less allowance for loan losses	(8,508)	(8,058)
Total loans receivable, net	$813,041	$784,002

(1) Residential real estate is comprised of jumbo residential first mortgage loans for both years presented.

The recorded investment in loans which are impaired in accordance with SFAS No. 114, totaled $22.3 million and $6.9 million at December 31, 2007 and 2006 respectively. The amounts of related valuation allowances were $1.6 million and $1.8 million respectively at those dates. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was approximately $16.1 million, $5.3 million and $3.5 million respectively. Republic did not realize any interest on impaired loans during 2007, 2006 or 2005.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of December 31, 2007 and 2006, there were loans of approximately $22.3 million and $6.9 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.4 million, $479,000 and $165,000 for 2007, 2006 and 2005 respectively.  There were no loans past due 90 days and accruing at December 31, 2007 and December 31, 2006.

The majority of loans outstanding are with borrowers in the Company’s marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company’s loans is in part dependent upon general economic conditions affecting the Company’s market place and specific industries. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2007, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $261.9 million, which represented 31.9% of gross loans receivable at December 31, 2007. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended for single family construction in the amount of $101.6 million, which represented 12.4% of gross loans receivable at December 31, 2007.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Included in loans are loans due from directors and other related parties of $13.9 million and $18.0 million at December 31, 2007 and 2006, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006

Balance at beginning of year	$18,033	$25,054
Additions	4,807	2,969
Repayments	(8,966)	(9,990)
Balance at end of year	$13,874	$18,033

5.      Allowance for Loan Losses:

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(Dollars in thousands)	2007	2006	2005

Balance at beginning of year	$8,058	$7,617	$6,684
Charge-offs	(1,506)	(1,887)	(1,163)
Recoveries	366	964	910
Provision for loan losses	1,590	1,364	1,186
Balance at end of year	$8,508	$8,058	$7,617

6.      Premises and Equipment:

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives	2007	2006

Land	Indefinite	$200	$200
Furniture and equipment	3 to 13 years	11,247	8,814
Bank building	40 years	845	809
Leasehold improvements	1 to 30 years	8,760	4,229
		21,052	14,052
Less accumulated depreciation		(9,764)	(8,404)
Net premises and equipment		$11,288	$5,648

Depreciation expense on premises, equipment and leasehold improvements amounted to $1.4 million, $1.0 million and $1.0 million in 2007, 2006 and 2005 respectively.

7.      Borrowings:

Republic has a line of credit for $15.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2007 and 2006, Republic had $0 outstanding on this line.

Republic has a line of credit with the Federal Home Loan Bank of Pittsburgh, collateralized by loans and securities, with a maximum borrowing capacity of $211.5 million as of December 31, 2007. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2007 and 2006, there were no term advances outstanding on this line of credit.  As of December 31, 2007 and 2006, there were $113.4 million and $139.7 million of overnight advances outstanding against these lines.  The interest rates on overnight advances at December 31, 2007 and 2006 were 3.81% and 5.41%, respectively.  The maximum amount of term advances outstanding at any month-end was $0 in 2007 and $0 in 2006.  The maximum amount of overnight borrowings outstanding at any month-end was $186.7 million in 2007 and $164.7 million in 2006.  Average amounts outstanding of term advances for 2007, 2006 and 2005 were $0, $0 and $3.8 million, respectively; and the related weighted average interest rates for 2007, 2006 and 2005 were 0%, 0% and 6.80%, respectively.  Average amounts outstanding of overnight borrowings for 2007, 2006 and 2005 were $110.3 million, $72.1 million and $65.7 million, respectively; and the related weighted average interest rates for 2007, 2006 and 2005 were 5.22%, 5.28% and 3.61%, respectively.

Republic had uncollateralized overnight advances with a depository institution respectively at December 31, 2007 and 2006, of $20.0 million and $20.0 million.  The respective interest rates on overnight advances at December 31, 2007 and 2006 were 3.50% and 5.22%.  The maximum amount of such overnight advances outstanding at any month-end was $20.0 million in 2007 and $20.0 million in 2006.  Average amounts outstanding of overnight advances for 2007, 2006, and 2005 were $14.0 million, $10.7, and $0, respectively; and the related weighted average interest rates for 2007, 2006, and 2005 were 5.25%, 5.27%, and 0%, respectively.

Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

In 2001, the Company, through a pooled offering, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company had the ability to call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate was variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”).  The Company did call the securities in December 2006 and then issued $6.2 million in Trust Preferred Securities at a variable interest rate, adjustable quarterly, at 1.73% over the 3 month Libor.  The Company may call the securities on any interest payment date after five years.  The interest rates at December 31, 2007 and 2006 were 6.85% and 7.08%, respectively.

In 2007, the Company, through a pooled offering, issued an additional $5.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities for the same purpose as the 2001 issuance.  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.  The interest rate is variable, adjustable quarterly, at 1.55% over the 3 month Libor.  The interest rate at December 31, 2007 was 6.67%.

8.      Deposits:

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2008 through 2012, which includes brokered certificates of deposit of approximately $125.0 million with original terms of one to two months.

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Time Certificates of Deposit	$406,945	$12,769	$2,430	$288	$448	$55	$422,935

9.	Income Taxes:

The following represents the components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, respectively.

(Dollars in thousands)	2007	2006	2005
Current provision
Federal:
Current	$3,429	$5,429	$4,808
Deferred	(156)	(222)	(322)
Total provision for income taxes	$3,273	$5,207	$4,486

The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 35.0% for the years ended December 31, 2007 and 2006 and 34.0% for the year ended December 31, 2005.

(Dollars in thousands)	2007	2006	2005

Tax provision computed at statutory rate	$3,556	$5,364	$4,549
Effect of 35% rate bracket	(75)	(75)	-
Other	(208)	(82)	(63)
Total provision for income taxes	$3,273	$5,207	$4,486

The approximate tax effect of each type of temporary difference that gives rise to net deferred tax assets included in other assets in the accompanying consolidated balance sheets at December 31, 2007 and 2006 are as follows:

	2007	2006

Allowance for loan losses	$2,866	$2,713
Deferred compensation	664	674
Unrealized gain on securities available for sale	(139)	(145)
Deferred loan costs	(543)	(535)
Other	(9)	(30)
Net deferred tax asset	$2,839	$2,677

The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes that it is more likely than not that the Company will realize the benefits of these deferred tax assets.  All tax years for which the Internal Revenue Service has statutory authority to conduct audits are open, and there are no audits in progress for any years.  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of the implementation of FIN 48, the Company maintains a $193,000 liability for unrecognized tax benefits related to tax positions associated with tax positions related to the current year and prior years.The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At December 31, 2007, $75,000 is accrued for interest and penalties.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $160.2 million and $163.2 million and standby letters of credit of approximately $4.6 million and $7.3 million at December 31, 2007 and 2006, respectively.  Commitments often expire without being drawn upon. Of the $160.2 million of commitments to extend credit at December 31, 2007, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

Contingencies also include a standby letter of credit issued by an unrelated bank in the amount of $170,000 which was required by a lessor.

11.           Commitments:

Lease Arrangements:

As of December 31, 2007, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

(Dollars in thousands)
Year Ended	Amount

2008	$1,394
2009	1,538
2010	1,888
2011	1,947
2012	2,000
Thereafter	36,159
Total	$44,926

The Company incurred rent expense of $1.4 million, $1.1 million and $922,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Republic entered into a lease agreement that commenced June 1, 2007 for approximately 53,275 square feet on two floors of Two Liberty Place, 1601 Chestnut St., Philadelphia, Pennsylvania, as its new headquarter facilities.  The space is occupied by the Company, the executive offices of Republic and an unaffiliated company which assumes its proportionate share of related costs.  Back office operations of Republic and commercial bank lending of Republic is also located therein.  The initial thirteen year, seven month lease term contains two five year renewal options and the initial lease term will expire on December 31, 2020.  Annual rent expense commenced at $750,245 less the following abatement periods: (1) the first twenty-eight months for 5,815 square feet of space and (2) the following periods for the remaining rentable area: (a) the first six months of the first lease year, (b) the first four months of the second lease year, and (c) the first four months of the third lease year.

Employment Agreements:

The Company has entered into an employment agreement with the CEO of the Company which provides for the payment of base salary and certain benefits through the year 2009. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2007, is approximately $1.0 million.

The Company has entered into an employment agreement with the President of Republic which provides for the payment of base salary and certain benefits through the year 2009.  The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2007, is approximately $700,000.

Other:

The Company’s CEO was of counsel to a law firm effective January 2, 2002 until June 30, 2005. In 2005 the Company paid $272,000 in legal fees to that firm which were primarily for loan workout and collection matters.

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

12.      Regulatory Capital:

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $56.8 million of dividends plus an additional amount equal to its net profit for 2008, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2008.

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

Management believes that Republic meets, as of December 31, 2007, all capital adequacy requirements to which it is subject. As of December 31, 2007, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company.	99,704	11.01%	72,638	8.00%	-	-

Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company.	91,196	10.07%	36,319	4.00%	-	-

Tier one leverage capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company.	91,196	9.44%	48,294	5.00%	-	-

At December 31, 2006
Total risk based capital
Republic	$88,256	10.28%	$61,009	8.00%	$76,261	10.00%
Company.	88,510	10.30%	61,098	8.00%	-	-

Tier one risk based capital
Republic	80,198	9.34%	30,505	4.00%	45,757	6.00%
Company.	80,452	9.46%	30,549	4.00%	-	-

Tier one leverage capital
Republic	80,198	8.72%	45,989	5.00%	45,989	5.00%
Company.	80,452	8.75%	45,990	5.00%	-	-

13.	Benefit Plans:

Supplemental Retirement Plan:

The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 a year. At December 31, 2007, approximately $143,000 remained to be paid. A life insurance contract has been purchased to insure the payments.

Defined Contribution Plan:

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $249,000 in 2007, $255,000 in 2006 and $245,000 in 2005.

Directors’ and Officers’ Plans:

The Company has agreements with insurance companies to provide for an annuity payment upon the retirement or death of certain Directors and Officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2007, 2006 and 2005 totaled $1.5 million, $1.6 million, and $1.5 million, respectively. The expense for the years ended December 31, 2007, 2006 and 2005, totaled $71,000, $108,000, and $172,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.1 million and $2.0 million at December 31, 2007 and 2006, respectively, which is included in other assets.

  The Company maintains a deferred compensation plan for certain officers, wherein a percentage of base salary is contributed to the plan, and utilized to buy stock of the Company.  To promote officer retention, a three year vesting period applies for each contribution.  As of December 31, 2007 $125,000 was vested.  Expense for 2007, 2006, and 2005 was $194,000, $95,000 and $43,000, respectively.  During 2005, the Company established a rabbi trust to fund the deferred compensation plans.  An administrator has been designated as Trustee of the trust.  Also, certain of the obligations to participants are satisfied with contracts through a counterparty, BNP Parabas.  Approximately 38,000, 21,062 and 44,893 respective shares of the Company’s common stock were purchased for $355,000, $237,000 and $573,000 by this trust in 2007, 2006 and 2005, respectively, for the benefit of certain officers and directors that acquired shares through our deferred compensation plan.  As of December 31, 2007, the trust holds approximately 108,224 shares of the Company’s common stock as well as an additional $12,000 in cash.  The assets of the trust and BNP Parabas contracts are sufficient to cover the liabilities of the Company’s deferred compensation plan.

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

At December 31, 2007 and December 31, 2006, the carrying amount and the estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$73,225	$73,225	$83,127	$83,127
Investment securities available for sale	83,659	83,659	102,039	102,039
Investment securities held to maturity	282	285	333	338
Restricted stock	6,358	6,358	6,804	6,804
Loans receivable, net	813,041	814,037	784,002	777,503
Bank owned life insurance	11,718	11,718	11,294	11,294
Accrued interest receivable	5,058	5,058	5,370	5,370

Financial Liabilities:
Deposits:
Demand, savings and money market	$357,920	$357,920	$385,950	$385,950
Time	422,935	422,704	368,823	367,200
Subordinated debt	11,341	11,341	6,186	6,186
Short-term borrowings	133,433	133,433	159,723	159,723
Accrued interest payable	3,719	3,719	5,224	5,224

	December 31, 2007		December 31, 2006
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Off Balance Sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

15.    Stock Based Compensation:

The Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under the terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options. In 2007 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 25.24%; risk-free interest rate of 4.70% and an expected life of 7.0 years.  In 2006 the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 29.03%; risk-free interest rate of 4.83% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond. No shares vested in 2007, but expense is recognized ratably over the period required to vest.   There were 12,100 unvested options at January 1, 2007 with a fair value of $61,710 with $46,282 of that amount remaining to be recognized as expense.  At December 31, 2007 there were 105,050 unvested options with a fair value of $486,885 with $346,012 of that amount remaining to be recognized as expense.  At that date, the intrinsic value of the 737,841 options outstanding was $413,191 while the intrinsic value of the 632,791 exercisable (vested) options was $923,875. During 2007, 6,050 options were forfeited with a weighted average grant fair value of $30,855.

A summary of the status of the Company’s stock options under the Plan as of December 31, 2007, 2006 and 2005 and changes during the years ended December 31, 2007, 2006, and 2005 are presented below:

	For the Years Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	661,449	$5.55	780,309	$5.43	1,120,477	$4.25
Granted	99,000	11.77	12,100	12.14	190,961	10.14
Exercised	(16,558)	2.81	(128,973)	5.44	(524,545)	2.43
Forfeited	(6,050)	12.14	(1,987)	6.74	(6,584)	6.43
Outstanding, end of year	737,841	6.39	661,449	5.55	780,309	5.43
Options exercisable at year-end	632,791	5.49	649,349	5.43	780,309	5.43
Weighted average fair value of options granted during the year		$4.61		$5.10		$4.08

	For the Years Ended December 31,
	2007	2006
Number of Options exercised	16,558	128,973
Cash received	$46,463	$700,326
Intrinsic value	117,766	733,022
Tax benefit	41,218	259,550

The following table summarizes information about options outstanding at December 31, 2007.

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding at December 31, 2007	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	106,586	3.0	$1.81	106,586	$1.81
$2.72 to $3.55	170,687	4.2	2.94	170,687	2.94
$3.76 to $4.62	27,275	3.8	4.00	27,275	4.00
$6.03 to $6.74	168,451	6.1	6.22	168,451	6.22
$9.94 to $12.14	264,842	8.0	10.81	159,792	10.16
	737,841		$6.39	632,791	$5.49

	For the Year Ended December 31, 2007
	Number of Shares	Weighted average grant date fair value
Nonvested at beginning of year	12,100	$5.10
Granted	99,000	4.61
Forfeited	(6,050)	(5.10)
Nonvested at end of year	105,050	$4.64

During the year ended December 31, 2007, $125,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the year ended December 31, 2006, $15,000 was recognized in compensation expense for the Plan.

16.     Segment Reporting:

The Company has one reportable segment: community banking.  The community bank segments primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

17.     Transactions with Affiliate:

At December 31, 2007 and 2006, Republic had outstanding balances of $24.1 million and $21.6 million, respectively, of commercial loans, which had been participated to FBD, a wholly owned subsidiary prior to January 1, 2005.  FBD also sold its tax refund loans to Republic in 2006.  Such loans were repaid by U.S. Treasury-issued tax refunds paid directly to FBD in the first and second quarters of that year.  Accordingly, there were no such loans outstanding at December 31, 2006.  FBD did not offer tax refund loans in 2007.  As of December 31, 2007 and 2006 Republic had outstanding balances of $42.0 million and $40.9 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

18.      Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
ASSETS:
Cash	$296	$113
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	341	186
Investment in subsidiaries	91,397	80,480
Other assets	962	920
Total Assets	$92,996	$81,699

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accrued expenses	$1,188	$779
Corporation-obligated mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	11,341	6,186
Total Liabilities	12,529	6,965

Shareholders’ Equity:
Preferred stock	-	-
Common stock	107	97
Additional paid in capital	75,321	63,342
Retained earnings	8,927	13,511
Treasury stock at cost	(2,993)	(1,688)
Stock held by deferred compensation plan	(1,165)	(810)
Accumulated other comprehensive income	270	282
Total Shareholders’ Equity	80,467	74,734
Total Liabilities and Shareholders’ Equity	$92,996	$81,699

STATEMENTS OF INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)
	2007	2006	2005
Interest income	$19	$16	$13
Dividend income from subsidiaries	2,006	539	444
Total income	2,025	555	457
Trust preferred interest expense	631	525	444
Expenses	89	30	8
Total expenses	720	555	452
Net income before taxes	1,305	-	5
Federal income tax	-	-	2
Income before undistributed income of subsidiaries	1,305	-	3
Total equity in undistributed income of subsidiaries	5,580	10,118	8,890
Net income	$6,885	$10,118	$8,893

Shareholders’ equity, beginning of year	$74,734	$63,677	$65,224
First Bank of Delaware spin-off	-	-	(11,396)
Stock based compensation	125	15	-
Exercise of stock options	47	700	1,275
Purchase of treasury shares	(1,305)	-	(143)
Tax benefit of stock options exercises	348	260	624
Stock purchase for deferred compensation plan	(355)	(237)	(573)
Net income	6,885	10,118	8,893
Change in unrealized gain (loss) on securities available for sale	(12)	201	(227)
Shareholders’ equity, end of year	$80,467	$74,734	$63,677

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,885	$10,118	$8,893
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Tax benefit of stock option exercises	-	-	624
Stock purchases for deferred compensation plan	(355)	(237)	(573)
Stock based compensation	125	15	-
Increase in other assets	(391)	(74)	(757)
(Decrease) increase in other liabilities	409	(89)	847
Equity in undistributed income subsidiaries	(5,580)	(10,118)	(8,890)
Net cash provided by (used in) operating activities	1,093	(385)	144
Cash flows from investing activities:
Investment in subsidiary	(5,000)	(900)	(1,800)
Purchase of corporation- obligated
mandatorily redeemable capital
securities of subsidiary trust holding
junior obligations of the corporation	(155)	-	-
Net cash used in investing activities	(5,155)	(900)	(1,800)
Cash from Financing Activities:
Exercise of stock options	47	700	1,275
Issuance of corporation- obligated
mandatorily redeemable securities
of subsidiary trust holding solely
junior subordinated debentures
of the corporation	5,155	-	-
Purchase of treasury shares	(1,305)	-	(143)
Tax benefit of stock option exercises	348	260	-
Net cash provided by financing activities	4,245	960	1,132
(Decrease) increase in cash	183	(325)	(524)
Cash, beginning of period	113	438	962
Cash, end of period	$296	$113	$438

19.           Quarterly Financial Data (Unaudited):

The following tables are summary unaudited income statement information for each of the quarters ended during 2007 and 2006.

Summary of Selected Quarterly Consolidated Financial Data
	For the Quarter Ended, 2007
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data:
Total interest income	$16,405	$17,677	$17,187	$17,077
Total interest expense	9,245	9,873	9,677	9,512
Net interest income	7,160	7,804	7,510	7,565
Provision for loan losses	165	1,282	63	80
Non-interest income	918	760	755	640
Non-interest expense	5,598	5,488	5,283	4,995
Provision for income taxes	738	558	951	1,026
Net income	$1,577	$1,236	$1,968	$2,104

Per Share Data:
Basic:
Net income	$0.15	$0.12	$0.19	$0.20

Diluted:
Net income	$0.15	$0.12	$0.18	$0.20

	For the Quarter Ended, 2006
(Dollars in thousands, except per share data)	Fourth	Third	Second	First

Income Statement Data:
Total interest income	$17,081	$16,031	$14,570	$15,063
Total interest expense	8,837	7,704	6,384	5,754
Net interest income	8,244	8,327	8,186	9,309
Provision (recovery) for loan losses	(10)	-	61	1,313
Non-interest income	807	874	844	1,115
Non-interest expense	5,351	5,503	5,122	5,041
Provision for income taxes	1,225	1,263	1,320	1,399
Net income	$2,485	$2,435	$2,527	$2,671

Per Share Data:
Basic:
Net income	$0.24	$0.23	$0.24	$0.26

Diluted:
Net income	$0.23	$0.23	$0.24	$0.25