Form 10-Q
period 2008-03-31
REPUBLIC FIRST BANCORP INC
filed 2008-05-01
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated Filer X
Non-Accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO X
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.
10,811,747 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of April 30, 2008

Exhibit index appears on page 31

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Dollars in thousands, except share data)

ASSETS:	March 31, 2008	December 31, 2007
	(unaudited)
Cash and due from banks	$14,846	$10,996
Interest bearing deposits with banks	339	320
Federal funds sold	55,395	61,909
Total cash and cash equivalents	70,580	73,225

Investment securities available for sale, at fair value	78,803	83,659
Investment securities held to maturity, at amortized cost
(Fair value of $261 and $285, respectively)	257	282
Restricted stock, at cost	7,300	6,358
Loans receivable (net of allowance for loan losses of
$10,156 and $8,508, respectively)	787,345	813,041
Premises and equipment, net	11,698	11,288
Other real estate owned, net	16,378	3,681
Accrued interest receivable	4,631	5,058
Bank owned life insurance	11,826	11,718
Other assets	10,345	7,998
Total Assets	$999,163	$1,016,308
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$80,440	$99,040
Demand – interest-bearing	32,845	35,235
Money market and savings	209,148	223,645
Time less than $100,000	180,137	179,043
Time over $100,000	246,962	243,892
Total Deposits	749,532	780,855

Short-term borrowings	152,667	133,433
Accrued interest payable	3,805	3,719
Other liabilities	4,141	6,493
Subordinated debt	11,341	11,341
Total Liabilities	921,486	935,841
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of March 31, 2008 and December 31, 2007	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 10,800,566 as of March 31, 2008
and 10,737,211 as of December 31, 2007	108	107
Additional paid in capital	75,518	75,321
Retained earnings	6,149	8,927
Treasury stock at cost (416,303 shares)	(2,993)	(2,993)
Stock held by deferred compensation plan	(1,165)	(1,165)
Accumulated other comprehensive income	60	270
Total Shareholders’ Equity	77,677	80,467
Total Liabilities and Shareholders’ Equity	$999,163	$1,016,308

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands, except share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$13,453	$15,300
Interest and dividends on taxable investment securities	1,138	1,418
Interest on tax-exempt investment securities	114	124
Interest on federal funds sold and other interest-earning assets	96	235
Total interest income	14,801	17,077

Interest expense:
Demand- interest bearing	146	100
Money market and savings	1,667	3,022
Time less than $100,000	2,053	1,820
Time over $100,000	2,387	2,451
Other borrowings	1,326	2,119
	7,579	9,512
Net interest income	7,222	7,565
Provision for loan losses	5,812	80
Net interest income after provision for loan losses	1,410	7,485

Non-interest income:
Loan advisory and servicing fees	112	212
Service fees on deposit accounts	287	302
Gains on sales and calls of investment securities	5	-
Bank owned life insurance income	108	101
Other income	153	25
	665	640
Non-interest expenses:
Salaries and employee benefits	2,730	2,616
Occupancy	603	537
Depreciation and amortization	326	334
Legal	197	77
Other real estate	1,016	3
Advertising	129	85
Data processing	203	159
Insurance	104	93
Professional fees	99	126
Taxes, other	261	203
Other operating expenses	780	762
	6,448	4,995

Income (loss) before income tax (benefit) expense	(4,373)	3,130
Provision (benefit) for income taxes	(1,595)	1,026

Net income (loss)	$(2,778)	$2,104

Net income (loss) per share:
Basic	$(0.27)	$0.20
Diluted	$(0.27)	$0.20

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands, except share data)
                (unaudited)

	Comprehensive Income (Loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2008		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467
Total other comprehensive loss, net of taxes of $(108)	(210)	–	–	–	–	–	(210)	(210)
Net loss	(2,778)	–	–	(2,778)	–	–	–	(2,778)
Total comprehensive loss	$(2,988)
Stock based compensation		–	35	–	–	–	–	35
Options exercised (63,355 shares)		1	162	–	–	–	–	163

Balance March 31, 2008		$108	$75,518	$6,149	$(2,993)	$(1,165)	$60	$77,677

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734
Total other comprehensive income, net of taxes of $44	58	–	–	–	–	-	58	58
Net income	2,104	–	–	2,104	-	-	–	2,104
Total comprehensive income	$2,162
Stock based compensation		-	26	-	-	-	-	26
Stock dividend (974,441shares)		10	11,459	(11,469)	-	-	-	–
Options exercised (1,000 shares)		-	4	–	–	-	–	4

Balance March 31, 2007		$107	$74,831	$4,146	$(1,688)	$(810)	$340	$76,926

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
Dollars in thousands
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,778)	$2,104
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	5,812	80
Write-down of other real estate owned	1,016	-
Depreciation and amortization	326	334
Stock based compensation	35	26
Amortization of discounts on investment securities	(50)	(39)
Increase in value of bank owned life insurance	(108)	(101)
Increase in accrued interest receivable
and other assets	(1,812)	(953)
Decrease in accrued expenses
and other liabilities	(2,266)	(424)
Net cash provided by operating activities	175	1,027
Cash flows from investing activities:
Purchase of securities:
Available for sale	(992)	(731)
Proceeds from maturities and calls of securities:
Held to maturity	25	42
Available for sale	5,580	1,712
Purchase of FHLB stock	(942)	(1,268)
Net decrease (increase) in loans	4,045	(40,165)
Net proceeds from sale of other real estate owned	2,126	-
Premises and equipment expenditures	(736)	(1,495)
Net cash provided by (used in) investing activities	9,106	(41,905)
Cash flows from financing activities:
Net proceeds from exercise of stock options	163	4
Net (decrease) increase in demand, money market and savings deposits	(35,487)	71,953
Net increase (decrease) in short term borrowings	19,234	(62,927)
Net increase (decrease) in time deposits	4,164	(12,598)
Net cash used in financing activities	(11,926)	(3,568)
Decrease in cash and cash equivalents	(2,645)	(44,446)
Cash and cash equivalents, beginning of period	73,225	83,127
Cash and cash equivalents, end of period	$70,580	$38,681
Supplemental disclosure:
Interest paid	$7,493	$8,933
Non-monetary transfers from loans to other real estate owned	$15,839	$-

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

Republic shares data processing, accounting, human resources and compliance services with a previously affiliated entity through BSC Services Corp. (”BSC”).  BSC allocates its cost on the basis of usage to Republic which classifies such costs to the appropriate non-interest expense categories.

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

Note 2:                      Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial  information  and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Share-Based Compensation:

At March 31, 2008, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and has a maximum term of 10 years.  The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2008 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 24.98%; a risk-free interest rate of 3.08% and an expected life of 7.0 years.  In 2007 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No shares vested in the first quarter of 2008, but expense is recognized ratably over the period required to vest.  There were 105,050 unvested options at January 1, 2008 with a fair value of $486,885 with $346,012 of that amount remaining to be recognized as expense.  At March 31, 2008, there were 153,750 unvested options with a fair value of $580,414 with $404,533 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 663,044 options outstanding was $545,880, while the intrinsic value of the 509,294 exercisable (vested) was also $545,880. During the first quarter of 2008, 3,300 nonvested options were forfeited, with a weighted average grant fair value of $15,201.

A summary of the status of the Company’s stock options under the Stock Option Plan as of March 31, 2008 and changes during the three months ended March 31, 2008 and 2007 are presented below:

	For the Three Months Ended March 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	737,841	$6.39	661,449	$5.55
Granted	52,000	6.18	99,000	11.77
Exercised	(63,355)	2.56	(1,100)	3.88
Forfeited	(63,442)	8.62	(6,050)	12.14
Outstanding, end of period	663,044	6.53	753,299	6.31
Options exercisable at period-end	509,294	5.51	648,249	5.43
Weighted average fair value of options granted during the period		$2.11		$4.61

	For the Three Months Ended March 31,
	2008	2007
Number of options exercised	63,355	1,100
Cash received	$ 163,000	$ 4,270
Intrinsic value	266,233	8,699
Tax benefit	93,181	3,045

The following table summarizes information about options outstanding under the Stock Option Plan as of March 31, 2008.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	84,971	2.8	$ 1.81	84,971	$ 1.81
$2.72 to $3.55	128,947	3.9	2.94	128,947	2.94
$3.76 to $4.62	27,275	3.5	4.00	27,275	4.00
$5.99 to $6.74	195,109	6.9	6.22	143,109	6.23
$9.94 to $12.14	226,742	7.9	10.90	124,992	10.17
	663,044		$ 6.53	509,294	$5.51

	For the Three Months Ended,
	March 31, 2008
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	105,050	$ 4.64
Granted	52,000	2.11
Forfeited	(3,300)	4.61
Nonvested at end of period	153,750	$ 3.78

During the three months ended March 31, 2008, $35,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the three months ended March 31, 2007, $26,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.

 Note 3:Reclassifications

     None

Note 4:                      Recent Accounting Pronouncements

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption did not have any effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations.  This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.  This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.    The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In December 2007, the SEC issued SBA No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption did not have any effect on the Company’s financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue no. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retain earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption did not have any effect on the Company’s financial position or results of operations.

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

Note 7:      Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At March 31, 2008, there were 289,029 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  At March 31, 2007, there were 105,050 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.   The following tables are a comparison of EPS for the three months ended March 31, 2008 and 2007.

Three months ended March 31,	2008	2007

Net Income (loss)	$(2,778,000)		$2,104,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,363,376		10,446,077
Basic EPS		$(0.27)		$0.20
Add common stock equivalents representing dilutive stock options	140,188		311,876
Effect on basic EPS of dilutive CSE		$ -		$ -
Equals total weighted average
shares and CSE (diluted)	10,503,564		10,757,953
Diluted EPS		$(0.27)		$0.20

Note 8:      Fair Value of Financial Instruments:

    SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No.157 are described below:
Basis of Fair Value Measurement:

    Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for  identical, unrestricted assets or liabilities;
    Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

    Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and observable (i.e., supported by little or no market activity).

    A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

     The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

     The types of instruments valued based on quoted market prices in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds and trust preferred securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Bank does not adjust the quoted price for such instruments.

     The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of transparency for securities which the bank owns may include investment- grade corporate bonds, municipal obligations, and trust preferred securities. Such instruments are generally classified within level 2 of the fair value hierarchy.

      Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Company does not have any such securities at present.

The Company’s investment securities classified as available for sale were accounted for at fair values as of March 31, 2008 by level within the fair value hierarchy as follows: Quoted Prices in Active Markets for Identical Assets (Level 1) $66.4 million; Significant Other Observable Inputs (Level 2) $12.4 million; Significant Unobservable Inputs (Level 3) $0.   As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in:  general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Quarterly Reports on Form 10-Q, filed by the Company in 2008 and 2007, and any Current Reports on Form 8-K filed by the Company, as well as other filings.

Financial Condition:

March 31, 2008 Compared to December 31, 2007

Assets decreased $17.1 million to $999.2 million at March 31, 2008, versus $1.016 billion at December 31, 2007. This decrease reflected a $25.7 million decrease in loans receivable partially offset by a $12.5 million increase in other real estate owned.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Gross loans decreased $24.0 million, to $797.5 million at March 31, 2008, versus $821.5 million at December 31, 2007. Substantially all of the decrease resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $15.0 million at March 31, 2008. Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $78.8 million at March 31, 2008, compared to $83.7 million at year-end 2007. The decrease reflected sales on selected municipal securities. At March 31, 2008 and December 31, 2007, the portfolio had net unrealized gains of $92,000 and $409,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2008, securities held to maturity totaled $257,000, compared to $282,000 at year-end 2007.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At March 31, 2008, FHLB stock totaled $7.1 million, an increase of $942,000 from $6.2 million at December 31, 2007.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit.  At March 31, 2008 and December 31, 2007, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $2.6 million, to $70.6 million at March 31, 2008, from $73.2 million at December 31, 2007, primarily reflecting a decrease in federal funds sold.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $11.7 million at March 31, 20087, compared to $11.3 million at December 31, 2007, reflecting primarily branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $16.4 million at March 31, 2008 compared to $3.7 million at December 31, 2007, primarily reflecting transfers from loans of $15.8 million, partially offset by net proceeds from sales of $2.1 million and a writedown of $1.0 million.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.8 million at March 31, 2008 and $11.7 million at December 31, 2007. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $2.3 million to $10.3 million at March 31, 2008, from $8.0 million at December 31, 2007, principally resulting from an increase in short-term receivables, which are to be collected in the second quarter of 2008.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.  Total deposits decreased by $31.3 million to $749.5 million at March 31, 2008 from $780.9 million at December 31, 2007.  Average transaction account balances decreased 14.8% or $57.7 million less than the prior year period to $333.0 million in the first quarter of 2008. Period end time deposits increased $4.2 million, or 1.0% to $427.1 million at March 31, 2008, versus $422.9 million at the prior year-end.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation.   Republic had no term borrowings at March 31, 2008 and December 31, 2007.  Republic had short-term borrowings (overnight) of $152.7 million at March 31, 2008 versus $133.4 million at the prior year-end.

Shareholders’ Equity:

Total shareholders’ equity decreased $2.8 million to $77.7 million at March 31, 2008, versus $80.5 million at December 31, 2007.

Three Months Ended March 31, 2008 compared to March 31, 2007
Results of Operations:

Overview

The Company's net income decreased to a $2.8 million loss or $(0.27) per diluted share for the three months ended March 31, 2008, compared to $2.1 million, or $0.20 per diluted share for the comparable prior year period.  There was a $2.3 million, or 13.3%, decrease in total interest income, reflecting a 115 basis point decrease in the yield on average loans outstanding while interest expense decreased $1.9 million, reflecting a 70 basis point decrease in the rate on average interest-bearing deposits outstanding and a 201 basis point decrease in the rate on average borrowings outstanding.   Accordingly, net interest income decreased $349,000 between the periods. The provision for loan losses in the first quarter of 2008 increased to $5.8 million, compared to $80,000 provision expense in the first quarter of 2007, reflecting additional reserves on certain loans.  Non-interest income increased $25,000 to $665,000 in first quarter 2008 compared to $640,000 in first quarter 2007.  Non-interest expenses increased $1.5 million to $6.4 million compared to $5.0 million in the first quarter of 2007, primarily due to a $1.0 million writedown of other real estate owned and an increase of $120,000 in legal fees. Return on average assets and average equity from continuing operations of (1.16)% and (13.90)% respectively, in the first quarter of 2008 compared to 0.88% and 11.26% respectively for the same period in 2007.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency in first quarter 2008 and 2007.

	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$12,271	$96	3.15%	$19,767	$235	4.82%
Securities	87,545	1,313	6.00%	109,568	1,609	5.87%
Loans receivable	817,702	13,453	6.62%	798,716	15,300	7.77%
Total interest-earning assets	917,518	14,862	6.51%	928,051	17,144	7.49%

Other assets	42,977			37,416

Total assets	$960,495			$965,467

Interest-bearing liabilities:
Demand-non interest
bearing	$83,393			$77,819
Demand interest-bearing	41,993	$146	1.40%	43,808	$100	0.93%
Money market & savings	207,571	1,667	3.23%	269,000	3,022	4.56%
Time deposits	384,040	4,440	4.65%	329,578	4,271	5.26%
Total deposits	716,997	6,253	3.51%	720,205	7,393	4.16%
Total interest-bearing
deposits	633,604	6,253	3.97%	642,386	7,393	4.67%

Other borrowings (1)	151,552	1,326	3.52%	155,348	2,119	5.53%

Total interest-bearing
liabilities	$785,156	$7,579	3.88%	$797,734	$9,512	4.84%
Total deposits and
other borrowings	868,549	7,579	3.51%	875,553	9,512	4.41%

Non interest-bearing
liabilites	11,558			14,118
Shareholders' equity	80,388			75,796
Total liabilities and
shareholders' equity	$960,495			$965,467

Net interest income		$7,283			$7,632
Net interest spread			2.63%			2.65%

Net interest margin			3.19%			3.34%

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

Rate/Volume Table

	Three months ended March 31, 2008
	versus March 31, 2007
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(59)	$(80)	$(139)
Securities	(329)	33	(296)
Loans	313	(2,160)	(1,847)
Total interest-earning assets	(75)	(2,207)	(2,282)

Interest expense of deposits
Interest-bearing demand deposits	6	(52)	(46)
Money market and savings	495	860	1,355
Time deposits	(631)	462	(169)
Total deposit interest expense	(130)	1,270	1,140
Other borrowings	33	760	793
Total interest expense	(97)	2,030	1,933
Net interest income	$(172)	$(177)	$(349)

The Company’s tax equivalent net interest margin decreased 15 basis points to 3.19% for the three months ended March 31, 2008, versus 3.34% in the prior year comparable period.

While yields on interest-bearing assets decreased 98 basis points to 6.51% in first quarter 2008 from 7.49% in first quarter 2007, the rate on total deposits and other borrowings decreased 90 basis points to 3.51% from 4.41% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to repricing assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $349,000, or 4.6%, to $7.3 million for the three months ended March 31, 2008, from $7.6 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due to a slightly lower net interest spread as well as a slight decrease in average interest earning assets. Average interest-earning assets amounted to $917.5 million for first quarter 2008 and $928.1 million for first quarter 2007.  The $10.6 million decrease resulted from a reduction of securities, federal funds sold and other interest earning assets of $29.5 million partially offset by loan growth of $19.0 million.

The Company’s total tax equivalent interest income decreased $2.3 million, or 13.3%, to $14.9 million for the three months ended March 31, 2008, from $17.1 million for the prior year comparable period.  Interest and fees on loans decreased $1.8 million, or 12.1%, to $13.5 million for the three months ended March 31, 2008, from $15.3 million for the prior year comparable period.  The decrease was due primarily to the 115 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Interest and dividends on investment securities decreased $296,000 to $1.3 million for the three months ended March 31, 2008, from $1.6 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $22.0 million, or 20.1%, to $87.5 million from $109.6 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $139,000, or 59.1%, reflecting decreases in short-term market interest rates and a $7.5 million decrease in average balances to $12.3 million for first quarter 2008 from $19.8 million for the comparable prior year period.

The Company's total interest expense decreased $1.9 million, or 20.3%, to $7.6 million for the three months ended March 31, 2008, from $9.5 million for the prior year comparable period. Interest-bearing liabilities averaged $785.2 million for the three months ended March 31, 2008, versus $797.7 million for the prior year comparable period, or a decrease of $12.6 million. The decrease primarily reflected reduced funding requirements due to a decrease in securities. Average deposit balances decreased $3.2 million while there was a $3.8 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 96 basis points to 3.88% for the three months ended March 31, 2008. Interest expense on time deposit balances increased $169,000 to $4.4 million in first quarter 2008, from $4.3 million in the comparable prior year period, reflecting higher average balances.  Money market and savings interest expense decreased $1.4 million to $1.7 million in first quarter 2008, from $3.0 million in the comparable prior year period. The majority of the decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment. Accordingly, rates on total interest-bearing deposits decreased 70 basis points in first quarter 2008 compared to first quarter 2007.

Interest expense on other borrowings decreased $793,000 to $1.3 million in first quarter 2008, also as a result of the lower short-term interest rate environment. Average other borrowings, primarily overnight FHLB borrowings, decreased $3.8 million, or 2.4%, between those respective periods. Rates on overnight borrowings reflected the lower short-term interest rate environment as the rate of other borrowings decreased to 3.52% in first quarter 2008, from 5.53% in the comparable prior year period. Interest expense on other borrowings also includes the interest on $11.3 million of trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $5.8 million in first quarter 2008 compared to $80,000 in first quarter 2007.  The first quarter 2008 provision reflected $5.7 million of charges to increase reserves on specific loans primarily comprised of the following. A $1.3 million charge was taken on a New Jersey residential development shore property, notwithstanding higher appraisals, and reflected the most up to date potential buyer indications. A $600,000 charge was taken on a residential development property in New Jersey, also proximate to the shore, based upon the same factors. A $1.7 million charge was taken for a borrower with loans secured by multiple commercial properties which, notwithstanding higher appraisals, was based on the most current efforts to market the properties. A $1.3 million charge was taken on a suburban Philadelphia residential development property, notwithstanding higher appraisals, based on the most recent potential buyer indications. A $450,000 charge was taken on a Philadelphia city residential development, based on the most recent realtor indications. In each case the charges were based on a more rapid disposition than initially planned. The residential property charges reflected the most up to date April, 2008 information, in which markets showed deterioration in what is typically the beginning of the peak buying season.

The comparable first quarter 2007 provision reflected $207,000 for recoveries on tax refund loans.  The remaining provision in first quarter 2007 also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income increased $25,000 to $665,000 for first quarter 2008 compared to $640,000 for the three months ended March 31, 2007, primarily due to a $100,000 legal settlement which was partially offset by a $90,000 decrease in loan advisory and servicing fees.  The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income.

Non-Interest Expenses

Total non-interest expenses increased $1.5 million or 29.1% to $6.4 million for the three months ended March 31, 2008, from $5.0 million for the prior year comparable period. Salaries and employee benefits increased $114,000 or 4.4%, to $2.7 million for the three months ended March 31, 2008, from $2.6 million for the prior year comparable period. That increase reflected decreased salary deferrals based on lower loan originations, as well as annual merit increases up to 3%.

Occupancy expense increased $66,000, or 12.3%, to $603,000 in first quarter 2008, compared to $537,000 in first quarter 2007. The increase reflected the corporate headquarters move in second quarter 2007.

Depreciation expense decreased $8,000 or 2.4% to $326,000 for the three months ended March 31, 2008, versus $334,000 for the prior year comparable period.

Legal fees increased $120,000, or 155.8%, to $197,000 in first quarter 2008, compared to $77,000 in first quarter 2007, resulting from increased fees on a number of different matters.

Other real estate expenses increased $1.0 million for the three months ended March 31, 2008 compared to $3,000 for the first quarter 2007 due to a $1.0 million writedown of a property in the first quarter 2008. The writedown was based upon a pending agreement of sale which is in process of being finalized by the lead bank in a participation loan.

Advertising expense increased $44,000, or 51.8%, to $129,000 in first quarter 2008, compared to $85,000 in first quarter 2007.  The increase was primarily due to higher levels of print advertising.

Data processing expense increased $44,000, or 27.7%, to $203,000 in first quarter 2008, compared to $159,000 in first quarter 2007, primarily due to system enhancements.

Insurance expense increased $11,000, or 11.8%, to $104,000 in first quarter 2008, compared to $93,000 in first quarter 2007, resulting from the overall growth of the Company and higher rates.

Professional fees decreased $27,000, or 21.4%, to $99,000 in first quarter 2008, compared to $126,000 in first quarter 2007.

Taxes, other increased $58,000, or 28.6%, to $261,000 for the three months ended March 31, 2008, versus $203,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax which is assessed at an amount of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses increased $18,000, or 2.4% to $780,000 for the three months ended March 31, 2008, from $762,000 for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $2.6 million, to a $1.6 million benefit for the three months ended March 31, 2008, from $1.0 million expense for the prior year comparable period. That increase was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 36% and 33% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $145.3 million and $160.2 million and standby letters of credit of approximately $5.6 million and $4.6 million at March 31, 2008, and December 31, 2007, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at March 31, 2008, and December 31, 2007:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At March 31, 2008
Total risk based capital
Republic	$98,503	11.08%	$71,103	8.00%	$88,878	10.00%
Company	98,772	11.10%	71,208	8.00%	-	N/A
Tier one risk based capital
Republic	88,347	9.94%	35,551	4.00%	53,327	6.00%
Company	88,616	9.96%	35,604	4.00%	-	N/A
Tier one leveraged capital
Republic	88,347	9.21%	47,941	5.00%	47,941	5.00%
Company	88,616	9.23%	48,025	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company	99,704	11.01%	72,638	8.00%	-	N/A
Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company	91,196	10.07%	36,319	4.00%	-	N/A
Tier one leveraged capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company	91,196	9.44%	48,294	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash, due from banks, deposits with banks and federal funds sold, totaled $70.6 million at March 31, 2008 compared to $73.2 million at December 31, 2007, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At March 31, 2008, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end June 30, 2008. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At March 31, 2008 Republic had $98.4 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $113.1 million at December 31, 2007. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At March 31, 2008, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $150.9 million. Certificates of deposit scheduled to mature in one year totaled $410.7 million at March 31, 2008. There were no FHLB advances outstanding at March 31, 2008, and short-term borrowings of $152.7 million consisted of overnight FHLB borrowings of $117.7 million, uncollateralized overnight advances with PNC Bank of $20.0 million and $15.0 million under a line of credit with a correspondent bank. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million and was used at March 31, 2008.  Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $201.0 million.  As of March 31, 2008, Republic had borrowed $117.7 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances with PNC Bank.  As of March 31, 2008, there were $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

At March 31, 2008, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency securities and other investments. The book and market values of investment securities available for sale were $78.8 million and $83.7 million as of March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008 and December 31, 2007, the portfolio had net unrealized gains of $92,000 and $409,000, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $15.0 million at March 31, 2008. Individual customers may have several loans often secured by different collateral.

Gross loans decreased $24.0 million, to $797.5 million at March 31, 2008, from $821.5 million at December 31, 2007.

      The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of March 31, 2008		As of December 31, 2007
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$462,058	57.9%	$476,873	58.1%
Construction and land development	226,317	28.4	228,616	27.8
Non real estate secured	75,949	9.5	77,347	9.4
Non real estate unsecured	5,878	0.8	8,451	1.0
	770,202	96.6	791,287	96.3

Residential real estate	5,915	0.7	5,960	0.7
Consumer & other	21,384	2.7	24,302	3.0
Total loans, net of unearned income	797,501	100.0%	821,549	100.0%

Less: allowance for loan losses	(10,156)		(8,508)

Net loans	$787,345		$813,041

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	March 31, 2008	December 31, 2007
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	3,067	22,280
Total non-performing loans (1)	3,067	22,280
Other real estate owned	16,378	3,681

Total non-performing assets (2)	$19,445	$25,961

Non-performing loans as a percentage of total loans net of unearned
Income	0.38%	2.71%
Non-performing assets as a percentage of total assets	1.95%	2.55%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

        As discussed under “Provision for Loan Losses” Republic is pursuing more rapid disposition of non performing loans. Accordingly the Bank has taken title or control of the majority of such loans which has resulted in their transfer to other real estate owned as follows.

Non accrual-loans decreased $19.2 million, to $3.1 million at March 31, 2008, from $22.3 million at December 31, 2007.  An analysis of first quarter activity is as follows. The $19.2 million decrease reflected $15.8 million of transfers of loans to two customers to other real estate owned after related first quarter 2008 charge-offs  of $4.2 million and payoffs of $0.9 million.  The resulting decrease was partially offset by the transition of three loans totaling $1.7 million to non-accrual status.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2008, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $3.1 million at March 31, 2008, which represented a reduction of $19.2 million from the $22.3 million at December 31, 2007.  Non-accrual loans totaled $3.1 million at March 31, 2008, and $22.3 million at December 31, 2007, and the amount of related valuation allowances were $581,000 and $1.6 million, respectively at those dates.  The primary reason for the decrease in impaired loans was the aforementioned transfers of loans to other real estate owned and charge-offs.  At March 31, 2008, compared to December 31, 2007 accruing special mention loans had decreased to $1.0 million from $10.6 million at December 31, 2007. This resulted primarily from the transfer to accruing substandard of $8.7 million of loans to one customer secured by three separate properties and the transfer to non-accrual status of one loan totaling $1.3 million. This was partially offset by the transfer of one loan totaling $378,000 from substandard at December 31, 2007 to special mention at March 31, 2008.  The related valuation allowances corresponding to the $1.0 million and $10.6 million were $285,000 and $688,000, respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At March 31, 2008, compared to December 31, 2007, accruing substandard loans had increased to $9.0 million from $702,000 due primarily to the aforementioned transfer of  loans from special mention status; while doubtful loans increased to $594,000 at March 31, 2008 from $168,000 at December 31, 2007 due to the transfer of one loan totaling $300,000 from accrual status, the transfer of loans to one customer totaling $266,000 from special mention status and partially offset by the payoff of one loan totaling $123,000 in first quarter 2008.  The related valuation allowances with respect to the $9.0 million accruing substandard at March 31, 2008, was $3.4 million.  At December 31, 2007 related valuation allowances for the $702,000 accruing substandard was $56,000.  There were no accruing doubtful loans at either date.  There were no loans classified as loss at those dates.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $7.4 million at March 31, 2008 and $3.6 million at December 31, 2007; and (ii) 60 to 89 days past due, at March 31, 2008 and December 31, 2007, in the aggregate principal amount of $181,000 and $1.6 million, respectively. The increase in the loans delinquent 30 to 59 days reflects the addition of a $3.4 million loan against which there are specific reserves reflected in the allowance for loan losses.  The decrease in the loans delinquent 60 to 89 days reflects the $1.3 million loan transferred to non accrual status.

Other Real Estate Owned:

The balance of other real estate owned increased to $16.4 million at March 31, 2008 from $3.7 million at December 31, 2007 due to transfers from loans to two customers totaling $15.8 million partially offset by net proceeds from sales of two properties of $2.1 million and a writedown on one property of $1.0 million.

At March 31, 2008, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2008, and 2007, and the twelve months ended December 31, 2007 is as follows:

	For the three months ended	For the twelve months ended	For the three months ended
(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Balance at beginning of period	$8,508	$8,058	$8,058
Charge-offs:
Commercial and construction	4,344	1,503	-
Tax refund loans	-	-	-
Consumer	8	3	-
Total charge-offs	4,352	1,506	-
Recoveries:
Commercial and construction	117	81	9
Tax refund loans	69	283	207
Consumer	2	2	1
Total recoveries	188	366	217
Net charge-offs	4,164	1,140	(217)
Provision for loan losses	5,812	1,590	80
Balance at end of period	$10,156	$8,508	$8,355
Average loans outstanding (1)	$817,702	$820,380	$798,716

As a percent of average loans (1):
Net charge-offs (annualized)	2.05%	0.14%	(0.11)%

Provision for loan losses (annualized)	2.86%	0.19%	0.04%

Allowance for loan losses	1.24%	1.04%	1.05%

Allowance for loan losses to:
Total loans, net of unearned income at period end	1.27%	1.04%	1.00%

Total non-performing loans at period end	331.14%	38.19%	91.92%

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at March 31, 2008. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2008, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $770.2 million, $5.9 million and $21.7 million.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the 2007 Annual Report on Form 10-K filed with the SEC.

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

(b)  Changes in internal controls.

      There has not been any change in our internal control over financial reporting during our quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 30, 2008