Form 10-Q
period 2008-06-30
REPUBLIC FIRST BANCORP INC
filed 2008-08-11
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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
10,973,634 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of August 7, 2008

Exhibit index appears on page 39

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Dollars in thousands, except share data)

ASSETS:	June 30, 2008	December 31, 2007
	(unaudited)
Cash and due from banks	$14,738	$10,996
Interest bearing deposits with banks	368	320
Federal funds sold	8,867	61,909
Total cash and cash equivalents	23,973	73,225

Investment securities available for sale, at fair value	79,700	83,659
Investment securities held to maturity, at amortized cost
(Fair value of $269 and $285, respectively)	257	282
Restricted stock, at cost	4,615	6,358
Loans receivable (net of allowance for loan losses of
$6,760 and $8,508, respectively)	784,115	813,041
Premises and equipment, net	12,359	11,288
Other real estate owned, net	14,245	3,681
Accrued interest receivable	4,193	5,058
Bank owned life insurance	11,931	11,718
Other assets	12,201	7,998
Total Assets	$947,589	$1,016,308
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$77,404	$99,040
Demand – interest-bearing	30,167	35,235
Money market and savings	239,314	223,645
Time less than $100,000	204,084	179,043
Time over $100,000	177,590	243,892
Total Deposits	728,559	780,855

Short-term borrowings	86,069	133,433
Other borrowings	25,000	-
Accrued interest payable	3,408	3,719
Other liabilities	3,678	6,493
Subordinated debt	22,476	11,341
Total Liabilities	869,190	935,841
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of June 30, 2008 and December 31, 2007	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 10,973,634 as of June 30, 2008
and 10,737,211 as of December 31, 2007	110	107
Additional paid in capital	76,016	75,321
Retained earnings	7,338	8,927
Treasury stock at cost (416,303 shares)	(2,993)	(2,993)
Stock held by deferred compensation plan	(1,165)	(1,165)
Accumulated other comprehensive income (loss)	(907)	270
Total Shareholders’ Equity	78,399	80,467
Total Liabilities and Shareholders’ Equity	$947,589	$1,016,308

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$12,160	$15,657	$25,613	$30,957
Interest and dividends on taxable investment securities	1,004	1,236	2,142	2,654
Interest and dividends on tax-exempt investment securities	106	125	220	249
Interest on federal funds sold and other interest-earning assets	58	169	154	404
Total interest income	13,328	17,187	28,129	34,264

Interest expense:
Demand interest-bearing	69	118	215	218
Money market and savings	1,371	3,532	3,038	6,554
Time less than $100,000	2,176	1,861	4,229	3,681
Time over $100,000	1,993	2,789	4,380	5,240
Other borrowings	715	1,377	2,041	3,496
	6,324	9,677	13,903	19,189
Net interest income	7,004	7,510	14,226	15,075
Provision for loan losses	43	63	5,855	143
Net interest income after provision for loan losses	6,961	7,447	8,371	14,932

Non-interest income:
Loan advisory and servicing fees	38	347	150	559
Service fees on deposit accounts	297	280	584	582
Mastercard transaction	309	-	309	-
Legal settlement	-	-	100	-
Gains on sales and calls of investment securities	-	-	5	-
Gain on sale of other real estate owned	-	2	-	2
Bank owned life insurance income	105	102	213	203
Other income	87	24	140	49
	836	755	1,501	1,395
Non-interest expenses:
Salaries and employee benefits	2,703	2,545	5,433	5,161
Occupancy	595	604	1,198	1,141
Depreciation and amortization	339	355	665	689
Legal	274	195	471	272
Writedown/ loss on sale of other real estate owned	40	-	1,056	-
Other real estate	342	17	342	20
Advertising	149	159	278	244
Data processing	203	155	406	314
Insurance	148	94	252	187
Professional fees	144	124	243	250
Regulatory assessments and costs	178	52	230	87
Taxes, other	251	211	512	414
Other expenses	695	772	1,423	1,499
	6,061	5,283	12,509	10,278

Income (loss) before provision for income tax (benefit) expense	1,736	2,919	(2,637)	6,049
Provision (benefit) for income taxes	547	951	(1,048)	1,977

Net income (loss)	$1,189	$1,968	$(1,589)	$4,072

Net income (loss) per share:
Basic	$0.11	$0.19	$(0.16)	$0.39
Diluted	$0.11	$0.18	$(0.16)	$0.38
(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except share data)
                (unaudited)

	Comprehensive Income (Loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2008		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467
Total other comprehensive loss, net of taxes of $(606)	$(1,177)	–	–	–	–	–	(1,177)	(1,177)
Net loss	(1,589)	–	–	(1,589)	–	–	–	(1,589)

Total comprehensive loss	$(2,766)
Stock based compensation		–	75	–	–	–	–	75
Options exercised (236,423 shares)		3	620	–	–	–	–	623
Balance June 30, 2008		$110	$76,016	$7,338	$(2,993)	$(1,165)	$(907)	$78,399

	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734
Total other comprehensive loss, net of taxes of $(513)	$(996)	–	–	–	–	–	(996)	(996)
Net income	4,072	–	–	4,072	–	–	–	4,072

Total comprehensive income	$3,076
Stock based compensation		–	59	–	–	–	–	59
Stock dividend (974,441 shares)		10	11,459	(11,469)	–	–	–	–
Options exercised (15,067 shares)		–	36	–	–	–	–	36
Purchase of treasury shares (44,500 shares)		–	–	–	(436)	–	–	(436)

Balance June 30, 2007		$107	$74,896	$6,114	$(2,124)	$(810)	$(714)	$77,469

 (See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
Dollars in thousands
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,589)	$4,072
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	5,855	143
Writedown/ loss (gain) on sale of other real estate owned	1,056	(2)
Depreciation and amortization	665	689
Stock based compensation	75	59
Amortization of discounts on investment securities	(108)	(72)
Increase in value of bank owned life insurance	(213)	(203)
Increase in accrued interest receivable and other assets	(459)	(595)
Increase (decrease) in accrued interest payable and other liabilities	(3,126)	2,401
Net cash provided by operating activities	2,156	6,492
Cash flows from investing activities:
Purchase of securities:
Available for sale	(6,363)	(886)
Proceeds from maturities and calls of securities:
Held to maturity	25	42
Available for sale	8,647	22,517
Purchase of FHLB stock	-	(816)
Proceeeds from sale of FHLB stock	1,743
Net decrease (increase) in loans	1,687	(45,078)
Net proceeds from sale of other real estate owned	7,491	75
Premises and equipment expenditures	(1,736)	(3,554)
Net cash provided by (used in) investing activities	11,494	(27,700)
Cash flows from financing activities:
Net proceeds from exercise of stock options	623	36
Purchase of treasury shares	-	(436)
Net (decrease) increase in demand, money market and savings deposits	(11,035)	10,987
Net decrease in short term borrowings	(47,364)	(37,932)
Increase in other borrowings	25,000	-
Issuance of subordinated debt	11,135	5,155
Net increase (decrease) in time deposits	(41,261)	32,410
Net cash (used in) provided by financing activities	(62,902)	10,220
Decrease in cash and cash equivalents	(49,252)	(10,988)
Cash and cash equivalents, beginning of period	73,225	83,127
Cash and cash equivalents, end of period	$23,973	$72,139
Supplemental disclosure:
Interest paid	$14,214	$17,374
Taxes paid	$400	$2,150
Non-monetary transfers from loans to other real estate owned	$21,384	$-
Non-monetary transfers from other real estate owned to other assets	$2,273	$-

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

Note 2:                      Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial  information  and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Share-Based Compensation:

At June 30, 2008, the Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and has a maximum term of 10 years.  The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2008 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 24.98%; a risk-free interest rate of 3.08% and an expected life of 7.0 years.  In 2007 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No shares vested in the first six months of 2008, but expense is recognized ratably over the period required to vest.  There were 105,050 unvested options at January 1, 2008 with a fair value of $486,885 with $346,012 of that amount remaining to be recognized as expense.  At June 30, 2008, there were 135,050 unvested options with a fair value of $494,275 with $310,622 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 448,572 options outstanding was $487,221, while the intrinsic value of the 313,522 exercisable (vested) was $430,577. During the first six months of 2008, 22,000 nonvested options were forfeited, with a weighted average grant fair value of $101,340.

A summary of the status of the Company’s stock options under the Stock Option Plan as of June 30, 2008 and 2007 and changes during the six months ended June 30, 2008 and 2007 are presented below:

	For the Six Months Ended June 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	737,841	$6.39	661,449	$5.55
Granted	52,000	6.18	99,000	11.77
Exercised	(236,423)	2.63	(15,067)	2.42
Forfeited	(104,846)	8.72	(6,050)	12.14
Outstanding, end of period	448,572	7.80	739,332	6.39
Options exercisable at period-end	313,522	7.01	634,282	5.50
Weighted average fair value of options granted during the period		$2.11		$4.61

	For the Six Months Ended June 30,
	2008	2007
Number of options exercised	236,426	15,067
Cash received	$622,559	$36,413
Intrinsic value	621,816	115,589
Tax benefit	217,636	40,456

The following table summarizes information about options outstanding under the Stock Option Plan as of June 30, 2008.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	28,324	2.5	$ 1.81	28,324	$ 1.81
$2.72 to $3.12	23,106	3.4	2.80	23,106	2.80
$3.76 to $4.62	12,964	2.1	3.99	12,964	3.99
$5.99 to $6.74	180,202	6.7	6.22	128,202	6.24
$9.94 to $12.14	203,976	7.6	10.84	120,926	10.17
	448,572		$ 7.80	313,522	$7.01

	For the Six Months Ended,
	June 30, 2008
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	105,050	$4.64
Granted	52,000	2.11
Forfeited	(22,000)	4.61
Nonvested at end of period	135,050	$3.66

During the three months ended June 30, 2008, $40,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the six months ended June 30, 2008, $75,000 was recognized in compensation expense, with a 35% assumed tax benefit for the Stock Option Plan.  During the three months ended June 30, 2007, $33,000 was recognized in compensation expense, with a 35% assumed tax benefit for the Stock Option Plan.  During the six months ended June 30, 2007, $59,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The

Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Note 7:                      Earnings Per Share:

    Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible debt resulting from the trust preferred securities issuance in June 2008. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At June 30, 2008, there were 384,178 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  At June 30, 2007, there were 130,460 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.   The following tables are a comparison of EPS for the three months ended June 30, 2008 and 2007.

Three months ended June 30,	2008		2007

Net Income	$1,189,000		$1,968,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,445,181		10,448,394
Basic EPS		$0.11		$0.19

Add common stock equivalents representing dilutive stock options and convertible debt	416,948		289,924
Effect on basic EPS of dilutive CSE		$-		$(0.01)
Equals total weighted average
shares and CSE (diluted)	10,862,129		10,738,318
Diluted EPS		$0.11		$0.18

The following tables are a comparison of EPS for the six months ended June 30, 2008 and 2007.

Six months ended June 30,	2008		2007

Net Income (Loss)	$(1,589,000)		$4,072,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,404,279		10,447,236
Basic EPS		$(0.16)		$0.39
Add common stock equivalents representing dilutive stock options and convertible debt	288,749		301,692
Effect on basic EPS of dilutive CSE		$-		$(0.01)
Equals total weighted average
shares and CSE (diluted)	10,693,028		10,748,928
Diluted EPS		$(0.16)		$0.38

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

The Company’s investment securities classified as available for sale were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy as follows: Quoted Prices in Active Markets for Identical Assets (Level 1) $67.7 million; Significant Other Observable Inputs (Level 2) $12.0 million; Significant Unobservable Inputs (Level 3) $0.   The Company’s other real estate owned was accounted for at fair values as of June 30, 2008 as follows:  Significant Unobservable Inputs (Level 3) $14.2 million.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Note 9:  Convertible Trust Preferred Securities

The Company issued $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II ($7.8 million) and Harry D. Madonna ($3.0 million), Chairman, President and Chief Executive Officer of the Company.  Republic First Capital Trust IV (“RFCT”) holds, as its sole asset, the subordinated debentures issued by the Company in June 2008.  The Company does not consolidate the RFCTs.  The non-consolidation results in the investment in the common stock of the RFCT to be included in other assets with a corresponding increase in outstanding debt of $335,000 at June 30, 2008.
The trust preferred securities will pay interest at an annual rate of 8.0%, have a conversion price of $6.50, and be convertible into 1.7 million shares of common stock.  This represents ownership of approximately 13.3% of the Company on a pro forma basis.  The trust preferred securities will have a term of 30 years and will be callable after the fifth year.  The securities will be convertible into common shares anytime after June 30, 2009 at the option of the purchaser and under certain conditions prior to June 30, 2009.  The issuer will also retain certain option conversion triggers after the fifth year.

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

Financial Condition:

June 30, 2008 Compared to December 31, 2007

Assets decreased $68.7 million to $947.6 million at June 30, 2008, versus $1.0 billion at December 31, 2007. This decrease reflected a $49.3 million decrease in cash and cash equivalents, a $28.9 million decrease in loans receivable partially offset by a $10.6 million increase in other real estate owned.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Gross loans decreased $30.7 million, to $790.9 million at June 30, 2008, versus $821.5 million at December 31, 2007, as the Company adopted a defensive balance sheet strategy as a result of the economic downturn.  Meaningful loan growth is anticipated by year end 2008. Substantially all of the decrease resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $15.0 million at June 30, 2008. Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $79.7 million at June 30, 2008, compared to $83.7 million at year-end 2007. The decrease reflected sales on selected municipal securities. At June 30, 2008 and December 31, 2007, the portfolio had net unrealized losses of $1.4 million and net realized gains of $409,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At June 30, 2008, securities held to maturity totaled $257,000, compared to $282,000 at year-end 2007.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At June 30, 2008, FHLB stock totaled $4.5 million, a decrease of $1.7 million from $6.2 million at December 31, 2007.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit.  At June 30, 2008 and December 31, 2007, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $49.3 million, to $24.0 million at June 30, 2008, from $73.2 million at December 31, 2007, primarily reflecting a decrease in federal funds sold.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $12.4 million at June 30, 2008, compared to $11.3 million at December 31, 2007, reflecting primarily branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $14.2 million at June 30, 2008 compared to $3.7 million at December 31, 2007, primarily reflecting transfers from loans of $21.4 million, partially offset by net proceeds from sales of $7.5 million, a transfer of $2.3 million to other assets reflecting a sale of OREO property still pending settlement and $1.1 million in property writedowns and losses on sales.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $11.9 million at June 30, 2008 and $11.7 million at December 31, 2007. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $4.2 million to $12.2 million at June 30, 2008, from $8.0 million at December 31, 2007, principally resulting from an increase in short-term receivables relating to the sale of OREO property still pending settlement, which are to be collected in the third quarter of 2008.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.  Total deposits decreased by $52.3 million to $728.6 million at June 30, 2008 from $780.9 million at December 31, 2007.  Average transaction account balances decreased 25.5% or $108.5 million less than the prior year period to $316.6 million in the second quarter of 2008. Period end time deposits decreased $41.3 million, or 9.8% to $381.7 million at June 30, 2008, versus $422.9 million at the prior year-end.  The decrease reflected intentional reductions of higher cost deposits.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation.   Republic had $25.0 million in term borrowings at June 30, 2008 versus $0 at December 31, 2007.  The term borrowings have maturities of less than two years.  Republic had short-term borrowings (overnight) of $86.1 million at June 30, 2008 versus $133.4 million at the prior year-end.

Subordinated Debt:

Subordinated debt amounted to $22.5 million at June 30, 2008, compared to $11.3 million at December 31, 2007, as a result of an $11.1 million issuance of convertible trust preferred securities in June 2008 at a rate of 8%.  The securities have a conversion price of $6.50 and are convertible into 1.7 million shares of common stock.  The trust preferred securities will have a term of 30 years and will be callable after the fifth year.  The securities will be convertible into common shares anytime after June 30, 2009 at the option of the purchaser and under certain conditions prior to June 30, 2009.  The issuer will also retain certain optional conversion triggers after the fifth year.

Shareholders’ Equity:

Total shareholders’ equity decreased $2.1 million to $78.4 million at June 30, 2008, versus $80.5 million at December 31, 2007.   This decrease was primarily the result of a year-to-date net loss of $1.6 million and a year-to-date other comprehensive loss of $1.2 million, partially offset by net proceeds from exercise of stock options of $623,000.

Three Months Ended June 30, 2008 compared to June 30, 2007
Results of Operations:

Overview

The Company's net income decreased to $1.2 million or $0.11 per diluted share for the three months ended June 30, 2008, compared to $2.0 million, or $0.18 per diluted share for the comparable prior year period.  There was a $3.9 million, or 22.4%, decrease in total interest income, reflecting a 152 basis point decrease in the yield on average loans outstanding while interest expense decreased $3.4 million, reflecting a 144 basis point decrease in the rate on average interest-bearing deposits outstanding and a 269 basis point decrease in the rate on average borrowings outstanding.   Accordingly, net interest income decreased $506,000 between the periods. The reduced net interest income reflected funding costs which were abnormally high in relation to historical spreads to the prime rate and the impact of higher rate certificates of deposit still on the books.  Net interest margins are expected to improve going forward as funding costs and spreads to the prime rate normalize and as higher cost certificates of deposit reprice.  The provision for loan losses in the second quarter of 2008 decreased to $43,000, compared to a $63,000 provision expense in the second quarter of 2007.  Non-interest income increased $81,000 to $836,000 in second quarter 2008 compared to $755,000 in second quarter 2007.  Non-interest expenses increased $778,000 to $6.1 million compared to $5.3 million in the second quarter of 2007, primarily due to a $365,000 increase in other real estate owned expenses, a $158,000 increase in salaries and employee benefits expense, and a $126,000 increase in regulatory assessments and costs. Return on average assets and average equity from continuing operations of 0.51% and 6.12%

respectively, in the second quarter of 2008 compared to 0.81% and 10.18% respectively for the same period in 2007.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency.

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$10,618	$58	2.20%	$12,785	$169	5.30%
Securities (2)	82,392	1,167	5.67%	97,328	1,428	5.87%
Loans receivable	797,233	12,160	6.13%	821,173	15,657	7.65%
Total interest-earning assets	890,243	13,385	6.05%	931,286	17,254	7.43%

Other assets	55,336			39,124

Total assets	$945,579			$970,410

Interest-bearing liabilities:
Demand-non interest
bearing	$74,126			$77,010
Demand interest-bearing	31,236	$69	0.89%	40,577	$118	1.17%
Money market & savings	211,281	1,371	2.61%	307,512	3,532	4.61%
Time deposits	441,069	4,169	3.80%	353,792	4,650	5.27%
Total deposits	757,712	5,609	2.98%	778,891	8,300	4.27%
Total interest-bearing
deposits	683,586	5,609	3.30%	701,881	8,300	4.74%

Other borrowings (1)	101,186	715	2.84%	99,873	1,377	5.53%

Total interest-bearing
liabilities	$784,772	$6,324	3.24%	$801,754	$9,677	4.84%
Total deposits and
other borrowings	858,898	6,324	2.96%	878,764	9,677	4.42%

Non interest-bearing
liabilites	8,532			14,086
Shareholders' equity	78,149			77,560
Total liabilities and
shareholders' equity	$945,579			$970,410

Net interest income		$7,061			$7,577
Net interest spread			2.81%			2.59%

Net interest margin			3.19%			3.26%

(1) Includes term borrowings and trust preferred securities
(2) On a tax equivalent basis

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Three months ended June 30, 2008
	versus June 30, 2007
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(12)	$(99)	$(111)
Securities ( tax equivalent basis)	(211)	(50)	(261)
Loans	(366)	(3,131)	(3,497)
Total interest-earning assets	(589)	(3,280)	(3,869)

Interest expense of deposits
Interest-bearing demand deposits	21	28	49
Money market and savings	626	1,535	2,161
Time deposits	(827)	1,308	481
Total deposit interest expense	(180)	2,871	2,691
Other borrowings	(9)	671	662
Total interest expense	(189)	3,542	3,353
Net interest income	$(778)	$262	$(516)

The Company’s tax equivalent net interest margin decreased 7 basis points to 3.19% for the three months ended June 30, 2008, versus 3.26% in the prior year comparable period.  The reduced net interest margin reflected funding costs which were abnormally high in relation to historical spreads to the prime rate and the impact of higher rate certificates of deposit still on the books.  Net interest margins are expected to improve going forward as funding costs and spreads to the prime rate normalize and as higher cost certificates of deposit reprice.

While yields on interest-bearing assets decreased 138 basis points to 6.05% in second quarter 2008 from 7.43% in second quarter 2007, the rate on total deposits and other borrowings decreased 146 basis points to 2.96% from 4.42% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to the repricing of assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $516,000, or 6.8%, to $7.1 million for the three months ended June 30, 2008, from $7.6 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due to a decrease in average interest earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits. Average interest-earning assets amounted to $890.3 million for second quarter 2008 and $931.3 million for second quarter 2007.  The $41.0 million decrease resulted from a reduction of loans, securities, and federal funds sold as the Company adopted a defensive balance sheet strategy as a result of the economic downturn.  Meaningful loan growth is anticipated by year end 2008.

The Company’s total tax equivalent interest income decreased $3.9 million, or 22.4%, to $13.4 million for the three months ended June 30, 2008, from $17.3 million for the prior year comparable period.  Interest and fees on loans decreased $3.5 million, or 22.3%, to $12.2 million for the three months ended June 30, 2008, from $15.7 million for the prior year comparable period.  The decrease was due primarily to the 152 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Interest and dividends on investment securities decreased $261,000, or 18.3%, to $1.2 million for the three months ended June 30, 2008, from $1.4 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $14.9 million, or 15.3%, to $82.4 million from $97.3 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $111,000, or 65.7%, reflecting decreases in short-term interest rates.

The Company's total interest expense decreased $3.4 million, or 34.6%, to $6.3 million for the three months ended June 30, 2008, from $9.7 million for the prior year comparable period. Interest-bearing liabilities averaged $784.8 million for the three months ended June 30, 2008, versus $801.8 million for the prior year comparable period, or a decrease of $17.0 million. The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets. Average deposit balances decreased $21.2 million while there was a $1.3 million increase in average other borrowings. The average rate paid on interest-bearing liabilities decreased 160 basis points to 3.24% for the three months ended June 30, 2008. Interest expense on time deposit balances decreased $481,000 to $4.2 million in second quarter 2008, from $4.7 million in the comparable prior year period, reflecting lower rates which more than offset the impact of higher average balances.  Money market and savings interest expense decreased $2.2 million to $1.4 million in second quarter 2008, from $3.5 million in the comparable prior year period. The decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment. Accordingly, rates on total interest-bearing deposits decreased 144 basis points in second quarter 2008 compared to second quarter 2007.

Interest expense on other borrowings decreased $662,000 to $715,000 in second quarter 2008, also as a result of the lower short-term interest rate environment. Average other borrowings, primarily overnight FHLB borrowings, increased $1.3 million, or 1.3%, between those respective periods. Rates on overnight borrowings reflected the lower short-term interest rate environment as the rate of other borrowings decreased to 2.84% in second quarter 2008, from 5.53% in the comparable prior year period. Interest expense on other borrowings also includes the interest on average balances of $13.9 million of trust preferred securities and $6.9 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $43,000 in second quarter 2008 compared to $63,000 in second quarter 2007.  The provision in both periods reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income increased $81,000 to $836,000 for second quarter 2008 compared to $755,000 for the three months ended June 30, 2007, primarily due to a one time Mastercard transaction of $309,000 and other miscellaneous items totaling $63,000 which were partially offset by a $309,000 decrease in loan advisory and servicing fees.  The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income, primarily due to volume.

Non-Interest Expenses

Total non-interest expenses increased $778,000 or 14.7% to $6.1 million for the three months ended June 30, 2008, from $5.3 million for the prior year comparable period. Salaries and employee benefits increased $158,000 or 6.2%, to $2.7 million for the three months ended June 30, 2008, from $2.5 million for the prior year comparable period. That increase reflected decreased salary deferrals based on lower loan originations, as well as annual merit increases up to 3%.

Occupancy expense decreased $9,000, or 1.5%, to $595,000 in second quarter 2008, compared to $604,000 in second quarter 2007.

Depreciation expense decreased $16,000 or 4.5% to $339,000 for the three months ended June 30, 2008, versus $355,000 for the prior year comparable period.

Legal fees increased $79,000, or 40.5%, to $274,000 in second quarter 2008, compared to $195,000 in second quarter 2007, resulting from increased fees on a number of different matters.

Other real estate expenses increased $365,000 to $382,000 for the three months ended June 30, 2008 compared to $17,000 for the second quarter 2007 due to $342,000 in second quarter 2008 property maintenance expenses and a $40,000 loss on the sale of an OREO property.

Advertising expense decreased $10,000, or 6.3%, to $149,000 in second quarter 2008, compared to $159,000 in second quarter 2007.

Data processing expense increased $48,000, or 31.0%, to $203,000 in second quarter 2008, compared to $155,000 in second quarter 2007, primarily due to system enhancements.

Insurance expense increased $54,000, or 57.4%, to $148,000 in second quarter 2008, compared to $94,000 in second quarter 2007, resulting primarily from higher rates.

Professional fees increased $20,000, or 16.1%, to $144,000 in second quarter 2008, compared to $124,000 in second quarter 2007, resulting primarily from increased consulting fees.

Regulatory assessments and costs increased $126,000 or 242.3% to $178,000 in second quarter 2008, compared to $52,000 in second quarter 2007, resulting primarily from increases in statutory FDIC insurance rates.

Taxes, other increased $40,000, or 19.0%, to $251,000 for the three months ended June 30, 2008, versus $211,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax which is assessed at an amount of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses decreased $77,000, or 10.0% to $695,000 for the three months ended June 30, 2008, from $772,000 for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $404,000 to $547,000 for the three months ended June 30, 2008, from $951,000 for the prior year comparable period. That reduction was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 32% and 33% respectively.

Six Months Ended June 30, 2008 compared to June 30, 2007
Results of Operations:

Overview

The Company’s net income decreased to a $1.6 million loss or $(0.16) per diluted share for the six months ended June 30, 2008, compared to $4.1 million, or $.38 per diluted share for the comparable prior year period.  There was a $6.1 million, or 17.9%, decrease in total interest income, reflecting a 133 basis point decrease in the yield on average loans outstanding while interest expense decreased $5.3 million, reflecting a 109 basis point decrease in the rate on average interest- bearing deposits outstanding and a 228 basis point decrease in the rate on average borrowings outstanding.  Net interest income decreased $865,000 between the periods.  The provision for loan losses in the first six months of 2008 increased to $5.9 million, compared to $143,000 provision expense in the first six months of 2007, reflecting additional reserves on certain loans.  Non- interest income increased $106,000 to $1.5 million in the first six months of 2008 compared to $1.4 million in the first six months of 2007.  Non- interest expenses increased $2.2 million to $12.5 million compared to $10.3 million in the first six months of 2007, primarily due to $1.1 million in writedowns of other real estate owned, an increase of $322,000 in other real estate expenses related to property maintenance, and an increase of $272,000 in salaries and employee benefits expense.  Return on average assets and average equity of (0.33)% and (4.02)% respectively, in the first six months of 2008 compared to 0.85% and 10.71% respectively for the same period in 2007.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency for tax exempt municipal securities income in the first six months of 2008 and 2007.

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$11,444	$154	2.71%	$16,257	$404	5.01%
Securities (2)	84,969	2,480	5.84%	103,414	3,037	5.87%
Loans receivable	807,468	25,613	6.38%	810,003	30,957	7.71%
Total interest-earning assets	903,881	28,247	6.28%	929,674	34,398	7.46%

Other assets	49,157			38,595

Total assets	$953,038			$968,269

Interest-bearing liabilities:
Demand-non interest
bearing	$78,760			$77,729
Demand interest-bearing	36,615	$215	1.18%	42,184	$218	1.04%
Money market & savings	209,426	3,038	2.92%	288,362	6,554	4.58%
Time deposits	412,554	8,609	4.20%	341,752	8,921	5.26%
Total deposits	737,355	11,862	3.24%	750,027	15,693	4.22%
Total interest-bearing
deposits	658,595	11,862	3.62%	672,298	15,693	4.71%

Other borrowings (1)	126,369	2,041	3.25%	127,458	3,496	5.53%

Total interest-bearing
liabilities	$784,964	$13,903	3.56%	$799,756	$19,189	4.84%
Total deposits and
other borrowings	863,724	13,903	3.24%	877,485	19,189	4.41%

Non interest-bearing
liabilites	9,818			14,142
Shareholders' equity	79,496			76,642
Total liabilities and
shareholders' equity	$953,038			$968,269

Net interest income		$14,344			$15,209
Net interest spread			2.72%			2.62%

Net interest margin			3.19%			3.30%

(1) Includes term borrowings and trust preferred securities
(2) On a tax equivalent basis

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Six months ended June 30, 2008
	versus June 30, 2007
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(65)	$(185)	$(250)
Securities (tax equivalent basis)	(537)	(20)	(557)
Loans	(81)	(5,263)	(5,344)
Total interest-earning assets	(683)	(5,468)	(6,151)

Interest expense of deposits
Interest-bearing demand deposits	33	(30)	3
Money market and savings	1,148	2,368	3,516
Time deposits	(1,482)	1,794	312
Total deposit interest expense	(301)	4,132	3,831
Other borrowings	18	1,437	1,455
Total interest expense	(283)	5,569	5,286
Net interest income	$(966)	$101	$(865)

The Company’s tax equivalent net interest margin decreased 11 basis points to 3.19% for the six months ended June 30, 2008, versus 3.30% in the prior year comparable period.

While yields on interest-bearing assets decreased 118 basis points to 6.28% in the first six months of 2008 from 7.46% in the prior year comparable period, the rate on total deposits and other borrowings decreased 117 basis points to 3.24% from 4.41% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was due primarily to the repricing of assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $865,000, or 5.7%, to $14.3 million for the six months ended June 30, 2008, from $15.2 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits.  Average interest earning assets amounted to $903.4 million for the first six months of 2008 and $929.7 million for the comparable prior year period.  The $25.8 million decrease resulted from reductions in securities, federal funds sold, and loans.

The Company’s total tax equivalent interest income decreased $6.2 million, or 17.9%, to $28.2 million for the six months ended June 30, 2008, from $34.4 million for the prior year comparable period.  Interest and fees on loans decreased $5.3 million, or 17.3%, to $25.6 million for the six months ended June 30, 2008, from $31.0 million for the prior year comparable period.  The decrease was due primarily to the 133 basis point decline in the yield on loans resulting primarily from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Interest and dividends on investment securities decreased $557,000, or 18.3%, to $2.5 million for the first six months ended June 30, 2008, from $3.0 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $18.4 million, or 17.8%, to $85.0 million from $103.4 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $250,000, or 61.9%, reflecting decreases in short- term interest rates and a $4.8 million decrease in average balances to $11.4 million for the first six months of 2008 from $16.3 million for the comparable prior year period.

The Company’s total interest expense decreased $5.3 million, or 27.5%, to $13.9 million for the six months ended June 30, 2008, from $19.2 million for the prior year comparable period.  Interest- bearing liabilities averaged $785.0 million for the six months ended June 30, 2008, versus $799.8 million for the prior year comparable period, or a decrease of $14.8 million.  The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets.  Average deposit balances decreased $12.7 million while there was a $1.1 million decrease in average other borrowings.  The average rate paid on interest- bearing liabilities decreased 128 basis points to 3.56% for the six months ended June 30, 2008.  Interest expense on time deposit balances decreased $312,000 to $8.6 million in the first six months of 2008 from $8.9 million in the comparable prior year period, reflecting lower rates which more than offset higher average balances.  Money market and savings interest expense decreased $3.5 million to $3.0 million in the first six months of 2008, from $6.6 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short- term interest rate environment.  Accordingly, rates on total interest- bearing deposits decreased 109 basis points in the first six months of 2008 compared to the comparable prior year period.

Interest expense on other borrowings decreased $1.5 million to $2.0 million in the first six months of 2008, also as a result of the lower short- term interest rate environment.  Average other borrowings, primarily overnight FHLB borrowings, decreased $1.1 million, or 0.9%, between the respective periods.  Rates on overnight borrowings reflected the lower short- term interest rate environment as the rate of other borrowings decreased to 3.25% in the first six months of 2008, from 5.53% in the comparable prior year period.  Interest expense on other borrowings also includes the interest on average balances of $12.6 million of trust preferred securities and $3.5 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $5.9 million in the first six months of 2008 compared to $143,000 for the comparable prior year period.  The first six months of 2008 provision reflected $5.7 million of charges to increase reserves on specific loans primarily comprised of the following. A $1.3 million charge was taken on a New Jersey residential development shore property, notwithstanding higher appraisals, and reflected the most up to date potential buyer indications.  A $600,000 charge was taken on a residential development property in New Jersey, also proximate to the shore, based upon the same factors.  A $1.7 million charge was taken for a borrower with loans secured by multiple commercial properties which, notwithstanding higher appraisals, was based on the most current efforts to market the properties.  A $1.3 million charge was taken on a suburban Philadelphia residential development property, notwithstanding higher appraisals, based on the most recent potential buyer indications.  A $450,000 charge was taken on a Philadelphia city residential development, based on the most recent realtor indications.  In each case the charges were based on a more rapid disposition than initially planned.  The residential property charges reflected the most up to date 2008 information, in which markets showed deterioration in what is typically the beginning of the peak buying season.

  The comparable 2007 provision reflected $256,000 for recoveries on tax refund loans.  The remaining provision in 2007 also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income increased $106,000 to $1.5 million for the first six months of 2008 compared to $1.4 million for the comparable prior year period, primarily due to a one- time Mastercard transaction of $309,000, a $100,000 legal settlement, and $91,000 in other miscellaneous items partially offset by a decrease of $409,000 in the first six months of 2008 related to loan advisory and servicing fees.  The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income, primarily due to volume.

Non-Interest Expenses

Total non-interest expenses increased $2.2 million or 21.7% to $12.5 million for the six months ended June 30, 2008, from $10.3 million for the prior year comparable period. Salaries and employee benefits increased $272,000 or 5.3%, to $5.4 million for the six months ended June 30, 2008, from $5.2 million for the prior year comparable period. That increase reflected decreased salary deferrals based on lower loan originations as well as annual merit increases up to 3%.

Occupancy expense increased $57,000, or 5.0%, to $1.2 million in the first six months of 2008, compared to $1.1 million for the comparable prior year period. The increase reflected the corporate headquarters move in second quarter 2007.

Depreciation expense decreased $24,000 or 3.5% to $665,000 for the six months ended June 30, 2008, versus $689,000 for the prior year comparable period.

Legal fees increased $199,000, or 73.2%, to $471,000 in the first six months of 2008, compared to $272,000 for the comparable prior year period, resulting from increased fees on a number of different matters.

Other real estate increased $1.4 million for the six months ended June 30, 2008 compared to $20,000 for the comparable prior year period due to $1.1 million in property writedowns and losses on sales and $342,000 in property maintenance expenses.

Advertising expense increased $34,000, or 13.9%, to $278,000 in the first six months of 2008, compared to $244,000 for the comparable prior year period.  The increase was primarily due to higher levels of print advertising.

Data processing expense increased $92,000, or 29.3%, to $406,000 in the first six months of 2008, compared to $314,000 for the comparable prior year period, primarily due to system enhancements.

Insurance expense increased $65,000, or 34.8%, to $252,000 in the first six months of 2008, compared to $187,000 for the comparable prior year period, resulting primarily from higher rates.

Professional fees decreased $7,000, or 2.8%, to $243,000 in the first six months of 2008, compared to $250,000 for the comparable prior year period.

Regulatory assessments and costs increased $143,000, or 164.4%, to $230,000 for the six months ended June 30, 2008, from $87,000 for the comparable prior year period, resulting primarily from increases in statutory FDIC insurance rates.

Taxes, other increased $98,000, or 23.7%, to $512,000 for the six months ended June 30, 2008, versus $414,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses decreased $76,000, or 5.0% to $1.4 million for the six months ended June 30, 2008, from $1.5 million for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $3.0 million, to a $1.0 million benefit for the six months ended June 30, 2008, from $2.0 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were a 40% benefit and 33% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $132.5 million and $160.2 million and standby letters of credit of approximately $5.5 million and $4.6 million at June 30, 2008, and December 31, 2007, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at June 30, 2008, and December 31, 2007:

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At June 30, 2008
Total risk based capital
Republic	$96,297	11.11%	$69,366	8.00%	$86,707	10.00%
Company	107,866	12.41%	69,521	8.00%	-	N/A
Tier one risk based capital
Republic	89,537	10.33%	34,683	4.00%	52,024	6.00%
Company	101,106	11.63%	34,761	4.00%	-	N/A
Tier one leveraged capital
Republic	89,537	9.48%	47,212	5.00%	47,212	5.00%
Company	101,106	10.69%	47,279	5.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FRB capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company	99,704	11.01%	72,638	8.00%	-	N/A
Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company	91,196	10.07%	36,319	4.00%	-	N/A
Tier one leveraged capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company	91,196	9.44%	48,294	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash, due from banks, deposits with banks and federal funds sold, totaled $24.0 million at June 30, 2008 compared to $73.2 million at December 31, 2007, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At June 30, 2008, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2008. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit with that institution.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At June 30, 2008 Republic had $118.5 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $113.1 million at December 31, 2007. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At June 30, 2008, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $138.0 million. Certificates of deposit scheduled to mature in one year totaled $371.3 million at June 30, 2008. There were FHLB advances outstanding of $25.0 million at June 30, 2008 and short-term borrowings of $86.1 million consisted of overnight FHLB borrowings of $66.1 million and uncollateralized overnight advances from PNC Bank of $20.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million and was unused at June 30, 2008.  Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $194.6 million.  As of June 30, 2008, Republic had borrowed $91.1 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances from PNC Bank.  As of June 30, 2008, there were $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

At June 30, 2008, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency securities and other investments. The market values of investment securities available for sale were $79.7 million and $83.7 million as of June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008 and December 31, 2007, the portfolio had net unrealized losses of $1.4 million and gains of $409,000, respectively.

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No impairment charge was recognized during the six months ended June 30, 2008 and 2007.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit of approximately $15.0 million at June 30, 2008. Individual customers may have several loans often secured by different collateral.

Gross loans decreased $30.7 million, to $790.9 million at June 30, 2008, from $821.5 million at December 31, 2007.

 The following table sets forth the Company's gross loans by major categories for the periods indicated:

(dollars in thousands)	As of June 30, 2008		As of December 31, 2007
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$466,328	59.0%	$476,873	58.1%
Construction and land development	220,104	27.8	228,616	27.8
Non real estate secured	75,053	9.5	77,347	9.4
Non real estate unsecured	2,676	0.3	8,451	1.0
	764,161	96.6	791,287	96.3

Residential real estate	5,870	0.8	5,960	0.7
Consumer & other	20,844	2.6	24,302	3.0
Total loans, net of unearned income	790,875	100.0%	821,549	100.0%

Less: allowance for loan losses	(6,760)		(8,508)

Net loans	$784,115		$813,041

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	June 30, 2008	December 31, 2007
(dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	3,146	22,280
Total non-performing loans (1)	3,146	22,280
Other real estate owned	14,245	3,681

Total non-performing assets (2)	$17,391	$25,961

Non-performing loans as a percentage of total loans net of unearned
Income	0.40%	2.71%
Non-performing assets as a percentage of total assets	1.84%	2.55%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

As discussed under “Provision for Loan Losses” Republic is pursuing more rapid disposition of non performing loans. Accordingly the Bank has taken title or control of the majority of such loans which has resulted in their transfer to other real estate owned as follows.

Non accrual-loans decreased $19.1 million, to $3.1 million at June 30, 2008, from $22.3 million at December 31, 2007.  An analysis of 2008 activity is as follows. The $19.1 million decrease reflected $15.8 million of transfers of loans to two customers to other real estate owned after related 2008 charge-offs  of $4.2 million and payoffs of $1.0 million.  The resulting decrease was partially offset by the transition of five loans totaling $1.9 million to non-accrual status.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2008, all identified problem loans are included in the preceding table or are classified as substandard or doubtful, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

The recorded investment in loans which are impaired totaled $3.1 million at June 30, 2008, which represented a reduction of $19.1 million from the $22.3 million at December 31, 2007.  Non-accrual loans totaled $3.1 million at June 30, 2008, and $22.3 million at December 31, 2007, and the amount of related valuation allowances were $507,000 and $1.6 million, respectively at those dates.  The primary reason for the decrease in impaired loans was the aforementioned transfers of loans to other real estate owned and charge-offs.  At June 30, 2008, compared to December 31, 2007 accruing special mention loans had decreased to $4.3 million from $10.6 million at December 31, 2007. This resulted primarily from the transfer to other real estate owned of $9.0 million of loans to one customer secured by three separate properties and the transfer to non-accrual status of one loan totaling $1.3 million. This was partially offset by the transfer of one loan totaling $4.0 million not previously classified to special mention.  The related valuation allowances corresponding to the $4.3 million and $10.6 million were $164,000 and $688,000, respectively at those dates. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At June 30, 2008, compared to December 31, 2007, accruing substandard loans had decreased to $522,000 from $702,000, while doubtful loans increased to $573,000 at June 30, 2008 from $168,000 at December 31, 2007.  Activity is as follows for doubtful loans.  One loan for $300,000 not previously classified, was classified as doubtful.  Loans to one customer totaling $189,000 were transferred from special mention to doubtful status.  These were partially offset by the payoff of one loan totaling $123,000 in 2008.  The related valuation allowances with respect to the $522,000 accruing substandard at June 30, 2008, was $78,000.  At December 31, 2007 related valuation allowances for the $702,000 accruing substandard was $56,000.  There were no accruing doubtful loans at either date.  There were no loans classified as loss at those dates.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $142,000 at June 30, 2008 and $3.6 million at December 31, 2007; and (ii) 60 to 89 days past due, at June 30, 2008 and December 31, 2007, in the aggregate principal amount of $1.1 million and $1.6 million, respectively. The decrease in the loans delinquent 30 to 59 days reflects the return of loans to current status.  The decrease in the loans delinquent 60 to 89 days primarily reflects a $1.3 million loan transferred to non accrual status.

Other Real Estate Owned:

The balance of other real estate owned increased to $14.2 million at June 30, 2008 from $3.7 million at December 31, 2007 due to additions from three customers totaling $21.4 million,  sales of  $7.5 million, a transfer of $2.3 million to other assets for the sale of OREO property pending settlement and writedowns on properties of $1.1 million.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2008, and 2007, and the twelve months ended December 31, 2007 is as follows:

	For the six months ended	For the twelve months ended	For the six months ended
(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Balance at beginning of period	$8,508	$8,058	$8,058
Charge-offs:
Commercial and construction	7,778	1,503	876
Tax refund loans	-	-	-
Consumer	13	3	2
Total charge-offs	7,791	1,506	878
Recoveries:
Commercial and construction	117	81	81
Tax refund loans	69	283	256
Consumer	2	2	1
Total recoveries	188	366	338
Net charge-offs	7,603	1,140	540
Provision for loan losses	5,855	1,590	143
Balance at end of period	$6,760	$8,508	$7,661
Average loans outstanding (1)	$807,468	$820,380	$810,003

As a percent of average loans (1):
Net charge-offs (annualized)	1.89%	0.14%	0.13%

Provision for loan losses (annualized)	1.46%	0.19%	0.04%

Allowance for loan losses	0.84%	1.04%	0.95%

Allowance for loan losses to:
Total loans, net of unearned income at period end	0.85%	1.04%	0.92%

Total non-performing loans at period end	214.88%	38.19%	46.12%

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at June 30, 2008. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2008, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $764.2 million, $5.9 million and $20.8 million.

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

(b)  Changes in internal controls.

There has not been any change in our internal control over financial reporting during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Republic First Bancorp Inc., to take action upon the reelection of three directors was held on April 22, 2008 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA 19102.  Written notice of said meeting, according to law, was mailed to each shareholder of record entitled to receive notice of said meeting, 30 days prior thereto.  As of the record date of said meeting of the shareholders, the number of shares then issued and outstanding was 10,800,566 shares of common stock, of which 10,384,263 were entitled to vote.  A total of 9,546,211 shares were voted for the reelection of three directors.  No nominee received less than 90.9% of the voted shares.  Therefore, pursuant to such approval, the following directors were reelected to the Company.

William W. Batoff
Louis J. DeCesare, Jr.
Harry D. Madonna

Existing Directors	Term	Expiration
Robert J. Coleman	3 years	2009
Lyle W. Hall, Jr.	3 years	2009
Neal I. Rodin	3 years	2010
Barry L. Spevak	3 years	2010
Harris Wildstein, Esq.	3 years	2009

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

Dated: August 11, 2008