Form 10-Q
period 2008-09-30
REPUBLIC FIRST BANCORP INC
filed 2008-11-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

Large accelerated filer ____	Accelerated Filer X

Non-Accelerated filer ____	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO X
APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latestpracticable date.

11,031,253 shares of Issuer's Common Stock, par value
$0.01 per share, issued and outstanding as of November 5, 2008

Exhibit index appears on page 39

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4

Consolidated Statements of Income for the three and nine months ended
September 30, 2008 and 2007 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended
September 30, 2008 and 2007 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2008 and 2007 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
Dollars in thousands, except share data

ASSETS:	September 30, 2008		December 31, 2007
		(unaudited)
Cash and due from banks	$19,013		$10,996
Interest bearing deposits with banks	341		320
Federal funds sold	38,382		61,909
Total cash and cash equivalents	57,736		73,225

Investment securities available for sale, at fair value	86,345		83,659
Investment securities held to maturity, at amortized cost
(Fair value of $216 and $285, respectively)	203		282
Restricted stock, at cost	6,401		6,358
Loans receivable (net of allowance for loan losses of
$6,807 and $8,508, respectively)	764,245		813,041
Premises and equipment, net	14,411		11,288
Other real estate owned, net	8,580		3,681
Accrued interest receivable	4,209		5,058
Bank owned life insurance	12,029		11,718
Other assets	10,573		7,998
Total Assets	$964,732		$1,016,308
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$77,728		$99,040
Demand – interest-bearing	32,432		35,235
Money market and savings	240,055		223,645
Time less than $100,000	181,367		179,043
Time over $100,000	197,905		243,892
Total Deposits	729,487		780,855

Short-term borrowings	100,682		133,433
Other borrowings	25,000		-
Accrued interest payable	2,820		3,719
Other liabilities	5,010		6,493
Subordinated debt	22,476		11,341
Total Liabilities	885,475		935,841
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of September 30, 2008 and December 31, 2007	-		-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 11,031,253 as of September 30, 2008
and 10,737,211 as of December 31, 2007	110		107
Additional paid in capital	76,297		75,321
Retained earnings	8,871		8,927
Treasury stock at cost (416,303 shares)	(2,993)		(2,993)
Stock held by deferred compensation plan	(1,165)		(1,165)
Accumulated other comprehensive income (loss)	(1,863)		270
Total Shareholders’ Equity	79,257		80,467
Total Liabilities and Shareholders’ Equity	$964,732		$1,016,308

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$12,208	$16,209	$37,821	$47,166
Interest and dividends on taxable investment securities	1,173	1,198	3,315	3,852
Interest and dividends on tax-exempt investment securities	106	131	326	380
Interest on federal funds sold and other interest-earning assets	45	139	199	543
Total interest income	13,532	17,677	41,661	51,941

Interest expense:
Demand interest-bearing	68	109	283	327
Money market and savings	1,625	2,816	4,663	9,370
Time less than $100,000	1,671	1,829	5,900	5,510
Time over $100,000	1,545	2,921	5,925	8,161
Other borrowings	1,005	2,198	3,046	5,694
	5,914	9,873	19,817	29,062
Net interest income	7,618	7,804	21,844	22,879
Provision for loan losses	43	1,282	5,898	1,425
Net interest income after provision for loan losses	7,575	6,522	15,946	21,454

Non-interest income:
Loan advisory and servicing fees	120	156	270	715
Service fees on deposit accounts	300	289	884	871
Mastercard transaction	-	-	309	-
Legal settlement	-	-	100	-
Gains on sales and calls of investment securities	-	-	5	-
Gain on sale of other real estate owned	-	183	-	185
Bank owned life insurance income	98	106	311	309
Other income	154	26	294	75
	672	760	2,173	2,155
Non-interest expenses:
Salaries and employee benefits	2,319	2,713	7,752	7,874
Occupancy	611	688	1,809	1,829
Depreciation and amortization	342	347	1,007	1,036
Legal	249	166	720	438
Writedown/ loss on sale of other real estate owned	559	-	1,615	-
Other real estate	163	3	505	23
Advertising	75	141	353	385
Data processing	214	172	620	486
Insurance	149	106	401	293
Professional fees	315	129	558	379
Regulatory assessments and costs	151	45	381	132
Taxes, other	207	204	719	618
Other expenses	654	774	2,077	2,273
	6,008	5,488	18,517	15,766

Income (loss) before provision for income tax (benefit) expense	2,239	1,794	(398)	7,843
Provision (benefit) for income taxes	706	558	(342)	2,535

Net income (loss)	$1,533	$1,236	$(56)	$5,308

Net income (loss) per share:
Basic	$0.14	$0.12	$(0.01)	$0.51
Diluted	$0.14	$0.12	$(0.01)	$0.50

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except share data)
                (unaudited)

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

Balance January 1, 2008		$ 107	$ 75,321	$ 8,927	$ (2,993)	$ (1,165)	$ 270	$ 80,467
Total other comprehensive loss, net of taxes of $(1,099)	$ (2,133)	–	–	–	–	–	(2,133)	(2,133)
Net loss	(56)	–	–	(56)	–	–	–	(56)
Total comprehensive loss	$ (2,189)

Stock based compensation		–	94	–	–	–	–	94
Options exercised (294,042 shares)		3	882	–	–	–	–	885

Balance September 30, 2008		$ 110	$ 76,297	$ 8,871	$ (2,993)	$ (1,165)	$ (1,863)	$ 79,257

	Comprehensive Income		Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income/(Loss)		Total Shareholders’ Equity

Balance January 1, 2007			$ 97	$ 63,342	$ 13,511	$ (1,688)	$ (810)	$ 282		$ 74,734
Total other comprehensive loss, net of taxes of $(254)	$ (494)		–	–	–	–	–	(494)		(494)
Net income	5,308		–	–	5,308	–	–	–		5,308
Total comprehensive income	$ 4,814
Stock based compensation		–		–	–	–	–
Stock based compensation			–	92	–	–	–	–	–	92
Stock dividend (974,441 shares)			10	11,459	(11,469)	–	–	–		–
Options exercised (15,067 shares)			–	37	–	–	–	–		37
Purchase of treasury shares (140,700 shares)			–	–	–	(1,305)	–	–		(1,305)

Balance September 30, 2007			$ 107	$ 74,930	$ 7,350	$ (2,993)	$ (810)	$ (212)		$ 78,372

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
Dollars in thousands
(unaudited)
	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(56)	$5,308
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	5,898	1,425
Writedown/ loss (gain) on sale of other real estate owned	1,615	(185)
Depreciation and amortization	1,007	1,036
Stock based compensation	94	92
Gains on sales and calls of investment securities	(5)	-
Amortization of discounts on investment securities	(168)	(127)
Increase in value of bank owned life insurance	(311)	(309)
Increase in accrued interest receivable and other assets	(627)	(1,061)
Decrease in accrued interest payable and other liabilities	(2,382)	(1,326)
Net cash provided by operating activities	5,065	4,853
Cash flows from investing activities:
Purchase of securities:
Available for sale	(16,366)	(4,644)
Proceeds from maturities and calls of securities:
Held to maturity	79	52
Available for sale	10,621	25,523
Purchase of FHLB stock	(43)	(3,667)
Net decrease (increase) in loans	21,514	(50,406)
Net proceeds from sale of other real estate owned	14,870	715
Premises and equipment expenditures	(4,130)	(6,334)
Net cash provided by (used in) investing activities	26,545	(38,761)
Cash flows from financing activities:
Net proceeds from exercise of stock options	885	37
Purchase of treasury shares	-	(1,305)
Net decrease in demand, money market and savings deposits	(7,705)	(26,640)
Net (decrease) increase in short term borrowings	(32,751)	8,712
Increase in other borrowings	25,000	-
Issuance of subordinated debt	11,135	5,155
Net increase (decrease) in time deposits	(43,663)	41,756
Net cash (used in) provided by financing activities	(47,099)	27,715
Decrease in cash and cash equivalents	(15,489)	(6,193)
Cash and cash equivalents, beginning of period	73,225	83,127
Cash and cash equivalents, end of period	$57,736	$76,934
Supplemental disclosure:
Interest paid	$20,716	$29,984
Taxes paid	$400	$2,625
Non-monetary transfers from loans to other real estate owned	$21,384	$-

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

In third quarter 2008, BSC Services Corp. (“BSC”), a subsidiary of First Bank of Delaware, which was formerly a subsidiary of the Company, discontinued its operations.  BSC had provided data processing, accounting, human resources and compliance staffing to Republic.  Staff members previously employed through BSC are now employed directly by Republic.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, other community banks, thrift institutions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

The Company and Republic are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiary for adherence to laws and regulations. As a consequence of such regulations and periodic examinations, the cost of doing business may be affected.

Note 2:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial  information  and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, other than temporary impairment of investment securities and the realization of deferred tax assets. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Because these estimates are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, these estimates could differ materially in the near term.  In estimating the carrying values of other real estate owned, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell.  In estimating other than temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others.  Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Share-Based Compensation:

At September 30, 2008, the Company maintains a Stock Option Plan and Restricted Stock Plan (the “Plan”) under which the Company grants options to its employees and directors.  No restricted stock awards have been made.  Under terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are reserved for awards.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.  The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In

2008 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 24.98% to 34.52%; a risk-free interest rate of 3.08% to 3.69% and an expected life of 7.0 years.  In 2007 the following assumptions were utilized; a dividend yield of 0%; expected volatility of 25.24%; a risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  12,000 shares vested in the first nine months of 2008.  Expense is recognized ratably over the period required to vest.  There were 105,050 unvested options at January 1, 2008 with a fair value of $486,885 with $346,012 of that amount remaining to be recognized as expense.  At September 30, 2008, there were 170,550 unvested options with a fair value of $594,137 with $383,590 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 435,472 options outstanding was $670,680, while the intrinsic value of the 264,922 exercisable (vested) was $488,327. During the first nine months of 2008, 27,500 nonvested options were forfeited, with a weighted average grant fair value of $126,750.

A summary of the status of the Company’s stock options under the Plan as of September 30, 2008 and 2007 and changes during the nine months ended September 30, 2008 and 2007 are presented below:

	For the Nine Months Ended September 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	737,841	$6.39	661,449	$5.55
Granted	105,000	6.62	99,000	11.77
Exercised	(294,042)	(3.01)	(15,067)	(2.42)
Forfeited	(113,327)	(8.90)	(6,050)	(12.14)
Outstanding, end of period	435,472	8.07	739,332	6.39
Options exercisable at period-end	264,922	7.47	634,282	5.50

Weighted average fair value of options granted during the period		$2.47		$4.61

	For the Nine Months Ended September 30,
	2008	2007
Number of options exercised	294,042	15,067
Cash received	$884,615	$36,413
Intrinsic value	862,833	115,589
Tax benefit	301,992	40,456

The following table summarizes information about options outstanding under the Plan as of September 30, 2008.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$ 1.81	23,851	2.3	$1.81	23,851	$1.81
$ 2.77 to $3.96	12,813	1.9	3.48	12,813	3.48
$ 5.94 to $8.30	200,313	7.2	6.40	110,313	6.25
$ 9.94 to $12.14	198,495	7.3	10.81	117,945	10.41
	435,472		$8.07	264,922	$7.47

	For the Nine Months Ended,
	September 30, 2008
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	105,050	$4.64
Granted	105,000	2.47
Vested	(12,000)	(2.04)
Forfeited	(27,500)	(4.61)
Nonvested at end of period	170,550	$3.48

During the three months ended September 30, 2008, $19,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the nine months ended September 30, 2008, $94,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan. During the three months ended September 30, 2007, $33,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the nine months ended September 30, 2007, $92,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.

 Note 3:  Reclassifications

None

Note 4:  Recent Accounting Pronouncements

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Note 6:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial and consumer loan and deposit activities of Republic, primarily in the area surrounding its branches.

Note 7:  Earnings Per Share:
    Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible securities related to the trust preferred securities issuance in June 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to net income.  That amounted to $150,000 in third quarter 2008.  Those securities were not outstanding in 2007. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At September 30, 2008, there were 198,495 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price. At September 30, 2007, there were 264,842 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  The following tables are a comparison of EPS for the three months ended September 30, 2008 and 2007.  EPS has been restated for a stock dividend paid on April 17, 2007.

Three months ended September 30,	2008		2007

Net Income	$1,533,000		$1,236,000
		Per		Per
Weighted average shares	Shares	Share	Shares	Share
for period	10,581,435		10,344,662
Basic EPS		$0.14		$0.12
Add common stock equivalents representing dilutive stock options	1,728,926		253,557
Effect on basic EPS of dilutive CSE		$-		$-
Equals total weighted average
shares and CSE (diluted)	12,310,361		10,598,219
Diluted EPS		$0.14		$0.12

The following tables are a comparison of EPS for the nine months ended September 30, 2008 and 2007.  EPS has been restated for a stock dividend paid on April 17, 2007.

Nine months ended September 30,	2008		2007

Net Income	$(56,000)		$5,308,000
		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period	10,463,331		10,413,044
Basic EPS		$(0.01)		$0.51
Add common stock equivalents representing dilutive stock options	766,725		284,577
Effect on basic EPS of dilutive CSE		$-		$(0.01)
Equals total weighted average
shares and CSE (diluted)	11,230,056		10,697,621
Diluted EPS		$(0.01)		$0.50

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

The Company’s investment securities classified as available for sale were accounted for at fair values as of September 30, 2008 by level within the fair value hierarchy as follows: Quoted Prices in Active Markets for Identical Assets (Level 1) $75.6 million; Significant Other Observable Inputs (Level 2) $3.9 million; Significant Unobservable Inputs (Level 3) $6.8 million.   The Level 3 investment securities classified as available for sale are comprised of various issues of bank pooled trust preferred securities with a fair value of $6.8 million at September 30, 2008.  These were classified as Level 2 investment securities available for sale at June 30, 2008.  Bank pooled trust preferred consists of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The securities are performing according to terms, however the secondary market for such securities has become inactive, and such securities are therefore classified as Level 3 securities.  The resulting fair value analysis was based on a cash flow analysis of comparably rated securities.  At June 30, 2008, the fair value of these securities was $7.9 million.  The Company’s other real estate owned was accounted for at fair values as of September 30, 2008 as follows:  Significant Unobservable Inputs (Level 3) $8.6 million.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

      The following table is an analysis of the change in Other Real Estate Owned for the nine months ended September 30, 2008.

Dollars in millions
2008
Balance at January 1,	$3.7
Additions, net	21.4
Sales	(14.9)
Writedowns/losses on sales	(1.6)
Balance at September 30,	$8.6

Note 9:  Convertible Trust Preferred Securities

The Company caused the issuance of $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II ($7.8 million) and Harry D. Madonna ($3.0 million), Chairman, President and Chief Executive Officer of the Company.
The trust preferred securities and related subordinated debentures pay interest at an annual rate of 8.0%, have a conversion price of $6.50, and are convertible into 1.7 million shares of common stock.  The trust preferred securities have a term of 30 years and will be callable after the fifth year.  The securities will be convertible into common shares anytime after June 30, 2009 at the option of the purchaser and under certain conditions prior to June 30, 2009.  The issuer will also retain certain option conversion triggers after the fifth year.
Republic First Capital Trust IV (“RFCT”), which issued the securities, holds, as its sole asset, the subordinated debentures issued by the Company in June 2008.  The common securities of RFCT are held by the Company.  The Company does not consolidate the RFCTs.  The non-consolidation results in the investment in the common securities of the RFCT to be included in other assets with a corresponding increase in outstanding debt of $335,000 at September 30, 2008, which represents the subordinated debentures supporting the common securities.

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

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in:  general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws and regulations.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as other filings.

Financial Condition:

September 30, 2008 Compared to December 31, 2007

     Assets decreased $51.6 million to $964.7 million at September 30, 2008, versus $1.0 billion at December 31, 2007. This decrease reflected a $48.8 million decrease in loans receivable and a $15.5 million decrease in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy focuses on small and medium size businesses and professionals that seek highly personalized banking services. Gross loans decreased $50.5 million, to $771.1 million at September 30, 2008, versus $821.5 million at December 31, 2007, as the Company adopted a defensive balance sheet strategy as a result of the economic downturn.  Substantially all of the decrease resulted from commercial and construction loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to the legal lending limit of approximately $15.0 million at September 30, 2008. Individual customers may have several loans that are secured by different collateral, which in total are subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government debt securities, U.S. Government agency issued mortgage-backed securities, municipal securities, and debt securities which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $86.3 million at September 30, 2008, compared to $83.7 million at year-end 2007. The increase reflected purchases of mortgage backed securities partially offset by sales of selected municipal securities. At September 30, 2008 and December 31, 2007, the portfolio had net unrealized losses of $2.8 million and net realized gains of $409,000, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At September 30, 2008, securities held to maturity totaled $203,000, compared to $282,000 at year-end 2007.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At September 30, 2008, FHLB stock totaled $6.3 million, an increase of $43,000 from $6.2 million at December 31, 2007.

Republic is also required to maintain ACBB stock as a condition of a rarely used contingency line of credit.  At September 30, 2008 and December 31, 2007, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $15.5 million, to $57.7 million at September 30, 2008, from $73.2 million at December 31, 2007, primarily reflecting a decrease in federal funds sold.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $14.4 million at September 30, 2008, compared to $11.3 million at December 31, 2007, reflecting primarily branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $8.6 million at September 30, 2008 compared to $3.7 million at December 31, 2007, primarily reflecting transfers from loans of $21.4 million, partially offset by net proceeds from sales of $14.9 million and $1.6 million in property writedowns and losses on sales.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $12.0 million at September 30, 2008 and $11.7 million at December 31, 2007. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $2.6 million to $10.6 million at September 30, 2008, from $8.0 million at December 31, 2007, principally resulting from an increase of $1.1 million in deferred tax assets related to net unrealized losses on investment securities, $704,000 in short term receivables collected in the fourth quarter of 2008, and $737,000 in prepaid expenses.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.  Total deposits decreased by $51.4 million to $729.5 million at September 30, 2008 from $780.9 million at December 31, 2007.  Average transaction account balances decreased 5.9% or $21.5 million less than the prior year period to $343.6 million in the third quarter of 2008. Period end time deposits decreased $43.7 million, or 10.3% to $379.3 million at September 30, 2008, versus $422.9 million at the prior year-end.  The decrease reflected intentional reductions of higher cost deposits.

FHLB Borrowings and Overnight Advances:

FHLB borrowings and overnight advances are used to supplement deposit generation.   Republic had $25.0 million in term borrowings at September 30, 2008 versus $0 at December 31, 2007.  The term borrowings have maturities of less than two years.  Republic had total short-term borrowings (overnight) of $100.7 million at September 30, 2008 versus $133.4 million at the prior year-end, which consisted primarily of FHLB overnight borrowings.

Subordinated Debt:

Subordinated debt amounted to $22.5 million at September 30, 2008, compared to $11.3 million at December 31, 2007, as a result of an $11.1 million issuance of convertible trust preferred securities in June 2008 at a rate of 8% and the issuance of subordinated debentures to support the trust securities.  The securities have a conversion price of $6.50 and are convertible into 1.7 million shares of common stock.  The trust preferred securities have a term of 30 years and will be callable after the fifth year.  The securities will be convertible into common shares anytime after June 30, 2009 at the option of the purchaser and under certain conditions prior to June 30, 2009.  The issuer will also retain certain optional conversion triggers after the fifth year.

Shareholders’ Equity:

Total shareholders’ equity decreased $1.2 million to $79.3 million at September 30, 2008, versus $80.5 million at December 31, 2007.   This decrease was primarily the result of fluctuations in the estimated market value of securities of $2.1 million, partially offset by net proceeds from exercise of stock options of $885,000.

Three Months Ended September 30, 2008 compared to September 30, 2007
Results of Operations:

Overview

The Company's net income increased to $1.5 million or $0.14 per diluted share for the three months ended September 30, 2008, compared to $1.2 million, or $0.12 per diluted share for the comparable prior year period.  There was a $4.1 million, or 23.4%, decrease in total interest income, reflecting a 142 basis point decrease in the yield on average loans outstanding as well as a 7.4% decrease in average loans outstanding while interest expense decreased $4.0 million, reflecting a 175 basis point decrease in the rate on average interest-bearing deposits outstanding and a 211 basis point decrease in the rate on average borrowings outstanding.   Accordingly, net interest income decreased $186,000 between the periods.  The provision for loan losses in the third quarter of 2008 decreased to $43,000, compared to $1.3 million in the third quarter of 2007 reflecting an increase in non accrual loans in third quarter 2007.  Non-interest income decreased $88,000 to $672,000 in third quarter 2008 compared to $760,000 in third quarter 2007. Non-interest expenses increased $520,000 to $6.0 million compared to $5.5 million in the third quarter of 2007, primarily due to a $719,000 increase in other real estate owned expenses. Return on average assets and average equity of 0.65% and 7.76% respectively, in the third quarter of 2008 compared to 0.50% and 6.29% respectively for the same period in 2007.

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

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$8,568	$45	2.09%	$10,817	$139	5.10%
Securities (2)	92,525	1,334	5.77%	89,042	1,399	6.28%
Loans receivable	775,642	12,208	6.26%	837,417	16,209	7.68%
Total interest-earning assets	876,735	13,587	6.17%	937,276	17,747	7.51%

Other assets	57,371			40,513

Total assets	$934,106			$977,789

Interest-bearing liabilities:
Demand-non interest
bearing	$71,990			$80,646
Demand interest-bearing	31,090	$68	0.87%	35,009	$109	1.24%
Money market & savings	240,554	1,625	2.69%	249,450	2,816	4.48%
Time deposits	381,820	3,216	3.35%	358,192	4,750	5.26%
Total deposits	725,454	4,909	2.69%	723,297	7,675	4.21%
Total interest-bearing
deposits	653,464	4,909	2.99%	642,651	7,675	4.74%

Other borrowings (1)	122,709	1,005	3.26%	162,268	2,198	5.37%

Total interest-bearing
liabilities	$776,173	$5,914	3.03%	$804,919	$9,873	4.87%
Total deposits and
other borrowings	848,163	5,914	2.77%	885,565	9,873	4.42%

Non interest-bearing
liabilites	7,393			14,266
Shareholders' equity	78,550			77,958
Total liabilities and
shareholders' equity	$934,106			$977,789

Net interest income		$7,673			$7,874
Net interest spread			3.14%			2.64%

Net interest margin			3.48%			3.33%

(1) Includes term borrowings and subordinated debentures supporting trust preferred securities
(2) On a tax equivalent basis. FTE income adjustment: 2008 $161; 2007 $201

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table
	Three months ended September 30, 2008
	versus September 30, 2007
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(12)	$(82)	$(94)
Securities (tax equivalent basis)	51	(116)	(65)
Loans	(975)	(3,026)	(4,001)
Total interest-earning assets	(936)	(3,224)	(4,160)

Interest expense of deposits
Interest-bearing demand deposits	9	32	41
Money market and savings	60	1,131	1,191
Time deposits	(200)	1,734	1,534
Total deposit interest expense	(131)	2,897	2,766
Other borrowings	325	868	1,193
Total interest expense	194	3,765	3,959
Net interest income	$(742)	$541	$(201)

The Company’s tax equivalent net interest margin increased 15 basis points to 3.48% for the three months ended September 30, 2008, versus 3.33% in the prior year comparable period.  The increased net interest margin reflected reduced funding costs which had been abnormally high in relation to historical spreads to the prime rate and the impact of maturing higher rate certificates of deposit.

While yields on interest-bearing assets decreased 134 basis points to 6.17% in third quarter 2008 from 7.51% in third quarter 2007, the yield on total deposits and other borrowings decreased 165 basis points to 2.77% from 4.42% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to the repricing of assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $201,000, or 2.6%, to $7.7 million for the three months ended September 30, 2008, from $7.9 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income reflected a decrease in average interest earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits. Average interest-earning assets amounted to $876.7 million for third quarter 2008 and $937.3 million for third quarter 2007.  The $60.5 million decrease resulted primarily from a reduction in loans as the Company adopted a defensive balance sheet strategy as a result of the economic downturn.

The Company’s total tax equivalent interest income decreased $4.2 million, or 23.4%, to $13.6 million for the three months ended September 30, 2008, from $17.7 million for the prior year comparable period.  Interest and fees on loans decreased $4.0 million, or 24.7%, to $12.2 million for the three months ended September 30, 2008, from $16.2 million for the prior year comparable period.  The decrease was due primarily to the 142 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve as well as a $61.8 million, or 7.4%, decrease in average loans outstanding to $775.6 million from $837.4 million.  Interest and dividends on investment securities decreased $65,000, or 4.6%, to $1.3 million for the three months ended September 30, 2008, from $1.4 million for the prior year comparable period.  This decrease was due primarily to the 51 basis point decline in the yield on securities which was partially offset by an increase in average securities outstanding of $3.5 million, or 3.9%, to $92.5 million from $89.0 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $94,000, or 67.6%, primarily reflecting decreases in short-term interest rates.

The Company's total interest expense decreased $4.0 million, or 40.1%, to $5.9 million for the three months ended September 30, 2008, from $9.9 million for the prior year comparable period. Interest-bearing liabilities averaged $776.2 million for the three months ended September 30, 2008, versus $804.9 million for the prior year comparable period, or a decrease of $28.7 million. The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets. Average deposit balances increased $2.2 million while there was a $39.6 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 184 basis points to 3.03% for the three months ended September 30, 2008. Interest expense on time deposit balances decreased $1.5 million to $3.2 million in third quarter 2008, from $4.8 million in the comparable prior year period, reflecting lower rates which more than offset the impact of higher average balances.  Money market and savings interest expense decreased $1.2 million to $1.6 million in third quarter 2008, from $2.8 million in the comparable prior year period. The decrease in interest expense on deposits primarily reflected the impact of the lower short-term interest rate environment. Accordingly, rates on total interest-bearing deposits decreased 175 basis points in third quarter 2008 compared to third quarter 2007.

Interest expense on other borrowings decreased $1.2 million to $1.0 million in third quarter 2008, from $2.2 million in the comparable prior year period, also as a result of the lower short-term interest rate environment. In addition, average other borrowings, primarily overnight FHLB borrowings, decreased $39.6 million, or 24.4%, between those respective periods. Rates on overnight borrowings reflected the lower short-term interest rate environment as the rate of other borrowings decreased to 3.26% in third quarter 2008, from 5.37% in the comparable prior year period. Interest expense on other borrowings also includes the interest on average balances of $25.0 million of FHLB term borrowings and $22.5 million of subordinated debentures supporting trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $43,000 in third quarter 2008 compared to $1.3 million in third quarter 2007.  The decrease from third quarter 2007 reflected the increase in non accrual loans in 2007.  In addition, the provision in both periods reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income decreased $88,000 to $672,000 for third quarter 2008 compared to $760,000 for the three months ended September 30, 2007, primarily due to the impact of a $183,000 gain on the sale of other real estate owned property in third quarter 2007 which was partially offset by a $128,000 increase in other income in 2008.  In addition, loan advisory and servicing fees decreased

 $36,000, or 23.1%, to $120,000 in third quarter 2008, compared to third quarter 2007 due to lower prepayment fee income.  Service fees on deposit accounts increased $11,000, or 3.8%, to $300,000 in third quarter 2008, versus $289,000 for the comparable prior year period.
Non-Interest Expenses

Total non-interest expenses increased $520,000 or 9.5% to $6.0 million for the three months ended September 30, 2008, from $5.5 million for the prior year comparable period. Salaries and employee benefits decreased $394,000 or 14.5%, to $2.3 million for the three months ended September 30, 2008, from $2.7 million for the prior year comparable period. That decrease reflected reduced staff levels in third quarter 2008 due to attrition.  New staff is being added.

Occupancy expense decreased $77,000, or 11.2%, to $611,000 in third quarter 2008, compared to $688,000 in third quarter 2007, resulting from headquarters and branch relocations in 2007.

Depreciation expense decreased $5,000 or 1.4% to $342,000 for the three months ended September 30, 2008, versus $347,000 for the prior year comparable period.

Legal fees increased $83,000, or 50.0%, to $249,000 in third quarter 2008, compared to $166,000 in third quarter 2007, resulting from increased fees on a number of different matters.

Other real estate expenses increased $719,000 to $722,000 for the three months ended September 30, 2008 compared to $3,000 for the third quarter 2007 due to $559,000 in losses on property sales and $163,000 in third quarter 2008 property maintenance expenses.

Advertising expense decreased $66,000, or 46.8%, to $75,000 in third quarter 2008, compared to $141,000 in third quarter 2007, due to decreases in print advertising.

Data processing expense increased $42,000, or 24.4%, to $214,000 in third quarter 2008, compared to $172,000 in third quarter 2007, primarily due to system enhancements.

Insurance expense increased $43,000, or 40.6%, to $149,000 in third quarter 2008, compared to $106,000 in third quarter 2007, resulting primarily from higher rates.

Professional fees increased $186,000, or 144.2%, to $315,000 in third quarter 2008, compared to $129,000 in third quarter 2007, resulting primarily from increased consulting fees.

Regulatory assessments and costs increased $106,000 or 235.6% to $151,000 in third quarter 2008, compared to $45,000 in third quarter 2007, resulting primarily from increases in statutory FDIC insurance rates.

Taxes, other increased $3,000, or 1.5%, to $207,000 for the three months ended September 30, 2008, versus $204,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax which is assessed at an amount of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital. This increase was offset by a reduction in Pennsylvania sales taxes recorded in third quarter 2008.

 Other expenses decreased $120,000, or 15.5% to $654,000 for the three months ended September 30, 2008, from $774,000 for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes increased $148,000 to $706,000 for the three months ended September 30, 2008, from $558,000 for the prior year comparable period. That reduction was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 32% and 31% respectively.

Nine Months Ended September 30, 2008 compared to September 30, 2007
Results of Operations:

Overview

The Company's net income decreased to a $56,000 loss or $(0.01) per diluted share for the nine months ended September 30, 2008, compared to $5.3 million, or $0.50 per diluted share for the comparable prior year period.  There was a $10.3 million, or 19.8%, decrease in total interest income, reflecting a 136 basis point decrease in the yield on average loans outstanding as well as a 4.0% decrease in average interest earning assets.  Interest expense decreased $9.2 million, reflecting a 131 basis point decrease in the rate on average interest-bearing deposits outstanding and a 222 basis point decrease in the rate on average borrowings outstanding.  Accordingly net interest income decreased $1.0 million between the periods.  The provision for loan losses in the first nine months of 2008 increased $4.5 million to $5.9 million, compared to $1.4 million in the first nine months of 2007, reflecting additional reserves on certain loans.  Non-interest income increased $18,000 to $2.2 million in first nine months of 2008 compared to $2.2 million in first nine months of 2007.  Non-interest expenses increased $2.8 million to $18.5 million in first nine months of 2008 compared to $15.8 million in the first nine months of 2007, primarily due to $1.6 million in writedowns of other real estate owned, an increase of $482,000 in other real estate expenses related to property maintenance, an increase of $282,000 in legal expenses, and an increase of $249,000 in regulatory assessments and costs. Return on average assets and average equity of (0.01)% and (0.09)% respectively, in the first nine months of 2008 compared to 0.73% and 9.21% respectively for the same period in 2007.

Analysis of Net Interest Income

Historically, the Company's earnings have depended significantly upon net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is impacted by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities.  Yields are adjusted for tax equivalency for tax exempt municipal securities income in the first nine months of 2008 and 2007.

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
Interest-earning assets:
		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold
and other interest-
earning assets	$10,478	$199	2.54%	$14,424	$543	5.03%
Securities (2)	87,506	3,814	5.81%	98,571	4,436	6.00%
Loans receivable	796,782	37,821	6.34%	819,243	47,166	7.70%
Total interest-earning assets	894,766	41,834	6.25%	932,238	52,145	7.48%

Other assets	51,915			39,029

Total assets	$946,681			$971,267

Interest-bearing liabilities:
Demand-non interest
bearing	$76,487			$78,502
Demand interest-bearing	34,760	$283	1.09%	39,766	$327	1.10%
Money market & savings	219,877	4,663	2.83%	275,249	9,370	4.55%
Time deposits	402,235	11,825	3.93%	347,292	13,671	5.26%
Total deposits	733,359	16,771	3.05%	740,809	23,368	4.22%
Total interest-bearing
deposits	656,872	16,771	3.41%	662,307	23,368	4.72%

Other borrowings (1)	125,140	3,046	3.25%	139,188	5,694	5.47%

Total interest-bearing
liabilities	$782,012	$19,817	3.38%	$801,495	$29,062	4.85%
Total deposits and
other borrowings	858,499	19,817	3.08%	879,997	29,062	4.42%

Non interest-bearing
liabilites	8,955			14,184
Shareholders' equity	79,227			77,086
Total liabilities and
shareholders' equity	$946,681			$971,267

Net interest income		$22,017			$23,083
Net interest spread			2.87%			2.63%

Net interest margin			3.29%			3.31%

(1) Includes term borrowings and subordinated debentures supporting trust preferred securities
(2) On a tax equivalent basis. FTE adjustment: 2008 $499; 2007 $584

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates during the period. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

Rate/Volume Table

	Nine months ended September 30, 2008
	versus September 30, 2007
	(dollars in thousands)
	Due to change in:
	Volume	Rate	Total
Interest earned on:

Federal funds sold	$(75)	$(269)	$(344)
Securities (tax equivalent basis)	(483)	(139)	(622)
Loans	(1,069)	(8,276)	(9,345)
Total interest-earning assets	(1,627)	(8,684)	(10,311)

Interest expense of deposits
Interest-bearing demand deposits	41	3	44
Money market and savings	1,178	3,529	4,707
Time deposits	(1,620)	3,466	1,846
Total deposit interest expense	(401)	6,998	6,597
Other borrowings	343	2,305	2,648
Total interest expense	(58)	9,303	9,245
Net interest income	$(1,685)	$619	$(1,066)

The Company’s tax equivalent net interest margin decreased 2 basis points to 3.29% for the nine months ended September 30, 2008, versus 3.31% in the prior year comparable period.

While yields on interest-bearing assets decreased 123 basis points to 6.25% in the first nine months of 2008 from 7.48% in the prior year comparable period, the rate on total deposits and other borrowings decreased 134 basis points to 3.08% from 4.42% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was due primarily to the repricing of assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $1.1 million, or 4.6%, to $22.0 million for the nine months ended September 30, 2008, from $23.1 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits.  Average interest earning assets amounted to $894.8 million for the first nine months of 2008 and $932.2 million for the comparable prior year period.  The $37.5 million decrease resulted from reductions in loans, securities, and federal funds sold.

The Company’s total tax equivalent interest income decreased $10.3 million, or 19.8%, to $41.8 million for the nine months ended September 30, 2008, from $52.1 million for the prior year comparable period.  Interest and fees on loans decreased $9.3 million, or 19.8%, to $37.8 million for the nine months ended September 30, 2008, from $47.2 million for the prior year comparable period.  The decrease was due primarily to the 136 basis point decline in the yield on loans resulting primarily from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve as well as a $22.5 million, or 2.7%, decrease in average loans outstanding to $796.8 million from $819.2 million.  Interest and dividends on investment securities decreased $622,000, or 14.0%, to $3.8 million for the first nine months ended September 30, 2008, from $4.4 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $11.1 million, or 11.2%, to $87.5 million from $98.6 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $344,000, or 63.4%, reflecting decreases in short- term interest rates and a $3.9 million decrease in average balances to $10.5 million for the first nine months of 2008 from $14.4 million for the comparable prior year period.

The Company’s total interest expense decreased $9.2 million, or 31.8%, to $19.8 million for the nine months ended September 30, 2008, from $29.1 million for the prior year comparable period.  Interest- bearing liabilities averaged $782.0 million for the nine months ended September 30, 2008, versus $801.5 million for the prior year comparable period, or a decrease of $19.5 million.  The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets.  Average deposit balances decreased $7.5 million while there was a $14.0 million decrease in average other borrowings.  The average rate paid on interest- bearing liabilities decreased 147 basis points to 3.38% for the nine months ended September 30, 2008.  Interest expense on time deposit balances decreased $1.8 million to $11.8 million in the first nine months of 2008 from $13.7 million in the comparable prior year period, reflecting lower rates which more than offset the impact of higher average balances.  Money market and savings interest expense decreased $4.7 million to $4.7 million in the first nine months of 2008, from $9.4 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short- term interest rate environment as well as lower average balances.  Accordingly, rates on total interest- bearing deposits decreased 131 basis points in the first nine months of 2008 compared to the comparable prior year period.

      Interest expense on other borrowings decreased $2.6 million to $3.0 million in the first nine months of 2008, reflecting the lower short- term interest rate environment and lower average balances.  Average other borrowings, primarily overnight FHLB borrowings, decreased $14.0 million, or 10.1%, between the respective periods.  Rates on overnight borrowings reflected the lower short- term interest rate environment as the rate of other borrowings decreased to 3.25% in the first nine months of 2008, from 5.47% in the comparable prior year period.  Interest expense on other borrowings also includes the interest on average balances of $15.9 million of subordinated debentures supporting trust preferred securities and $10.7 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $5.9 million in the first nine months of 2008 compared to $1.4 million for the comparable prior year period.  The provision for the first nine months of 2008 reflected $5.7 million of charges to increase reserves on specific loans primarily comprised of the following. A $1.3 million charge was taken on a New Jersey residential development shore property, notwithstanding higher appraisals, and reflected the most up to date potential buyer indications.  A $600,000 charge was taken on a residential development property in New Jersey, also proximate to the shore, based upon the same factors.  A $1.7 million charge was taken for a borrower with loans secured by multiple commercial properties which, notwithstanding higher appraisals, was based on the most current efforts to market the properties.  A $1.3 million charge was taken on a suburban Philadelphia residential development property, notwithstanding higher appraisals, based on the most recent potential buyer indications.  A $450,000 charge was taken on a Philadelphia city residential development, based on the most recent realtor indications.  In each case the charges were based on a more rapid disposition than initially planned.

  The comparable 2007 provision reflected $952,000 for loan transferred to non accrual status in third quarter 2007 and $546,000 for increases in reserves on certain loans due to a downturn in the housing market which was partially offset by $256,000 for recoveries on tax refund loans.  The remaining provision in 2007 also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income increased $18,000 to $2.2 million for the first nine months of 2008 compared to $2.2 million for the comparable prior year period, primarily due to a one- time Mastercard transaction of $309,000, $219,000 in other miscellaneous items, and a $100,000 legal settlement partially offset by a decrease of $445,000 in the first nine months of 2008 related to loan advisory and servicing fees and $185,000 in gains on the sale of OREO properties in 2007.  The decrease in loan advisory and servicing fees resulted from lower advisory and prepayment fee income, primarily due to volume.

Non-Interest Expenses

Total non-interest expenses increased $2.8 million or 17.4% to $18.5 million for the nine months ended September 30, 2008, from $15.8 million for the prior year comparable period. Salaries and employee benefits decreased $122,000 or 1.5%, to $7.8 million for the nine months ended September 30, 2008, from $7.9 million for the prior year comparable period. That decrease reflected a reduction in salary expense of $641,000 as staff levels declined in 2008 due to attrition.  New staff is being added.  The decrease was partially offset by a decrease in salary deferrals of $426,000 based on lower loan originations.

Occupancy expense decreased $20,000, or 1.1%, to $1.8 million in the first nine months of 2008, compared to $1.8 million for the comparable prior year period.

Depreciation expense decreased $29,000 or 2.8% to $1.0 million for the nine months ended September 30, 2008, versus $1.0 million for the prior year comparable period.

Legal fees increased $282,000, or 64.4%, to $720,000 in the first nine months of 2008, compared to $438,000 for the comparable prior year period, resulting from increased fees on a number of different matters.

Other real estate increased $2.1 million for the nine months ended September 30, 2008 compared to $23,000 for the comparable prior year period due to $1.6 million in property writedowns and losses on sales and $505,000 in property maintenance expenses.

Advertising expense decreased $32,000, or 8.3%, to $353,000 in the first nine months of 2008, compared to $385,000 for the comparable prior year period.

Data processing expense increased $134,000, or 27.6%, to $620,000 in the first nine months of 2008, compared to $486,000 for the comparable prior year period, primarily due to system enhancements.

Insurance expense increased $108,000, or 36.9%, to $401,000 in the first nine months of 2008, compared to $293,000 for the comparable prior year period, resulting primarily from higher rates.

Professional fees increased $179,000, or 47.2%, to $558,000 in the first nine months of 2008, compared to $379,000 for the comparable prior year period, resulting primarily from increased consulting fees.

Regulatory assessments and costs increased $249,000, or 188.6%, to $381,000 for the nine months ended September 30, 2008, from $132,000 for the comparable prior year period, resulting primarily from increases in statutory FDIC insurance rates.

Taxes, other increased $101,000, or 16.3%, to $719,000 for the nine months ended September 30, 2008, versus $618,000 for the comparable prior year period.  The increase reflected an increase in Pennsylvania shares tax, which is assessed at an annual rate of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

 Other expenses decreased $196,000, or 8.6% to $2.1 million for the nine months ended September 30, 2008, from $2.3 million for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $2.9 million, to a $342,000 benefit for the nine months ended September 30, 2008, from $2.5 million for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were an 86% benefit and 32% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $100.8 million and $160.2 million and standby letters of credit of approximately $5.5 million and $4.6 million at September 30, 2008, and December 31, 2007, respectively.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at September 30, 2008, and December 31, 2007:

	Actual		For Capital		To be well
			Adequacy purposes		capitalized under FRB
					capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At September 30, 2008
Total risk based capital
Republic	$97,877	11.71%	$66,871	8.00%	$83,588	10.00%
Company	109,726	13.09%	67,040	8.00%	-	N/A
Tier one risk based capital
Republic	91,070	10.90%	33,435	4.00%	50,153	6.00%
Company	102,919	12.28%	33,520	4.00%	-	N/A
Tier one leveraged capital
Republic	91,070	9.75%	46,698	5.00%	46,698	5.00%
Company	102,919	11.02%	46,705	5.00%	-	N/A

	Actual		For Capital		To be well
			Adequacy purposes		capitalized under FRB
					capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company	99,704	11.01%	72,638	8.00%	-	N/A
Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company	91,196	10.07%	36,319	4.00%	-	N/A
Tier one leveraged capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company	91,196	9.44%	48,294	5.00%	-	N/A

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

Republic’s most liquid assets, consisting of cash due from banks, deposits with banks and federal funds sold, totaled $57.7 million at September 30, 2008, compared to $73.2 million at December 31, 2007, due primarily to a decrease in federal funds sold. Loan maturities and repayments, if not reinvested in loans, also are immediately available for liquidity. At September 30, 2008, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2009. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit with that institution.

Funding requirements have historically been satisfied primarily by generating transaction accounts and certificates of deposit with competitive rates, and utilizing the facilities of the FHLB. At September 30, 2008 Republic had $103.9 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $113.1 million at December 31, 2007. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral. The amount of available credit has been decreasing with the prepayment of mortgage backed loans and securities.

At September 30, 2008, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $106.3 million. Certificates of deposit scheduled to mature in one year totaled $354.7 million at September 30, 2008. There were FHLB advances outstanding of $25.0 million at September 30, 2008 and short-term borrowings of $100.7 million consisted of overnight FHLB borrowings of $80.7 million and uncollateralized overnight advances from PNC Bank of $20.0 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of its interest-earning assets and projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million and was unused at September 30, 2008.  Republic has established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $194.6 million.  As of September 30, 2008, Republic had borrowed $105.7 million under that line of credit. Securities also represent a primary source of liquidity. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances from PNC bank.  As of September 30, 2008, there were $20.0 million of such overnight advances outstanding.

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

Investment Securities Portfolio

At September 30, 2008, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency securities and other investments. The market values of investment securities available for sale were $86.3 million and $83.7 million as of September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008 and December 31, 2007, the portfolio had net unrealized losses of $2.8 million and gains of $409,000, respectively.

 Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No impairment charge was recognized during the nine months ended September 30, 2008 and 2007.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, short-term consumer and other consumer loans. Commercial loans are primarily term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million at September 30, 2008. Individual customers may have several loans often secured by different collateral.

Gross loans decreased $50.5 million, to $771.1 million at September 30, 2008, from $821.5 million at December 31, 2007.

The following table sets forth the Company's gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of September 30, 2008		As of December 31, 2007
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$457,440	59.3%	$476,873	58.1%
Construction and land development	218,018	28.3	228,616	27.8
Non real estate secured	64,262	8.3	77,347	9.4
Non real estate unsecured	4,591	0.6	8,451	1.0
	744,311	96.5	791,287	96.3

Residential real estate	5,722	0.8	5,960	0.7
Consumer & other	21,019	2.7	24,302	3.0
Total loans, net of unearned income	771,052	100.0%	821,549	100.0%

Less: allowance for loan losses	(6,807)		(8,508)

Net loans	$764,245		$813,041

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	September 30, 2008	December 31, 2007
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	7,287	22,280
Total non-performing loans (1)	7,287	22,280
Other real estate owned	8,580	3,681

Total non-performing assets (2)	$15,867	$25,961

Non-performing loans as a percentage of total loans net of unearned
income	0.95%	2.71%
Non-performing assets as a percentage of total assets	1.64%	2.55%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

As discussed under “Provision for Loan Losses” Republic is pursuing more rapid disposition of non performing loans. Accordingly Republic has taken title or control of the majority of such loans which has resulted in their transfer to other real estate owned as follows.

Non accrual-loans decreased $15.0 million, to $7.3 million at September 30, 2008, from $22.3 million at December 31, 2007.   An analysis of 2008 activity is as follows. The $15.0 million decrease reflected $15.8 million of transfers of loans to two customers to other real estate owned after related 2008 charge-offs of $4.2 million and payoffs of $1.3 million.  The resulting decrease was partially offset by the transition of nine loans totaling $6.4 million to non-accrual status.

Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2008, all identified problem loans are included in the preceding table or are internally classified, with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”). Management believes that the appraisals and other estimates of the value of the collateral pledged against the non-accrual loans generally exceed the amount of its outstanding balances.

Non-accrual loans totaled $7.3 million at September 30, 2008, and $22.3 million at December 31, 2007, and the amount of related valuation allowances were $932,000 and $1.6 million, respectively at those dates.  The primary reason for the decrease in non-accrual loans was the aforementioned transfers of loans to other real estate owned and charge-offs. There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At September 30, 2008, compared to December 31, 2007, internally classified accruing loans had decreased to $521,000 from $702,000.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $0 at September 30, 2008 and $3.6 million at December 31, 2007; and (ii) 60 to 89 days past due, at September 30, 2008 and December 31, 2007, in the aggregate principal amount of $3.2 million and $1.6 million, respectively. The decrease in the loans delinquent 30 to 59 days reflects $3.6 million in loans that remain at full accrual status.  The increase in the loans delinquent 60 to 89 days reflects $3.0 million in loans that remain at full accrual status partially offset by a $1.3 million loan transferred to non accrual status in 2008.

Other Real Estate Owned:
The balance of other real estate owned increased to $8.6 million at September 30, 2008 from $3.7 million at December 31, 2007 due to additions from three customers totaling $21.4 million,  sales of  $14.9 million and writedowns on properties of $1.6 million.

At September 30, 2008, the Company had no credit exposure to "highly leveraged transactions" as defined by the Federal Reserve Bank.

Allowance for Loan Losses
An analysis of the allowance for loan losses for the nine months ended September 30, 2008, and 2007, and the twelve months ended December 31, 2007 is as follows:

	For the nine months ended	For the twelve months ended	For the nine months ended
(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Balance at beginning of period…….…..	$8,508	$8,058	$8,058
Charge-offs:
Commercial and construction………….	7,778	1,503	1,028
Tax refund loans……………………….	-	-	-
Consumer ……………………….…….	19	3	2

Total charge-offs	7,797	1,506	1,030
Recoveries:
Commercial and construction………….	119	81	81
Tax refund loans……………………….	77	283	256
Consumer……………………………	2	2	1

Total recoveries…………………...	198	366	338

Net charge-offs……………………….….	7,599	1,140	692
Provision for loan losses………………..	5,898	1,590	1,425

Balance at end of period……………..	$6,807	$8,508	$8,791

Average loans outstanding (1)……. …	$796,782	$820,380	$819,243

As a percent of average loans (1):
Net charge-offs (annualized)……………	1.27%	0.14%	0.11%
Provision for loan losses (annualized)……………..	0.99%	0.19%	0.23%
Allowance for loan losses……….…...	0.85%	1.04%	1.07%
Allowance for loan losses to:
Total loans, net of unearned income at period end…………………………	0.88%	1.04%	1.04%
Total non-performing loans at period end……………………………….	93.41%	38.19%	34.56%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses is appropriate at September 30, 2008. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At September 30, 2008, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $744.3 million, $5.7 million and $21.0 million.

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

(b)  Changes in internal controls.

     There has not been any change in our internal control over financial reporting during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1      Amended and Restated Supplemental Retirement Plan Agreements

10.2      Purchase Agreement

10.3      Registration Rights Agreement

10.4      Consulting Agreement

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

Dated: November 7, 2008