Form 10-K
period 2008-12-31
REPUBLIC FIRST BANCORP INC
filed 2009-03-16
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal year ended December 31, 2008
Commission file number:  000-17007
REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in charter)
Pennsylvania	23-2486815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Suite 2400, Philadelphia, PA	19102
(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (215) 735-4422

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	The Nasdaq Stock Market
(Title of each class)	(Name of each exchange on which registered)

              Securities registered pursuant to Section 12(g) of the Act: None

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
YES   X       NO ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K   [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
YES    _         NO __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008. The aggregate market value of $63,678,171 was based on the last sale price on the Nasdaq Stock Market on June 30, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock $0.01 Par Value	10,631,348
Title of Class	Number of Shares Outstanding as of March 6, 2009

REPUBLIC FIRST BANCORP, INC.

Form 10-K

PART I

Item 1:    Business

Throughout this annual report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the “Company” or as “we.” The Company’s website address is rfbkonline.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the United States Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains “forward-looking statements”, as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  These statements can be identified by reference to a future period or periods or by the use of words such as “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  These forward-looking statements include:

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

The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in:

•	the ability of the Company and Pennsylvania Commerce Bancorp, Inc. to obtain the required approvals for and complete their proposed merger;
•	general economic conditions, including current turmoil in the financial markets and the efforts of government agencies to stabilize the financial system;
•	adverse changes in the Company’s loan portfolio and credit risk-related losses and expenses;
•	changes in interest rates;
•
business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures, and similar items;

•	deposit flows;
•	loan demand;
•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;
•	changes in accounting principles, policies and guidelines;
•	rapidly changing technology;
•	litigation liabilities, including costs, expenses, settlements and judgments; and
•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services.

 Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Factors which could have a material adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this Annual Report on Form 10-K.  Readers should carefully review the risk factors described included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

.
Republic First Bancorp, Inc.

On November 7, 2008, the board of directors of the Company approved a merger agreement under which Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”) will acquire the Company, subject to the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions.  The Company has scheduled a special meeting of shareholders to consider and vote upon the approval of the merger agreement for March 18, 2009, and Pennsylvania Commerce has scheduled a special meeting of its shareholders for March 19, 2009.  Pennsylvania Commerce and the Company have filed a Registration Statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and Pennsylvania Commerce, which also constitutes a preliminary prospectus of Pennsylvania Commerce.  The registration statement has been declared effective by the SEC, and the Company and Pennsylvania Commerce have mailed the joint proxy statement/prospectus to their shareholders.  INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE MERGER OR INCORPORATED BY REFERENCE IN THE JOINT PROXY STATEMENT/PROSPECTUS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.  Investors will be able to obtain these documents free of charge at the SEC’s web site (www.sec.gov).  In addition, documents filed with the SEC by the Company will be available free of charge by request to Republic First Bancorp, Inc., Attention: Linda Lewis, Two Liberty Place, 50 S. 16th Street, Suite 2400, Philadelphia, PA  19102, (215) 735-4422, ext. 5332, and documents filed with the SEC by Pennsylvania Commerce will be available free of charge by directing a request to Ms. Sherry Richart at Pennsylvania Commerce Bancorp, Inc., 3801 Paxton Street, Harrisburg, PA, 17111 (telephone: 800-653-6104).

The Company was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 to be the holding company for Republic First Bank and, in 1999, it established a second subsidiary bank, First Bank of Delaware.  Through 2004, the Company was a two-bank holding company. Its wholly-owned subsidiaries, Republic First Bank (“Republic”) and First Bank of Delaware (“FBD”), offered a variety of credit and depository banking services. Such services were offered to individuals and businesses primarily in the Greater Philadelphia and Delaware area through their ten offices and branches in Philadelphia and Montgomery Counties in Pennsylvania and New Castle County, Delaware, but also through the national consumer loan products offered by the First Bank of Delaware.

First Bank of Delaware was spun off by the Company on January 31, 2005 through a distribution of all of the shares of FBD’s common stock to the Company’s shareholders.  Since that date, the Company has been a one bank holding company.

As of December 31, 2008, the Company had total assets of approximately $952.0 million, total shareholders’ equity of approximately $79.3 million, total deposits of approximately $739.2 million and net loans receivable outstanding of approximately $774.7 million.

The Company provides banking services through Republic and does not presently engage in any activities other than banking activities.  The principal executive office of the Company is located at Two Liberty Place, 50 South 16th Street, Suite 2400, Philadelphia, PA 19102, telephone number (215) 735-4422.

At December 31, 2008 the Company and Republic had a total of 153 full-time equivalent employees.

Republic First Bank

Republic First Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The deposits held by Republic are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Republic presently conducts its principal banking activities through its six Philadelphia offices and six suburban offices in Ardmore, Plymouth Meeting, Bala Cynwyd and Abington, located in Montgomery County, Media, located in Delaware County, and Voorhees, located in southern New Jersey.

As of December 31, 2008, Republic had total assets of approximately $949.9 million, total shareholder’s equity of approximately $89.5 million, total deposits of approximately $750.7 million and net loans receivable of approximately $774.7 million.

Services Offered

Republic offers many commercial and consumer banking services with an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area.

Republic attempts to offer a high level of personalized service to both its small and medium-sized businesses and consumer customers.  Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services).  Republic actively solicits both non-interest and interest-bearing deposits from its borrowers.

Republic offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured commercial loans, commercial real estate and construction loans, residential mortgages, automobile loans, home improvement loans, home equity and overdraft lines of credit, and other products.

In relation to the offering of loan and credit facilities, Republic manages credit risk through loan application evaluation and monitoring for adherence with credit policies.  Since its inception, Republic has had a senior officer monitor compliance with Republic’s lending policies and procedures by Republic’s loan officers.

As required for liquidity purposes for the products being offered, Republic also maintains an investment securities portfolio.  Investment securities are purchased by Republic in compliance with Republic’s Investment Policies, which are approved annually by Republic’s board of directors.  The Investment Policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2008 and 2007, approximately 70% and 63%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities.  Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

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

Competition

There is substantial competition among financial institutions in Republic’s business banking service area.  Competitors include but are not restricted to the following banks:  Wells Fargo, Citizens, PNC, Sovereign, TD Bank and Royal Bank America.  Republic competes with new and established local commercial banks, as well as numerous regionally based and super-regional commercial banks. In addition Republic competes directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.  It is the view of management that a combination of many factors, including, but not limited to, the level of market interest rates, has increased competition for loans and deposits.

Many of the banks with which Republic competes have greater financial resources than Republic and offer a wider range of deposit and lending instruments with higher legal lending limits. Republic’s legal lending limit was approximately $15.0 million at December 31, 2008.  Loans above these amounts may be made if the excess over the lending limit is participated to other institutions.  Republic is subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several new banks with business strategies similar to those of Republic have opened since Republic’s inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in Republic’s market. Republic competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. Republic anticipates a continued increase in competition in its market area.

      Operating Strategy for Business Banking

Since 2005, Republic’s primary business banking objective has been for Republic to become the primary alternative to the large banks that dominate the Greater Philadelphia market. The Company’s management team has developed a business strategy consisting of the following key elements to achieve this objective.

Providing Attentive and Personalized Service

The Company believes that a very attractive niche exists serving small to medium-sized business customers not adequately served by Republic’s larger competitors. The Company believes this segment of the market responds very positively to the attentive and highly personalized service provided by Republic. Republic offers individuals and small to medium-sized businesses a wide array of banking products, informed and professional service, extended operating hours, and local, timely credit decisions. The banking industry is experiencing a period of rapid consolidation, and many local branches have been acquired by large out-of-market institutions. The Company is positioned to respond to these dynamics by offering a community banking alternative and tailoring its product offerings to fill voids created as larger competitors increase the price of products and services or de-emphasize such products and services. We believe the proposed merger with Pennsylvania Commerce will allow us to offer Pennsylvania Commerce’s renowned service and convenience to our customers and to a wider geographic area.

Capitalizing on Market Dynamics

In recent years, banks controlling large amounts of the deposits in Republic’s primary market areas have been acquired by large and super-regional bank holding companies. The ensuing cultural changes in these banking institutions have resulted in changes in their product offerings and in the degree of personal attention they provide. The Company has sought to capitalize on these changes by offering a community banking alternative. We believe when the proposed merger with Pennsylvania Commerce is completed, an opportunity will be provided to increase our market share.

Products and Services

Republic offers a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million.  Individual customers may have several loans, often secured by different collateral, which are in total subject to that lending limit. Relationships in excess of $9.8 million at December 31, 2008, amounted to $287.3 million. The $9.8 million threshold approximates 10% of total capital and reserves and reflects an additional internal monitoring guideline.

Republic attempts to offer a high level of personalized service to both its commercial and consumer customers. Republic is a member of the STAR™ and PLUS™ automated teller (“ATM”) networks in order to provide customers with access to ATMs worldwide. Republic currently has twelve proprietary ATMs at branch locations and two additional proprietary ATMs at a location in Southern New Jersey.

Republic’s lending activities generally are focused on small and medium sized businesses within the professional community. Commercial and construction loans are the most significant category of Republic’s outstanding loans, representing approximately 96% of total loans outstanding at December 31, 2008.  Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community.  Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

A branch was opened by Republic in Northeast Philadelphia in second quarter 2008.  Three additional branches are planned for 2009 in southern New Jersey.   Additional locations may also be pursued.

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

Republic is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.   In response to the current global financial crises, the United States and other governments have taken unprecedented steps in effort to stabilize the financial system, and may continue to do so.

Holding Company Structure

Republic is subject to restrictions under federal law which limit its ability to transfer funds to the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Republic to the Company are generally limited in amount to 10% of Republic’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm’s length basis. Republic has never made any loans or extensions of credit to the Company or purchased any assets from the Company.

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

The GLB Act created a new kind of bank holding company called a “financial holding company” (an “FHC”).  An FHC is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system.  Among other things, “financial in nature” activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities.  A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is “well capitalized,” “well managed,” and CRA-rated “satisfactory” or better.  A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC.  If an FHC at any time fails to remain “well capitalized” or “well managed,” the consequences can be severe.  Such an FHC must enter into a written agreement with the Federal Reserve to restore compliance.  If compliance is not restored within 180 days, the Federal Reserve can require the FHC to cease all its newly authorized activities or even to divest itself of its depository institutions.  On the other hand, a failure to maintain a CRA rating of “satisfactory” will not jeopardize any then existing newly authorized activities; rather, the FHC cannot engage in any additional newly authorized activities until a “satisfactory” CRA rating is restored.

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

In addition, the GLB Act provided significant new protections for the privacy of customer information.  These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC.  The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer.  The financial institution must (1) adopt and disclose a privacy policy; (2) give customers the right to “opt out” of disclosures to non-affiliated parties; (3) not disclose any information to third party marketers; and (4) follow regulatory standards  to protect the security and confidentiality of customer information.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

We have taken necessary steps with respect to achieving compliance and have updated our assessment and reporting on internal controls through the end of 2008.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $56.3 million of dividends payable plus an additional amount equal to its net profit for 2009, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks, which may vary. Adherence to such standards further limits the ability of  Republic to pay dividends to the Company.

Dividend Policy

The Company has not paid any cash dividends on its common stock. The Company has no plans to pay cash dividends in 2009.

Deposit Insurance and Assessments

The deposits of Republic are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, Republic is also subject to FDIC insurance assessments. Beginning in 2007, the FDIC adopted a revised risk-based assessment system to determine the assessment rates to be paid by insured institutions. Under a final rulemaking announced by the FDIC on March 4, 2009, and depending on the institution’s risk category, assessment rates will range from 12 to 45 basis points. Institutions in the lowest risk category will be charged a rate between 12 and 16 basis points; these rates increase to 22, 32 and 45 basis points, respectively, for the remaining three risk categories. These rates may be offset in the future by any dividends declared by the FDIC if the deposit reserve ratio increases above a certain amount. Given the state of current economic environment, it is unlikely that the FDIC will lower these assessment rates, and such rates may in fact increase. Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in Republic’s capital ratios, or a negative evaluation by the FDIC, as Republic’s primary federal banking regulator, may also increase Republic’s net funding costs and reduce its net income.

Additionally, the FDIC recently adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter. Comments received during the public comment period may affect the content of the final rule on this issue.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the repayment of debt obligations (commonly referred to as FICO bonds) issued by the Financing Corporation, a federal corporation, in connection with the disposition of failed thrift institutions by the Resolution Trust Corporation.  The assessment rate for the first quarter of 2009 is set at approximately 1.14 cents per $100 of assessable deposits, and for second quarter of 2009 at 1.04 cents per $100 of assessable deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

Emergency Economic Stabilization Act of 2008

 The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the

Treasury Department will purchase debt or equity securities from participating institutions

Temporary Liquidity Guarantee Program

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit and certain other accounts through the end of 2009, and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could opt out of these two programs by December 5, 2008. We did opt out of the debt guarantee program, but did not opt out of the transaction account guarantee program.  We do not expect that the assessment surcharge will have a material impact on our results of operations.

Capital Adequacy

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies, such as the Company. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company is in compliance with these guidelines. The FDIC subjects Republic to similar capital requirements.

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

      Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC.  An important function of the Federal Reserve is to regulate the supply of money and other credit conditions in order to manage interest rates.  The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the future business, earnings and growth of Republic cannot be determined.  See “Management’s Discussion and Analysis of Operations and Financial Condition - Results of Operations”.

Item 1A:    Risk Factors

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the following are some of the important factors that could materially and adversely affect our business, financial condition and results of operations.

Unfavorable economic and market conditions due to the current global financial crisis may adversely affect our financial position and results of operations.

Economic and market conditions in the United States and around the world have deteriorated significantly and may remain depressed for the foreseeable future.  Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets.  These economic developments could have various effects on our business, including insolvency of major customers, an unwillingness of customers to borrow or to repay funds already borrowed and a negative impact on the investment income the Company is able to earn on its investment portfolio.  The potential effects of the current global financial crisis are difficult to forecast and mitigate.  As a consequence, the Company’s operating results for a particular period are difficult to predict.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in effort to stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed.  Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated.

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

Our earnings and financial condition may be negatively impacted by a general economic downturn or changes in the credit risk of our borrowers.

Republic’s results of operations and financial condition are affected by the ability of its borrowers to repay their loans.  Lending money is an essential part of the banking business.  However, borrowers do not always repay their loans.  The risk of non-payment is affected by credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, and income taxes. Consideration is given to a variety of factors in establishing these estimates. There is no precise method of predicting loan losses.  Republic can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses.  Loan losses could have a material adverse effect on Republic’s financial condition and results of operations.  Republic attempts to maintain an allowance for loan losses adequate to absorb losses inherent in its loan portfolio.  In maintaining the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.   Since the allowance for loan losses and carrying value of real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate owned could differ materially in the near term.

We face increasing competition in our market from other banks and financial institutions.

Republic may not be able to compete effectively in its markets, which could adversely affect its results of operations.  The banking and financial services industry in Republic’s market area is highly competitive.  The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerated pace of consolidation among financial service providers.  Larger institutions have greater access to capital markets, with higher lending limits and a broader array of services.  Competition may require increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.

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

The Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the FDIC, the Pennsylvania Department of Banking and the FRB.  The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others.  Regulations that apply to the Company and Republic are generally intended to provide protection for depositors and customers rather than for investors.  The Company and Republic will remain subject to these regulations, and to the possibility of changes in federal and state laws, regulations, governmental policies, income tax laws and accounting principles.  Changes in the regulatory environment in which the Company and Republic operate could adversely affect the banking industry as a whole and the Company and Republic’s operations in particular.  For example, regulatory changes could limit our growth and our return to investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, and providing securities, insurance or trust services.  Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

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

We anticipate increased and/or changes in regulations as a result of the current turmoil in the financial markets and the efforts of government agencies to stabilize the financial system.

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

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

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

Although our common shares are listed for trading on the NASDAQ Stock Market, the trading in our common shares has less liquidity than many other companies listed on the NASDAQ.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

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

Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

Our system of internal controls cannot provide absolute assurance of achieving their intended objectives because of inherent limitations.  Internal control processes that involve human diligence and compliance are subject to lapses in judgment and breakdowns resulting from human failures.  Internal controls can also be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal controls.  In connection with management’s assessment of our internal control over financial reporting at December 31, 2008, management identified certain material weaknesses related to other than temporarily impaired investment securities and the financial statement reporting process.  You should see Item 9A of this report and “Management’s Report on Internal Control Over Financial Reporting,” for additional information.

Additional Risk Factors Regarding the Proposed Merger with Pennsylvania Commerce

Because the market price of Pennsylvania Commerce common stock may fluctuate, the Company’s shareholders will not know the exchange ratio or the market value of the Pennsylvania Commerce common stock they will receive in the merger when they vote at the special meeting.

Under the terms of the merger agreement, the exchange ratio will be calculated on the effective date of the merger based on the average closing price of Pennsylvania Commerce common stock during twenty (20) consecutive trading days, ending on the third calendar day immediately preceding the effective date of the merger.  If the third calendar day is not a trading day on the NASDAQ Stock Market, then the twenty-day trading period will end on the trading day immediately preceding such calendar day.  The closing price of Pennsylvania Commerce common stock as reported on the NASDAQ Stock Market was $28.86 on November 7, 2008, the date immediately preceding the trading day on which the merger was publicly announced. As of  March 6, 2009 the closing price of Pennsylvania Commerce common stock as reported on the NASDAQ Stock Market was $12.82. The market price of Pennsylvania Commerce common stock may vary from these prices.  The market price of Pennsylvania Commerce common stock may change as a result of a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Pennsylvania Commerce. While the exchange ratio is based on $10.00 per share of the Company’s common stock and will vary depending on the average closing price of Pennsylvania Commerce common stock, the exchange ratio cannot exceed 0.38.  As a result, the market value of shares of Pennsylvania Commerce common stock that a shareholder of the Company will receive per share in the merger will be less than $10.00 if the average closing price of Pennsylvania Commerce common stock is less than $26.32. Moreover, since the exchange ratio is based on an average closing price, the market price of Pennsylvania Commerce on the date that the merger consideration is exchanged may differ from the average closing price.

There can be no assurance that the value of the Pennsylvania Commerce common stock that Republic First shareholders receive in the merger will be $10.00 per share of Republic First common stock.

The market price of Pennsylvania Commerce common stock may be affected by factors different from those affecting Republic First common stock.

Upon completion of the merger, based on the maximum exchange ratio of 0.38 and the number of outstanding shares, outstanding stock options and convertible preferred securities on the companies’ respective record date, the Company’s shareholders will own approximately 40% of the combined company. Some of Pennsylvania Commerce’s current businesses and markets differ from those of the Company and, accordingly, the results of operations of Pennsylvania Commerce after the merger may be affected by factors different from those currently affecting the results of operations of the Company.

Some of the conditions to closing of the merger may result in delay or prevent completion of the merger, which may adversely affect the value of the companies’ securities.

Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including consents and approvals required by the Board of Governors of the Federal Reserve and the Pennsylvania Department of Banking. Failure to obtain these consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect the combined company’s operations after the merger. Any of these events could have a negative impact on the value of Pennsylvania Commerce’s and the Company’s securities.

Upon completion of the merger, the Company’s shareholders will become shareholders of a combined company that is controlled principally by current Pennsylvania Commerce management and members of the Pennsylvania Commerce board of directors.

Senior management of Pennsylvania Commerce will constitute the majority of the management team of the combined company. The chairman, president and chief executive officer of the combined company will be the current chairman, president and chief executive officer of Pennsylvania Commerce.  The initial board of directors of the combined company will include 12 members, 8 of whom are current members of the Pennsylvania Commerce board of directors.

The merger may distract our management from their other responsibilities.

The merger could cause the management of the companies to focus their time and energies on matters related to the merger that otherwise would be directed to the companies’ business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and adversely effect the companies’ business and earnings following the merger.

If the merger is not completed, the companies will have incurred substantial expenses without realizing the expected benefits.

Both the Company and Pennsylvania Commerce have incurred expenses in connection with the merger transaction and expect to incur additional expenses prior to completing the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. We cannot guarantee that these conditions will be met. If the merger is not completed, the merger-related expenses that the companies will have incurred could have an adverse impact on their financial condition without any of the expected benefits of the merger.

Item 1B:    Unresolved Staff Comments

         None

Item 2:     Description of Properties

Republic First Bank leases approximately 39,956 square feet on two floors of Two Liberty Place, 50 South 16th Street, Philadelphia, Pennsylvania.  The space serves as the headquarters and executive offices of the Company and Republic.  Bank office operations and the commercial bank lending department of Republic First Bank are also located at the site.  The initial lease term will expire on December 31, 2020 and the lease contains two five year renewal options.  Rent expense commenced in June 2007 at an annual rate of approximately $562,684, subject to certain abatements during the first twenty-eight months of the lease.

Republic leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia.  This space contains a banking area and vault and represents Republic’s main office. The initial ten year term of the lease expired March 2003 and contains five-year and ten-year renewal options that have been exercised and also contains an additional five-year option. The 2009 annual rent for such location is $113,587 payable in monthly installments.

Republic leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA.  This space contains a banking area and vault.  The initial ten-year term of the lease expired August 2006.  The lease has been extended to August 2014 and contains an additional five-year renewal option.  The 2009 annual rent for such location is $134,097, payable in monthly installments.

Republic leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA.  The space contains a banking area and business development office.  The initial ten-year term of the lease expired in August 2005, and contains a five year renewal option that has been exercised and also contains an additional five-year option.  The 2009 annual rental at such location is $61,895, payable in monthly installments.

Republic entered into a lease agreement that commenced May 1, 2007 for approximately 1,574 square feet for its Bala Cynwyd office at Two Bala Plaza, Bala Cynwyd, Pennsylvania.  The space contains a banking area.  The initial six-year, four month lease term contains two five-year renewal options and the initial lease term will expire on August 31, 2013.  The 2009 annual rent at such location is $50,106, payable in monthly installments.

Republic entered into a lease agreement that commenced April 27, 2007 for approximately 2,820 square feet for its Plymouth Meeting office at 421 Germantown Pike, Plymouth Meeting, Pennsylvania.  The space contains a banking area and a business development office.  The initial seven-year, five month lease term contains one six-year renewal option and the initial lease terms will expire on September 30, 2014.  The 2009 annual rent at such location is $94,705, payable in monthly installments.

Republic owns an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania.  This space contains a banking area and a business development office.

Republic leases approximately 1,822 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expired in August 2008, has been extended for fifteen years to August 2023, and contains an additional five-year renewal option. The 2009 annual rent for such location is $172,695, payable in monthly installments.

Republic leases approximately 4,700 square feet of space on the first, second, and third floor, at 436 East Baltimore Avenue, Media, Pennsylvania.  The space contains a banking area and business development office.  The initial five-year term of the lease expires October 2009 with four five-year renewal options.  The 2009 annual rent is $78,861 payable in monthly installments.

Republic leases an approximately 6,000 square feet facility for its Northeast Philadelphia office at Mayfair and Cottman Avenues, Philadelphia, Pennsylvania.  The space contains a banking area and a business development office.  The initial fifteen-year term of the lease expires June 2021 with two five-year renewal options.  The 2009 annual rent is $96,000 payable in monthly installments.

Republic leases an approximately 1,850 square feet facility for its Voorhees office at 342 Burnt Mill Road, Voorhees, New Jersey.  The space contains a banking area.  The initial fifteen-year term of the lease expires May 2021 with two five-year renewal options.  The 2009 annual rent is $44,000 payable in monthly installments.

Republic entered into a lease agreement that commenced September 1, 2007 for approximately 2,467 square feet at 833 Chestnut Street, Philadelphia, Pennsylvania.  The space contains a banking area and a business development office.  The initial fifteen-year term of the lease expires August 2022 with three five-year renewal options.  The 2009 annual rent is $73,188, payable in monthly installments.

Republic entered into a lease agreement that commenced December 26, 2007 for approximately 2,710 square feet for its Torresdale office, at 8764 Frankford Avenue, Philadelphia, Pennsylvania.  The space contains a banking area and business development office.  The initial fifteen-year term of the lease expires December 2022 with two five-year renewal options.  The 2009 annual rent is $130,000, payable in monthly installments.

Republic purchased a parcel of land consisting of approximately 2.1 acres, on July 23, 2008, at 335 Route 70 East, Cherry Hill, New Jersey.  A 4,000 square foot branch facility is in development, and is scheduled to be opened in 2009.

Republic entered into a lease agreement on October 29, 2008 for a building, approximately 5,000 square feet located at 30 Kings Highway East, Haddonfield, New Jersey.  This location will be utilized for its Haddonfield branch and is scheduled to open in 2009.  The initial twenty-year term of the lease expires January 2029 with two five-year renewal options.  The 2009 annual rent is to be $128,333 payable in monthly installments.

Republic entered into purchase agreements for three parcels of land on October 12, 2008 totaling approximately 1.2 acres located at the Black Horse Pike and Ganttown Road, Turnersville, New Jersey.  A 4,000 square foot branch facility is to be developed and is scheduled to open in 2009.

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

PART II

Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below presents the range of high and low trade prices reported for the common stock on the Nasdaq Global Market for the periods indicated.  Market prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions.  As of January 29, 2009, there were approximately 2,400 holders of the Company’s common stock, which includes an estimate of individual participants in security position listings.  On March 6, 2009, the closing price of a share of common stock on Nasdaq was $4.69.

Year	Quarter	High	Low
2008………………………...	4th	$9.19	$7.26
	3rd	10.73	5.71
	2nd	7.75	4.20
	1st	8.59	4.31

2007………………………...	4th	$8.94	$6.77
	3rd	9.92	7.25
	2nd	11.93	9.45
	1st	12.09	11.09

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2009.  For certain limitations on Republic’s ability to pay cash dividends to the Company, see “Description of Business - Supervision and Regulation”.

Item 6:    Selected Financial Data

	As of or for the Years Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

INCOME STATEMENT DATA (1):
Total interest income	$53,976	$68,346	$62,745	$45,381	$33,599
Total interest expense	25,081	38,307	28,679	16,223	14,748
Net interest income	28,895	30,039	34,066	29,158	18,851
Provision for loan losses	7,499	1,590	1,364	1,186	(314)
Non-interest income	1,242	3,073	3,640	3,614	4,466
Non-interest expenses	23,887	21,364	21,017	18,207	15,346
Income (loss) from continuing operations before income taxes (benefit)	(1,249)	10,158	15,325	13,379	8,285
Provision (benefit) for income taxes	(777)	3,273	5,207	4,486	2,694
Income (loss) from continuing operations	(472)	6,885	10,118	8,893	5,591
Income from discontinued operations	-	-	-	-	5,060
Income tax on discontinued operations	-	-	-	-	1,711
Net income (loss)	$(472)	$6,885	$10,118	$8,893	$8,940

PER SHARE DATA (1)
Basic earnings per share
Income (loss) from continuing operations	$(0.04)	$0.66	$0.97	$0.88	$0.57
Income from discontinued operations	-	-	-	-	0.35
Net income (loss)	$(0.04)	$0.66	$0.97	$0.88	$0.92

Diluted earnings per share
Income (loss) from continuing operations	$(0.04)	$0.65	$0.95	$0.84	$0.54
Income from discontinued operations	-	-	-	-	0.33
Net income (loss)	$(0.04)	$0.65	$0.95	$0.84	$0.87

Book value per share	$7.46	$7.80	$7.16	$6.17	$5.49

BALANCE SHEET DATA (1) (2)
Total assets (2)	$951,980	$1,016,308	$1,008,824	$850,855	$720,412
Total loans, net (3)	774,673	813,041	784,002	670,469	543,005
Total investment securities (4)	90,066	90,299	109,176	44,161	49,160
Total deposits	739,167	780,855	754,773	647,843	510,684
FHLB & overnight advances	102,309	133,433	159,723	123,867	86,090
Subordinated debt	22,476	11,341	6,186	6,186	6,186
Total shareholders’ equity (2)	79,327	80,467	74,734	63,677	65,224

PERFORMANCE RATIOS (1)
Return on average assets on continuing operations	(0.05)%	0.71%	1.19%	1.22%	0.87%
Return on average shareholders’ equity on continuing operations	(0.60)%	8.86%	14.59%	15.22%	10.93%
Net interest margin	3.28%	3.26%	4.20%	4.23%	3.15%
Total non-interest expenses as a percentage of average assets	2.54%	2.20%	2.48%	2.49%	2.39%

ASSET QUALITY RATIOS (1)
Allowance for loan losses as a percentage of loans (3)	1.07%	1.04%	1.02%	1.12%	1.22%
Allowance for loan losses as a percentage of non-performing loans	48.51%	38.19%	116.51%	222.52%	137.70%
Non-performing loans as a percentage of total loans (3)	2.21%	2.71%	0.87%	0.50%	0.88%
Non-performing assets as a percentage of total assets	2.72%	2.55%	0.74%	0.42%	0.75%
Net charge-offs as a percentage of average loans, net (3)	0.96%	0.14%	0.13%	0.04%	0.07%

LIQUIDITY AND CAPITAL RATIOS (1)
Average equity to average assets	8.44%	8.01%	8.17%	7.99%	7.98%
Leverage ratio	11.14%	9.44%	8.75%	8.89%	9.53%
Tier 1 capital to risk-weighted assets	12.26%	10.07%	9.46%	10.65%	11.20%
Total capital to risk-weighted assets	13.26%	11.01%	10.30%	11.81%	12.45%

(1)	Reflects the spin off of First Bank of Delaware, presented as discontinued operations for 2004.
(2)	2004 included First Bank of Delaware
(3)	Includes loans held for sale
(4)	Includes restricted stock

Item 7:    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is management’s discussion and analysis of the Company’s financial condition, changes in financial condition and results of operations, liquidity and capital resources presented in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

In connection with management’s assessment of our internal control over financial reporting at December 31, 2008, management identified certain material weaknesses related to other than temporarily impaired investment securities and the financial statement reporting process.  You should see Item 9A of this report and “Management’s Report on Internal Control Over Financial Reporting,” for additional information.

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

In reviewing and understanding financial information for the Company you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 3 of the notes to our audited consolidated financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other-than-temporary impairment of securities and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management, based upon its evaluation, considers adequate to absorb losses inherent in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for both impaired loans and all classified loans which are not impaired, and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price, or fair value of collateral if the loan is collateral dependent, is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. A delay or shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We also establish a specific valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowances to each loan based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.  Classification of a loan within this category is based on identified weaknesses that increase the credit risk of the loan.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectibility of the loan portfolio.

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

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In connection with management’s assessment of our internal control over financial reporting at December 31, 2008, management identified certain material weaknesses related to other than temporarily impaired investment securities and the financial statement reporting process.  See Item 9A of this report and “Management’s Report on Internal Control Over Financial Reporting,” for additional information.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value. FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer’s credit standing be considered when measuring liabilities at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted.  The implementation of this standard did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Results of Operations for the years ended December 31, 2008 and 2007

Overview

The Company’s net income decreased $7.4 million, or 106.9%, to a loss of $472,000` or $ (.04)  per  diluted share for the year ended December 31, 2008, compared to $6.9 million, or $0.65 per diluted share for the prior year.  There was a $14.4 million, or 21.0%, decrease in total interest income, reflecting a 3.8% decrease in average loans outstanding while interest expense decreased $13.2 million reflecting a 1.9% decrease in average interest bearing deposits.  Accordingly, net interest income decreased $1.1 million.  The provision for loan losses in 2008 increased $5.9 million to $7.5 million, compared to $1.6 million in 2007, reflecting the impact of an economic downturn in real estate markets.  Non-interest income decreased $1.8 million to $1.2 million in 2008 compared to $3.1 million in 2007. The decrease reflected a $1.4 million impairment charge on a bank pooled trust preferred security.  Non-interest expenses increased $2.5 million to $23.9 million compared to $21.4 million in 2007.  The increase reflected $1.6 million of write downs and losses on the sale of other real estate which also reflected the impact of the economic downturn. Return on average assets and average equity of (0.05)% and (0.60)% respectively in 2008 compared to 0.71% and 8.86% respectively in 2007.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2008, 2007 and 2006, as Republic had tax-exempt income in those years.

	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)
(Dollars in thousands)	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
Interest-earning assets:
Federal funds sold and other
interest-earning assets	$9,821	$218	2.22%	$13,923	$686	4.93%	$25,884	$1,291	4.99%
Investment securities and restricted stock	89,365	5,135	5.75%	95,715	5,752	6.01%	57,163	3,282	5.74%
Loans receivable	789,446	48,846	6.19%	820,380	62,184	7.58%	728,754	58,254	7.99%
Total interest-earning assets	888,632	54,199	6.10%	930,018	68,622	7.38%	811,801	62,827	7.74%
Other assets	51,349			39,889			36,985
Total assets	$939,981			$969,907			$848,786

Interest-bearing liabilities:
Demand - non-interest bearing	$76,671	$-	N/A	$78,641	$-	N/A	$82,233	$-	N/A
Demand – interest-bearing	33,976	327	0.96%	38,850	428	1.10%	53,073	565	1.06%
Money market & savings	222,590	6,150	2.76%	266,706	11,936	4.48%	240,189	9,109	3.79%
Time deposits	397,740	14,844	3.73%	361,120	18,822	5.21%	304,375	14,109	4.64%
Total deposits	730,977	21,321	2.92%	745,317	31,186	4.18%	679,870	23,783	3.50%
Total interest-
bearing deposits	654,306	21,321	3.26%	666,676	31,186	4.68%	597,637	23,783	3.98%
Other borrowings	121,236	3,760	3.10%	133,122	7,121	5.35%	88,609	4,896	5.53%
Total interest-bearing
liabilities	775,542	25,081	3.23%	799,798	38,307	4.79%	686,246	28,679	4.18%
Total deposits and
other borrowings	852,213	25,081	2.94%	878,439	38,307	4.36%	768,479	28,679	3.73%
Non-interest-bearing
Other liabilities	8,459			13,734			10,981
Shareholders’ equity	79,309			77,734			69,326
Total liabilities and
Shareholders’ equity	$939,981			$969,907			$848,786

Net interest income (2)		$29,118			$30,315			$34,148

Net interest spread			2.87%			2.59%			3.56%

Net interest margin (2)			3.28%			3.26%			4.20%

__________
(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $223, $276 and $82 in 2008, 2007 and 2006, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2008 vs. 2007			Year ended December 31, 2007 vs. 2006
		Change due to			Change due to
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(91)	$(377)	$(468)	$(589)	$(16)	$(605)
Securities	(366)	(251)	(617)	2,317	153	2,470
Loans	(1,919)	(11,419)	(13,338)	6,945	(3,015)	3,930
Total interest earning assets	$(2,376)	$(12,047)	$(14,423)	$8,673	$(2,878)	$5,795
Interest expense of
Deposits
Interest-bearing demand deposits	$47	$54	$101	$157	$(20)	$137
Money market and savings	1,222	4,564	5,786	(1,187)	(1,640)	(2,827)
Time deposits	(1,370)	5,348	3,978	(2,958)	(1,755)	(4,713)
Total deposit interest expense	(101)	9,966	9,865	(3,988)	(3,415)	(7,403)
Other borrowings	370	2,991	3,361	(2,381)	156	(2,225)
Total interest expense	269	12,957	13,226	(6,369)	(3,259)	(9,628)
Net interest income	$(2,107)	$910	$(1,197)	$2,304	$(6,137)	$(3,833)

Net Interest Income

The Company’s tax equivalent net interest margin increased 2 basis points to 3.28% for 2008, versus 3.26% in 2007.

While yields on interest-bearing assets decreased 128 basis points to 6.10% in 2008 from 7.38% in 2007, the rate on total deposits and other borrowings decreased 142 basis points to 2.94% from 4.36% between those respective periods. The 142 basis point decrease in the cost of deposits and other borrowings exceeded the 128 basis point decrease in yield on interest-bearing assets by 14 basis points. However, the net interest margin increased by a lesser 2 basis points reflecting a reduction in the amount loan balances which are the highest yielding interest earning assets. The decrease in yields on assets and rates on deposits and borrowings was due primarily to the repricing of assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $1.2 million, or 3.9%, to $29.1 million for 2008, from $30.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest- earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits.  Average interest earning assets amounted to $888.6 million for 2008 and $930.0 million for the comparable prior year period.  The $41.4 million decrease resulted from reductions in loans, securities and federal funds sold.

The Company’s total tax equivalent interest income decreased $14.4 million, or 21.0%, to $54.2 million for 2008, from $68.6 million for the prior year comparable period.  Interest and fees on loans decreased $13.3 million, or 21.4%, to $48.8 million for 2008, from $62.2 million for the prior year comparable period.  The decrease was due primarily to the 139 basis point decline in the yield on loans resulting primarily from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve as well as a $30.9 million, or 3.8%, decrease in average loans outstanding to $789.4 million from $820.4 million.  Interest and dividends on investment securities decreased $617,000, or 10.7%, to $5.1 million 2008, from $5.8 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $6.4 million, or 6.6%, to $89.4 million from $95.7 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $468,000, or 68.2%, reflecting decreases in short- term interest rates and a $4.1 million decrease in average balances to $9.8 million for 2008 from $13.9 million for the comparable prior year period.

The Company’s total interest expense decreased $13.2 million, or 34.5%, to $25.1 million for 2008, from $38.3 million for the prior year comparable period.  Interest- bearing liabilities averaged $775.5 million for 2008, versus $799.8 million for the prior year comparable period, or a decrease of $24.3 million.  The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets.  Average deposit balances decreased $14.3 million while there was an $11.9 million decrease in average other borrowings.  The average rate paid on interest- bearing liabilities decreased 156 basis points to 3.23% for 2008.  Interest expense on time deposit balances decreased $4.0 million to $14.8 million in 2008 from $18.8 million in the comparable prior year period, reflecting lower rates, the impact of which more than offset the impact of higher average balances.  Money market and savings interest expense decreased $5.8 million to $6.2 million in 2008, from $11.9 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short- term interest rate environment as well as lower average balances.  Accordingly, rates on total interest- bearing deposits decreased 142 basis points in 2008 compared to the comparable prior year period.

      Interest expense on other borrowings decreased $3.4 million to $3.8 million in 2008, reflecting the lower short- term interest rate environment and lower average balances.  Average other borrowings, primarily overnight FHLB borrowings, decreased $11.9 million, or 8.9%, between the respective periods.  Rates on overnight borrowings reflected the lower short- term interest rate environment as the rate of other borrowings decreased to 3.10% in 2008, from 5.35% in the comparable prior year period.  In addition to the overnight FHLB borrowings, other borrowings also include average balances of $17.8 million of subordinated debentures supporting trust preferred securities and $14.3 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and inherent losses in the portfolio.  The provision for loan losses amounted to $7.5 million for 2008 compared to $1.6 million for 2007.  The majority of the increase in the provision for 2008 resulted from specific provisions for individual loans on properties secured by real estate.  The 2007 provision reflected $283,000 for net recoveries on tax refund loans.  The remaining provisions in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Net charge-offs increased from $1.1 million in 2007 to $7.6 million in 2008 and non-accrual loans decreased from $22.3 million at December 31, 2007 to $17.3 million at December 31, 2008.

Non-Interest Income

Total non-interest income decreased $1.8 million to $1.2 million for 2008 compared to $3.1 million for 2007, primarily due to a $1.4 million impairment charge on a bank pooled trust preferred security.  In addition, a decrease of $815,000 in loan advisory and servicing fees, which reflected the economic downturn in real estate markets was partially offset by a one time $309, 000 gain from a Mastercard transaction and a $100,000 legal settlement

Non-Interest Expenses

Total non-interest expenses increased $2.5 million, or 11.8%, to $23.9 million for 2008 from $21.4 million in 2007.  Salaries and employee benefits decreased $983,000, or 9.3%, to $9.6 million for 2008 from $10.6 million in 2007.  That decrease reflected a reduction in bonuses and incentives, deferred compensation and other benefits of $702,000.

Occupancy expense increased $27,000, or 1.1%, to $2.4 million for 2008 compared to $2.4 million for 2007.

Depreciation expense decreased $17,000, of 1.3%, to $1.3 million for 2008 compared to $1.3 million for 2007.

Legal fees increased $704,000, or 93.9%, to $1.5 million for 2008 compared to $750,000 for 2007 resulting primarily from increased legal fees for loan collections and fees related to the Company’s proposed merger with Pennsylvania Commerce.

Other real estate, including property write downs and losses on sales and property maintenance expenses, increased $2.1 million to $2.1 million in 2008 compared to $23,000 in 2007 as a result of the increase in properties taken into other real estate owned, which reflected the economic downturn in real estate markets and declining credit quality.

Advertising expenses decreased $39,000, or 7.8%, to $464,000 for 2008 compared to $503,000 for 2007.  The decrease was primarily due to lower levels of print advertising.

Data processing increased $152,000, or 21.9%, to $845,000 for 2008 compared to $693,000 for 2007, primarily due to system enhancements.

Insurance expense increased $163,000, or 41.0%, to $561,000 for 2008 compared to $398,000 for 2007, resulting primarily from higher rates.

Professional fees increased $431,000, or 79.5%, to $973,000 for 2008 compared to $542,000 for 2007, reflecting increases in consulting fees.

 Regulatory assessments and costs increased $380,000 to $556,000 in 2008, compared to $176,000 in 2007, resulting primarily from increases in statutory FDIC insurance rates.

Taxes, other decreased $92,000, or 11.2%, to $728,000 for 2008 compared to $820, 000 for 2007.  The decrease reflected a reduction in Philadelphia Business Privilege Tax which more than offset an increase in Pennsylvania shares tax, which is assessed at an amount of 1.25% on a 6 year moving average of regulatory capital.  The full amount of the increase resulted from increased capital.

Other expenses decreased $308,000, or 10.0%, to $2.8 million for 2008 compared to $3.1 million for 2007. The decrease reflected a $150,000 decrease in courier fees resulting from the imaging of checks which replaced physical couriers, and lesser decreases in a number of other categories including printing, supplies, director fees, fraud losses, auto expense, postage, freight and others.

Provision for Income Taxes

The provision for income taxes decreased $4.1 million to a benefit of $777,000 for 2008 from $3.3 million for 2007.  That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rate for 2007 was 32% and because of the small benefit in 2008, the tax rate was not meaningful in that year.

Results of Operations for the years ended December 31, 2007 and 2006

Overview

The Company’s net income decreased $3.2 million, or 32.0%, to $6.9 million or $0.65 per diluted share for the year ended December 31, 2007, compared to $10.1 million, or $0.95 per diluted share for the prior year.  There was a $5.6 million, or 8.9%, increase in total interest income, reflecting a 12.6% increase in average loans outstanding and a 67.4% increase in average investment securities while interest expense increased $9.6 million reflecting a 11.6% increase in average interest bearing deposits outstanding and higher rates as well as a 50.2% increase in average borrowings outstanding.  Accordingly, net interest income decreased $4.0 million.  Contributing to the $4.0 million decrease in net interest income was the impact of $1.6 million in net interest income related to tax refund loans in 2006 which was not earned in 2007 due to the discontinuation of the program.  Also there were interest income reductions due to the increase in non-performing loans in 2007.  The provision for loan losses in 2007 increased $226,000 to $1.6 million, compared to $1.4 million in 2006, reflecting the impact of a 2007 increase in non-accrual loans as well as an increase in reserves on certain loans due to a downturn in the housing market which was offset by $283,000 in net tax refund recoveries in 2007 versus $359,000 in net tax refund charge-offs in 2006.  Non-interest income decreased $567,000 to $3.1 million in 2007 compared to $3.6 million in 2006.  Non-interest expenses increased $347,000 to $21.4 million compared to $21.1 million in 2006.  Return on average assets and average equity of 0.71% and 8.86% respectively in 2007 compared to 1.19% and 14.59% respectively in 2006.

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

The Company’s tax equivalent net interest income decreased $3.8 million, or 11.2%, to $30.3 million for 2007 from $34.1 million for 2006.  As shown in the Rate Volume table on page 27, the decrease in net interest income was due primarily to higher rates on deposits and lower rates on loans as discussed in the previous paragraph.  These factors more than offset the impact of the growth in average interest-earning assets, primarily loans.  Average interest-earning assets amounted to $930.0 million for 2007 and $811.8 million for 2006.  The $118.2 million increase resulted from loan growth of $91.6 million and securities growth of $38.6 million.

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

Interest expense on other borrowings increased $2.2 million to $7.1 million for 2007 from $4.9 million for 2006, as a result of increased average balances.  Average other borrowings, primarily overnight FHLB borrowings, increased $44.5 million, or 50.2%, between those respective periods.  Increases in balances were utilized to fund loan growth.  Rates on other borrowings, primarily due to the 100 basis point decrease in short-term interest rates from September 2007 through December 2007 decreased to 5.35% for 2007 from 5.53% for 2006.  Interest expense on other borrowings also included the impact of $8.8 million of average subordinated debentures supporting trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to maintain the total allowance for loan losses at a level which management determines is adequate to absorb all inherent losses in the loan portfolio.  The provision for loan losses amounted to $1.6 million for 2007 compared to $1.4 million for 2006.  The 2006 provision reflected $359,000 for net charge-offs of tax refund loans, which were more than offset by $1.6 million in related net revenues.  The comparable 2007 provision reflected $283,000 for net recoveries on tax refund loans.  This favorable variance was more than offset by an increase in the 2007 provision for loan losses of $1.4 million for loans transferred to non-accrual status in 2007 and $638,000 for increases in reserves on certain loans due to a downturn in the housing market.  Those increases were partially offset by the reversal of reserves on loans which were paid down or otherwise disposed of.  The remaining provisions in both periods also reflected amounts required to increase the allowance for loan growth in accordance with the Company’s methodology.  Non-accrual loans increased from $6.9 million at December 31, 2006 to $22.3 million at December 31, 2007.

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

Provision for Income Taxes

The provision for income taxes decreased $1.9 million to $3.3 million from $5.2 million for 2006.  That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 32% and 34%, respectively.

Financial Condition

December 31, 2008 Compared to December 31, 2007

Total assets decreased $64.3 million to $952.0 million at December 31, 2008, compared to $1.016 billion at December 31, 2007. This net decrease reflected lower balances of loans and federal funds sold offset by lower balances of deposits and short-term borrowings.

Loans:

The loan portfolio, which represents the Company’s largest asset, is its most significant source of interest income. The Company’s lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. Total gross loans decreased $38.5 million, or 4.7%, to $783.1 million at December 31, 2008, versus $821.5 million at December 31, 2007. The decrease reflected modest decreases in commercial real estate secured, construction and non real estate secured loans, partially offset by an increase in non real estate unsecured loans. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million at December 31, 2008. Individual customers may have several loans that are secured by different collateral which are in total subject to that lending limit. The aggregate amount of those relationships that exceeded $9.8 million at December 31, 2008, was $287.3 million. The $9.8 million threshold approximates 10% of total regulatory capital and reflects an additional internal monitoring guideline.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government agency issued mortgage backed securities, municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $83.0 million at December 31, 2008, a decrease of $627,000, or 0.7%, from year-end 2007. At December 31, 2008 and December 31, 2007, the portfolio had respective net unrealized losses and gains of $2.2 million and $409,000.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2008, securities held to maturity totaled $198,000, which was comparable to the $282,000 at year-end 2007. At both dates, respective carrying values approximated market values.

Restricted Stock:

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At December 31, 2008, FHLB stock totaled $6.7 million, an increase of $478,000, or 7.7%, from $6.2 million at December 31, 2007.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a contingency line of credit.  At December 31, 2008 and 2007, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $38.8 million, to $34.4 million at December 31, 2008, from $73.2 million at December 31, 2007, primarily due to a $40.8 million decrease in federal funds sold.

Fixed Assets:

Bank premises and equipment, net of accumulated depreciation totaled $14.2 million at December 31, 2008 an increase of $2.9 million, or 25.9% from $11.3 million at December 31, 2007, primarily reflecting branch expansion.

Other Real Estate Owned:

 At December 31, 2008, the Company had assets classified as other real estate owned with a value of $8.6 million comprised of 20 plus acres of vacant, unimproved ground with a value of $5.2 million, a vacant 24 unit motel/condominium building with a value of $2.3 million, a vacant, improved lot zoned for the construction of four townhouses with a value of $1.0 million and a commercial building with a value of $109,000.  At December 31, 2007, the Company had assets classified as other real estate owned with a value of $3.7 million comprised of a tract development project for single family homes with a value of $3.5 million, a commercial building with a value of $109,000 and a parcel of land with a value of $42,000.

Bank Owned Life Insurance:

At December 31, 2008, the value of the insurance was $12.1 million, an increase of $400,000, or 3.4%, from $11.7 million at December 31, 2007.  The increase reflected income earned on the insurance policies.

Other Assets:

Other assets increased by $6.0 million to $14.0 million at December 31, 2008, from $8.0 million at December 31, 2007, reflecting $1.7 million in current income tax assets, the effect of  $1.1 million in short-term receivables expected to be collected in first quarter 2009, a $918,000 change in the deferred tax asset for unrealized securities losses, a $607,000 increase in prepaid expenses related to the issuance of trust preferred securities, a $517,000 deferred tax asset for realized securities losses and a $375,000 increase in other prepaid expenses.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $41.7 million to $739.2 million at December 31, 2008, from $780.9 million at December 31, 2007.  Average transaction accounts decreased 13.3% or $51.0 million from the prior year end to $333.2 million in 2008.  Time deposits decreased $29.3 million, or 6.9%, to $393.7 million at December 31, 2008, versus $422.9 million at the prior year-end.

Short-Term Borrowings and FHLB Advances:

Short-term borrowings and FHLB advances are used to supplement deposit generation. Republic had $25.0 million of term borrowings at December 31, 2008 and $0 at December 31, 2007, respectively. The $25.0 million of term borrowings mature June, 2010. Republic had short-term borrowings (overnight) of $77.3 million at December 31, 2008 versus $133.4 million at the prior year-end.

Subordinated Debt:

Subordinated debt amounted to $22.5 million at December 31, 2008, compared to $11.3 million at December 31, 2007, as a result of an $11.1 million issuance of subordinated debentures to support trust preferred securities issued in June 2008.  The new debentures were issued with an annual rate of 8% and are convertible into the Company’s common stock at a conversion ratio based on $6.50 per share of Company common stock.

Shareholders’ Equity:

Total shareholders’ equity decreased $1.1 million to $79.3 million at December 31, 2008, versus $80.5 million at December 31, 2007.  This decrease was primarily the result of an increase in the unrealized loss on securities.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $83.1 million and $160.2 million and standby letters of credit of approximately $5.3 million and $4.6 million at December 31, 2008 and 2007, respectively.  Commitments often expire without being drawn upon. The $83.1 million of commitments to extend credit at December 31, 2008, were substantially all variable rate commitments.

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

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or noncancellable operating leases	$47,732	$1,666	$4,115	$4,333	$37,618
Remaining contractual maturities of time deposits	393,666	370,442	22,274	950	-
Subordinated debt	22,476	-	-	-	22,476
Employment agreements	530	530	-	-	-
Former CEO SERP	40	40	-	-	-
Director and Officer retirement plan obligations	1,391	205	277	227	682
Loan commitments	83,073	70,160	5,115	1,424	6,374
Standby letters of credit	5,314	5,010	201	103	-
Total	$554,222	$448,053	$31,982	$7,037	$67,150

      As of December 31, 2008, the Company had entered into non-cancelable lease agreements for its main office and operations center, eleven current Republic retail branch facilities, and a new branch facility scheduled to open in 2009, expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $47.7 million through the year 2037, including renewal options.  The Company has entered into an employment agreement with the CEO of the Company. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2008 is approximately $530,000.  The Company has retirement plan agreements with certain directors and officers.   The accrued benefits under the plan at December 31, 2008 was approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

At December 31, 2008, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $288.4 million, which represented 36.8% of gross loans receivable at December 31, 2008. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits extended for real estate agents and managers amounted to $99.8 million, which represented 12.7% of gross loans receivable at December 31, 2008. Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Interest Rate Risk Management

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. The Company attempts to optimize net interest income while managing period-to-period fluctuations therein. The Company typically defines interest-sensitive assets and interest-sensitive liabilities as those that reprice within one year or less.  Generally, the Company limits long-term fixed rate assets and liabilities in its efforts to manage interest rate risk.

The difference between interest-sensitive assets and interest-sensitive liabilities is known as the “interest-sensitivity gap” (“GAP”). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP suggests the converse.  Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income, as changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously.  Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities.  For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity.  Mortgage backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  Savings, money market and interest-bearing demand accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

Shortcomings, inherent in a simplified and static GAP analysis, may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayments and other cash flows could also deviate significantly from those assumed in calculating GAP in the manner presented in the table on the following page.

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

The following table presents a summary of the Company’s interest rate sensitivity GAP at December 31, 2008.  Amounts shown in the table include both estimated maturities and instruments scheduled to reprice, including prime based loans.  For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the trust preferred securities is variable and adjusts quarterly.

Interest Sensitivity Gap
At December 31, 2008
(Dollars in thousands)

	0–90 Days	91–180 Days	181–365 Days	1–2 Years	2–3 Years	3–4 Years	4–5 Years	More than 5 Years	Financial Statement Total	Fair Value
Interest Sensitive Assets:
Investment securities and other interest-bearing
Balances	$28,330	$10,953	$23,754	$13,801	$8,282	$5,115	$3,227	$18,097	$111,559	$111,575
Average interest rate	.34%	2.50%	5.80%	5.80%	5808%	5.80%	5.80%	5.98%
Loans receivable	419,490	40,963	65,874	97,349	65,684	49,366	24,009	20,347	783,082	783,000
Average interest rate	4.52%	6.30%	6.46%	6.46%	6.45%	6.53%	6.09%	6.51%
Total	447,820	51,916	89,628	111,150	73,966	54,481	27,236	38,444	894,641	894,575

Cumulative Totals	$447,820	$499,736	$589,364	$700,514	$774,480	$828,961	$856,197	$894,641

Interest Sensitive Liabilities:
Demand Interest Bearing(1)	$21,522	$-	$-	$21,522	$-	$-	$-	$-	$43,044	$43,044

Average interest rate	1.00%	-	-	1.00%	-	-	-	-
Savings Accounts (1)	5,667	-	-	5,666	-	-	-	-	11,333	11,333
Average interest rate	1.50%	-	-	1.50%	-	-	-	-
Money Market Accounts(1)	110,155	-	-	110,155	-	-	-	-	220,310	220,310
Average interest rate	1.50%	-	-	1.50%	-	-	-	-
Time Deposits	243,345	37,016	90,081	21,528	746	471	479	-	393,666	395,570
Average interest rate	2.44%	3.39%	3.79%	3.84%	3.53%	4.01%	3.71%	-
FHLB and Short Term
Advances	77,309	-	-	25,000	-	-	-	-	102,309	103,340
Average interest rate	.45%	-	-	3.36%	-	-	-	-
Subordinated Debt	22,476	-	-	-	-	-	-	-	22,476	22,476
Average interest rate	5.89%	-	-	-	-	-	-	-
Total	480,474	37,016	90,081	183,871	746	471	479		793,138	796,073

Cumulative Totals	$480,474	$517,490	$607,571	$791,442	$792,188	$792,659	$793,138	$793,138

Interest Rate
Sensitivity GAP	$(32,654)	$14,900	$(453)	$(72,721)	$73,220	$54,010	$26,757	$38,444
Cumulative GAP	$(32,654)	$(17,754)	$(18,207)	$(90,928)	$(17,708)	$36,302	$63,059	$101,503
Interest Sensitive Assets/
Interest Sensitive
Liabilities	93%	97%	97%	89%	98%	105%	108%	113%
Cumulative GAP/
Total Earning Assets	-4%	-2%	-2%	-10%	-2%	4%	7%	11%

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

Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$132,424	$5,542	4.37%	14.06%	57bp
100	130,162	3,280	2.59	13.82	33
Static	126,882	--	--	13.49	--
(100)	122,728	(4,154)	(3.27)	13.08	(41)
(200)	119,967	(6,915)	(5.45)	12.82	(67)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of December 31, 2008.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$28,408	$(92)	(.32%)
100	28,979	479	1.68
Static	28,500	--	--
(100)	28,530	30	.11
(200)	28,794	294	1.03

The above table indicates that as of December 31, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company’s net interest income for the 12 months ending December 31, 2008, subject to the significant limitations specified in the following paragraph, would approximate the static scenario. However, higher net interest income than shown could result by the effective execution of various deposit pricing and other related strategies.

As is the case with the GAP table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.  It is unlikely that the increases in net interest income shown in the table would occur, if deposit rates continue to lag prime rate reductions, in falling rate scenarios.  Conversely, in rising rate scenarios, competitors deposit rates would be an important determinant for any increases in interest income.

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

Capital Resources

The Company has sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the  Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor.  The Company may call the securities on any interest payment date after five years.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor.  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.

The Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issuance of $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, former director of Pennsylvania Commerce and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been a director of the Company.  Trust IV also issued $0.4 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock.

The shareholders’ equity of the Company as of December 31, 2008, totaled approximately $79.3 million compared to approximately $80.5 million as of December 31, 2007. This decrease of approximately $1.1 million was comprised of other comprehensive loss of $1.7 million and 2008 net loss of $472,000, partially offset by $931,000 from stock option exercises. The book value per share of the Company’s common stock decreased from $7.80 as of December 31, 2007, based upon 10,320,908 shares outstanding, as adjusted for treasury stock to $7.46 as of December 31, 2008, based upon 10,631,348 shares outstanding at December 31, 2008, as adjusted for treasury stock.

Regulatory Capital Requirements

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses

(within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.26% and 11.01% at December 31, 2008 and 2007, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2008 and 2007 were 12.26% and 10.07%, respectively. At December 31, 2008 and 2007, the Company exceeded the requirements for risk-based capital adequacy under both federal and Pennsylvania state guidelines.

Under FRB and FDIC regulations, a bank and a holding company are deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2008 and 2007, the Company’s leverage ratio was 11.14% and 9.44%, respectively. Accordingly, at December 31, 2008 and 2007, the Company was considered “well capitalized” under FRB and FDIC regulations.

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

The following table presents the Company’s regulatory capital ratios at December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company.	110,927	13.26%	66,915	8.00%	-	-
Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company.	102,518	12.26%	33,458	4.00%	-	-
Tier one leverage capital
Republic	90,921	9.91%	45,890	5.00%	45,890	5.00%
Company.	102,518	11.14%	46,001	5.00%	-	-

At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company.	99,704	11.01%	72,638	8.00%	-	-
Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company.	91,196	10.07%	36,319	4.00%	-	-
Tier one leverage capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company.	91,196	9.44%	48,294	5.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2008 and 2007, all capital adequacy requirements to which they are subject. As of December 31, 2008, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

In addition to the above minimum capital requirements, federal banking regulators are required to take specified “prompt corrective action” when an insured institution’s capital level falls below certain levels. The rule defines five capital categories based on several of the above capital ratios. Republic currently exceeds the levels required for a bank to be classified as “well capitalized”. However, the Federal Reserve may consider other criteria when determining such classifications, which criteria could result in a downgrading in such classifications.

The Company’s equity to assets ratio increased to 8.33% as of December 31, 2008, from 7.92% as of December 31, 2007. The increase at year-end 2008 was the result of the $64.3 million decrease in total assets at December 31, 2008 compared to December 31, 2007.  The Company’s average equity to assets ratio for 2008, 2007 and 2006 was 8.44%, 8.01% and 8.17%, respectively. The Company’s average return on equity for 2008, 2007 and 2006 was (0.60) %, 8.86% and 14.59%, respectively; and its average return on assets for 2008, 2007 and 2006, was (0.05)%, 0.71% and 1.19%, respectively.

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

The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $34.4 million at December 31, 2008, compared to $73.2 million at December 31, 2007. Loan maturities and repayments are another source of asset liquidity. At December 31, 2008, Republic estimated that in excess of $50.0 million of loans would mature or repay in the six-month period ended June 30, 2009. Additionally, the majority of its securities are available to satisfy liquidity requirements through pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System (“FHLB”). At December 31, 2008, Republic had $67.4 million in unused lines of credit available under arrangements with the FHLB and with correspondent banks, compared to $113.1 million at December 31, 2007. The decrease in available lines resulted from the reduction in the secured lines of available credit.  Management believes it satisfactorily exceeds regulatory liquidity guidelines. These lines of credit enable Republic to purchase funds for short to long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At December 31, 2008, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $88.4 million.

Certificates of deposit scheduled to mature in one year totaled $370.4 million at December 31, 2008. The Company anticipates that it will have sufficient funds available to meet its current commitments. In addition, the Company can use term borrowings to replace these borrowed funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of Republic’s interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a contingency line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million at December 31, 2008.  Republic had drawn down $0 on this line at December 31, 2008. Republic has also established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $205.7 million.  That $205.7 million capacity is reduced by advances outstanding to arrive at the unused line of credit available.  As of December 31, 2008 and 2007, Republic had borrowed $92.0 million and $113.4 million, respectively from the FHLB. Investment securities represent a primary source of liquidity for Republic. Accordingly, investment decisions generally reflect liquidity over other considerations.  Additionally, Republic has uncollateralized overnight advances with PNC.  As of December 31, 2008 and 2007, there were $10.0 million and $20.0 million of such overnight advances outstanding.

Operating cash flows are primarily derived from cash provided from net income during the year and are another source of liquidity.

The Company’s primary short-term funding sources are certificates of deposit and its securities portfolio. The circumstances that are reasonably likely to affect those sources are as follows. Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, the incremental cost may vary depending on market conditions. The Company’s securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. In addition, numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

The ALCO committee is responsible for managing the liquidity position and interest sensitivity of Republic. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government Agency issued mortgage backed securities, municipal securities, corporate bonds and trust preferred securities. The Company’s ALCO monitors and approves all security purchases.  The decline in securities in 2007 primarily reflected the maturity of an eighteen month security.  The increase in the total amortized cost of securities in 2008 primarily reflected the purchase of mortgage backed securities.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2008, 2007 and 2006 follows.

	Investment Securities Available for Sale at December 31,
	(Dollars in thousands)
	2008	2007	2006
U.S. Government Agencies	$-	$-	$18,570
Mortgage backed Securities/CMOs (1)	60,859	55,579	58,642
Municipal Securities	10,073	12,338	11,533
Corporate Bonds	5,988	4,995	-
Trust Preferred Securities	8,003	10,058	12,586
Other securities	279	280	281
Total amortized cost of securities	$85,202	$83,250	$101,612

Total fair value of investment securities	$83,032	$83,659	$102,039

	Investment Securities Held to Maturity at December 31,
	(Dollars in thousands)
	2008	2007	2006
U.S. Government Agencies	$3	$3	$3
Mortgage backed Securities/CMOs (1)	15	15	58
Municipal Securities	30	90	100
Other securities	150	174	172
Total amortized cost of investment securities	$198	$282	$333

Total fair value of investment securities	$214	$285	$338

  (1)           Substantially all of these obligations consist of U.S. Government Agency issued securities.

The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2008. Mortgage backed securities are presented without consideration of amortization or prepayments.

	Investment Securities Available for Sale at December 31, 2008
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
						(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$-	-	$-	-	$-	$-	-
Mortgage backed securities	-	-	105	5.87%	-	-	62,571	5.72%	62,676	60,859	5.72%
Municipal securities	-	-	-	-	-	-	9,123	4.29%	9,123	10,073	4.29%
Corporate Bonds	-	-	-	-	3,043	6.36%	3,000	5.96%	6,043	5,988	6.16%
Trust Preferred securities	-	-	-	-	-	-	4,932	5.40%	4,932	8,003	5.40%
Other securities	-	-	155	4.40%	103	5.05%	-	-	258	279	4.66%
Total AFS securities	$-	-	$260	4.99%	$3,146	6.22%	$79,626	5.55%	$83,032	$85,202	5.58%

	Investment Securities Held to Maturity at December 31, 2008
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$3	3.31%	$-	-	$3	3.31%
Mortgage backed securities	-	-	-	-	-	-	15	7.48%	15	7.48%
Municipal securities	-	-	-	-	-	-	30	7.51%	30	7.51%
Other securities	-	-	110	6.31%	-	-	40	0.00%	150	4.64%
Total HTM securities	$-	-	$110	6.31%	$3	3.31%	$85	3.96%	$198	5.26%

Fair Value of Financial Instruments

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

     The types of instruments valued based on quoted market prices in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

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

 The Level 3 investment securities classified as available for sale are comprised of various issues of bank pooled trust preferred securities. Bank pooled trust preferred consists of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. The securities are performing according to terms, however the secondary market for such securities has become inactive, and such securities are therefore classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently no secondary market for the securities and there can be no assurance that any secondary market for the securities will develop.

The following table presents a reconciliation of the securities available for sale measured as fair value on a recurring basis using significant unobservable imputs (level 3) for the year ended December 31:

2008
(In Thousands)
Beginning balance, January 1	$-
Securities transferred to Level 3 measurement during 2008	9,986
Unrealized losses arising during 2008	(2,999)
Impairment charge on Level 3 security	(1,438)
Other, including proceeds from calls of investment securities	(617)

Ending balance, December 31	$4,932

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2008. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default.

Prepayment Assumptions. Due to the lack of new trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 0%.

Prepayments affect the securities in three ways. First, prepayments lower the absolute amount of excess spread, an important credit enhancement. Second, the prepayments are directed to the senior tranches, the effect of which is to increase the overcollateralization of the mezzanine layer, the layer at which the Company is located in each of the securities. However, the prepayments can lead to adverse selection in which the strongest institutions have prepaid, leaving the weaker institutions in the pool, thus mitigating the effect of the increased overcollateralization. Third, prepayments can limit the numeric and geographic diversity of the pool, leading to concentration risks.

Deferral and Default Rates. Trust preferred securities include a provision that allows the issuing bank to defer interest payments for up to five years. The estimates for the rates of deferral are based on the financial condition of the trust preferred issuers in the pool. Estimates for the conditional default rates are based on the trust preferred securities themselves as well as the financial condition of the trust preferred issuers in the pool.

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moodys, Fitch, Bankrate.com and The Street.com. Recent stock price information is also considered, as well as the 52 week high and low, for each bank in each security. Finally, the receipt of TARP funding is considered, and if so, the amount.

Estimates for longer term rates of deferral and defaults are based on historical averages based on a research report issued by Salomon Smith Barney in 2002. Default is defined as any instance when a regulator takes an active role in a bank’s operations under a supervisory action. This definition of default is distinct from failure. A bank is considered to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.

The rates of deferral and conditional default are estimated at 0.36%.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research that indicate that recoveries on trust preferred securities are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various trust preferred securities

Bond Waterfall. The trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. The Company invested in the mezzanine tranches for all of its trust preferred securities. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at December 31, 2008 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

SFAS No. 157-3 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward looking curve plus 700 basis points.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $15.0 million at December 31, 2008. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $9.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2008, amounted to $287.3 million. There were no loans in excess of the legal lending limit at December 31, 2008.

The Company’s total loans decreased $38.5 million, or 4.7%, to $783.1 million at December 31, 2008, from $821.5 million at December 31, 2007. That decrease reflected a $21.4 million, or 4.5%, decrease in real estate secured loans, which represents the Company’s largest loan category.  The decrease also reflected a $12.6 million, or 5.5%, decrease in construction loans and a decrease of $17.1 million, or 22.2%, decrease in non real estate secured loans, which was partially offset by a $13.1 million, or 154.8%, increase in non real estate unsecured loans.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2008	2007	2006	2005	2004

Commercial:
Real estate secured	$456,273	$477,678	$466,636	$447,673	$351,314
Construction and land development	216,060	228,616	218,671	141,461	107,462
Non real estate secured	60,203	77,347	71,816	49,515	57,361
Non real estate unsecured	21,531	8,451	8,598	10,620	8,917
Total commercial	754,067	792,092	765,721	649,269	525,054
Residential real estate (1)	5,347	5,960	6,517	7,057	8,219
Consumer and other	24,165	24,302	20,952	23,050	17,048
Total loans	783,579	822,354	793,190	679,376	550,321
Deferred loan fees	497	805	1,130	1,290	632
Total loans, net of deferred loan fees	$783,082	$821,549	$792,060	$678,086	$549,689

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

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

	At December 31, 2008
	(Dollars in thousands)
	Commercial and Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer and Other	Total

Fixed Rate
1 year or less	$79,637	$9,727	$-	$3,779	$93,143
1-5 years	246,164	15,366	-	485	262,015
After 5 years	99,164	12,497	5,347	4,090	121,098
Total fixed rate	424,965	37,590	5,347	8,354	476,256

Adjustable Rate
1 year or less	95,222	138,522	-	874	234,618
1-5 years	16,569	16,940	-	176	33,685
After 5 years	1,251	23,008	-	14,761	39,020
Total adjustable rate	113,042	178,470	-	15,811	307,323
Total	$538,007	$216,060	$5,347	$24,165	$783,579

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

At December 31, 2008, 60.8% of total loans were fixed rate compared to 57.0% at December 31, 2007.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-	$-	$-	$-
Restructured loans	-	-	-	-	-
Non-accrual loans
Commercial	2,758	14,757	6,448	2,725	3,914
Construction	13,666	6,747	173	492	656
Residential real estate	-	-	-	-	-
Consumer and other	909	776	295	206	284
Total non-accrual loans	17,333	22,280	6,916	3,423	4,854
Total non-performing loans (1)	17,333	22,280	6,916	3,423	4,854
Other real estate owned	8,580	3,681	572	137	137
Total non-performing assets (1)	$25,913	$25,961	$7,488	$3,560	$4,991

Non-performing loans as a percentage of total
loans, net of unearned income (1)	2.21%	2.71%	0.87%	0.50%	0.88%
Non-performing assets as a percentage of total assets	2.72%	2.55%	0.74%	0.42%	0.75%

(1)
Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $4.9 million, to $17.3 million at December 31, 2008, from $22.3 million at December 31, 2007.  An analysis of 2008 activity is as follows.  The $4.9 million decrease reflected $15.8 million of transfers of loans to two customers to other real estate owned after related 2008 charge-offs of $4.2 million and payoffs of $1.3 million.  The resulting decrease was partially offset by the transition of fifteen loans totaling $16.5 million to non-accrual status.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2008, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual, for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Interest income that would have been recorded
had the loans been in accordance with their
original terms	$553,000	$1,447,000	$479,000	$165,000	$391,000
Interest income included in net income	$-	$-	$-	$-	$170,000

At December 31, 2008, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to  real estate operators and lessors in the aggregate amount of $288.4 million, which represented 36.8% of gross loans receivable at December 31, 2008. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended to real estate agents and managers in the amount of $99.8 million, which represented 12.7% of gross loans receivable at December 31, 2008. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. Republic had no credit exposure to “highly leveraged transactions” at December 31, 2008 as defined by the Federal Reserve.

Allowance for Loan Losses

A detailed analysis of the Company’s allowance for loan losses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is as follows: (Dollars in thousands)

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$8,508	$8,058	$7,617	$6,684	$7,333

Charge-offs:
Commercial	7,778	1,503	601	29	1,036
Tax refund loans	-	-	1,286	1,113	700
Consumer	19	3	-	21	186
Total charge-offs	7,797	1,506	1,887	1,163	1,922
Recoveries:
Commercial	119	81	37	287	1,383
Tax refund loans	77	283	927	617	200
Consumer	3	2	-	6	4
Total recoveries	199	366	964	910	1,587
Net charge-offs	7,598	1,140	923	253	335
Provision for loan losses	7,499	1,590	1,364	1,186	(314)
Balance at end of period	$8,409	$8,508	$8,058	$7,617	$6,684

Average loans outstanding (1)	$789,446	$820,380	$728,754	$602,031	$493,635

As a percent of average loans (1):
Net charge-offs	0.96%	0.14%	0.13%	0.04%	0.07%
Provision for loan losses	0.95%	0.19%	0.19%	0.20%	(0.06)%
Allowance for loan losses	1.07%	1.04%	1.11%	1.27%	1.35%

Allowance for loan losses to:
Total loans, net of unearned income	1.07%	1.04%	1.02%	1.12%	1.22%
Total non-performing loans	48.51%	38.19%	116.51%	222.52%	137.70%
__________
(1)         Includes non-accruing loans.

In 2008, the Company charged-off loans to three customers totaling $7.6 million prior to the transfer of the remaining loan balances to other real estate owned.  In 2007, the Company charged-off commercial loans to three borrowers totaling $1.4 million.  There were no charge-offs on tax refund loans in 2008 and 2007 as the Company did not purchase tax refund loans in those years.  Recoveries on tax refund loans decreased to $77,000 in 2008, from $283,000 in 2007 as a result of the discontinuation of the tax refund loan program in 2007.  Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that management determines is adequate to absorb inherent losses in the loan portfolio. The Company’s board of directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The board of directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2008. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

	At December 31,
	(Dollars in thousands)
	2008		2007		2006		2005		2004
Allocation of the allowance for loan losses (1):	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$4,721	68.6%	$5,303	68.5%	$5,852	69.0%	$5,074	74.8%	$5,016	75.9%
Construction	3,278	27.6%	2,739	27.8%	1,714	27.6%	1,417	20.8%	783	19.5%
Residential real estate	41	0.7%	43	0.7%	48	0.8%	71	1.0%	33	1.5%
Consumer and other	241	3.1%	174	3.0%	156	2.6%	231	3.4%	115	3.1%
Unallocated	128	-	249	-	288	-	824	-	737	-
Total	$8,409	100%	$8,508	100%	$8,058	100%	$7,617	100%	$6,684	100%

__________
(1)         Gross loans net of unearned income.

The methodology utilized to determine the amount of the allowance for loan losses is as follows: the Company first applies an estimated loss percentage against all loans which are not specifically reserved. In 2008, excluding tax refund loans, the Company experienced net charge-offs to average loans of approximately 0.96%.  Net recoveries and net charge-offs, respectively, excluding tax refund loans, to average loans were 0.17%, 0.08%, (0.04)% and (0.03)% in 2007, 2006, 2005 and 2004.  In the absence of sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience longer than over the past five years, the Company maintained those percentages in 2008. Due to the economic downturn, the Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors.  The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, the Company estimates and recognizes reserve allocations on loans classified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  The unallocated component decreased $536,000 from $824,000 at December 31, 2005 to $288,000 at December 31, 2006 as the Company integrated the revised Interagency Policy Statement on the allowance for loan losses issued by the FDIC in December 2006.  As of December 31, 2007, the unallocated component decreased $39,000 to $249,000 from $288,000 at December 31, 2006.  As of December 31, 2008, the unallocated component decreased $121,000 to $128,000 from

$249,000 at December 31, 2007.  Total loans at December 31, 2008, decreased to $783.1 million from $821.5 million at the prior year-end.  The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2008, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $754.1 million, $5.3 million and $24.2 million.

The recorded investment in loans that are impaired in accordance with SFAS No. 114 totaled $18.3 million, $22.3 million and $6.9 million at December 31, 2008, 2007 and 2006 respectively. The amounts of related valuation allowances were $2.4 million, $1.6 million and $1.8 million respectively at those dates.  There were no impaired loans at December 31, 2008 or 2007, for which no specific reserve was recorded.  For the years ended December 31, 2008, 2007 and 2006 the average recorded investment in impaired loans was approximately $10.6 million, $16.1 million, and $5.3 million, respectively.  Republic earned $70,000 of interest income on impaired loans (internally classified accruing loans) in 2008.  The Company did not recognize any interest income on impaired loans during 2007 or 2006.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2008 and 2007, internally classified accruing loans totaled approximately $947,000 and $702,000 respectively.  The amounts of related valuation were $151,000 and $56,000 respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2008 and 2007, in the aggregate principal amount of $8.9 million and $3.6 million respectively; and (ii) 60 to 89 days past due, at December 31, 2008 and 2007 in the aggregate principal amount of $3.6 million and $1.6 million respectively.

The following table is an analysis of the change in Other Real Estate Owned for the years ended December 31, 2008 and 2007.

Dollars in thousands

	2008	2007
Balance at January 1,	$3,681	$572
Additions, net	21,384	3,639
Sales	14,870	530
Writedowns/losses on sales	1,615	-
Balance at December 31,	$8,580	$3,681

Deposit Structure

Of the total daily average deposits of approximately $731.0 million held by Republic during the year ended December 31, 2008, approximately $76.7 million, or 10.5%, represented non-interest bearing demand deposits, compared to approximately $78.6 million, or 10.6%, of total daily average deposits during 2007. Total deposits at December 31, 2008, consisted of $70.8 million in non-interest-bearing demand deposits, $43.0 million in interest-bearing demand deposits, $231.6 million in savings and money market accounts, $139.7 million in time deposits under $100,000 and $254.0 million in time deposits greater than $100,000.

The following table is a distribution of Republic’s deposits for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2008	2007	2006	2005	2004
Demand deposits, non-interest bearing	$70,814	$99,040	$78,131	$88,862	$97,790
Demand deposits, interest bearing	43,044	35,235	47,573	69,940	54,762
Money market & savings deposits	231,643	223,645	260,246	223,129	170,980
Time deposits	393,666	422,935	368,823	265,912	187,152
Total deposits	$739,167	$780,855	$754,773	$647,843	$510,684

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

The following table is a distribution of the average balances of Republic’s deposits and the average rates paid thereon, for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,
	(Dollars in thousands)
	2008		2007		2006
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits, non-interest- bearing	$76,671	-%	$78,641	-%	$82,233	-%
Demand deposits, interest-bearing	33,976	0.96%	38,850	1.10%	53,073	1.06%
Money market & savings deposits	222,590	2.76%	266,706	4.48%	240,189	3.79%
Time deposits	397,740	3.73%	361,120	5.21%	304,375	4.64%
Total deposits	$730,977	2.92%	$745,317	4.18%	$679,870	3.50%

The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2008.

Certificates of Deposit
(Dollars in thousands)
2008
Maturing in:
Three months or less	$218,310
Over three months through six months	18,090
Over six months through twelve months	15,750
Over twelve months	1,808
Total	$253,958

The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2009 through 2013, which includes brokered certificates of deposit of approximately $136.8 million with original terms of one to two months.

(Dollars in thousands)
2009	2010	2011	2012	2013	Thereafter	Total

$370,442	$21,528	$746	$471	$479	$-	$393,666

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

Management previously determined that each of the Company’s current and former subsidiary trusts, Trust I, Trust II, Trust III and Trust IV, qualifies as a variable interest entity under FIN 46.  Trust I originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company.  The securities were subsequently refinanced via a call during 2006 from proceeds of an issuance by Trust II.  Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.   The Company issued an additional $5.0 million of pooled trust preferred securities in June 2007.  Trust III holds, as its sole asset, subordinated debentures issued by the Company in 2007.  In June 2008, the Company issued an additional $10.8 million of convertible trust preferred securities.  Trust IV holds as its sole asset, subordinated debentures issued by the Company in 2008.

The Company does not consolidate its subsidiary trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the trusts' expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

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

The consolidated financial statements of the Company begin on Page 76.

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934).  The Company’s internal control over financial reporting is under the general oversight of the board of directors acting through the Audit Committee, which is composed entirely of independent directors.  Beard Miller Company LLP, the Company’s independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company’s accounting, financial reporting or internal controls.  The Audit Committee meets periodically with management, internal auditors and Beard Miller Company LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting.  Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control- Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, due to the identification and effect of the following material weaknesses:

•	a lack of adequate controls over accounting for other than temporarily impaired investment securities in accordance with Statement of Financial Accounting Standards No. 115, and

•
a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and that the financial statements and related footnotes are presented and reviewed in a timely fashion.

 Management’s report on internal control over financial reporting is set forth at page 73, and is incorporated in this item by reference.  The Company’s internal control over financial reporting has been audited by Beard Miller Company LLP, an independent, registered public accounting firm, as stated in its report, which is set forth at page 74 and is incorporated in this item by reference.

Changes in Internal Control Over Financial Reporting.  As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2008, Paul Frenkiel resigned his position as Executive Vice President and Chief Financial Officer of the Company and Republic on November 7, 2008, and on such date Edward J. Ryan was appointed to serve as the acting Chief Financial Officer of the Company and Republic.

Item 9B:     Other Information

Not applicable

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors

The Company’s by-laws provide that the board may consist of not less than five directors and not more than 25 directors, classified into three classes, as nearly equal in number as possible, with the specific number of directors fixed from time to time by resolution of the board.  The members of one class of directors is elected at each annual meeting and each class of directors serves for approximately three years.  Information regarding the current members of the Company’s board of directors follows.

William W. Batoff, age 73, has been a director of the Company and Republic since 1988 and a director of First Bank of Delaware since 1999.  Since 1996, he has been the Managing Director of William W. Batoff Associates, a government relations consulting firm.  Prior to that, Mr. Batoff was a senior consultant of Cassidy & Associates, a government relations consulting firm, since 1992, and has been a Presidential Appointee to the Advisory Board of the Pension Benefit Guarantee Corporation (PBGC) a United States Government Agency.

Robert J. Coleman, age 71, has been a director of the Company and Republic since April 2003.  He has also been the Chairman and Chief Executive Officer of Marshall, Dennehey, Warner, Coleman & Goggin, a defense litigation law firm, since 1974.

Theodore J. Flocco, Jr., C.P.A. age 64, has been a director of the Company and Republic since June 2008.  Before his retirement from Ernst & Young LLP, Mr. Flocco was Senior Audit Partner and advised many of the largest SEC regulated clients of the Philadelphia office for more than 35 years, including several regional and local banks.  Mr. Flocco’s appointment to the board of directors resulted from investments by Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and a former director and current shareholder of Pennsylvania Commerce, and a group of three other investors, including Mr. Flocco, in a private placement of $10.8 million of convertible trust preferred securities sponsored by Republic First.  In connection with the investments, Mr. Hill entered into a consulting agreement with Republic First which, among other things, provides Mr. Hill the right to designate one individual to the board of directors, and Mr. Flocco is Mr. Hill’s designee for that position.  Mr. Flocco has experience in the banking, mutual fund, real estate and manufacturing and distribution industries. His responsibilities at Ernst & Young LLP included consulting with senior executives and directors of companies on accounting and strategic business issues, mergers and acquisitions, public offerings and SEC registrations. He has extensive experience in the public offering market, having spearheaded more than 100 public equity and debt offerings.

Lyle W. Hall, Jr., age 64, has been a director of the Company and Republic since April 2004.  He has been a director of First Bank of Delaware since November 2007.  Mr. Hall has been the President of Deilwydd Partners, a real estate and financial consulting company, since 1987.  Prior to that, Mr. Hall was the Executive Vice President and Director of Butcher & Company, a New York Stock Exchange Investment Banking Company.  Mr. Hall is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Harry D. Madonna, age 66 has been the chairman of the Company and Republic since 1988, and chief executive officer of Republic First and Republic First Bank since January 2002.  Mr. Madonna has been chairman of the board of directors of First Bank of Delaware since 1999, and its chief executive officer since January 2002.  Mr. Madonna was of counsel to Spector Gadon & Rosen, P.C., a general practice law firm located in Philadelphia, Pennsylvania, from January 1, 2002 until June 30, 2005, and prior to that, was a partner of Blank Rome Comisky & McCauley LLP, a general practice law firm located in Philadelphia, Pennsylvania, since 1980.

Neal I. Rodin, age 62, has been a director of the Company and Republic since 1988.  Mr. Rodin has been the Managing Director of the Rodin Group, an international real estate investment company, since 1988, and has been the President of IFC, an international financing and investing company, since 1975.

Barry L. Spevak, age 48, has been a director of the Company and Republic since April 2004.  He has also been a partner with Miller Downey Spevak Kaffenberger, Limited, a certified public accounting firm, since 1991 and serves on the board of directors of the Recording for the Blind and Dyslectic.

Harris Wildstein, Esq., age 62, has been a director of the Company and Republic since 1988.  Since 1999, Mr. Wildstein has been a director of the First Bank of Delaware.  Since September 2004, Mr. Wildstein has been an owner and officer of Lifeline

Funding, LLC.  He has been the Vice President of R&S Imports, Ltd., an automobile dealership, since 1977, and President of HVW, Inc., an automobile dealership, since 1982.

As noted above, Messrs. Madonna, Batoff, Hall and Wildstein are members of First Bank of Delaware’s Board of Directors.  First Bank of Delaware’s class of common stock is registered with the Federal Deposit Insurance Corporation, or “FDIC,” pursuant to section 12 of the Securities Exchange Act of 1934, as amended.  Mr. Rodin and Mr. Batoff are brothers-in-law.

Executive Officers

     The following sets forth certain information regarding executive officers of the Company. Information pertaining to Harry D. Madonna, who is both a director and the chief executive officer of the Company and Republic, may be found in the section entitled Directors.

Edward J. Ryan, 53, has been the acting Chief Financial Officer of the Company and Republic since November 2008, and previously served as the Controller of the Company and Republic since October 2005.  From 1999 to October 2005, Mr. Ryan served as the Accounting Manager for American Business Financial Services Inc.

Carol L. Hunter, 60, has been the Chief Credit Officer of Republic since January 2008, and previously as a Senior Credit Officer of Republic since March 2007. From 1984 to February 2007, served in various functions at PNC Bank, most recently as a Senior Business Advisor for Commercial Banking.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company’s officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports.  Based on the Company’s review of the copies of the reports filed by such persons and written representations, the Company believes that all filings required to be made by Reporting Persons for the period from January 1, 2008 through December 31, 2008 were made on a timely basis except for three untimely Form 4s reporting ten transactions filed by William W. Batoff, one untimely Form 4 reporting one transaction and one Form 5 reporting a transaction that should have been reported on Form 4 filed by Robert J. Coleman, one untimely Form 4 reporting one transaction filed by Louis J. DeCesare, Jr., two untimely Form 4s reporting two transactions filed by Lyle W. Hall, Jr., one untimely Form 3 filed by Carol Hunter, four untimely Form 4s reporting six transactions filed by Harry D. Madonna, two untimely Form 4s reporting six transactions filed by Neal Rodin, two untimely Form 4s reporting three transactions filed by Barry Spevak, and two untimely Form 4s reporting five transactions filed by Harris Wildstein.

Code of Ethics

     The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The text of the Company’s code of ethics is available on the Company’s website at www.rfbkonline.com.

Audit Committee and Financial Expert

     The board of directors of the Company has designated a standing audit committee.  Messrs. Hall (chair), Batoff and Spevak serve as members of the Audit Committee.  The board of directors has determined that Mr. Hall is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K, and is “financially sophisticated,” as that term is defined under Nasdaq rules.  All members of the Audit Committee are independent under Nasdaq listing standards, including the independence criteria applicable to audit committee members.

Item 11:    Executive Compensation

Compensation Discussion and Analysis

Overview of the Executive Compensation Program. The Company’s executive compensation program includes a number of fixed and variable compensation and benefit components, typical of programs among comparable community banking and financial services companies in our local and regional marketplace.

The program seeks to provide participating executives with an industry-competitive level of total compensation when their collective and individual performances meet or exceed the goals approved by the board of directors, the compensation committee or the chief executive officer.

Compensation Philosophy and Program Objectives. We believe that the compensation program for executives should directly support the achievement of annual, longer-term and strategic goals of the business, and, thereby, align the interests of executives with the interests of the Company’s shareholders.

We believe the current program provides sufficient levels of fixed income, in the forms of base salary and health and welfare benefits, to attract high caliber executive talent to the organization.  It also provides competitive annual bonus and longer-term incentive opportunities to encourage specific performance and to reward the successful efforts of executives.

The incentive opportunities are based on competitive industry practice, an executive’s role in the organization, and performance.

Our current program contains certain deferred post-employment compensation features, provided on a selective basis, to encourage retention through long-term wealth accumulation opportunities and to assure transition support in the event of substantial organization or ownership change.  These provisions are designed to support retention of good performers by the organization.

We believe that the features and composition of the current program are consistent with practices of other comparable community banking and financial services organizations in our marketplace and that the program balances the need for competitive pay opportunities at the executive level with shareholders’ expectations for reasonable return on their investment.

Program Management. The compensation committee of the board of directors has primary responsibility for the design and administration of the compensation of the chief executive officer of the Company and Republic, and makes recommendations with respect to the compensation program for other executive officers.  The compensation committee will consider the make-up and administration of the executive compensation program in light of changing organization needs and operating conditions and changing trends in industry practice.  The compensation committee has the power and authority to retain consultants and, in 2006, retained Strategic Compensation Planning, Inc., of Malvern, PA, to assist the compensation committee in structuring the employment agreements for the chief executive officer of the Company and Republic.  See “Executive Compensation” on page 59 for more information regarding this employment agreement.

Role of Executive Management in the Pay Decision Process.  The compensation committee is responsible for approving compensation of the chief executive officer of the Company and Republic.  It will also make recommendations with respect to the compensation of other executive officers.  In formulating its decisions, the compensation committee may seek information about the performance of the business, organization staffing requirements and the performance levels of incumbent executives from the chief executive officer.  It will also utilize the services of the Company’s chief financial officer and other officers of the Company to the extent the compensation committee deems appropriate.

Program Review and Pay Decision Process.  Annually, the compensation committee reviews information on executive compensation levels in the industry and industry program practices, reviews the Company’s compensation program, and considers adjustments to the program, salary adjustments and incentive awards.  The compensation committee will examine the current compensation and benefit levels of incumbent executives in light of their continuing or changing roles in the business and the assessments of their individual performances by the compensation committee or the Chief Executive Officer.  It will also determine annual bonus compensation, after consideration of Company and individual performance, but which is ultimately discretionary.

The compensation committee may also be called upon to consider pay related decisions throughout the calendar year as executives are reassigned or promoted and new executives join the organization.  In these instances, the compensation committee will review all aspects of the executive’s compensation including base salary level, annual incentive opportunities, longer-term incentive awards, participation in special benefit plans, and employment contract provisions, if applicable.

Pay Decision Factors and Considerations.  The following factors typically influence compensation committee decisions on pay and benefits for Company executives:

Salary: executive’s overall performance during the year ending, changes in organization role and scope of responsibility, current salary in relation to the position’s market value, any significant changes in the industry’s pay practices for comparable positions.

Annual Bonus Compensation: competitive industry practice with respect to size of awards, actual performance (achievement) against goals and objectives.

Longer-term Incentive Awards: competitive industry practice with respect to size of awards, recent performance of the Company and the individual executive, applicable accounting rules for expensing equity awards, and shareholder concerns about dilution and overhang.

Nonqualified Compensation and Benefits: tax rules on qualified benefit plans, likely replacement income benefits for executives compared to other categories of employees within the organization, competitive industry practice for comparable type and level of executive positions.

Perquisites: the needs of the executive’s position, frequency of travel to other Company locations, or to meet with Company clients and prospective clients, and competitive industry practices for comparable executive roles.

Employment Agreements: where they serve Company needs for confidentiality about business practices and plans and preservation of the customer base (noncompetition and nonsolicitation provisions) and competitive industry practices.

Basis for Defining Competitive Compensation Levels and Practices.  The types and levels of compensation included in the Company’s executive compensation program are generally consistent with current features and programming trends among similar size and type organizations in the Company’s local and regional marketplace.

The compensation committee reviews survey reports on national and regional compensation practice within Company’s industry group, focusing on pay levels and practices among community banking and diversified financial services institutions based in the Mid-Atlantic Region and specifically the Greater Philadelphia metropolitan marketplace having assets of $800 million to $1.5 billion.  This range of institutions represents banking companies that are somewhat smaller and somewhat larger than Company.  The asset range will be modified from time to time as Company’s operating circumstances change.

For the 2008 program planning cycle, the compensation committee reviewed executive compensation information from the following institutions in Pennsylvania, Delaware, and New Jersey:

Abington Community Bancorp, Inc.	Greater Community Bancorp
Bancorp, Inc.	Leesport Financial Corp.
Bryn Mawr Bank Corp.	Royal Bancshares of Pennsylvania
First Chester County Corp.

Program Components.  There are six (6) elements in the current executive compensation program:

Base Salary.  Base salary opportunities are targeted at the median level of industry practice for comparable jobs in like size and type community banking and financial service organizations.  Within the defined competitive range, an executive’s salary level is based initially on his qualifications for the assignment and experience in similar level and type roles.  Ongoing, salary adjustments reflect the individual’s overall performance of the job against organization expectations and may also reflect changes in industry practices.

Health & Welfare Benefits.  Executives participate in Company’s qualified health & welfare benefits program on the same terms and conditions as all other employees of the Company.

Annual Performance Incentives.  The Company pays bonus compensation which provides executives with opportunities to earn additional cash compensation in a given year.  Bonus compensation is discretionary, but Company and business unit operating results and individual performance contributions are considered.  Typical annual performance metrics for Company executives include net income, loan and deposit growth and net interest margin.  The determination of actual bonus amounts is not formulaic, but, rather, the result of a review of achievements by the chief executive officer and the compensation committee and the application of prevailing industry practices on annual incentive awards.

Longer-term Performance Incentives.  Executives are eligible to participate in longer-term incentive award plans established to focus executive efforts on the strategic directions and goals of the business and to reward them for their successes in increasing enterprise value.  Awards can result in additional cash compensation or equity grants in the form of stock options or restricted stock.  While the size of such awards may increase or decrease based on current business performance, it is the intention of the compensation committee to recommend some combination of the available awards at least annually as an incentive to focus executives future efforts on longer-term needs and objectives of the business.

        Equity Grant Plans.  Our Amended and Restated Stock Option and Restricted Stock Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants.  We can also grant restricted stock to these same audiences.  Our compensation committee is the administrator of all stock grant plans.  Stock option or restricted stock grants may be made at the commencement of employment and from time to time to meet other specific retention or performance objectives, or for other reasons.  Periodic grants of stock options or restricted stock are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of the chief executive officer.

        Deferred Compensation.  At the end of the calendar year, named executive officers may receive, at the compensation committee’s discretion, a contribution equal to some percentage of their base salary or base salary and bonus, usually 10%-25%, into our deferred compensation plan.  Contributions vest over three (3) years.  The value and any earnings on participant accounts are determined by the changes in value of the Company’s common stock.  Receipt of the deferred compensation and earnings is deferred to normal retirement.

Nonqualified Benefits and Perquisites.  We currently do not offer a nonqualified supplemental retirement income plan (SERP) to any of our executives, but our chief executive officer, as a former non-employee director, has an account balance in a now frozen retirement income plan for Company Directors.

Perquisites for Company executives are generally limited automobile allowance or use of a Company-provided automobile, and, in a very few instances, a club membership.  Typically, these perquisites are provided in instances where such benefits can facilitate the conduct of business with corporate and high net worth clients.

Employment Agreements and Change of Control.  Our chief executive officer has an employment agreement with the Company and Republic.  The agreement includes a change of control severance provision.  See “Executive Compensation” on page 59 for additional information regarding this agreement.

        Post Retirement Income Benefits.  When retired, former Company executives are only eligible to receive replacement income benefits from our qualified retirement income plans, the same plans covering other employees of the Company.  We do not currently sponsor any type of supplemental retirement income plan for highly compensated employees, although we may consider instituting such a plan in the future.

        Severance in the Event of Termination Not for Cause or Change of Control.  Our chief executive officer has specific severance arrangements in place with the Company in the event of a termination of their employment not related to a change of control and in the event of a change of control.  Under this arrangement, our chief executive officer would receive three times the sum of his then-current base salary plus the average of his bonuses for the prior three years.  All outstanding equity grants and other benefit provisions would fully vest.  We also maintain a change in control policy which would provide a severance benefit to executive officers upon certain changes of control.  See “Severance and Change in Control Benefits” at page 62.

        Tax Gross-up Provision.  The employment agreement for our chief executive officer provides for an excise tax liability gross-up payment following a change of control if his severance benefits exceed the then-current standards under Internal Revenue Code Section 4999.

Status of the Program and Likely Practices Going Forward. The general structure of the Company executive compensation program was established several years ago and it has been continuously refined to meet the changing needs of the business and to maintain a competitive posture in the marketplace for executive talent.

Due to the Company’s recent financial and operating results, the compensation committee determined not to award any bonus compensation to our chief executive officer for 2007 or 2008, and only modest bonus compensation to certain other executive officers.  The compensation committee will evaluate award opportunities for executives, consistent with performance results.

Both stock option grants and deferred compensation contributions are likely to continue with the size of awards tracking with the performance results of the business.

It is possible that some of these future grants may include performance vesting in lieu of the traditional time vesting requirements attached to past grants.

Nonqualified Benefits.  The compensation committee may evaluate the need and effectiveness of a supplemental retirement income plan for certain highly compensated employees in the future.

Perquisites.  We believe the Company’s perquisites have always been modest, offering use of a Company vehicle primarily to those executives who travel among Company’s branch offices and operations centers and those who frequently meet with clients and prospects offsite.  Similarly, club memberships are only provided for those executives who can utilize them in conducting the Company’s business.

Employment Agreements.  The compensation committee has responsibility for review of current and proposed employment agreements and will specifically authorize contract renewals.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code.  Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1,000,000 annually, with certain exemptions for qualified “performance-based” compensation.  The Company has obtained shareholder approval of its stock option plan, and compensation earned pursuant to such plans is exempt from the Section 162(m) limit. Since we retain discretion over bonuses and certain amounts contributed to the deferred compensation plan, such amounts will not qualify for the exemption for performance-based compensation.  Such amounts have not been at levels that, together with other compensation, approached the $1,000,000 limit.  Due to the relatively conservative amount of annual compensation, the Company believes its compensation policies reflect due consideration of Section 162(m).  We reserve the right, however, to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of our shareholders, after taking into consideration changing business conditions or the executive officer’s performance.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We have been engaged in a process of reviewing and modifying our deferred compensation arrangements since the enactment of Section 409A in 2004 in order to maintain compliance under Section 409A.

Executive Compensation

           The following table shows the annual compensation of the Company’s chief executive officer, chief financial officer and the three most highly compensated executive officers of the company other than the chief executive officer and chief financial officer for the fiscal year ended December 31, 2008.  Collectively, these officers are referred to as our “named executive officers.”  Messrs. DeCesare and Frenkiel were no longer serving as executive officers of the Company at December 31, 2008.

2008 Summary Compensation Table

The following table shows the annual compensation of the Company’s named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
Harry D. Madonna, President and Chief Executive Officer (2)	2008	390,225	-	21,330	-	150,427	561,982
	2007	356,384	-	16,731	8,110	174,290	555,515
	2006	330,000	250,000	-	7,799	128,843	716,642
Louis J. DeCesare Former President and Chief Operating Officer (3)	2008	461,751	-	21,330	-	14,265	497,346
	2007	250,000	-	16,731	-	110,739	377,470
	2006	200,000	125,000	-	-	66,952	391,952
Paul Frenkiel Former Chief Financial Officer (4)	2008	121,537	-	6,338	-	33,820	161,695
	2007	113,750	-	6,971	-	32,237	152,958
	2006	104,000	13,000	-	-	31,516	148,516
Carol L. Hunter Chief Credit Officer (5)	2008	116,427	4,250	3,617	-	16,295	140,589
	2007	66,937	-	-	-	961	67,898
	2006	-	-	-	-	-	-
Edward J. Ryan Chief Financial Officer (6)	2008	96,161	4,000	-	-	4,006	104,167
	2007	93,173	8,000	-	-	4,047	105,220
	2006	82,000	500	-	-	2,158	84,658

(1)
The amount shown is the dollar amount recognized for financial statement reporting purposes with respect to the referenced fiscal year in accordance with FAS 123R.  Assumptions made in the valuation of option awards for financial statement reporting purposes are discussed in Note 3. “Summary of Significant Accounting Policies - Stock Based Compensation” in the Notes to Consolidated Financial Statements, included at page 85.

(2)
In 2008, 2007 and 2006, respectively, all other compensation for Harry D. Madonna includes $15,778, $12,192 and $13,510 of automobile and transportation allowance, $26,405, $12,380 and $27,485 of business development expense including a club membership which is sometimes used for personal purposes, $3,727, $3,736 and $4,145 for a supplemental long-term disability policy, $4,692, $3,732 and $4,200 matching contributions by Republic First to Republic First’s 401(k) plan, and $99,825, $142,250 and $79,503 contributions by Republic First to the deferred compensation plan maintained for the benefit of its officers and directors.

(3)
In 2008, 2007 and 2006, respectively, other compensation for Louis J. DeCesare includes $10,568, $18,905 and $11,230 of automobile and transportation allowance, $2,466, $7,834 and $12,540 of business development expense including a club membership which was sometimes used for personal purposes, $1,231, $9,000 and $0 for a 401k match, and $0, $75,000 and $43,182 contributions by the Company to the deferred compensation plan maintained for the benefit of its officers and directors.

(4)
In 2008, 2007 and 2006, respectively, other compensation for Paul Frenkiel includes $5,265, $5,070 and $4,550 of automobile and transportation allowance, $5,122, $4,417 and $4,819 for a 401k match, and $23,433, $22,750 and $22,147 contributions by the Company to the deferred compensation plan maintained for the benefit of its officers and directors.

(5)
In 2008, 2007 and 2006, respectively, other compensation for Carol L. Hunter includes $4,820, $961 and $0 for a 401k match, and $11,475, $0 and $0 contributions by the Company to the deferred compensation plan maintained for the benefit of its officers and directors.

(6)	In 2008, 2007 and 2006, respectively, other compensation for Edward J. Ryan includes $4,006, $4,047 and $2,158 for a 401k match.

2008 Grants of Plan-Based Awards Table
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (1) ($)
Harry D. Madonna	January 23, 2008	12,000	5.99	6.30	24,480
Louis J. DeCesare	January 23, 2008	12,000	5.99	6.30	24,480
Carol L. Hunter	January 23, 2008	5,000	6.35	6.30	10,850

(1)
The grant date fair value was determined in accordance with FAS 123R, by the Black-Scholes option pricing model.  The following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98%; a risk-free interest rate of 3.08% and an expected life of 7.0 years.  Options vest after four years from the date of grant, and are subject to acceleration upon completion of the merger.

The Company’s compensation committee met on January 22, 2008 to authorize the granting of the options in the table shown above, and the grant date was January 23, 2008. Options issued to Mr. Madonna and Mr. DeCesare represented the annual grant of options as per their employment contracts. The grant date exercise price was the price as of the most recent close on January 22, 2008, of $5.99.

Summary Compensation and Grants of Plan-Based Awards.  Our named executive officers receive from the Company a combination of base salary, health and welfare benefits, bonus compensation, long-tern incentive compensation in the form of stock option awards, qualified and nonqualified deferred compensation and perquisites.  Bonus compensation is paid at the discretion of the compensation committee of the Company’s board of directors after consideration of numerous factors, which may include net income, core deposits, loan growth, income from loan programs, and other factors set by the compensation committee.

Effective January 1, 2007, the Company and Republic entered into an employment agreement with Mr. Madonna.  The compensation paid to Mr. Madonna is determined, in large part, by the terms of his employment agreement, which is described below.  Mr. Madonna and Pennsylvania Commerce will enter into a new employment agreement prior to the effective time of the merger which will supersede Mr. Madonna’s existing employment agreement with the Company and Republic.

Mr. Madonna currently serves as chairman of the board, president and chief executive officer of the Company and Republic under the terms of an agreement with an initial term of three years beginning January 1, 2007 at an annual base salary of $330,000.  Pursuant to the terms of the agreement, Mr. Madonna’s annual base salary increased to $363,000 on April 1, 2007, increased an additional 10% on April 1, 2008, and is scheduled to increase an additional 10% on April 1, 2009.  The Company and Republic may terminate Mr. Madonna’s agreement with notice at least six months prior to the scheduled expiration/renewal date or any time for good reason.  Mr. Madonna may terminate the agreement upon six months notice.  Mr. Madonna is also eligible to receive an annual bonus in an amount set by the sole discretion and determination of the compensation committee of the Company’s board of directors upon achieving mutually agreed upon budget criteria.  He will also receive 25% of base salary and most recent bonus as deferred compensation.  Annually, for each of the three years of the agreement, Mr. Madonna will receive 12,000 stock options at an exercise price equal to the stock’s market price on the date of grant, which will vest four years after the grant.  Mr. Madonna will be provided an automobile and will be reimbursed for its operation, maintenance and insurance expenses.  Additionally, he will receive health and disability insurance available to all employees, term life insurance for three times his salary, business related travel and entertainment expenses and club dues and expenses.  The agreement with Mr. Madonna provides for severance and change in control payments, which are discussed below under the caption, “Severance and Change in Control Benefits” at page 62.  It also provides for the non-disclosure by Mr. Madonna of confidential information acquired by him in the context of his employment with the Company and Republic.

2008 Outstanding Equity Awards At Fiscal Year-End Table

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(2)	Option Exercise Price ($) (1)	Option Expiration Date
Harry D. Madonna		12,000	5.99	January 23, 2018
		13,200	11.77	January 2, 2017
	27,104		10.05	April 20, 2015
	25,342		6.16	January 1, 2014
Paul Frenkiel		5,500	11.77	January 2, 2017
Carol L. Hunter		5,000	6.35	January 23, 2018

(1)	The number of shares of common stock underlying options and the option exercise prices have been adjusted in accordance with their terms as a result of the Company’s 10% stock dividend in April, 2007.

(2)	All unexercisable options will vest on the earlier of the fourth anniversary of the date of grant, or upon completion of the merger.

2008 OPTION EXERCISES AND STOCK VESTED
Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Harry D. Madonna (1)	77,516	166,779
Louis J. DeCesare (2)	42,561	161,983

(1)
Options to purchase 23,851, 23,851 and 29,814 shares at per share exercise prices of $3.12, $2.77 and $1.81, respectively, were exercised on May 30, 2008.  The value realized on exercise has been determined based on the closing price of the Company common stock on May 30, 2008, which was $4.66.

(2)
Options to purchase 12,000, 3,727, 17,888, 4,473 and 4,473 shares at per share exercise prices of $5.99, $3.76, $6.16, $2.77 and $2.72, respectively, were exercised on August 29, 2008. The value realized on exercise has been determined based on the closing price of the Company common stock on August 29, 2008, which was $8.99.

2007 Pension Benefits Table
Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)
Harry D. Madonna	Supplemental retirement benefits	16	210,883

(1)
Mr. Madonna’s years of credited service and the present value of his accumulated benefit were determined as of December 31, 2008, which is the same pension plan measurement date that the Company used for financial statement reporting purposes with respect to its audited financial statements for the fiscal year ended December 31, 2008.

In 1992, the Company adopted a supplemental retirement plan for non-employee directors.  The plan was frozen to new participants in 1992, but the Company continues to maintain the plan for participants who served as non-employee directors in 1992.  At that time, Mr. Madonna was a non-employee director and he continues to be a participant in the plan.  The present value of accumulated benefit was calculated based upon the actuarial present value of accumulated benefits, calculated as of December 31, 2008, as follows. The plan provides for a retirement benefit of $25,000 per year for ten years, which payments  may begin at the later of actual  retirement date or 65 years of age. As Mr. Madonna has reached 65 years of age, the amount shown as the present value of the accumulated benefit is the amount necessary to fund $25,000 annual payments over a ten year period commencing as December 31, 2008, the end of the Company’s most recently completed fiscal year, determined using a 4% discount rate.  Upon completion of the merger, in satisfaction of all his rights under this arrangement, Mr. Madonna will be entitled to receive approximately $250,000.

2008 Nonqualified Deferred Compensation Table
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year-End (3) ($)
Harry D. Madonna	-	99,825	(59,216)	331,343
Louis J. DeCesare (4)	-	-	-	-
Paul Frenkiel	-	23,433	2,386	89,604
Carol L. Hunter	-	11,475	904	12,379

(1)	Company contributions are also included as other compensation in the Summary Compensation Table.

(2)
Participant accounts are credited with gains, losses and expenses as if they had been invested in the common stock of the Company.   The amount reported is not included in the Summary Compensation Table.

(3)
The aggregate balances include company contributions of $99,825, $142,250 and $79,503 for Mr. Madonna, $23,433, $22,750 and $22,147 for Mr. Frenkiel and $11,475, $0 and $0 for Ms. Hunter, all included as other compensation in the Summary Compensation Table for 2008, 2007 and 2006, respectively.  Company contributions to the deferred compensation plan vest over a three year period or completion of the merger.  At December 31, 2008, the vested balances for Mr. Madonna, Mr. Frenkiel and Ms. Hunter were $80,060, $17,001, and $0, respectively.

(4)
Mr. DeCesare had no contributions or aggregate earnings in 2008, because when his employment ceased, he was entitled only to a distribution of the vested portion of his account applicable to prior years. The amount of that distribution was $21,434.

The Company has caused a deferred compensation plan to be maintained for the benefit of its officers and directors.  The plan, which permits participants to make contributions up to the amount of his or her salary subject to applicable limitations under the Internal Revenue Code.  In addition, the Company may make discretionary contributions to the plan, typically a percentage of the participant’s base salary or annual cash compensation.  The Company’s contributions to the plan for the benefit of Mr. Madonna are limited by the amounts specified in his January 2007 employment agreement.  The value and any earnings on participant accounts are determined by the changes in value of the Company’s common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.

Severance and Change in Control Benefits.  Mr. Madonna’s employment agreement with the Company and Republic provides for certain severance and change in control benefits.  Upon the occurrence of a change in control (as defined in the agreements), or termination for any reason other than death, resignation by the executive without cause (as defined in the agreements) and termination by the Company or Republic with good reason (as defined in the agreements), Mr. Madonna would receive a severance payment equal to three times his annual base salary plus three times his average bonus over the prior three years.  Mr. Madonna would receive three years of health and life insurance or cash in an amount equal to the cost of such insurance.  Mr. Madonna would receive an automobile.  Mr. Madonna would also receive a “gross-up” payment as reimbursement for any additional excise taxes if triggered under section 4999 of the Internal Revenue Code.  If a change in control occurred December 31, 2008, or Mr. Madonna’s employment was terminated December 31, 2008 for any reason other than death, resignation by Mr. Madonna without cause or termination by the Company or Republic with good reason, Mr. Madonna would have received cash severance, life and health insurance benefits, automobile allowances and tax gross ups aggregating approximately $2.0 million.  Payments following a change in control are to be made in a lump sum.  In all other instances, payments are to be made over 36 months.

In connection with his agreement to enter into a new employment agreement with Pennsylvania Commerce, Mr. Madonna will not be entitled to any change in control compensation as a result of the merger.

     Director Compensation

The following table sets forth information regarding compensation paid by the Company to its current non-employee directors during 2008.

2008 Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Option Awards (1) (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
William W. Batoff	30,000	7,240	2,775	11,000	51,015
Robert J. Coleman	27,250	7,240	-	11,000	45,490
Theodore J. Flocco, Jr. (5)	8,000	-	-	6,000	14,000
Lyle W. Hall, Jr.	38,500	7,240	-	11,000	56,740
Neal I. Rodin	33,500	7,240	7,799	11,000	59,539
Barry L. Spevak	34,625	7,240	-	11,000	52,865
Harris Wildstein Esq.	31,500	7,240	7,499	11,000	57,239

(1)
The amount shown is the dollar amount recognized for financial statement reporting purposes with respect to the referenced fiscal year in accordance with FAS 123R.  Assumptions made in the valuation of option awards for financial statement reporting purposes are discussed in Note 3. “Summary of Significant Accounting Policies - Stock Based Compensation” in the Notes to Consolidated Financial Statements, for the year ended December 31, 2007, included at page 85.  In 2008, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98%;  a risk-free interest rate of 3.08% and an expected life of 7.0 years..

(2)	Each director, other than Mr. Flocco, received a grant of 3,300 options (as adjusted as a result of the Company’s 10% stock dividend in April, 2007) on January 2, 2007. Each such option vests three years after the date of grant, subject to acceleration upon completion of the merger. The fair value as of the date of grant for each director was $15,210. Each director, other than Mr. Flocco, received a grant of 3,000 options on January 23, 2008. Each such option vests three years after the date of grant, subject to acceleration upon completion of the merger.  The fair value as of the date of grant for each director was $6,510. As of December 31, 2008, the following directors had the following outstanding options: Mr. Batoff, 13,996; Mr. Coleman, 13,996; Mr. Hall, 13,996; Mr. Rodin 13,996; Mr. Spevak, 13,996; and Mr. Wildstein, 70,914.

(3)
Amounts shown represent the 2008 expense for supplemental retirement benefits for directors who served as such in 1992, the year in which the benefit originated. The benefit is not provided to directors who joined the board of directors since 1992.

(4)	Amounts shown represent payments to directors for business development and other expenses incurred in their capacity as directors.

(5)	Mr. Flocco was appointed to the board of directors in June 2008.

Employee directors receive no additional compensation for their service on the board.  During 2008, non-employee directors received a $6,000 quarterly retainer.  The audit committee chair received $1,500 for each audit committee meeting attended and each other member of the audit committee received $1,000 for each audit committee meeting attended.  The chair of all other board committees received $750 for each committee meeting attended and each other member of those committees received $500 for each committee meeting attended.  During 2008, non-employee directors also received an additional retainer of $1,000 per month from February through December for business development and other expenses incurred in connection with their service as directors.  Messrs. Hall and Rodin each received $4,000 for service on the special committee of the board designated in connection with the merger.

Non-employee directors are eligible to receive grants of stock options under the Company’s stock option plan and restricted stock plan and grants are made from time to time, typically on an annual basis.  Non-employee directors are also eligible to participate in a deferred compensation plan.

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Batoff, Hall, and Rodin served as members of the compensation committee of the Company’s board of directors.  No member of the compensation committee during 2008 ever served as an officer or employee of the Company or Republic.  There are no compensation committee interlocks between the Company or Republic and any other entity, involving the Company’s or Republic’s, or such entity’s, executive officers or board members.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE
William W. Batoff, Chairman
Lyle W. Hall, Jr.
Neal I. Rodin

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	467,988	$8.33	(1)
Equity compensation plans not approved by security holders: Incentives to acquire new employees	-	-	-
Total	467,988	$8.33	(1)

(1)
The amended plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Voting Securities and Principal Holders Thereof

The following table sets forth, as of March 6, 2009, information with respect to the holdings of Company securities of all persons which the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be beneficial owners of more than five percent (5%) of the Company’s outstanding common stock, each current director, each named executive officer, and all of the Company’s directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock (2)
Vernon W. Hill, II (3)	960,000	8.3%
Harry D. Madonna (4)	1,042,164	9.9%
William W. Batoff (5)	173,658	1.6%
Robert J. Coleman (6)	161,368	1.5%
Theodore J. Flocco, Jr. (7)	36,923	*
Lyle W. Hall, Jr. (8)	54,106	*
Neal I. Rodin (9)	207,182	1.9%
Barry L. Spevak (10)	28,164	*
Harris Wildstein (11)	838,893	7.8%
Carol L. Hunter	-	*
Edward J. Ryan	-	*
Louis J. DeCesare (12)	58,040	*
Paul Frenkiel (13)	15,127	*
Directors and executive officers as a group (10 persons)	2,592,458	23.2%

*	Represents less than 1% of the issued and outstanding shares.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Republic First Bancorp, Inc., Two Liberty Place, 50 S. 16th Street, Suite 2400, Philadelphia, PA  19102.  The group of directors and executive officers was determined as of March 6, 2009 and does not reflect any changes in management since that date.

(2)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  Any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: voting power, which includes the power to vote, or to direct the voting of, common stock; and/or, investment power, which includes the power to dispose, or to direct the disposition of, common stock, is determined to be a beneficial owner of the common stock.  All shares are subject to the named person’s sole voting and investment power unless otherwise indicated.  Shares beneficially owned include shares issuable upon exercise of options which are currently exercisable or which will be exercisable within 60 days of March 6, 2009, and upon conversion of convertible securities which are currently convertible or which will be convertible within 60 days of March 6, 2009.  Percentage calculations presume that the identified individual or group exercise and convert all of his or their respective options and convertible securities, and that no other holders of options or convertible securities exercise their options or convert their convertible securities.  As of March 6, 2009 there were 10,631,348 shares of the Company’s common stock outstanding.

(3)
Information with respect to beneficial ownership is based on a Schedule 13D filed with the SEC on June 20, 2008 by Vernon W. Hill, II and Theodore J. Flocco, Jr.  Includes 6,000 capital securities of Republic First Bancorp Capital Trust IV held by Mr. Hill, which are currently convertible into 923,077 shares of common stock, and 240 capital securities of Republic First Bancorp Capital Trust IV held by Mr. Flocco, which are currently convertible into 36,923 shares of common stock.  The address of Mr. Hill is 17000 Horizon Way, Suite 100, Mt. Laurel, NJ  08054.

(4)
Includes 52,446 shares of common stock issuable subject to options which are currently exercisable and 2,264 capital securities of Republic First Bancorp Capital Trust IV held by a family trust, which are currently convertible into 348,308 shares of common stock.

(5)	Includes 7,696 shares of common stock issuable subject to options which are currently exercisable.

(6)	Includes 7,696 shares of common stock issuable subject to options which are currently exercisable.

(7)	Includes 240 capital securities of Republic First Bancorp Capital Trust IV which are currently convertible into 36,923 shares of common stock.

(8)	Includes 7,696 shares of common stock issuable subject to options which are currently exercisable.

(9)	Includes 7,696 shares of common stock issuable subject to options which are currently exercisable.

(10)	Includes 7,696 shares of common stock issuable subject to options which are currently exercisable.

(11)
Includes 64,614 shares of common stock subject to options which are currently exercisable. Also includes 15,828 shares in trust for his daughter, 12,235 shares with power of attorney for his mother, 21,092 shares owned by his son, and 2,032 shares held by his wife.

(12)	Mr. DeCesare terminated his employment as an executive officer and resigned his position as a director on June 21, 2008. The reported beneficial ownership includes 15,479 shares held by Mr. DeCesare as of February 20, 2008 and 42,561 shares insued to Mr. DeCesare on August 29, 2008 upon his exercise of options.

(13)	Mr. Frenkiel terminated his employment as an executive officer on November 7, 2008. The reported beneficial ownership includes shares held by Mr. Frenkiel as of March 6, 2009.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

On June 10, 2008, a family trust of Harry D. Madonna, chairman, chief executive officer and president of the Company and Republic, and Theodore J. Flocco, Jr., a director of the Company and Republic, along with Vernon W. Hill, II and other investors, purchased capital securities of Trust IV.  Mr. Madonna’s family trust purchased 3,000 capital securities and Mr. Flocco purchased 240 capital securities, and Mr. Hill purchased 6,000 capital securities, each for $1,000 per capital security.  Mr. Hill, at the time of his investment, entered into a consulting agreement with the Company, pursuant to which he provides advisory and consulting services to the Company with respect to strategic matters and opportunities, such as the planned merger with Pennsylvania Commerce, as well as the Company’s business and operations.  Among other things, the consulting agreement provides Mr. Hill the right to designate one individual to the board of directors, and Mr. Flocco is Mr. Hill’s designee for that position.

Republic has made, and expects to continue to make, loans in the future to directors and executive officers of the Company and Republic, and to their family members, and to firms, corporations, and other entities in which they and their family members maintain interests. None of such loans are, as of the date of this Annual Report on Form 10-K, or were at December 31, 2008, nonaccrual, past due, restructured or potential problems, and all of such loans were made in the ordinary course of  business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or Republic and did not involve more than the normal risk of collectibility or present other unfavorable features.

Prior to January 31, 2005, First Bank of Delaware was a wholly owned subsidiary of the Company.  Four of the Company’s eight directors, Messrs. Batoff, Hall, Madonna and Wildstein, are members of First Bank of Delaware’s five person board.  At the time First Bank of Delaware was spun off from the Company, Republic and BSC Services Corporation, a wholly-owned subsidiary of First Bank of Delaware, entered into a number of agreements pursuant to which BSC Services Corporation provided services to Republic, including a financial accounting and reporting service agreement, compliance services agreement, operation and data processing services agreement; and human resources and payroll services agreement.  These agreements provided for shared data processing, accounting, employee leasing, human resources, credit and compliance services.  During 2008, the Company and First Bank of Delaware began to transition away from this relationship.  In July 2008, Republic and First Bank of Delaware entered into a number of agreements, similar to those between BSC Services Corporation and Republic, but pursuant to which Republic would provide services to First Bank of Delaware.  These agreements include a financial accounting and reporting service agreement, compliance and audit services agreement, operations, data processing and administrative services agreement, human resources and payroll services agreement, and credit and loan administration services agreement.  In August 2008, BSC Services Corporation discontinued its operations and all of its employees were transferred to the direct employ of either the Republic of First Bank of Delaware.  Republic paid BSC Services Corporation $8.2 million in 2008 for services provided.  For services provided in 2008, after changes in the relationship between Republic and First Bank of Delaware, First Bank of Delaware paid Republic $215,000.

Review, approval or ratification of transactions with related persons

All transactions with related persons are approved by the Board of Directors of the Company.

Director Independence

The Company’s common stock is listed on the NASDAQ Global Market and the Company’s board of directors has determined the independence of the members of its board and committees under the NASDAQ listing standards.  The Company’s board of directors determined that under NASDAQ independence standards Messrs. Batoff, Coleman, Flocco, Hall, Rodin and Spevak, constituting a majority of the members of the the Company’s board of directors, are independent, and that all of the members of the audit, nominating and compensation committees are independent.  The Company’s directors who were determined to not be independent were Messrs. Madonna and Wildstein.   In determining the independence of Mr. Flocco, the board considered a consulting arrangement pursuant to which Mr. Flocco earned $32,500 during 2008.

Item 14.     Principal Accountant Fees and Services

Registered Public Accounting Firm

The following table presents fees for the audit of the Company’s annual financial statements and internal controls over financial reporting and other professional services by Beard Miller Company LLP, the Company’s independent registered public accounting firm, for the two years ended December 31, 2008.

	2008	2007

Audit Fees:	$180,900	$167,662

Audit-Related Fees:	34,235

Tax Fees:	20,000	20,639

All Other Fees:

Total Fees	$235,135	$188,301

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, internal control over financial reporting and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Beard Miller Company LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the independent registered public accounting firm, other than those services described above.

PART IV

Item 15:     Exhibits and Financial Statement Schedules

A. Financial Statements

(1)	Management’s Report on Internal Control Over Financial Reporting
(2)	Reports of Independent Registered Public Accounting Firm
(3)	Consolidated Balance Sheets as of December 31, 2008 and 2007
(4)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
(5)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
(6)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
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

Exhibit Number	Description	Manner of Filing
2.1	Agreement and Plan of Merger, dated as of November 7, 2008, between Pennsylvania Commerce Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K Filed November 12, 2008
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005
4.1
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust II, dated as of December 27, 2006; and (iii) Guarantee Agreement dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust II.

4.2
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust III, dated as of June 28, 2007; and (iii) Guarantee Agreement dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust III.

4.3
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Fixed Rate Junior Subordinated Convertible Debt Securities due 2038: (i) Indenture dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic First Bancorp Capital Trust IV, dated as of June 10, 2008; and (iii) Guarantee Agreement dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic First Bancorp Capital Trust IV.

10.1	Employment Contract Between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K Filed March 2, 2007
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K Filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-Q Filed November 15, 2004
10.4	Change in Control Policy for Certain Executive Officers*	Incorporated by reference to Form 10-K filed March 9, 2007
10.5	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q Filed November 7, 2008
10.6	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q Filed November 7, 2008
10.7	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders the Trust IV Capital Securities	Incorporated by reference to Form 10-Q Filed November 7, 2008
10.8	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q Filed November 7, 2008
21.1	Subsidiaries of the Company	Filed Herewith
23.1	Consent of Beard Miller Company LLP	Filed Herewith
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Acting Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith
32.1	Section 1350 Certification of Harry D. Madonna.	Filed Herewith
32.2	Section 1350 Certification of Edward J. Ryan.	Filed Herewith

*           Constitutes a management compensation agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

REPUBLIC FIRST BANCORP, INC.

Date: March 12, 2009	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 12, 2009	By:	/s/ Edward J. Ryan
Edward J. Ryan,
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 12, 2009	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director

/s/ Neal I. Rodin
Neal I. Rodin, Director

/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

/s/ Theodore J. Flocco, Jr..
Theodore J. Flocco Jr., Director

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company did not maintain effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2008, due to the identification and effect of the following material weaknesses:

•	a lack of adequate controls over accounting for other than temporarily impaired investment securities in accordance with Statement of Financial Accounting Standards No. 115, and

•
a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and that the financial statements and related footnotes are presented and reviewed in a timely fashion.

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

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their reports, which are included herein.

Date: March 12, 2009	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 12, 2009	By:	/s/ Edward J. Ryan
Edward J. Ryan,
Acting Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited Republic First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) the Company did not have adequate controls over accounting for other than temporarily impaired investment securities as of December 31, 2008 in accordance with Statement of Financial Accounting Standards No. 115 and (2) a lack of effective controls over the financial statement reporting process, including controls to ensure that footnote disclosures are complete and accurate, and timely preparation and review of the financial statements and related footnotes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 12, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Republic First Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of Republic First Bancorp, Inc. and subsidiary, and our report dated March 12, 2009 expressed an unqualified opinion.

Beard Miller Company LLP

Malvern, Pennsylvania

March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Republic First Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, Republic First Bancorp, Inc. changed its method of accounting for fair values in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic First Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an adverse opinion.

Beard Miller Company LLP

Malvern, Pennsylvania

March 12, 2009

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except share data)
	2008	2007
ASSETS:
Cash and due from banks	$12,925	$10,996
Interest bearing deposits with banks	334	320
Federal funds sold	21,159	61,909
Total cash and cash equivalents	34,418	73,225
Investment securities available for sale, at fair value	83,032	83,659
Investment securities held to maturity, at amortized cost
(fair value of $214 and $285 respectively)	198	282
Restricted stock, at cost	6,836	6,358
Loans receivable, (net of allowance for loan losses of $8,409 and $8,508
respectively)	774,673	813,041
Premises and equipment, net	14,209	11,288
Other real estate owned, net	8,580	3,681
Accrued interest receivable	3,939	5,058
Bank owned life insurance	12,118	11,718
Other assets	13,977	7,998
Total Assets	$951,980	$1,016,308

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Demand — non-interest-bearing	$70,814	$99,040
Demand — interest-bearing	43,044	35,235
Money market and savings	231,643	223,645
Time less than $100,000	139,708	179,043
Time over $100,000	253,958	243,892
Total Deposits	739,167	780,855
Short-term borrowings	77,309	133,433
FHLB Advances	25,000	-
Accrued interest payable	2,540	3,719
Other liabilities	6,161	6,493
Subordinated debt	22,476	11,341
Total Liabilities	872,653	935,841
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized;
no shares issued as of December 31, 2008 and 2007	-	-
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
shares issued 11,047,651 as of December 31, 2008 and
10,737,211 as of December 31, 2007	110	107
Additional paid in capital	76,629	75,321
Retained earnings	8,455	8,927
Treasury stock at cost (416,303 shares and 416,303 respectively)	(3,099)	(2,993)
Stock held by deferred compensation plan	(1,377)	(1,165)
Accumulated other comprehensive income (loss)	(1,391)	270
Total Shareholders’ Equity	79,327	80,467
Total Liabilities and Shareholders’ Equity	$951,980	$1,016,308

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006
Interest income:
Interest and fees on loans	$48,846	$62,184	$58,254
Interest and dividends on taxable investment securities	4,479	4,963	3,049
Interest and dividends on tax-exempt investment securities	433	513	151
Interest on federal funds sold and other interest-earning assets	218	686	1,291
	53,976	68,346	62,745

Interest expense:
Demand – interest bearing	327	428	565
Money market and savings	6,150	11,936	9,109
Time less than $100,000	7,265	7,200	6,031
Time over $100,000	7,579	11,622	8,078
Other borrowings	3,760	7,121	4,896
	25,081	38,307	28,679
Net interest income	28,895	30,039	34,066
Provision for loan losses	7,499	1,590	1,364
Net interest income after provision for loan losses	21,396	28,449	32,702

Non-interest income:
Loan advisory and servicing fees	362	1,177	1,234
Service fees on deposit accounts	1,184	1,187	1,479
Gain on sale of investment securities	5	-	-
Impairment charge on investment security	(1,438)	-	-
Gain on sale of other real estate owned	-	185	130
Bank owned life insurance income	400	424	368
Other income	729	100	429
	1,242	3,073	3,640
Non-interest expenses:
Salaries and employee benefits	9,629	10,612	11,629
Occupancy	2,447	2,420	1,887
Depreciation and amortization	1,343	1,360	1,008
Legal	1,454	750	654
Write down/loss on sale of other real estate	1,615	-	-
Other real estate	513	23	10
Advertising	464	503	494
Data processing	845	693	496
Insurance	561	398	353
Professional fees	973	542	562
Regulatory assessments and cost	556	176	154
Taxes, other	728	820	741
Other operating expenses	2,759	3,067	3,029
	23,887	21,364	21,017
Income (loss) before provision (benefit) for income taxes	(1,249)	10,158	15,325
Provision (benefit) for income taxes	(777)	3,273	5,207
Net Income (loss)	$(472)	$6,885	$10,118

Net income (loss) per share:
Basic	$(0.04)	$0.66	$0.97

Diluted	$(0.04)	$0.65	$0.95

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except share data)

	Comprehensive Income (Loss)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2006		$88	$50,203	$15,566	$(1,688)	$(573)	$81	$63,677

Total other comprehensive income, net of taxes	201	-	-	-	-	-	201	201
Net income for the year	10,118	-	-	10,118	-	-	-	10,118
Total comprehensive income	$10,319
Stock based compensation		-	15	-	-	-	-	15
Stock dividend (885,279 shares)		8	12,165	(12,173)	-	-	-	-
Options exercised (117,248 shares)		1	699	-	-	-	-	700
Tax benefit of stock option Exercises		-	260	-	-	-	-	260
Stock purchases for deferred compensation plan (21,062 shares)		-	-	-	-	(237)	-	(237)
Balance December 31, 2006		97	63,342	13,511	(1,688)	(810)	282	74,734

Total other comprehensive loss, net of taxes	(12)	-	-	-	-	-	(12)	(12)
Net income for the year	6,885	-	-	6,885	-	-	-	6,885
Total comprehensive income	$6,873
Stock based compensation		-	125	-	-	-	-	125
Stock dividend (974,441 shares)		10	11,459	(11,469)	-		-	-
Options exercised (16,558 shares)		-	47	-	-	-	-	47
Purchase of treasury shares (140,700 shares)		-	-	-	(1,305)	-	-	(1,305)
Tax benefit of stock option Exercises		-	348	-	-	-	-	348
Stock purchases for deferred compensation plan (38,000 shares)		-	-	-	-	(355)	-	(355)
Balance December 31, 2007		107	75,321	8,927	(2,993)	(1,165)	270	80,467

Total other comprehensive loss, net of reclassification adjustments and taxes	(1,661)	-	-	-	-	-	(1,661)	(1,661)
Net loss for the year	(472)	-	-	(472)	-	-	-	(472)
Total comprehensive loss	$(2,133)
Stock based compensation		-	115	-	-	-	-	115
Options exercised (310,440 shares)		3	928	-	-		-	931
Deferred Compensation plan – forfeited shares to treasury stock (35,554 shares)	-	-	-	(340)	340	-	-
Deferred Compensation plan – new shares from treasury stock (35,554 shares)	-	-	-	234	(234)	-	-
Tax benefit of stock option exercises	-	265	-	-	-	-	265
Stock purchases for deferred compensation plan (53,800 shares)	-	-	-	-	(318)	-	(318)
Balance December 31, 2008	$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(472)	$6,885	$10,118
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	7,499	1,590	1,364
Writedown or loss on sale of other real estate owned	1,615	-	-
Gain on sale of other real estate owned	-	(185)	(130)
Depreciation and amortization	1,343	1,360	1,008
Deferred income taxes	(472)	(156)	(222)
Stock purchases for deferred compensation plan	(318)	(355)	(237)
Stock based compensation	115	125	15
Gain on sale of investment securities	(5)	-	-
Impairment charge on investment security	1,438	-	-
Amortization of (premiums) discounts on investment securities	(221)	(194)	93
Increase in value of bank owned life insurance	(400)	(424)	(368)
(Increase) decrease in accrued interest receivable and other assets	(3,470)	2,111	(193)
(Decrease) increase in accrued interest payable and other liabilities	(1,511)	(3,196)	4,126
Net cash provided by operating activities	5,141	7,561	15,574
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(16,366)	(9,639)	(67,118)
Proceeds from maturities and calls of securities:
Available for sale	13,202	28,195	2,470
Held to maturity	84	51	83
Purchase of FHLB stock	(478)	-	(342)
Proceeds from sale of FHLB stock	-	446	-
Net decrease (increase) in loans	9,485	(34,268)	(115,469)
Net proceeds from sale of other real estate owned	14,870	715	267
Premises and equipment expenditures	(4,264)	(7,000)	(3,058)
Net cash provided by (used) in investing activities	16,533	(21,500)	(183,167)
Cash flows from financing activities:
Net proceeds from exercise of stock options	931	47	700
Purchase of treasury shares	-	(1,305)	-
Tax benefit of stock option exercises	265	348	260
Net (decrease) increase in demand, money market and savings deposits	(12,419)	(28,030)	4,019
Net (decrease) increase in time deposits	(29,269)	54,112	102,911
Net (decrease) increase in short term borrowings	(56,124)	(26,290)	35,856
Increase in other borrowings	25,000	-	-
Call of subordinated debt	-	-	(6,186)
Re-issuance of subordinated debt	-	-	6,186
Issuance of subordinated debt	11,135	5,155	-
Net cash (used in) provided by financing activities	(60,481)	4,037	143,746
Decrease in cash and cash equivalents	(38,807)	(9,902)	(23,847)
Cash and cash equivalents, beginning of year	73,225	83,127	106,974
Cash and cash equivalents, end of year	$34,418	$73,225	$83,127

Supplemental disclosures:
Interest paid	$26,260	$39,812	$25,268
Income taxes paid	400	3,425	4,700
Non-cash transfers from loans to other real estate owned	21,384	3,639	572
Non-cash treasury stock transaction	106	-	-

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Definitive Agreement of Merger:

On November 7, 2008, the board of directors of the Company approved a merger agreement under which Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”) will acquire the Company, subject to the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions.

2.      Nature of Operations:

Republic First Bancorp, Inc. (“the Company”) is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania. It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank. Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has three unconsolidated subsidiaries for three trust preferred issuances.

Republic shared data processing, accounting, human resources and compliance services through BSC Services Corp. (“BSC”), a subsidiary of First Bank of Delaware.  BSC allocated its costs, on the basis of usage to Republic which classifies such costs to the appropriate non-interest expense categories.  In 2008, BSC discontinued its operations.  Staff members previously employed through BSC are now employed directly by Republic.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, national, regional and other community banks, thrift institutions, credit unions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

The Company and Republic are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and its subsidiary for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

3.      Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic.  Such statements have been presented in accordance with accounting principles generally accepted in the United States of America or applicable to the banking industry.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements

Risks and Uncertainties and Significant Estimates:

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other-than-temporary impairment of investment securities and restricted stock, and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others. Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condition.

Significant Group Concentrations of Credit Risk:

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 4 discusses the types of investment securities that the Company invests in.  Note 5 discusses the types of lending that the Company engages in as well as loan concentrations.  The Company does not have any significant concentrations to any one customer.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due From Banks:

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2008 and 2007 were approximately $700,000 and $700,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Available for Sale – Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. An impairment charge on a bank pooled trust preferred security of $1.4 million was recognized during the year ended December 31, 2008.  No impairment charges were recognized during the years ended December 31,  2007 and 2006.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Restricted Stock:

Restricted stock, which represents required investment in the common stock of correspondent banks, is carried at cost and as of December 31, 2008 and 2007, consists of the common stock of FHLB of Pittsburgh and ACBB.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Positions (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as ”internally classified”.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Company accounts for guarantees in accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2008 is $5.3 million and they expire as follows: $5.0 million in 2009, $195,000 in 2010, $6,000 in 2011 and $103,000 in 2012.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is calculated over the estimated useful life of the asset using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. Leasehold improvements are amortized over the shorter of their estimated useful lives or terms of their respective leases, using the straight-line method. Repairs and maintenance are charged to current operations as incurred, and renewals and betterments are capitalized.

Other Real Estate Owned:

Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure.  They are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  At December 31, 2008, the Company had assets classified as other real estate owned with a carrying value of $8.6 million comprised of  20 plus acres of vacant, unimproved ground with a value of $5.2 million, a vacant 24 unit motel/condominium building with a  value of $2.3 million, a vacant, improved lot zoned for the construction of  four townhouses with a  value of $1.0 million and a commercial building with a value of $109,000.  At December 31, 2007, the Company had other real estate owned with a value of $3.7 million comprised of a tract development project for single family homes with a value of $3.5 million, a commercial building with a value of $109,000 and a parcel of land with a value of $42,000.

Bank Owned Life Insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding to purchase life insurance on certain employees. The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in other income on the income statement.  At December 31, 2008 and 2007, the Company owned $12.1 million and $11.7 million, respectively, in BOLI.  In 2008, 2007, and 2006 the Company recognized $400,000, $424,000, and $368,000, respectively in related income.

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

On June 13, 2007, the Company implemented a stock repurchase program.  The repurchase program was in effect for carrying periods from and after June 14, 2007, through and including June 30, 2008.  The aggregate amount of the Company stock to be repurchased was determined by market conditions not to exceed 5%, or approximately 500,000 shares, of the Company’s issued and outstanding stock.  The Company executed the program through open market purchases.  Stock repurchased under the repurchase program was retired.  Through December 31, 2007, 140,700 shares were repurchased.  No shares were repurchased in 2008.

Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible securities related to the trust preferred securities issuance in 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to net income.  In 2008, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At December 31, 2007 and 2006, there were 264,842 and 12,100 stock options, respectively, to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  At December 31, 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.  The following table is a comparison of EPS for the years ended December 31, 2008, 2007 and 2006.

(In thousands, except per share data)	2008	2007	2006

Net income (loss) (numerator for basic and diluted earnings per share)	$(472)	$6,885	$10,118

	2008		2007		2006
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period
(denominator for basic earnings per share)	10,503,241		10,389,886		10,418,266
Earnings per share — basic		$(0.04)		$0.66		$0.97
Add common stock equivalents representing dilutive stock options	-		271,854		279,571
Effect on basic earnings per share of CSE		-		(0.01)		(0.02)
Weighted average shares outstanding- diluted	10,503,241		10,661,740		10,697,837

Earnings (loss) per share — diluted		$(0.04)		$0.65		$0.95

Stock Based Compensation:

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) using the modified prospective method.  FAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued.  Compensation costs are recognized over the period that an employee provides service in exchange for the award.  The adoptions of Statement of Financial Accounting Standards (“SFAS”) 123 (R) has an unfavorable impact on our net income and net income per share and will continue to do so in future periods as we recognize compensation expense for stock option awards.

In 2005, the Company vested all previously issued unvested options.  As a result the impact of the adoption of SFAS No. 123 on operations in future periods will be the value imputed on future options grants using the methods prescribed in SFAS No. 123(R).

At December 31, 2008, the Company maintained a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors.  Under terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.  Upon a change in control such as the proposed merger, all unvested options, with the exception of 132,000 options granted in 2008, immediately vest.  Expense is estimated at $187,000.

Comprehensive Income:

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operation and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

 The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Net income (loss)	$(472)	$6,885	$10,118
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities: arising during the arising during the period, net of tax expense (benefit) of $(1,432), $(6),
and $103	(2,580)	(12)	201
Add: reclassification adjustment for impairment charge included in net income (loss), net of tax benefit of $514, $ - and $ -	919	-	-
Other comprehensive income (loss)	(1,661)	(12)	201
Comprehensive income (loss)	$(2,133)	$6,873	$10,319

Trust Preferred Securities:

The Company has sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the  Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor.  The Company may call the securities on any interest payment date after five years.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor.  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, former director of Pennsylvania Commerce and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been a director of the Company.  Trust IV also issued $0.4 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and at December 31, 2008 were fully convertible.

Variable Interest Entities:

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

Management previously determined that each of the Company’s current and former subsidiary trusts, Trust I, Trust II, Trust III and Trust IV, qualifies as a variable interest entity under FIN 46.  Trust I originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company.  The securities were subsequently refinanced via a call during 2006 from proceeds of an issuance by Trust II.  Trust II holds, as its sole asset, subordinated debentures issued by the Company in 2006.   The Company issued an additional $5.0 million of pooled trust preferred securities in June 2007.  Trust III holds, as its sole asset, subordinated debentures issued by the Company in 2007.  In June 2008, the Company issued an additional $10.8 million of convertible trust preferred securities.  Trust IV holds as its sole asset, subordinated debentures issued by the Company in 2008.

The Company does not consolidate its subsidiary trusts.  FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the trusts’ expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule would take effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the final rule and does not anticipate a material impact on its capital ratios.

Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value. FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer’s credit standing be considered when measuring liabilities at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted.  The implementation of this standard did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS

No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Reclassifications:

Certain reclassifications have been made to the 2007 and 2006 information to conform to the 2008 presentation.  The reclassifications had no effect on net income.

4.      Investment Securities:

Investment securities available for sale as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$60,859	$1,821	$(4)	$62,676
Municipal Securities	10,073	15	(963)	9,125
Corporate Bonds	5,988	59	(4)	6,043
Trust Preferred Securities	8,003	-	(3,071)	4,932
Other Securities	279	7	(30)	256
Total	$85,202	$1,902	$(4,072)	$83,032

Investment securities held to maturity as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Municipal Securities	30	-	-	30
Other Securities	150	15	-	165
Total	$198	$16	$-	$214

Investment securities available for sale as of December 31, 2007 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$55,579	$883	$(3)	$56,459
Municipal Securities	12,338	-	(376)	11,962
Corporate Bonds	4,995	-	(22)	4,973
Trust Preferred Securities	10,058	36	(108)	9,986
Other Securities	280	-	(1)	279
Total	$83,250	$919	$(510)	$83,659

Investment securities held to maturity as of December 31, 2007 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Municipal Securities	90	1	-	91
Other Securities	174	1	-	175
Total	$282	$3	$-	$285

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2008 is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	252	260	111	127
After 5 years to 10 years	3,119	3,146	3	3
After 10 years	81,831	79,626	44	44
No stated maturity	–	–	40	40
Total	$85,202	$83,032	$198	$214

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

The Company realized a gross loss due to an impairment charge on a security of $1.4 million in 2008. The tax benefit applicable to the gross loss in 2008 amounted to approximately $516,000. The Company realized gross gains on the sale of securities of $5,000 in 2008.  The tax provision applicable to gross gains in 2008 amounted to approximately $2,000. No securities were sold in 2007 or 2006.

At December 31, 2008 and 2007, investment securities in the amount of approximately $14.1 million and $1.5 million   respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

Temporarily impaired securities as of December 31, 2008 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities	-	-	114	4	114	4
Municipal Securities	-	-	6,908	965	6,908	965
Corporate Bonds	-	-	1,991	4	1,991	4
Trust Preferred Securities	-	-	3,371	3,071	3,371	3,071
Other Securities	-	-	60	28	60	28
Total Temporarily Impaired Securities	$-	$-	$12,444	$4,072	$12,444	$4,072

The impairment of the investment portfolio at December 31, 2008 totaled $4.1 million on 36 securities (4 mortgage backed securities, 21 municipal securities, one corporate bond, 8 trust preferred securities and two other securities) with a total fair value of $12.4 million at December 31, 2008.  The unrealized loss for the trust preferred securities is due to the secondary market for such securities becoming inactive and is considered temporary. The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is considered temporary.

Temporarily impaired securities as of December 31, 2007 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities	-	-	137	3	137	3
Municipal Securities	-	-	11,962	376	11,962	376
Corporate Bonds	-	-	1,973	22	1,973	22
Trust Preferred Securities	-	-	6,328	108	6,328	108
Other Securities	-	-	189	1	189	1
Total Temporarily Impaired Securities	$-	$-	$20,589	$510	$20,589	$510

5.      Loans Receivable:

Loans receivable consist of the following at December 31,

(Dollars in thousands)	2008	2007

Commercial
Real estate secured	$456,273	$477,678
Construction and land development	216,060	228,616
Non real estate secured	60,203	77,347
Non real estate unsecured	21,531	8,451
Total commercial	754,067	792,092
Residential real estate (1)	5,347	5,960
Consumer and other	24,165	24,302
Loans receivable	783,579	822,354
Less deferred loan fees	(497)	(805)
Less allowance for loan losses	(8,409)	(8,508)
Total loans receivable, net	$774,673	$813,041

(1)    Residential real estate is comprised of jumbo residential first mortgage loans for both years presented.

The recorded investment in loans which are impaired in accordance with SFAS No. 114, totaled $18.3 million and $22.3 million at December 31, 2008 and 2007 respectively. The amounts of related valuation allowances were $2.4 million and $1.6 million respectively at those dates.  There were no impaired loans at December 31, 2008 or 2007, for which no specific reserve was recorded.  For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in impaired loans was approximately $10.6 million, $16.1 million and $5.3 million respectively.  Republic earned $70,000 of interest income on impaired loans (internally classified accruing loans) in 2008. Republic did not realize any interest on impaired loans during 2007 or 2006.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of December 31, 2008 and 2007, there were loans of approximately $17.3 million and $22.3 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $553,000, $1.4 million and $479, 000 for 2008, 2007 and 2006 respectively.  There were no loans past due 90 days and accruing at December 31, 2008 and December 31, 2007.

The majority of loans outstanding are with borrowers in the Company’s marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company’s loans is in part dependent upon general economic conditions affecting the Company’s market place and specific industries. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2008, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $288.4 million, which represented 36.8% of gross loans receivable at December 31, 2008. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended to real estate agents and managers in the amount of $99.8 million, which represented 12.7% of gross loans receivable at December 31, 2008.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Included in loans are loans due from directors and other related parties of $51.0 million and $13.9 million at December 31, 2008 and 2007, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers. The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amounts due from directors and other related parties for the years ended December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007

Balance at beginning of year	$13,874	$18,033
Additions	42,919	4,807
Repayments	(5,843)	(8,966)
Balance at end of year	$50,950	$13,874

6.      Allowance for Loan Losses:

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$8,508	$8,058	$7,617
Charge-offs	(7,797)	(1,506)	(1,887)
Recoveries	199	366	964
Provision for loan losses	7,499	1,590	1,364
Balance at end of year	$8,409	$8,508	$8,058

7.      Premises and Equipment:

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives	2008	2007

Land	Indefinite	$2,510	$200
Furniture and equipment	3 to 13 years	11,607	11,247
Bank building	40 years	908	845
Leasehold improvements	1 to 30 years	10,248	8,760
		25,273	21,052
Less accumulated depreciation		(11,064)	(9,764)
Net premises and equipment		$14,209	$11,288

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $1.3 million, $1.4 million and $1.0 million in 2008, 2007 and 2006 respectively.

8.           Borrowings:

Republic has a line of credit for $15.0 million available for the purchase of federal funds from a correspondent bank. At December 31, 2008 and 2007, Republic had $0 outstanding on this line.  The maximum amount of overnight advances at any month end was $15.0 million in 2008 and $0 in 2007.

Republic has a line of credit with the Federal Home Loan Bank of Pittsburgh, collateralized by loans and securities, with a maximum borrowing capacity of $205.7 million as of December 31, 2008. This maximum borrowing capacity is subject to change on a monthly basis. As of December 31, 2008 and 2007, there were $25.0 million and $0, respectively, of term advances against this line of credit.  The interest rates on the term advances at December 31, 2008 and 2007 were 3.36% and 0%, respectively.  As of December 31, 2008 and 2007, there were $67.3 million and $113.4 million of overnight advances outstanding against these lines.  The interest rates on overnight advances at December 31, 2008 and 2007 were 0.59% and 3.81%, respectively.  The maximum amount of term advances outstanding at any month-end was $25.0 million in 2008 and $0 in 2007.  The maximum amount of overnight borrowings outstanding at any month-end was $148.7 million in 2008 and $186.7 million in 2007.  Average amounts outstanding of term advances for 2008, 2007 and 2006 were $14.3 million, $0 and $0 million, respectively; and the related weighted average interest rates for 2008, 2007 and 2006 were 3.36%, 0% and 0%, respectively.  Average amounts outstanding of overnight borrowings for 2008, 2007 and 2006 were $71.3 million, $110.3 million and $72.1 million, respectively; and the related weighted average interest rates for 2008, 2007 and 2006 were 2.48%, 5.22% and 5.28%, respectively.

Republic had uncollateralized overnight advances with a depository institution respectively at December 31, 2008 and 2007, of $10.0 million and $20.0 million.  The respective interest rates on overnight advances at December 31, 2008 and 2007 were 0.70% and 3.50%.  The maximum amount of such overnight advances outstanding at any month-end was $20.0 million in 2008 and $20.0 million in 2007.  Average amounts outstanding of overnight advances for 2008, 2007, and 2006 were $17.9 million, $14.0 million, and $10.7 million, respectively; and the related weighted average interest rates for 2008, 2007, and 2006 were 2.53%, 5.25%, and 5.27%, respectively.

Subordinated debt and corporation-obligated-mandatorily redeemable capital securities of subsidiary trust holding solely junior obligations of the corporation:

In 2001, the Company, through a pooled offering, issued $6.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities. The purpose of the issuance was to increase capital as a result of the Company's continued loan and core deposit growth. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. The Company had the ability to call the securities on any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity. The interest rate was variable and adjustable semi-annually at 3.75% over the 6 month London Interbank Offered Rate (“Libor”).  The Company did call the securities in December 2006 and then issued $6.2 million in Trust Preferred Securities at a variable interest rate, adjustable quarterly, at 1.73% over the 3 month Libor.  The Company may call the securities on any interest payment date after five years.  The interest rates at December 31, 2008 and 2007 were 3.91% and 6.85%, respectively.

In 2007, the Company, through a pooled offering, issued an additional $5.2 million of corporation-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as Trust Preferred Securities for the same purpose as the 2001 issuance.  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.  The interest rate is variable, adjustable quarterly, at 1.55% over the 3 month Libor.  The interest rates at December 31, 2008 and 2007 were 3.73% and  6.67%, respectively.

On June 10, 2008 the Company caused the issuance of $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II ($7.8 million) and Harry D. Madonna ($3.0 million), Chairman, President and Chief Executive Officer of the Company.

The trust preferred securities and related subordinated debentures pay interest at an annual rate of 8.0%, have a conversion price of $6.50, and are convertible into 1.7 million shares of common stock.  The trust preferred securities have a term of 30 years and will be callable after the fifth year.  The Company has determined that the securities are now convertible at the option of the holders.  The issuer will also retain certain option conversion triggers after the fifth year.

9.      Deposits:

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2009 through 2013, which includes brokered certificates of deposit of approximately $136.8 million with original terms of one to two months.

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Time Certificates of Deposit	$370,442	$21,528	$746	$471	$479	$-	$393,666

Deposits of related parties totaled $45.1 million and $49.2 million at December 31, 2008 and 2007, respectively.

10.               Income Taxes:

The following represents the components of income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006, respectively.

(Dollars in thousands)	2008	2007	2006
Current (benefit) provision
Federal	$(587)	$3,429	$5,429
State	282	-	-
Total Current	(305)	3,429	5,429
Deferred	(472)	(156)	(222)
Total (benefit) provision for income taxes	$(777)	$3,273	$5,207

The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34.0% for the year ended December 31, 2008 and 35.0% for the years ended 2007 and 2006.

(Dollars in thousands)	2008	2007	2006

Tax provision computed at statutory rate	$(425)	$3,556	$5,364
State taxes, net of federal benefit	1	-	-
Tax exempt interest	(144)	(189)	-
Bank owned life insurance	(136)	(144)	-
Transaction costs related to merger	84	-	-
Effect of 35% rate bracket	-	-	(75)
Other	(157)	50	(82)
Total (benefit) provision for income taxes	$(777)	$3,273	$5,207

The approximate tax effect of each type of temporary difference that gives rise to net deferred tax assets included in other assets in the accompanying consolidated balance sheets at December 31, 2008 and 2007 are as follows:
	2008	2007

Allowance for loan losses	$2,992	$2,866
Deferred compensation	654	664
Unrealized (gain) loss on securities available for sale	779	(139)
Realized loss in other than temporary impairment charge	517	-
Deferred loan costs	(537)	(543)
Other	(176)	(9)
Net deferred tax asset	$4,229	$2,839

The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes that it is more likely than not that the Company will realize the benefits of these deferred tax assets.  All tax years for which the Internal Revenue Service has statutory authority to conduct audits are open, and there are no audits in progress for any years.  The Company adopted the provisions of FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of the implementation of FIN 48, the Company maintains a $168,000 liability for unrecognized tax benefits related to tax positions associated with tax positions related to the current year and prior years.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  At December 31, 2008, $68,000 is accrued for interest and penalties.

11.               Financial Instruments with Off-Balance Sheet Risk:

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $83.1 million and $160.2 million and standby letters of credit of approximately $5.3 million and $4.6 million at December 31, 2008 and 2007, respectively.  Commitments often expire without being drawn upon. Of the $83.1 million of commitments to extend credit at December 31, 2008, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

12.   Commitments and Contingencies:

Lease Arrangements:

As of December 31, 2008, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

(Dollars in thousands)
Year Ended	Amount

2009	$1,666
2010	2,028
2011	2,087
2012	2,140
2013	2,193
Thereafter	37,618
Total	$47,732

The Company incurred rent expense of $1.6 million, $1.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employment Agreements:

The Company has entered into an employment agreement with the CEO of the Company which provides for the payment of base salary and certain benefits through the year 2009. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2008 is approximately $530,000.

New Employment Agreement with Harry D Madonna.  Pursuant to the merger agreement, prior to the effective time of the merger, Pennsylvania Commerce Bancorp, Inc. and Harry D. Madonna will enter into a five-year employment agreement that is conditioned upon and is to be effective upon completion of the merger.  This employment agreement will supersede and replace the Company agreement under which Mr. Madonna currently serves as chairman, president and chief executive officer of the Company and Republic.  Under the employment agreement with Pennsylvania Commerce Bancorp, Inc., Mr. Madonna will serve as vice chairman of Pennsylvania Commerce Bancorp, Inc. and continue as president and chief executive officer of Republic.

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

13.               Regulatory Capital:

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $56.3 million of dividends plus an additional amount equal to its net profit for 2009, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios. The Company may consider dividend payments in 2009.

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

Management believes that Republic meets, as of December 31, 2008, all capital adequacy requirements to which it is subject. As of December 31, 2008, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company.	110,927	13.26%	66,915	8.00%	-	-

Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company.	102,518	12.26%	33,458	4.00%	-	-

Tier one leverage capital
Republic	90,921	9.91%	45,890	5.00%	45,890	5.00%
Company.	102,518	11.14%	46,001	5.00%	-	-

At December 31, 2007
Total risk based capital
Republic	$99,634	11.02%	$72,534	8.00%	$90,667	10.00%
Company.	99,704	11.01%	72,638	8.00%	-	-

Tier one risk based capital
Republic	91,126	10.08%	36,267	4.00%	54,400	6.00%
Company.	91,196	10.07%	36,319	4.00%	-	-

Tier one leverage capital
Republic	91,126	9.45%	48,225	5.00%	48,225	5.00%
Company.	91,196	9.44%	48,294	5.00%	-	-

14.   Benefit Plans:

Supplemental Retirement Plan:

The Company maintains a Supplemental Retirement Plan for its former Chief Executive Officer which provides for payments of approximately $100,000 per year. At December 31, 2008, approximately $40,000 remained to be paid. A life insurance contract has been purchased to insure the payments.

Defined Contribution Plan:

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $251,000 in 2008, $249,000 in 2007 and $255,000 in 2006.

Directors’ and Officers’ Plans:

The Company has agreements with insurance companies to provide for an annuity payment upon the retirement or death of certain Directors and Officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2008, 2007 and 2006 totaled $1.4 million, $1.5 million, and $1.6 million, respectively. The expense for the years ended December 31, 2008, 2007 and 2006, totaled $68,000, $71,000, and $108,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.2 million and $2.1 million at December 31, 2008 and 2007, respectively, which is included in other assets.  Upon consummation of the merger, benefits under the plan immediately vest.  Expense is estimated at $401,000.

  The Company maintains a deferred compensation plan for certain officers, wherein a percentage of base salary is contributed to the plan, and utilized to buy stock of the Company.  To promote officer retention, a three year vesting period applies for each contribution.  As of December 31, 2008 $368,000 was vested.  Expense for 2008, 2007, and 2006 was $36,000, $194,000 and $95,000, respectively.  During 2005, the Company established a rabbi trust to fund the deferred compensation plans.  An administrator has been designated as Trustee of the trust.  Also, certain of the obligations to participants are satisfied with contracts through a counterparty, BNP Parabas.  Approximately 53,800, 38,000 and 21,062 respective shares of the Company’s common stock were purchased for $318,000, $355,000 and $237,000 by this trust in 2008, 2007 and 2006, respectively, for the benefit of certain officers and directors that acquired shares through our deferred compensation plan.  Approximately 35,554 shares were forfeited to treasury stock at an original value of $340,000 in 2008.  Approximately 35,554 shares were repurchased from treasury stock for $234,000 in 2008.  As of December 31, 2008, the trust holds approximately 158,503 shares of the Company’s common stock as well as an additional $35,000 in cash.  The assets of the trust and BNP Parabas contracts are sufficient to cover the liabilities of the Company’s deferred compensation plan.  Upon consummation of the merger, benefits under the plan immediately vest.  Expense is estimated at $430,000.

15.               Fair Value Measurements and Fair Values of Financial Instruments:

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements.  The adoption of  FSP 157-3 had a significant impact on the amounts reported in the consolidated financial statements as an impairment charge on a bank pooled trust preferred security of $1.4 million was recognized during the year ended December 31, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

  Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)

Securities available for sale	$83,032	$-	$78,100	$4,932

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

2008
(In Thousands)

Beginning balance, January 1,	$-
Securities transferred to Level 3 measurement during 2008	9,986
Unrealized losses arising during 2008	(2,999)
Impairment charge on Level 3 security	(1,438)
Other, including proceeds from calls of investment securities	(617)

Ending balance, December 31,	$ 4,932

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In Thousands)
Impaired loans	$15,934	$-	$-	$15,934

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

     The types of instruments valued based on quoted market prices in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

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

      The Level 3 investment securities classified as available for sale are comprised of various issues of bank pooled trust preferred securities. Bank pooled trust preferred consists of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. The securities are performing according to terms, however the secondary market for such securities has become inactive, and such securities are therefore classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently no secondary market for the securities and there can be no assurance that any secondary market for the securities will develop.

      A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2008. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

      Fair market valuation for each security was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default.

Prepayment Assumptions. Due to the lack of new trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 0%.

Prepayments affect the securities in three ways. First, prepayments lower the absolute amount of excess spread, an important credit enhancement. Second, the prepayments are directed to the senior tranches, the effect of which is to increase the overcollateralization of the mezzanine layer, the layer at which the Company is located in each of the securities. However, the prepayments can lead to adverse selection in which the strongest institutions have prepaid, leaving the weaker institutions in the pool, thus mitigating the effect of the increased overcollateralization. Third, prepayments can limit the numeric and geographic diversity of the pool, leading to concentration risks.

Deferral and Default Rates. Trust preferred securities include a provision that allows the issuing bank to defer interest payments for up to five years. The estimates for the rates of deferral are based on the financial condition of the trust preferred issuers in the pool. Estimates for the conditional default rates are based on the trust preferred securities themselves as well as the financial condition of the trust preferred issuers in the pool.

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moodys, Fitch, Bankrate.com and The Street.com. Recent stock price information is also considered, as well as the 52 week high and low, for each bank in each security. Finally, the receipt of TARP funding is considered, and if so, the amount.

Estimates for longer term rates of deferral and defaults are based on historical averages based on a research report issued by Salomon Smith Barney in 2002. Default is defined as any instance when a regulator takes an active role in a bank’s operations under a supervisory action. This definition of default is distinct from failure. A bank is considered to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.

The rates of deferral and conditional default are estimated at 0.36%.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research  that indicate that recoveries on trust preferred securities are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various trust preferred securities

Bond Waterfall. The trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. The Company invested in the mezzanine tranches for all of its trust preferred securities. The Senior and Mezzanine tranches were over collateralized  at  issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at December 31, 2008 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

SFAS No. 157-3 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward looking curve plus 700 basis points.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Other Real Estate Owned (Generally Carried at Cost)

These assets are carried at the lower cost or market.  At December 31, 2008 these assets are carried at cost.

Restricted Stock (Carried at Cost)

The carrying amount of restricted stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

FHLB Advances (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt (Carried at Cost)

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$34,418	$34,418	$73,225	$73,225
Investment securities available for sale	83,032	83,032	83,659	83,659
Investment securities held to maturity	198	214	282	285
Restricted stock	6,836	6,836	6,358	6,358
Loans receivable, net	774,673	774,477	813,041	814,037
Bank owned life insurance	12,118	12,118	11,718	11,718
Accrued interest receivable	3,939	3,939	5,058	5,058

Financial Liabilities:
Deposits:
Demand, savings and money market	$345,501	$345,501	$357,920	$357,920
Time	393,666	395,570	422,935	422,704
Subordinated debt	22,476	22,476	11,341	11,341
Short-term borrowings	77,309	77,309	133,433	133,433
FHLB advances	25,000	26,031	-	-
Accrued interest payable	2,540	2,540	3,719	3,719

	December 31, 2008		December 31, 2007
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Off Balance Sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

16.   Stock Based Compensation:

The Company maintains a Stock Option Plan (the “Plan”) under which the Company grants options to its employees and directors. Under the terms of the plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the plan to 1.5 million shares, are reserved for such options. The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options. In 2008 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98% to 34.52%; risk-free interest rate of 2.49% to 3.37% and an expected life of 7.0 years.  In 2007 the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 25.24%; risk-free interest rate of 4.70%  and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond. 12,000 shares vested in 2008.  Expense is recognized ratably over the period required to vest.  At January 1, 2008, there were 105,050 unvested options with a fair value of $486,885 with $346,012 of that amount remaining to be recognized as expense.  At December 31, 2008 there were 236,350 invested options with a fair value of $827,755 with $599,551 of that amount remaining to be expensed.   At that date, the intrinsic value of the 467,988 options outstanding was $551,369, while the intrinsic value of the 231,638 exercisable (vested) was $422,881. During 2008, 45,700 options were forfeited with a weighted average grant fair value of $198,338.

A summary of the status of the Company’s stock options under the Plan as of December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

	For the Years Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	737,841	$6.39	661,449	$5.55	780,309	$5.43
Granted	189,000	7.84	99,000	11.77	12,100	12.14
Exercised	(310,440)	3.00	(16,558)	2.81	(128,973)	5.44
Forfeited	(148,413)	9.20	(6,050)	12.14	(1,987)	6.74
Outstanding, end of year	467,988	8.33	737,841	6.39	661,449	5.55

Options exercisable at year-end	231,638	7.61	632,791	5.49	649,349	5.43

Weighted average fair value of options granted during the year		$3.20		$4.61		$5.10

	For the Years Ended December 31,
	2008	2007
Number of Options exercised	310,440	16,558
Cash received	$930,321	$46,463
Intrinsic value	963,561	117,766
Tax benefit	337,246	41,218

The following table summarizes information about options outstanding at December 31, 2008.

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding at December 31, 2008	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	14,907	2.0	$1.81	14,907	$1.81
$2.77 to $3.88	5,359	3.1	2.80	5,359	2.80
$5.99 to $8.72	282,313	7.9	7.33	110,313	6.25
$9.93 to $12.13	165,409	7.0	10.82	101,059	10.20
	467,988		$8.33	231,638	$7.61

	For the Year Ended December 31, 2008
	Number of Shares	Weighted average grant date fair value
Nonvested at beginning of year	105,050	$4.64
Granted	189,000	3.20
Vested	(12,000)	2.04
Forfeited	(45,700)	4.34
Nonvested at end of year	236,350	$3.50

During the year ended December 31, 2008, $115,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Plan.  During the year ended December 31, 2007, $125,000 was recognized in compensation expense for the Plan.  During the year ended December 31, 2006, $15,000 was recognized in compensation expense for the Plan.

17.   Segment Reporting:

The Company has one reportable segment: community banking.  The community bank segments primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

18.  Transactions with Affiliate:

At December 31, 2008 and 2007, Republic had outstanding balances of $21.6 million and $24.1 million, respectively, of commercial loans, which had been participated to FBD, a wholly owned subsidiary prior to January 1, 2005.  As of December 31, 2008 and 2007 Republic had outstanding balances of $37.2 million and $42.0 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

19.   Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007
ASSETS:
Cash	$11,579	$296
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	341
Investment in subsidiaries	89,530	91,397
Other assets	1,395	962
Total Assets	$103,180	$92,996

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accrued expenses	$1,377	$1,188
Corporation-obligated mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	22,476	11,341
Total Liabilities	23,853	12,529

Shareholders’ Equity:
Total Shareholders’ Equity	79,327	80,467
Total Liabilities and Shareholders’ Equity	$103,180	$92,996

STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)
	2008	2007	2006
Interest income	$32	$19	$16
Dividend income from subsidiaries	1,112	2,006	539
Total income	1,144	2,025	555
Trust preferred interest expense	1,054	631	525
Expenses	90	89	30
Total expenses	1,144	720	555
Net income before taxes	-	1,305	-
Federal income tax	-	-	-
Income before undistributed income of subsidiaries	-	1,305	-
Total equity in undistributed income (loss) of subsidiaries	(472)	5,580	10,118
Net income (loss)	$(472)	$6,885	$10,118

Shareholders’ equity, beginning of year	$80,467	$74,734	$63,677
Stock based compensation	115	125	15
Exercise of stock options	931	47	700
Purchase of treasury shares	-	(1,305)	-
Tax benefit of stock options exercises	265	348	260
Stock purchase for deferred compensation plan	(318)	(355)	(237)
Net income (loss)	(472)	6,885	10,118
Change in unrealized (loss) gain on securities available for sale	(1,661)	(12)	201
Shareholders’ equity, end of year	$79,327	$80,467	$74,734

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(472)	$6,885	$10,118
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Tax benefit of stock option exercises	-	-	-
Stock purchases for deferred compensation plan	(318)	(355)	(237)
Stock based compensation	115	125	15
Increase in other assets	(699)	(391)	(74)
(Decrease) increase in other liabilities	189	409	(89)
Equity in undistributed losses (income) of subsidiaries	472	(5,580)	(10,118)
Net cash (used in) provided by operating activities	(713)	1,093	(385)
Cash flows from investing activities:
Investment in subsidiary	-	(5,000)	(900)
Purchase of corporation- obligated
mandatorily redeemable capital
securities of subsidiary trust holding
junior obligations of the corporation	(335)	(155)	-
Net cash used in investing activities	(335)	(5,155)	(900)
Cash from Financing Activities:
Exercise of stock options	931	47	700
Issuance of corporation- obligated
mandatorily redeemable securities
of subsidiary trust holding solely
junior subordinated debentures
of the corporation	11,135	5,155	-
Purchase of treasury shares	-	(1,305)	-
Tax benefit of stock option exercises	265	348	260
Net cash provided by financing activities	12,331	4,245	960
(Decrease) increase in cash	11,283	183	(325)
Cash, beginning of period	296	113	438
Cash, end of period	$11,579	$296	$113

20.    Related Party Transactions:

The Company has engaged in certain transactions with individuals, which would be considered related parties.  Payments for goods and services to these related parties totaled $178,000 in 2008.  Management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for similar goods and services.

21.   Quarterly Financial Data (Unaudited):

The following tables are summary unaudited statements of operation information for each of the quarters ended during 2008 and 2007.

Summary of Selected Quarterly Consolidated Financial Data
	For the Quarter Ended, 2008
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data:
Total interest income	$12,315	$13,532	$13,328	$14,801
Total interest expense	5,264	5,914	6,324	7,579
Net interest income	7,051	7,618	7,004	7,222
Provision for loan losses	1,601	43	43	5,812
Non-interest income (loss)	(931)	672	836	665
Non-interest expense	5,370	6,008	6,061	6,448
Provision (benefit) for income taxes	(435)	706	547	(1,595)
Net income (loss)	$(416)	$1,533	$1,189	$(2,778)

Per Share Data: (1)
Basic:
Net income (loss)	$(0.04)	$0.14	$0.11	$(0.27)

Diluted:
Net income (loss)	$(0.04)	$0.14	$0.11	$(0.27)

	For the Quarter Ended, 2007
(Dollars in thousands, except per share data)	Fourth	Third	Second	First

Income Statement Data:
Total interest income	$16,405	$17,677	$17,187	$17,077
Total interest expense	9,245	9,873	9,677	9,512
Net interest income	7,160	7,804	7,510	7,565
Provision for loan losses	165	1,282	63	80
Non-interest income	918	760	755	640
Non-interest expense	5,598	5,488	5,283	4,995
Provision for income taxes	738	558	951	1,026
Net income	$1,577	$1,236	$1,968	$2,104

Per Share Data:
Basic:
Net income	$0.15	$0.12	$0.19	$0.20

Diluted:
Net income	$0.15	$0.12	$0.18	$0.20

(1) Quarters do not add to full year EPS due to rounding