Form 10-Q
period 2009-03-31
REPUBLIC FIRST BANCORP INC
filed 2009-05-08
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

Commission File Number: 000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of	IRS Employer Identification
incorporation or organization)	Number

50 South 16thStreet, Philadelphia, Pennsylvania 19102
(Address of principal executive offices)	(Zip code)

215-735-4422
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ____	NO____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated Filer X
Non-Accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO X
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latestpracticable date.
10,655,201 shares of Issuer’s Common Stock, par value
$0.01 per share, issued and outstanding as of May 7, 2009

Exhibit index appears on page 33

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
 March 31, 2009 and December 31, 2008
(Dollars in thousands, except share data)
(unaudited)

ASSETS:	March 31, 2009	December 31, 2008

Cash and due from banks	$19,246	$12,925
Interest bearing deposits with banks	151	334
Federal funds sold	6,883	21,159
Total cash and cash equivalents	26,280	34,418

Investment securities available for sale, at fair value	79,410	83,032
Investment securities held to maturity, at amortized cost
(Fair value of $213 and $214, respectively)	198	198
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of
$8,434 and $8,409, respectively)	741,822	774,673
Premises and equipment, net	15,366	14,209
Other real estate owned, net	10,016	8,580
Accrued interest receivable	3,762	3,939
Bank owned life insurance	12,191	12,118
Other assets	15,499	13,977
Total Assets	$911,380	$951,980
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$87,849	$70,814
Demand – interest-bearing	38,448	43,044
Money market and savings	253,101	231,643
Time less than $100,000	131,054	139,708
Time over $100,000	268,676	253,958
Total Deposits	779,128	739,167

Short-term borrowings	-	77,309
FHLB Advances	25,000	25,000
Accrued interest payable	2,923	2,540
Other liabilities	5,366	6,161
Subordinated debt	22,476	22,476
Total Liabilities	834,893	872,653
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of March 31, 2009 and December 31, 2008	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 11,059,578 as of March 31, 2009
and 11,047,651 as of December 31, 2008	111	110
Additional paid in capital	76,723	76,629
Retained earnings	4,695	8,455
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(538)	(1,377)
Accumulated other comprehensive loss	(1,405)	(1,391)
Total Shareholders’ Equity	76,487	79,327
Total Liabilities and Shareholders’ Equity	$911,380	$951,980

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$9,990	$13,453
Interest and dividends on taxable investment securities	1,027	1,138
Interest and dividends on tax-exempt investment securities	108	114
Interest on federal funds sold and other interest-earning assets	3	96
Total interest income	11,128	14,801

Interest expense:
Demand- interest bearing	65	146
Money market and savings	1,101	1,667
Time less than $100,000	1,194	2,053
Time over $100,000	1,307	2,387
Other borrowings	603	1,326
Total interest expense	4,270	7,579
Net interest income	6,858	7,222
Provision for loan losses	4,800	5,812
Net interest income after provision for loan losses	2,058	1,410

Non-interest income:
Loan advisory and servicing fees	227	112
Service fees on deposit accounts	301	287
Gain on sale of investment security	-	5
Impairment charge on investment security	(23)	-
Bank owned life insurance income	73	108
Other non-interest income	74	153
Total non-interest income	652	665
Non-interest expenses:
Salaries and employee benefits	3,558	2,730
Occupancy	687	603
Depreciation and amortization	335	326
Legal	359	197
Write down/loss on sale of other real estate	1,319	1,016
Other real estate	103	-
Advertising	24	129
Data processing	259	203
Insurance	174	104
Professional fees	461	99
Regulatory assessments and costs	171	52
Taxes, other	252	261
Other operating expenses	783	728
Total non-interest expense	8,485	6,448

Loss before benefit for income taxes	(5,775)	(4,373)
Benefit for income taxes	(2,015)	(1,595)

Net loss	$(3,760)	$(2,778)

Net loss per share:
Basic	$(0.35)	$(0.27)
Diluted	$(0.35)	$(0.27)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except share data)
(unaudited)

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2009		$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Total other comprehensive loss, net of tax benefit of $(8)	(14)	–	–	–	–	–	(14)	(14)
Net loss	(3,760)	–	–	(3,760)	–	–	–	(3,760)
Total comprehensive loss	$(3,774)

Stock based compensation		–	69	–	–	–	–	69
Options exercised (11,927 shares)		1	25	–	–	–	–	26
Deferred compensation plan distribution		–	–	–	–	839	–	839

Balance March 31, 2009		$111	$76,723	$4,695	$(3,099)	$(538)	$(1,405)	$76,487

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2008		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467
Total other comprehensive loss, net of tax benefit of $(108)	(210)	–	–	–	–	–	(210)	(210)
Net loss	(2,778)	–	–	(2,778)	–	–	–	(2,778)
Total comprehensive loss	$(2,988)

Stock based compensation		–	35	–	–	–	–	35
Options exercised (63,355 shares)		1	162	–	–	–	–	163

Balance March 31, 2008		$108	$75,518	$6,149	$(2,993)	$(1,165)	$60	$77,677

 (See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,760)	$(2,778)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for loan losses	4,800	5,812
Write down or loss on sale of other real estate owned	1,319	1,016
Depreciation and amortization	335	326
Deferred compensation plan distribution	839	-
Stock based compensation	69	35
Gain on sale of investment security	-	(5)
Impairment charge on investment security	23	-
Amortization of discounts on investment securities	(64)	(50)
Increase in value of bank owned life insurance	(73)	(108)
Increase in accrued interest receivable
and other assets	(1,330)	(1,812)
Decrease in accrued interest payable
and other liabilities	(412)	(2,266)
Net cash provided by operating activities	1,746	170
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	-	(992)
Proceeds from maturities and calls of securities:
Available for sale	3,634	5,585
Held to maturity	-	25
Purchase of FHLB stock	-	(942)
Net decrease in loans	25,296	4,045
Net proceeds from sale of other real estate owned	-	2,126
Premises and equipment expenditures	(1,492)	(736)
Net cash provided by investing activities	27,438	9,111
Cash flows from financing activities:
Net proceeds from exercise of stock options	26	163
Net (decrease) increase in demand, money market and savings deposits	33,897	(35,487)
Net increase (decrease) in short term borrowings	(77,309)	19,234
Net increase in time deposits	6,064	4,164
Net cash used in financing activities	(37,322)	(11,926)
Decrease in cash and cash equivalents	(8,138)	(2,645)
Cash and cash equivalents, beginning of period	34,418	73,225
Cash and cash equivalents, end of period	$26,280	$70,580
Supplemental disclosure:
Interest paid	$3,887	$7,493
Non-monetary transfers from loans to other real estate owned	$2,755	$15,839

(See notes to unaudited consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Definitive Agreement of Merger:

On November 7, 2008, the board of directors of Republic First Bancorp, Inc. (“the Company”) approved an agreement and plan of merger, pursuant to which the Company will be merged with and into Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”), subject to the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions.  Approvals were obtained from the Company’s shareholders on March 18, 2009 and Pennsylvania Commerce’s shareholders on March 19, 2009.  On April 29, 2009, Pennsylvania Commerce notified the Company of its extension, in accordance with the terms of the merger agreement, of a contractual deadline for the completion of the merger until July 31, 2009, in order to allow the parties additional time to obtain required regulatory approvals for the merger.  As a result of the extension, either Pennsylvania Commerce or Republic First, provided it is not responsible for the delay, may terminate the merger agreement if the merger is not completed by July 31, 2009.

Note 2:  Nature of Operations:

The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank, and Republic’s subsidiaries.  Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and branches in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

Between January 2005 and August 2008, Republic engaged BSC Services Corporation (“BSC”), a former affiliate, to provide data processing, accounting, employee leasing, human resources, credit and compliance services.  In August 2008, BSC discontinued its operations and many of its employees were transferred to the direct employ of Republic.  BSC allocated costs of services to Republic on the basis of Republic’s usage, and Republic classified such costs to the appropriate non-interest expense categories.

The Company and Republic encounter vigorous competition for market share in the geographic areas they serve from bank holding companies, national, regional and other community banks, thrift institutions, credit unions and other non-bank financial organizations, such as mutual fund companies, insurance companies and brokerage companies.

The Company and Republic are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and Republic for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

Note 3:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information  and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Risks and Uncertainties and Certain Significant Estimates:

The earnings of the Company depend primarily on the earnings of Republic.  The earnings of Republic are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, our results of operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment.

Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly, and may cause significant fluctuations in interest margins.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment of investment securities, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Because the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

In estimating other than temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other than temporary.  To determine whether a loss in value is other than temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

In estimating impairment of restricted stock, management’s determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and accordingly, on the customer base of the FHLB.

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

Share-Based Compensation:

The Company maintains a Stock Option Plan  (the “Plan”), under which the Company grants options to its employees, directors and independent contractors and consultants who perform services for the Company.  Under terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are reserved for such options.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and has a maximum term of 10 years.  Unless otherwise provided in a grant letter, upon a change in control such as the completion of the proposed merger with Pennsylvania Commerce, all unvested options would immediately vest.  Based on terms provided in various grant letters, 212,700 unvested options granted in 2008 and 2009 will not vest upon the completion proposed merger with Pennsylvania Commerce.  Expense is estimated at $233,000.

The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2009, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 26.45% to 27.61%; a risk-free interest rate of 1.99% to 2.72%; and an expected life of 7.0 years.  In 2008 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98%; a risk-free interest rate of 3.08%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  6,050 shares vested in the first quarter of 2009.  Expense is recognized ratably over the period required to vest.  There were 236,350 unvested options at January 1, 2009 with a fair value of $827,755 with $599,551 of that amount remaining to be recognized as expense.  At March 31, 2009, there were 339,000 unvested options with a fair value of $1,014,130 with $749,084 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 564,761 options outstanding was $279,843, while the intrinsic value of the 225,761 exercisable (vested) was $225,474.

A summary of the status of the Company’s stock options under the Stock Option Plan as of March 31, 2009 and 2008 and changes during the three months ended March 31, 2009 and 2008 are presented below:

	For the Three Months Ended March 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	467,988	$8.33	737,841	$6.39
Granted	108,700	6.35	52,000	6.18
Exercised	(11,927)	2.17	(63,355)	2.56
Forfeited	-	-	(63,442)	8.62
Outstanding, end of period	564,761	8.08	663,044	6.53
Options exercisable at period-end	225,761	8.02	509,294	5.51

Weighted average fair value of options granted during the period		$2.17		$2.11

	For the Three Months Ended March 31,
	2009	2008
Number of options exercised	11,927	63,355
Cash received	$26,000	$163,000
Intrinsic value	62,139	266,233
Tax benefit	21,749	93,181

The following table summarizes information about options outstanding under the Plan as of March 31, 2009.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	7,453	1.8	$1.81	7,453	$1.81
$2.77 to $3.88	886	2.4	2.95	886	2.95
$5.70 to $8.72	391,013	6.3	7.05	110,313	6.25
$9.93 to $12.13	165,409	6.8	10.82	107,109	10.31
	564,761		$8.08	225,761	$8.02

	For the Three Months Ended,
	March 31, 2009
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	236,350	$3.50
Granted	108,700	2.17
Vested	(6,050)	5.10
Nonvested at end of period	339,000	$2.99

During the three months ended March 31, 2009, $69,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the three months ended March 31, 2008, $35,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.

Note 4:  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Note 7:  Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Plan and convertible securities related to an issuance of trust preferred securities sponsored by the Company in June 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to the net loss.  For the three months ended March 31, 2009 and 2008, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  At March 31, 2009, there were 335,406 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  At March 31, 2008, there were 289,029 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  For the three months ended March 31, 2009 and 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The following tables are a comparison of EPS for the three months ended March 31, 2009 and 2008.

Three months ended March 31,	2009		2008
Net Loss	$(3,760,000)		$(2,778,000)
(numerator for basic and diluted earnings per share)		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,631,480		10,363,376
Earnings (loss) per share - basic		$(0.35)		$(0.27)
Add common stock equivalents representing dilutive stock options	-		-
Effect on basic EPS of dilutive CSE		$-		$-
Weighted average shares outstanding	10,631,480		10,363,376

Loss per share - diluted		$(0.35)		$(0.27)

Note 8:  Fair Value of Financial Instruments:

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements.  The adoption of FSP 157-3 had an impact on the amounts reported in the consolidated financial statements as an impairment charge on a bank pooled trust preferred security of $23,000 was recognized during the quarter ended March 31, 2009.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$79,410	$-	$74,438	$4,972

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$83,032	$-	$78,100	$4,932

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

2009
(In Thousands)

Beginning Balance, January 1,	$4,932
Unrealized gains arising during 2009	63
Impairment charge on Level 3 security	(23)
Ending balance, March 31,	$4,972

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$48,505	$-	$-	$48,505

Other real estate owned	$10,016	$-	$-	$10,016

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$15,934	$-	$-	$15,934

Other real estate owned	$8,580	$-	$-	$8,580

The recorded investment in impaired loans totaled $53.8 million at March 31, 2009 and $18.3 million at December 31, 2008.  The amounts of related valuation allowances were $5.3 million and $2.4 million respectively at those dates.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition, changes in financial condition, and results of operations in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying notes to the consolidated financial statements.

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in:  general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Financial Condition:

March 31, 2009 Compared to December 31, 2008

Assets decreased $40.6 million to $911.4 million at March 31, 2009, compared to $952.0 million at December 31, 2008. This decrease reflected a $32.9 million decrease in loans receivable and an $8.1 million decrease in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  Gross loans decreased $32.8 million, to $750.3 million at March 31, 2009, compared to $783.1 million at December 31, 2008.  Substantially all of the decrease resulted from decreases in commercial and construction loans.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit, which was approximately $15.0 million at March 31, 2009.  Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage-backed securities, municipal securities, corporate bonds, and trust preferred securities.  Available-for-sale securities totaled $79.4 million at March 31, 2009, compared to $83.0 million at year-end 2008.  At both

March 31, 2009 and December 31, 2008, the portfolio had net unrealized losses of $2.2 million.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2009 and year-end 2008, securities held to maturity totaled $198,000 for both periods.

Restricted Stock:

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain stock in FHLB in proportion to its outstanding FHLB advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both March 31, 2009 and December 31, 2008, FHLB stock totaled $6.7 million.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a rarely used contingency line of credit.  At both March 31, 2009 and December 31, 2008, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $8.1 million, to $26.3 million at March 31, 2009, from $34.4 million at December 31, 2008, primarily reflecting a $14.3 million decrease in federal funds sold partially offset by a $6.3 million increase in due from banks.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $15.4 million at March 31, 2009, compared to $14.2 million at December 31, 2008, reflecting primarily branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $10.0 million at March 31, 2009 compared to $8.6 million at December 31, 2008, primarily reflecting a transfer from loans of $2.8 million, partially offset by two writedowns totaling $1.3 million.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $12.2 million at March 31, 2009 and $12.1 million at December 31, 2008. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $1.5 million to $15.5 million at March 31, 2009, from $14.0 million at December 31, 2008, reflecting a $2.0 million increase in current income tax assets, a $565,000 increase in prepaid expenses, partially offset by the collection of $1.1 million in short-term receivables collected in the first quarter of 2009.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $40.0 million to $779.1 million at March 31, 2009 from $739.2 million at December 31, 2008.  Average transaction account balances increased 4.0% or $13.3 million more than the prior year period to $346.3 million in the first quarter of 2009.  Period end time deposits increased $6.1 million, or 1.5% to $399.7 million at March 31, 2009, compared to $393.7 million at the prior year-end.

Short-Term Borrowings and FHLB Advances:

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had $25.0 million FHLB advances at March 31, 2009 and December 31, 2008.  These FHLB advances mature June, 2010.  Republic had no short-term borrowings (overnight) at March 31, 2009 compared to $77.3 million at the prior year-end.

Subordinated Debt:

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at March 31, 2009 and December 31, 2008.

Shareholders’ Equity:

Total shareholders’ equity decreased $2.8 million to $76.5 million at March 31, 2009, compared to $79.3 million at December 31, 2008, primarily due to the $3.8 million net loss recorded in first quarter 2009.

Three Months Ended March 31, 2009 and March 31, 2008
Results of Operations:

Overview

The Company reported a net loss of $3.8 million, or $(0.35) per diluted share, for the three months ended March 31, 2009, compared to a $2.8 million net loss, or $(0.27) per diluted share, for the comparable prior year period.  There was a $3.7 million, or 24.8%, decrease in total interest income, reflecting a 127 basis point decrease in the yield on average loans outstanding while interest expense decreased $3.3 million, reflecting a 173 basis point decrease in the rate on average interest-bearing deposits outstanding and a 73 basis point decrease in the rate on average borrowings outstanding.  Net interest income for the three months ended March 31, 2009 decreased $364,000 compared to the comparable period of 2008.  The provision for loan losses in the first quarter of 2009 decreased to $4.8 million, compared to $5.8 million in the first quarter of 2008.  In both periods, the provision for loan losses reflected additional specific reserves on certain loans.  Non-interest income decreased $13,000 to $652,000 in first quarter 2009 compared to $665,000 in first quarter 2008.  Non-interest expenses increased $2.0 million to $8.5 million compared to $6.4 million in the first quarter of 2008, primarily due to increases in salaries and employee benefits expense of $828,000, $406,000 in other real estate owned related expenses, $362,000 in professional fees, $162,000 in legal fees and $119,000 in regulatory assessments and costs. Return on average assets and average equity from continuing operations of (1.66)% and (19.41)% respectively, in the first quarter of 2009 compared to (1.16)% and (13.90)% respectively for the same period in 2008.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  Yields are adjusted for tax equivalency first quarter 2009 and 2008.

	For the three months ended			For the three months ended
	March 31, 2009			March 31, 2008

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$3,726	$3	0.33%	$12,271	$96	3.15%
Investment securities and
restricted stock	90,966	1,190	5.23%	87,545	1,313	6.00%
Loans receivable	770,562	9,990	5.26%	817,702	13,453	6.62%
Total interest-earning assets	865,254	11,183	5.24%	917,518	14,862	6.51%
Other assets	51,229			42,977
Total assets	$916,483			$960,495

Interest-bearing liabilities:
Demand - non-interest bearing	$77,527			$83,393
Demand - interest-bearing	42,087	$65	0.63%	41,993	$146	1.40%
Money market & savings	226,663	1,101	1.97%	207,571	1,667	3.23%
Time deposits	394,742	2,501	2.57%	384,040	4,440	4.65%
Total deposits	741,019	3,667	2.01%	716,997	6,253	3.51%
Total interest-bearing deposits	663,492	3,667	2.24%	633,604	6,253	3.97%
Other borrowings	87,726	603	2.79%	151,552	1,326	3.52%
Total interest-bearing
liabilities	$751,218	$4,270	2.31%	$785,156	$7,579	3.88%
Total deposits and
other borrowings	828,745	4,270	2.09%	868,549	7,579	3.51%
Non interest-bearing
other liabilites	9,184			11,558
Shareholders' equity	78,554			80,388
Total liabilities and
shareholders' equity	$916,483			$960,495

Net interest income (2)		$6,913			$7,283
Net interest spread			2.93%			2.63%

Net interest margin (2)			3.24%			3.19%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $55 and $61 in first quarter 2009 and 2008, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Three months ended March 31, 2009
	versus March 31, 2008
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(7)	$(86)	$(93)
Securities	44	(167)	(123)
Loans	(611)	(2,852)	(3,463)
Total interest-earning assets	(574)	(3,105)	(3,679)

Interest expense of
Deposits
Interest-bearing demand deposits	-	81	81
Money market and savings	(93)	659	566
Time deposits	(68)	2,007	1,939
Total deposit interest expense	(161)	2,747	2,586
Other borrowings	439	284	723
Total interest expense	278	3,031	3,309
Net interest income	$(296)	$(74)	$(370)

The Company’s tax equivalent net interest margin increased 5 basis points to 3.24% for the three months ended March 31, 2009, compared to 3.19% for the prior year comparable period.

While yields on interest-earning assets decreased 127 basis points to 5.24% in first quarter 2009 from 6.51% in first quarter 2008, the rate on total deposits and other borrowings decreased 142 basis points to 2.09% from 3.51% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to repricing assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company’s tax equivalent net interest income decreased $370,000, or 5.1%, to $6.9 million for the three months ended March 31, 2009, from $7.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest earning assets. Average interest-earning assets amounted to $865.3 million for first quarter 2009 and $917.5 million for first quarter 2008.  The $52.3 million decrease resulted primarily from a reduction in loans of $47.1 million.

The Company’s total tax equivalent interest income decreased $3.7 million, or 24.8%, to $11.2 million for the three months ended March 31, 2009, from $14.9 million for the prior year comparable period.  Interest and fees on loans decreased $3.5 million, or 25.7%, to $10.0 million for the three months ended March 31, 2009, from $13.5 million for the prior year comparable period.  The decrease was due primarily to the 136 basis point decline in the yield on loans, as variable rate loans in our portfolio repriced to lower interest rates, as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $123,000 to $1.2 million for the three months ended March 31, 2009, from $1.3 million for the prior year comparable period.  This decrease reflected a 77 basis point decline in the yield of investment securities primarily resulting from the discontinuation of dividends on FHLB stock.  Interest on federal funds sold and other interest-earning assets decreased $93,000, or 96.8%, reflecting decreases in short-term market interest rates.

The Company’s total interest expense decreased $3.3 million, or 43.7%, to $4.3 million for the three months ended March 31, 2009, from $7.6 million for the prior year comparable period. Interest-bearing liabilities averaged $751.2 million for the three months ended March 31, 2009, compared to $785.2 million for the prior year comparable period, or a decrease of $33.9 million. The decrease primarily reflected reduced funding requirements due to a decrease in loans. Average deposit balances increased $24.0 million while there was a $63.8 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 157 basis points to 2.31% for the three months ended March 31, 2009. Interest expense on time deposit balances decreased $1.9 million to $2.5 million in first quarter 2009, from $4.4 million in the comparable prior year period, reflecting lower rates.  Money market and savings interest expense decreased $566,000 to $1.1 million in first quarter 2008, from $1.7 million in the comparable prior year period. The majority of the decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment. Accordingly, rates on total interest-bearing deposits decreased 173 basis points in first quarter 2009 compared to first quarter 2008.

Interest expense on other borrowings decreased $723,000 to $603,000 in first quarter 2009, primarily as a result of the lower average balances. Average other borrowings, primarily overnight FHLB borrowings, decreased $63.8 million, or 42.1%, between those respective periods. Rates on overnight borrowings reflected the lower short-term interest rate environment as the rate of other borrowings decreased to 2.79% in first quarter 2009, from 3.52% in the comparable prior year period. Interest expense on other borrowings also includes the interest on $22.5 million of subordinated debt.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $4.8 million in first quarter 2009 compared to $5.8 million in first quarter 2008.

The $4.8 million provision for loan losses in first quarter 2009 includes an increase of $2.8 million in the allowance for loan losses to cover the actual amounts charged off for nineteen loans in the quarter.  The amounts charged off were based on management’s revised estimates of collection and/or underlying collateral values.  The balance of the provision in first quarter 2009 reflects management’s judgment of the further deterioration of the business economy and in particular the real estate sector in Republic’s market area.  At March 31, 2009, approximately 85% of the allowance for loan losses is identified for specific loans.

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

Non-Interest Income

Total non-interest income decreased $13,000 to $652,000 for first quarter 2009 compared to $665,000 for the three months ended March 31, 2008, as decreases in other income of $79,000 and bank owned life insurance income of $35,000 were offset by an increase in loan advisory and service fees of $115,000.  The decrease in other income was primarily due to a $100,000 legal settlement recorded in first quarter 2008 while the increase in loan advisory and servicing fees resulted from higher prepayment fee income.

Non-Interest Expenses

Total non-interest expenses increased $2.0 million or 31.6% to $8.5 million for the three months ended March 31, 2009, from $6.4 million for the prior year comparable period. Salaries and employee benefits increased $828,000 or 30.3%, to $3.6 million for the three months ended March 31, 2009, from $2.7 million for the prior year comparable period. That increase reflected additional staffing in first quarter 2009, decreased salary deferrals based on lower loan originations, as well as annual merit increases for certain individuals of up to three percent of their base salary.

Occupancy expense increased $84,000, or 13.9%, to $687,000 in first quarter 2009, compared to $603,000 in first quarter 2008. The increase reflected incremental rent increases at several branch locations as well as the corporate headquarters.

Depreciation expense increased $9,000 or 2.8% to $335,000 for the three months ended March 31, 2009, compared to $326,000 for the prior year comparable period.

Legal fees increased $162,000, or 82.2%, to $359,000 in first quarter 2009, compared to $197,000 in first quarter 2008, resulting from increased fees on a number of different matters, primarily relating to loan workouts.

Other real estate expenses increased $406,000 for the three months ended March 31, 2009 to $1.4 million compared to $1.0 million for the first quarter 2008 due to an increase of $303,000 in writedowns on properties owned and $103,000 in maintenance expenses on properties owned.

Advertising expense decreased $105,000, or 81.4%, to $24,000 in first quarter 2009, compared to $129,000 in first quarter 2008.  The decrease was primarily due to lower levels of print advertising.

Data processing expense increased $56,000, or 27.6%, to $259,000 in first quarter 2009, compared to $203,000 in first quarter 2008, primarily due to system enhancements.

Insurance expense increased $70,000, or 67.3%, to $174,000 in first quarter 2009, compared to $104,000 in first quarter 2008, resulting primarily from additional levels of coverage and higher rates.

Professional fees increased $362,000, or 365.7%, to $461,000 in first quarter 2009, compared to $99,000 in first quarter 2008, resulting from increased consulting fees.

Regulatory assessments and costs expenses increased $119,000, or 228.9%, to $171,000 in first quarter 2009, compared to $52,000 in first quarter 2008, resulting from higher FDIC assessment rates.

Taxes, other decreased $9,000, or 3.4%, to $252,000 for the three months ended March 31, 2009, compared to $261,000 for the comparable prior year period.

Other expenses increased $55,000, or 7.6% to $783,000 for the three months ended March 31, 2009, from $728,000 for the prior year comparable period.

Provision for Income Taxes

The provision for income taxes decreased $420,000, to a $2.0 million benefit for the three months ended March 31, 2009, from a $1.6 million benefit for the prior year comparable period, primarily as a result of the decrease in pre-tax income.  The effective tax rates for the three-month periods ended March 31, 2009 and 2008 were 35% and 36% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $81.9 million and $83.1 million and standby letters of credit of approximately $5.0 million and $5.3 million at March 31, 2009, and December 31, 2008, respectively.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $81.9 million of commitments to extend credit at March 31, 2009 were committed as variable rate credit facilities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Our commitments generally have fixed expiration dates or other termination clauses and many require the payment of fees.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In issuing commitments, we evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral required in connection with any commitment is based on management’s credit evaluation of the customer.  The type of required collateral varies, but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in issuing loan commitments.  The amount of collateral which may be pledged to secure a letter of credit is based on management’s credit evaluation of the customer.  The type of collateral which may be held varies, but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at March 31, 2009, and December 31, 2008:

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At March 31, 2009
Total risk based capital
Republic	$95,594	11.88%	$64,391	8.00%	$80,489	10.00%
Company	108,126	13.39%	64,580	8.00%	-	N/A
Tier one risk based capital
Republic	87,160	10.83%	32,196	4.00%	48,293	6.00%
Company	99,692	12.35%	32,290	4.00%	-	N/A
Tier one leveraged capital
Republic	87,160	9.53%	36,575	4.00%	45,719	5.00%
Company	99,692	10.88%	36,659	4.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company	110,927	13.26%	66,915	8.00%	-	-
Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company	102,518	12.26%	33,458	4.00%	-	-
Tier one leveraged capital
Republic	90,921	9.91%	36,712	4.00%	45,890	5.00%
Company	102,518	11.14%	36,801	4.00%	-	-

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

Regulatory authorities require the Company to maintain certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors.  In response to these requirements, the Company has formed an Asset/Liability Committee (“ALCO”), comprised of certain members of Republic’s board of directors and senior management, which monitors such ratios.  The purpose of the Committee is in part, to monitor Republic’s liquidity and adherence to the ratios in addition to managing relative interest rate risk.  The ALCO meets at least quarterly.

Republic’s most liquid assets, comprised of cash and cash equivalents, totaled $26.3 million at

March 31, 2009 compared to $34.4 million at December 31, 2008, due primarily to a decrease in federal funds sold. Loan maturities and repayments are another source of asset liquidity. At March 31, 2009, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end September 30, 2009. Additionally, the majority of its securities are available to satisfy liquidity requirements, through sales, maturities, interest and dividends, and pledges to the FHLB to access Republic’s line of credit.

Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the FHLB.  At March 31, 2009 Republic had $129.2 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $67.4 million at December 31, 2008. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At March 31, 2009, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $86.9 million.

Certificates of deposit scheduled to mature in one year totaled $377.5 million at March 31, 2009. The Company anticipates that it will have sufficient funds available to meet its current commitments.  In addition, the Company can use term borrowings to replace these funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million at March 31, 2009.  Republic had drawn down $0 on this line at March 31, 2009.  Republic has also established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $181.5 million.  That $181.5 million capacity is reduced by advances outstanding to arrive at the unused line of credit available.  As of March 31, 2009, Republic had borrowed $25.0 million from the FHLB. Investment securities also represent a primary source of liquidity for Republic. Accordingly, investment decisions may reflect liquidity over other considerations as needed.

The Company’s primary short-term funding sources are certificates of deposit and its securities portfolio.  Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions. The Company’s securities portfolio is also available for liquidity, most likely as collateral for FHLB advances. In addition numerous investment companies would likely provide repurchase agreements up to the amount of the market value of the securities.

The ALCO committee is responsible for managing the liquidity position and interest sensitivity of Republic. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

At March 31, 2009, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency issued mortgage backed securities, municipal securities, corporate bonds and trust preferred securities.  The book and market values of investment securities available for sale were $79.4 million and $83.0 million as of March 31, 2009 and December 31, 2008, respectively.  At March 31,

2009 and December 31, 2008, the portfolio had net unrealized losses of $2.2 million.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $15.0 million at March 31, 2009.  Individual customers may have several loans often secured by different collateral.

The Company’s total loans decreased $32.8 million, to $750.3 million at March 31, 2009, from $783.1 million at December 31, 2008.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of March 31, 2009		As of December 31, 2008
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$440,268	58.7%	$455,776	58.2%
Construction and land development	207,921	27.7%	216,060	27.6%
Non real estate secured	61,324	8.2%	60,203	7.7%
Non real estate unsecured	16,544	2.2%	21,531	2.7%
	726,057	96.8%	753,570	96.2%

Residential real estate	4,918	0.7%	5,347	0.7%
Consumer & other	19,281	2.5%	24,165	3.1%
Total loans	750,256	100.0%	783,082	100.0%

Less: allowance for loan losses	(8,434)		(8,409)

Net loans	$741,822		$774,673

Credit Quality

Republic’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. A committee of Republic’s board of directors oversees the loan approval process to ensure that proper standards are maintained, and approves the majority of commercial loans.

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

While a loan is classified as non-accrual or as an impaired loan and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance (after giving effect to the partial charge-off) at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	March 31, 2009	December 31, 2008
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$2,759	$-
Non-accrual loans	15,489	17,333
Total non-performing loans (1)	18,248	17,333
Other real estate owned	10,016	8,580

Total non-performing assets (2)	$28,264	$25,913

Non-performing loans as a percentage of total loans net of unearned
Income	2.43%	2.21%
Non-performing assets as a percentage of total assets	3.10%	2.72%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non-accrual loans decreased $1.8 million, to $15.5 million at March 31, 2009, from $17.3 million at December 31, 2008, as a result of charge-offs and transfers to other real estate owned, offset by other loans entering non-accrual status.  During the first quarter of 2009, $2.8 million of non-accrual loans to a single customer was transferred to other real estate owned, following a charge-off of $1.2 million, and an additional nineteen loans, totaling $3.6 million, were charged off.  Six loans, totaling $5.8 million, entered non-accrual status during the quarter.

Non-accrual loans totaled $15.5 million at March 31, 2009 and $17.3 million at December 31, 2008, and the amount of related valuation allowances were $661,000 and $2.3 million, respectively at those dates.  The primary reason for the decrease in non-accrual loans was the aforementioned transfers of loans to other real estate owned and charge-offs.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $14.3 million at March 31, 2009 and $8.9 million at December 31, 2008; and (ii) 60 to 89 days past due, at March 31, 2009 and December 31, 2008, in the aggregate principal amount of $1.5 million and $3.6 million, respectively.

Other Real Estate Owned:

The balance of other real estate owned increased to $10.0 million at March 31, 2009 from $8.6 million at December 31, 2008 due to additions from one customer totaling $2.8 million and writedowns on properties of $1.3 million.

At March 31, 2009, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2009, and 2008, and the twelve months ended December 31, 2008 is as follows:

	For the three months ended	For the twelve months ended	For the three months ended
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Balance at beginning of period…….…..	$8,409	$8,508	$8,508
Charge-offs:
Commercial and construction………….	4,775	7,778	4,344
Tax refund loans……………………….	-	-	-
Consumer ……………………….…….	-	19	8

Total charge-offs	4,775	7,797	4,352
Recoveries:
Commercial and construction………….	-	119	117
Tax refund loans……………………….	-	77	69
Consumer……………………………	-	3	2

Total recoveries…………………...	-	199	188

Net charge-offs……………………….….	4,775	7,598	4,164
Provision for loan losses………………..	4,800	7,499	5,812

Balance at end of period……………..	$8,434	$8,409	$10,156

Average loans outstanding (1)……. …	$770,562	$789,446	$817,702

As a percent of average loans (1):
Net charge-offs (annualized)……………	2.51%	0.96%	2.05%
Provision for loan losses (annualized)……………..	2.53%	0.95%	2.86%
Allowance for loan losses……….…...	1.09%	1.07%	1.24%
Allowance for loan losses to:
Total loans, net of unearned income at period end…………………………	1.12%	1.07%	1.27%
Total non-performing loans at period end……………………………….	46.22%	48.51%	331.14%
(1) Includes nonaccruing loans.

Management makes determinations, no less frequently than quarterly, as to appropriate provisions from earnings to maintain an allowance for loan losses that management determines is adequate to absorb inherent losses in the loan portfolio.  The Company’s board of directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The board of directors also considers specific loans, pools of similar loans, historical charge off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at March 31, 2009.  However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur.  The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company’s loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available or that potential problems would be identified.  The Company’s portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At March 31, 2009, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $726.1 million, $4.9 million and $19.3 million.

 Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  Management believes that the most significant impact of inflation on its financial results is through the Company’s need and ability to react to changes in interest rates.  Management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the 2008 Annual Report on Form 10-K filed with the SEC.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.  As we reported in our Annual Report on Form 10-K for the year ended December 31, 2008, based on management’s assessment as of December 31, 2008, we did not maintain effective internal control over financial reporting due to the existence of material weaknesses.  Accordingly, management has taken remedial actions with respect to the identified material weakness, including:

•	engaging an independent third party impairment specialist to evaluate securities for other than temporary impairment on a timely basis;

We believe the actions we are taking have corrected the referenced material weaknesses.

PART II                      OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 1A: RISK FACTORS

Significant risk factors could adversely effect our business, financial condition and results of operation.  The risk factors which management deems to be the most significant are discussed in our Annual Report on Form 10-K, for the year ended December 31, 2008, filed with the SEC on March 16, 2009.  We do not believe there have been any material changes in these risk factors since that report.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on March 18, 2009 at 4:00 pm at the Union League of Philadelphia at Broad and Sansom Streets, Philadelphia, PA 19102, to consider and vote upon a proposal to approve and adopt the agreement and plan of merger entered into by the Company and Pennsylvania Commerce, dated as of November 7, 2008, which provides for, among other things, the merger of the Company with and into Pennsylvania Commerce.  6,083,420 shares were voted for the proposal and 856,015 shares were voted against the proposal.  14,995 shares abstained and there were 0 broker non-votes.  The proposal to approve and adopt the merger received 87.5% of the voted shares.

ITEM 5: OTHER INFORMATION

In anticipation of the merger with Pennsylvania Commerce, the board of directors of the Company has not fixed a date for a 2009 annual meeting of shareholders and does not anticipate that such a meeting will be held.  If, however, an annual meeting is to be held for any reason, the Company will inform shareholders, in a timely manner, of the date fixed for such annual meeting, and the deadline for submitting shareholder proposals for inclusion in the Company’s proxy statement and form of proxy for the annual meeting, and the date after which notice of a shareholder proposal submitted outside the processes of SEC Rule 14a-8 will be considered untimely.

ITEM 6: EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for quarterly reports on Form 10-Q)

Exhibit No.

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer

32.1           Section 1350 Certification of the Chief Executive Officer

32.2           Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic First Bancorp, Inc.

/s/Harry D. Madonna
Chairman, President and Chief Executive Officer

/s/Edward J. Ryan
Acting Chief Financial Officer

Dated: May 8, 2009