Form 10-Q
period 2009-06-30
REPUBLIC FIRST BANCORP INC
filed 2009-08-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
10,665,635 shares of Issuer’s Common Stock, par value
$0.01 per share, issued and outstanding as of August 5, 2009

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
 June 30, 2009 and December 31, 2008
(Dollars in thousands, except share data)
(unaudited)

ASSETS:	June 30, 2009	December 31, 2008

Cash and due from banks	$36,109	$12,925
Interest bearing deposits with banks	150	334
Federal funds sold	21,007	21,159
Total cash and cash equivalents	57,266	34,418

Investment securities available for sale, at fair value	73,932	83,032
Investment securities held to maturity, at amortized cost
(Fair value of $169 and $214, respectively)	159	198
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of
$16,037 and $8,409, respectively)	731,981	774,673
Premises and equipment, net	22,594	14,209
Other real estate owned, net	10,016	8,580
Accrued interest receivable	3,474	3,939
Bank owned life insurance	12,250	12,118
Other assets	18,608	13,977
Total Assets	$937,116	$951,980
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$91,642	$70,814
Demand – interest-bearing	42,675	43,044
Money market and savings	304,879	231,643
Time less than $100,000	142,838	139,708
Time over $100,000	226,602	253,958
Total Deposits	808,636	739,167

Short-term borrowings	-	77,309
FHLB Advances	25,000	25,000
Accrued interest payable	3,706	2,540
Other liabilities	5,991	6,161
Subordinated debt	22,476	22,476
Total Liabilities	865,809	872,653
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of June 30, 2009 and December 31, 2008	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 11,081,938 as of June 30, 2009
and 11,047,651 as of December 31, 2008	111	110
Additional paid in capital	76,931	76,629
Retained earnings (accumulated deficit)	(203)	8,455
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(538)	(1,377)
Accumulated other comprehensive loss	(1,895)	(1,391)
Total Shareholders’ Equity	71,307	79,327
Total Liabilities and Shareholders’ Equity	$937,116	$951,980

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,863	$12,160	$19,853	$25,613
Interest and dividends on taxable investment securities	945	1,004	1,972	2,142
Interest and dividends on tax-exempt investment securities	108	106	216	220
Interest on federal funds sold and other interest-earning assets	19	58	22	154
Total interest income	10,935	13,328	22,063	28,129

Interest expense:
Demand- interest bearing	75	69	140	215
Money market and savings	1,374	1,371	2,475	3,038
Time less than $100,000	1,166	2,176	2,360	4,229
Time over $100,000	1,014	1,993	2,321	4,380
Other borrowings	514	715	1,117	2,041
Total interest expense	4,143	6,324	8,413	13,903
Net interest income	6,792	7,004	13,650	14,226
Provision for loan losses	8,250	43	13,050	5,855
Net interest income (loss) after provision for loan losses	(1,458)	6,961	600	8,371

Non-interest income:
Loan advisory and servicing fees	63	38	290	150
Service fees on deposit accounts	364	297	665	584
Mastercard transaction	-	309	-	309
Legal settlement	-	-	-	100
Gain on sale of investment security	-	-	-	5
Impairment charges on investment securities	(176)	-	(199)	-
Bank owned life insurance income	59	105	132	213
Other non-interest income	72	87	146	140
Total non-interest income	382	836	1,034	1,501
Non-interest expenses:
Salaries and employee benefits	3,075	2,703	6,633	5,433
Occupancy	752	595	1,439	1,198
Depreciation and amortization	373	339	708	665
Legal	321	274	680	471
Write down/loss on sale of other real estate owned	-	40	1,319	1,056
Other real estate	49	342	152	342
Advertising	34	149	58	278
Data processing	223	203	482	406
Insurance	154	148	328	252
Professional fees	495	144	956	243
Regulatory assessments and costs	596	178	767	230
Taxes, other	246	251	498	512
Other operating expenses	901	695	1,684	1,423
Total non-interest expense	7,219	6,061	15,704	12,509

Income (Loss) before provision (benefit) for income taxes	(8,295)	1,736	(14,070)	(2,637)
Provision (benefit) for income taxes	(2,860)	547	(4,875)	(1,048)

Net income (loss)	$(5,435)	$1,189	$(9,195)	$(1,589)

Net income (loss) per share:
Basic	$(0.51)	$0.11	$(0.86)	$(0.16)
Diluted	$(0.51)	$0.11	$(0.86)	$(0.16)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except share data)
                (unaudited)

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2009		$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Total other comprehensive gain, net of tax of $18	33	–	–	–	–	–	33	33
Net loss	(9,195)	–	–	(9,195)	–	–	–	(9,195)
Total comprehensive loss	$(9,162)
Cumulative effect adjustment:
Reclassify non-credit component of previously recognized OTTI	–	–	537	–	–	(537)	–
Share based compensation	–	137	–	–	–	–	137
Options exercised (34,287 shares)	1	165	–	–	–	–	166
Deferred compensation plan distribution	–	–	–	–	839	–	839
Balance June 30, 2009	$111	$76,931	$(203)	$(3,099)	$(538)	$(1,895)	$71,307

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance January 1, 2008		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467
Total other comprehensive loss, net of tax benefit of $(606)	(1,177)	–	–	–	–	–	(1,177)	(1,177)
Net loss	(1,589)	–	–	(1,589)	–	–	–	(1,589)
Total comprehensive loss	$(2,766)
Stock based compensation		–	75	–	–	–	–	75
Options exercised (236,423 shares)		3	620	–	–	–	–	623
Balance June 30, 2008		$110	$76,016	$7,338	$(2,993)	$(1,165)	$(907)	$78,399

 (See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,195)	$(1,589)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
Provision for loan losses	13,050	5,855
Write down or loss on sale of other real estate owned	1,319	1,056
Depreciation and amortization	708	665
Deferred compensation plan distribution	839	-
Share based compensation	137	75
Gain on sale of investment security	-	(5)
Impairment charges on investment securities	199	-
Amortization of discounts on investment securities	(108)	(108)
Increase in value of bank owned life insurance	(132)	(213)
Increase in accrued interest receivable and other assets	(4,184)	(459)
Increase (decrease) in accrued interest payable and other liabilities	996	(3,126)
Net cash provided by operating activities	3,629	2,151
Cash flows from investing activities:
Purchase of securities:
Available for sale	-	(6,363)
Proceeds from maturities and calls of securities:
Held to maturity	39	25
Available for sale	9,060	8,652
Proceeeds from sale of FHLB stock	-	1,743
Net decrease in loans	26,887	1,687
Net proceeds from sale of other real estate owned	-	7,491
Premises and equipment expenditures	(9,093)	(1,736)
Net cash provided by investing activities	26,893	11,499
Cash flows from financing activities:
Net proceeds from exercise of stock options	166	623
Net increase (decrease) in demand, money market and savings deposits	93,695	(11,035)
Net decrease in short term borrowings	(77,309)	(47,364)
Increase in other borrowings	-	25,000
Issuance of subordinated debt	-	11,135
Net decrease in time deposits	(24,226)	(41,261)
Net cash used in financing activities	(7,674)	(62,902)
Increase (decrease) in cash and cash equivalents	22,848	(49,252)
Cash and cash equivalents, beginning of period	34,418	73,225
Cash and cash equivalents, end of period	$57,266	$23,973
Supplemental disclosure:
Interest paid	$7,247	$14,214
Taxes paid	$-	$400
Non-monetary transfers from loans to other real estate owned	$2,755	$21,384
Non-monetary transfers from other real estate owned to other assets	$-	$2,273

(See notes to unaudited consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Definitive Agreement of Merger:

On November 7, 2008, the board of directors of Republic First Bancorp, Inc. (“the Company”) approved an agreement and plan of merger, pursuant to which the Company will be merged with and into Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”), subject to the receipt of shareholder and regulatory approvals and the satisfaction of other customary closing conditions.  Approvals were obtained from the Company’s shareholders on March 18, 2009 and Pennsylvania Commerce’s shareholders on March 19, 2009.  On April 29, 2009, Pennsylvania Commerce notified the Company of its extension, in accordance with the terms of the merger agreement, of a contractual deadline for the completion of the merger until July 31, 2009, in order to allow the parties additional time to obtain required regulatory approvals for the merger.  On July 31, 2009, Republic First Bancorp, Inc. and Metro Bancorp Inc. (“Metro”), formerly known as Pennsylvania Commerce Bancorp, Inc. entered into a First Amendment to Agreement and Plan of Merger, amending the November 7, 2008 Agreement and Plan of Merger between the parties.  The First Amendment extends a contractual deadline for the completion of the merger of Republic First into Metro until October 31, 2009, and provides each party with a right to further extend the contractual deadline in the event that all required regulatory approvals for the merger have not been obtained by September 30, 2009.

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

The Company and Republic are subject to federal and state regulations governing virtually all aspects of their activities, including but not limited to, lines of business, liquidity, investments, the payment of dividends, and others.  Such regulations and the cost of adherence to such regulations can have a significant impact on earnings and financial condtion.

Note 3:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information  and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, August 7, 2009.

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (OTTI) of investment securities, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Share-Based Compensation:

The Company maintains a Stock Option Plan and Restricted Stock Plan (the “Stock Option Plan”), under which the Company grants options to its employees, directors and independent contractors and consultants who perform services for the Company.  Under terms of the Stock Option Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Stock Option Plan to 1.5 million shares, are reserved for such options.  The Stock Option Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and has a maximum term of 10 years.  Unless otherwise provided in a grant letter, upon a change in control such as the completion of the proposed merger with Pennsylvania Commerce, all unvested options would immediately vest.  Based on terms provided in various grant letters, 207,700 unvested options granted in 2008 and 2009 will not vest upon the completion proposed merger with Pennsylvania Commerce.  Expense is estimated at $201,000.

The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2009, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 26.45% to 27.61%; a risk-free interest rate of 1.99% to 2.72%; and an expected life of 7.0 years.  In 2008 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98%; a risk-free interest rate of 3.08%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  6,050 shares vested in the first quarter of 2009.  Expense is recognized ratably over the period required to vest.  There were 236,350 unvested options at January 1, 2009 with a fair value of $827,755 with $599,551 of that amount remaining to be recognized as expense.  At June 30, 2009, there were 339,000 unvested options with a fair value of $1,014,130 with $681,101 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 542,258 options outstanding was $399,310, while the intrinsic value of the 203,258 exercisable (vested) was $184,708.

A summary of the status of the Company’s stock options under the Stock Option Plan as of June 30, 2009 and 2008 and changes during the six months ended June 30, 2009 and 2008 are presented below:

	For the Six Months Ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	467,988	$8.33	737,841	$6.39
Granted	108,700	6.35	52,000	6.18
Exercised	(34,287)	4.84	(236,423)	2.63
Forfeited	(143)	3.88	(104,846)	8.72
Outstanding, end of period	542,258	8.16	448,572	7.80

Options exercisable at period-end	203,258	8.21	313,522	7.01

Weighted average fair value of options granted during the period		$2.17		$2.11

	For the Six Months Ended June 30,
	2009	2008
Number of options exercised	34,287	236,423
Cash received	$165,950	$622,559
Intrinsic value	101,011	621,816
Tax benefit	35,354	217,636

The following table summarizes information about options outstanding under the Plan as of June 30, 2009.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	7,453	1.5	$1.81	7,453	$1.81
$2.77	743	2.4	2.77	743	2.77
$5.70 to $8.72	368,653	6.2	7.10	87,953	6.25
$9.93 to $12.13	165,409	6.5	10.82	107,109	10.31
	542,258		$8.16	203,258	$8.21

	For the Six Months Ended,
	June 30, 2009
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	236,350	$3.50
Granted	108,700	2.17
Vested	(6,050)	5.10
Nonvested at end of period	339,000	$2.99

During the three months ended June 30, 2009, $68,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the six months ended June 30, 2009, $137,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the three months ended June 30, 2008, $40,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the six months ended June 30, 2008, $75,000 was recognized in compensation expense, with a 35% assumed tax benefit for the Stock Option Plan.

Note 4:  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The implementation of this standard did impact our consolidated financial statements and results of operations.

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

On or about June 19, 2009, Members 1st Federal Credit Union (“Members 1st”) filed a complaint in the United States District Court for the Middle District of Pennsylvania against the Company, Republic, Metro Bancorp, Inc. and Metro Bank (collectively referred to as “Metro”).  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name METRO, purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).   The complaint seeks damages in an unspecified amount and injunctive relief.  The Company and Republic are named in the complaint in connection with the pending merger with Metro.  We understand that Metro intends to defend the case vigorously and has strong defenses to the claims.

Note 6:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Note 7:  Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Stock Option Plan and convertible securities related to an issuance of trust preferred securities sponsored by the Company in June 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to the net loss.  For the three months ended June 30, 2009, six months ended June 30, 2009 and six months ended June 30, 2008, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  For the three months ended June 30, 2008, there were 384,178 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  For the three months ended June 30, 2009, six months ended June 30, 2009 and six months ended June 30, 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The following tables are a comparison of EPS for the three months ended June 30, 2009 and 2008.

Three months ended June 30,	2009		2008
Net Income (Loss)	$(5,435,000)		$1,189,000
(numerator for basic and diluted earnings per share)		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,655,871		10,445,181
Earnings (loss) per share - basic		$(0.51)		$0.11
Add common stock equivalents representing dilutive stock options and convertible debt	-		416,948
Effect on basic EPS of dilutive CSE		$-		$-
Weighted average shares outstanding	10,655,871		10,862,129

Income (Loss) per share - diluted		$(0.51)		$0.11

      The following tables are a comparison of EPS for the six months ended June 30, 2009 and 2008

Six months ended June 30,	2009		2008

Net Loss	$(9,195,000)		$(1,589,000)
(numerator for basic and diluted earnings per share)		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,643,676		10,404,279
Earnings (loss) per share - basic		$(0.86)		$(0.16)
Add common stock equivalents representing dilutive stock options	-		-
Effect on basic EPS of dilutive CSE		$-		$-
Weighted average shares outstanding	10,643,676		10,404,279

Loss per share - diluted		$(0.86)		$(0.16)

Note 8:  Comprehensive Income:
      The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operation and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(5,435)	$1,189	$(9,195)	$(1,589)
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities: arising during the period, net of tax expense (benefit) of $(37), $(498), $(53), and $(606)	(66)	(967)	(95)	(1,177)
Add: reclassification adjustment for impairment charge included in net income (loss), net of tax benefit of $63, $ -, $71 and $ -	113	-	128	-
Other comprehensive income (loss)	47	(967)	33	(1,177)
Comprehensive income (loss)	$(5,388)	$222	$(9,162)	$(2,766)

Note 9:  Investment Securities:

Investment securities available for sale as of June 30, 2009 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$51,754	$2,226	$(1)	$53,979
Municipal Securities	10,198	-	(1,048)	9,150
Corporate Bonds	5,988	-	(243)	5,745
Trust Preferred Securities	7,830	-	(3,025)	4,805
Other Securities	281	3	(31)	253
Total	$76,051	$2,229	$(4,348)	$73,932

Investment securities held to maturity as of June 30, 2009 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$2	$-	$-	$2
Municipal Securities	5	-	-	5
Other Securities	152	10	-	162
Total	$159	$10	$-	$169

Investment securities available for sale as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$60,859	$1,821	$(4)	$62,676
Municipal Securities	10,073	15	(963)	9,125
Corporate Bonds	5,988	59	(4)	6,043
Trust Preferred Securities	8,003	-	(3,071)	4,932
Other Securities	279	7	(30)	256
Total	$85,202	$1,902	$(4,072)	$83,032

Investment securities held to maturity as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Municipal Securities	30	-	-	30
Other Securities	150	15	-	165
Total	$198	$16	$-	$214

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2009 is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$150	$153	$-	$-
After 1 year to 5 years	91	95	112	122
After 5 years to 10 years	2,988	2,745	2	2
After 10 years	72,822	70,939	5	5
No stated maturity	–	–	40	40
Total	$76,051	$73,932	$159	$169

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is more likely than not that is will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.   The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  The adoption of FAS 115-2 and FAS 124-2 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities of $176,000 were recognized during the quarter ended June 30, 2009.  In addition, a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI within shareholders’ equity between retained earnings and accumulated other comprehensive loss of $537,000 was recorded during the quarter ended June 30, 2009.

The Company realized gross losses due to impairment charges on securities of $176,000 for the three months ended June 30, 2009 and $199,000 for the six months ended June 30, 2009.  The tax benefit applicable to the gross losses was $63,000 for second quarter 2009 and $71,000 for the six months ended June 30, 2009. The Company realized gross gains on the sale of securities of $5,000 for the six months ended June 30, 2008.  The tax provision applicable to gross gains in 2008 amounted to approximately $2,000.

Temporarily impaired securities as of June 30, 2009 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities	-	-	95	1	95	1
Municipal Securities	-	-	8,938	1,048	8,938	1,048
Corporate Bonds	-	-	2,745	243	2,745	243
Trust Preferred Securities	-	-	4,805	3,025	4,805	3,025
Other Securities	-	-	100	31	100	31
Total Temporarily Impaired Securities	$-	$-	$16,683	$4,348	$16,683	$4,348

The impairment of the investment portfolio at June 30, 2009 totaled $4.3 million on 38 securities (3 mortgage backed securities, 23 municipal securities, 2 corporate bonds, 8 trust preferred securities and 2 other securities) with a total fair value of $16.7 million at June 30, 2009.  The unrealized loss for the trust preferred securities is due to the secondary market for such securities becoming inactive and is considered temporary. The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is considered temporary.

Temporarily impaired securities as of December 31, 2008 are as follows:

Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities	-	-	114	4	114	4
Municipal Securities	-	-	6,908	963	6,908	963
Corporate Bonds	-	-	1,991	4	1,991	4
Trust Preferred Securities	-	-	3,371	3,071	3,371	3,071
Other Securities	-	-	60	30	60	30
Total Temporarily Impaired Securities	$-	$-	$12,444	$4,072	$12,444	$4,072

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

Note 10:  Loans Receivable:

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of June 30, 2009		As of December 31, 2008
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$439,007	58.7%	$455,776	58.2%
Construction and land development	206,109	27.6%	216,060	27.6%
Non real estate secured	60,335	8.1%	60,203	7.7%
Non real estate unsecured	18,750	2.5%	21,531	2.7%
	724,201	96.9%	753,570	96.2%

Residential real estate	4,304	0.5%	5,347	0.7%
Consumer & other	19,513	2.6%	24,165	3.1%
Total loans	748,018	100.0%	783,082	100.0%

Less: allowance for loan losses	(16,037)		(8,409)

Net loans	$731,981		$774,673

The recorded investment in loans which are impaired in accordance with SFAS No. 114, totaled $57.4 million and $18.3 million at June 30, 2009 and December 31, 2008, respectively. The amounts of related valuation allowances were $9.2 million and $2.4 million respectively at those dates.  There were no impaired loans at December 31, 2008, for which no specific reserve was recorded.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The significant increase in impaired loans and related valuation allowances at June 30, 2009 compared to December 31, 2008 was primarily due to a recently completed comprehensive internal, external, and regulatory review of the Company’s loan portfolio and reflected the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio coupled with a more conservative loan classification system.

As of June 30, 2009 and December 31, 2008, there were loans of approximately $15.9 million and $17.3 million respectively, which were classified as non-accrual. There were no loans past due 90 days and accruing at June 30, 2009 and December 31, 2008.

Note 11:  Fair Value Measurements and Fair Value of Financial Instruments:

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applied to the Company’s December 31, 2008 consolidated financial statements.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is more likely than not that is will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.   The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  The adoption of FAS 115-2 and FAS 124-2 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities of $176,000 were recognized during the quarter ended June 30, 2009.  In addition, a cumulative effect adjustment to reclassify the non-credit component of previously recognized OTTI within shareholders’ equity between retained earnings and accumulated other comprehensive loss of $537,000 was recorded during the quarter ended June 30, 2009.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$73,932	$-	$69,127	$4,805

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$83,032	$-	$78,100	$4,932

    The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

2009
(In Thousands)

Beginning Balance, January 1,	$4,932
Unrealized gains arising during 2009	72
Impairment charges on Level 3 security	(199)
Ending balance, June 30,	$4,805

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$48,209	$-	$-	$48,209

Other real estate owned	$10,016	$-	$-	$10,016

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$15,934	$-	$-	$15,934

Other real estate owned	$8,580	$-	$-	$8,580

The recorded investment in impaired loans totaled $57.4 million at June 30, 2009 and $18.3 million at December 31, 2008.  The amounts of related valuation allowances were $9.2 million and $2.4 million respectively at those dates.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

     The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the matrix pricing for such instruments.

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2009 and December 31, 2008. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at June 30, 2009 and December 31, 2008 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

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

Other Real Estate Owned (Generally Carried at Cost)

These assets are carried at the lower cost or market.  At June 30, 2009 and December 31, 2008 these assets are carried at cost.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$57,266	$57,266	$34,418	$34,418
Investment securities available for sale	73,932	73,932	83,032	83,032
Investment securities held to maturity	159	169	198	214
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	731,981	726,188	774,673	774,477
Bank owned life insurance	12,250	12,250	12,118	12,118
Accrued interest receivable	3,474	3,474	3,939	3,939

Financial Liabilities:
Deposits:
Demand, savings and money market	$439,196	$439,196	$345,501	$345,501
Time	369,440	367,817	393,666	395,570
Subordinated debt	22,476	22,476	22,476	22,476
Short-term borrowings	-	-	77,309	77,309
FHLB advances	25,000	25,612	25,000	26,031
Accrued interest payable	3,706	3,706	2,540	2,540

Off Balance Sheet financial instruments:
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

Note 12:  Convertible Trust Preferred Securities

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

Republic First Capital Trust IV (“RFCT”), which issued the securities, holds, as its sole asset, the subordinated debentures issued by the Company in June 2008.  The common securities of RFCT are held by the Company.  The Company does not consolidate the RFCTs.  The non-consolidation results in the investment in the common securities of the RFCT to be included in other assets with a corresponding increase in outstanding debt of $335,000 at June 30, 2009, which represents the subordinated debentures supporting the common securities.

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

Financial Condition:

June 30, 2009 Compared to December 31, 2008

Assets decreased $14.9 million to $937.1 million at June 30, 2009, compared to $952.0 million at December 31, 2008. This decrease reflected a $42.7 million decrease in loans receivable partially offset by a $22.8 million increase in cash and cash equivalents.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  Gross loans decreased $35.1 million, to $748.0 million at June 30, 2009, compared to $783.1 million at December 31, 2008.  Substantially all of the decrease resulted from decreases in commercial and construction loans.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit, which was approximately $15.0 million at June 30, 2009.  Individual customers may have several loans that are secured by different collateral, which were in total subject to that lending limit.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage-backed securities, municipal securities, corporate bonds, and trust preferred securities.  Available-for-sale securities totaled $73.9 million at June 30, 2009, compared to $83.0 million at year-end 2008.  At June 30, 2009 and December 31, 2008, the portfolio had net unrealized losses of $2.1 million and $2.2 million, respectively.

Investment securities held-to-maturity are investments for which there is no intent to sell in the near future. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At June 30, 2009 and year-end 2008, securities held to maturity totaled $159,000 and $198,000 respectively.

Restricted Stock:

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain stock in FHLB in proportion to its outstanding FHLB advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both June 30, 2009 and December 31, 2008, FHLB stock totaled $6.7 million.

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

Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009 and December 31, 2008.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a rarely used contingency line of credit.  At both June 30, 2009 and December 31, 2008, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories increased by $22.8 million, to $57.3 million at June 30, 2009, from $34.4 million at December 31, 2008, primarily reflecting a $23.2 million increase in cash and due from banks.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $22.6 million at June 30 , 2009, compared to $14.2 million at December 31, 2008, reflecting primarily branch expansion.

Other Real Estate Owned:

Other real estate owned amounted to $10.0 million at June 30, 2009 compared to $8.6 million at December 31, 2008, primarily reflecting a transfer from loans of $2.8 million, partially offset by two writedowns totaling $1.3 million.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $12.3 million at June 30, 2009 and $12.1 million at December 31, 2008. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $4.6 million to $18.6 million at June 30, 2009, from $14.0 million at December 31, 2008, reflecting a $4.8 million increase in current and deferred income tax assets.

Deposits:

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $69.5 million to $808.6 million at June 30, 2009 from $739.2 million at December 31, 2008.  Average transaction account balances increased 8.0% or $30.1 million more than the prior year period to $406.9 million in the second quarter of 2009.  Period end time deposits decreased $24.2 million, or

6.2% to $369.4 million at June 30, 2009, compared to $393.7 million at the prior year-end.

Short-Term Borrowings and FHLB Advances:

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had $25.0 million FHLB advances at June 30, 2009 and December 31, 2008.  These FHLB advances mature June 2010.  Republic had no short-term borrowings (overnight) at June 30, 2009 compared to $77.3 million at the prior year-end.

Subordinated Debt:

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at June 30, 2009 and December 31, 2008.

Shareholders’ Equity:

Total shareholders’ equity decreased $8.0 million to $71.3 million at June 30, 2009, compared to $79.3 million at December 31, 2008, primarily due to the $9.2 million net loss recorded in the first six months of 2009.

Three Months Ended June 30, 2009 and June 30, 2008
Results of Operations:

Overview

The Company reported a net loss of $5.4 million, or $(0.51) per diluted share, for the three months ended June 30, 2009, compared to a $1.2 million net income, or $0.11 per diluted share, for the comparable prior year period.  There was a $2.4 million, or 18.0%, decrease in total interest income, reflecting an 84 basis point decrease in the yield on average loans outstanding while interest expense decreased $2.2 million, reflecting a 125 basis point decrease in the rate on average interest-bearing deposits outstanding.  Net interest income for the three months ended June 30, 2009 decreased $212,000 compared to the comparable period of 2008.  The provision for loan losses in the second quarter of 2009 increased to $8.3 million, compared to $43,000 in the second quarter of 2008, primarily reflecting an increase from a recently completed comprehensive internal, external, and regulatory review of the Company’s loan portfolio.  Non-interest income decreased $454,000 to $382,000 in second quarter 2009 compared to $836,000 in second quarter 2008.  Non-interest expenses increased $1.2 million to $7.2 million compared to $6.1 million in the second quarter of 2008, primarily due to a $425,000 charge for an FDIC special assessment and increases in salaries and employee benefits expense of $372,000 and $351,000 in professional fees.  Return on average assets and average equity from continuing operations of (2.36)% and (28.88)% respectively, in the second quarter of 2009 compared to 0.51% and 6.12% respectively for the same period in 2008.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  Yields are adjusted for tax equivalency in second quarter 2009 and 2008.

	For the three months ended			For the three months ended
	June 30, 2009			June 30, 2008

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$9,955	$19	0.77%	$10,618	$58	2.20%
Investment securities and
restricted stock	86,230	1,109	5.14%	82,392	1,167	5.67%
Loans receivable	747,725	9,863	5.29%	797,233	12,160	6.13%
Total interest-earning assets	843,910	10,991	5.22%	890,243	13,385	6.05%
Other assets	79,454			55,336
Total assets	$923,364			$945,579

Interest-bearing liabilities:
Demand - non-interest bearing	$81,046			$74,126
Demand - interest-bearing	44,487	$75	0.68%	31,236	$69	0.89%
Money market & savings	281,368	1,374	1.96%	211,281	1,371	2.61%
Time deposits	383,161	2,180	2.28%	441,069	4,169	3.80%
Total deposits	790,062	3,629	1.84%	757,712	5,609	2.98%
Total interest-bearing deposits	709,016	3,629	2.05%	683,586	5,609	3.30%
Other borrowings	47,690	514	4.32%	101,186	715	2.84%
Total interest-bearing
liabilities	$756,706	$4,143	2.20%	$784,772	$6,324	3.24%
Total deposits and
other borrowings	837,752	4,143	1.98%	858,898	6,324	2.96%
Non interest-bearing
other liabilites	10,127			8,532
Shareholders' equity	75,485			78,149
Total liabilities and
shareholders' equity	$923,364			$945,579

Net interest income (2)		$6,848			$7,061
Net interest spread			3.02%			2.81%

Net interest margin (2)			3.25%			3.19%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $56 and $57 in second quarter 2009 and 2008, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Three months ended June 30, 2009
	versus June 30, 2008
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(1)	$(38)	$(39)
Securities	49	(107)	(58)
Loans	(653)	(1,644)	(2,297)
Total interest-earning assets	(605)	(1,789)	(2,394)

Interest expense of
Deposits
Interest-bearing demand deposits	(22)	16	(6)
Money market and savings	(342)	339	(3)
Time deposits	329	1,660	1,989
Total deposit interest expense	(35)	2,015	1,980
Other borrowings	577	(376)	201
Total interest expense	542	1,639	2,181
Net interest income	$(63)	$(150)	$(213)

The Company’s tax equivalent net interest margin increased 6 basis points to 3.25% for the three months ended June 30, 2009, compared to 3.19% for the prior year comparable period.

While yields on interest-earning assets decreased 83 basis points to 5.22% in second quarter 2009 from 6.05% in second quarter 2008, the rate on total deposits and other borrowings decreased 98 basis points to 1.98% from 2.96% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to repricing assets and liabilities as a result of actions taken by the Board of Governors of the Federal Reserve System and the Federal Open Market Committee (the “Federal Reserve”) since September 2007.

The Company’s tax equivalent net interest income decreased $213,000, or 3.0%, to $6.8 million for the three months ended June 30, 2009, from $7.1 million for the prior year comparable period.  The decrease in net interest income was due primarily to a decrease in average interest earning assets. Average interest-earning assets amounted to $843.9 million for second quarter 2009 and $890.2 million for second quarter 2008.  The $46.3 million decrease resulted primarily from a reduction in loans of $49.5 million.

The Company’s total tax equivalent interest income decreased $2.4 million, or 17.9%, to $11.0 million for the three months ended June 30, 2009, from $13.4 million for the prior year comparable period.  Interest and fees on loans decreased $2.3 million, or 18.9%, to $9.9 million for the three months ended June 30, 2009, from $12.2 million for the prior year comparable period.  The decrease was due primarily to the 84 basis point decline in the yield on loans, as variable rate loans in our portfolio repriced to lower interest rates, as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $58,000 to $1.1 million for the three months ended June 30, 2009, from $1.2 million for the prior year comparable period.  This decrease reflected a 53 basis point decline in the yield of investment securities primarily resulting from the discontinuation of dividends on FHLB stock.  Interest on federal funds sold and other interest-earning assets decreased $39,000, or 67.2%, reflecting decreases in short-term market interest rates.

The Company’s total interest expense decreased $2.2 million, or 34.5%, to $4.1 million for the three months ended June 30, 2009, from $6.3 million for the prior year comparable period. Interest-bearing liabilities averaged $756.7 million for the three months ended June 30, 2009, compared to $784.8 million for the prior year comparable period, or a decrease of $28.1 million. The decrease primarily reflected reduced funding requirements due to a decrease in loans. Average deposit balances increased $32.4 million while there was a $53.5 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 104 basis points to 2.20% for the three months ended June 30, 2009. Interest expense on time deposit balances decreased $2.0 million to $2.2 million in second quarter 2009, from $4.2 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense increased $3,000 to $1.4 million in second quarter 2009.  An increase in average balances for money market and savings deposits of $70.1 million, or 33.2%, was offset by a decrease of 65 basis points to 1.96% for the three months ended June 30, 2009.     Accordingly, rates on total interest-bearing deposits decreased 125 basis points in second quarter 2009 compared to second quarter 2008.

Interest expense on other borrowings decreased $201,000 to $514,000 in second quarter 2009, primarily as a result of the lower average balances. Average other borrowings, primarily overnight FHLB borrowings, decreased $53.5 million, or 52.9%, between those respective periods.  With the increase in money market and savings deposits in second quarter 2009, other borrowings included primarily term borrowings and subordinated debt.  With the decrease in lower cost overnight borrowings in the second quarter 2009, the rate on other borrowings increased 148 basis points to 4.32%, from 2.84% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $8.3 million in second quarter 2009 compared to $43,000 in second quarter 2008.

The $8.3 million provision for loan losses in second quarter 2009 was primarily due to a recently completed comprehensive internal, external and regulatory review of the Company’s loan portfolio.  As a result of these reviews, management determined that the provision for loan losses should be increased to $8.3 million for the second quarter 2009.  The significant increase from the comparable prior year period was due to the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio coupled with a more conservative loan classification system.  At June 30, 2009, as a result of the above items loan specific reserves were increased to $9.2 million representing 57% of the allowance for loan losses and the allowance for loan losses was 101% of non-performing loans.

The second quarter 2008 provision reflected an amount required to increase the allowance for loan growth in accordance with the Company’s methodology.

Non-Interest Income

Total non-interest income decreased $454,000 to $382,000 for second quarter 2009 compared to $836,000 for the three months ended June 30, 2008, primarily due to a onetime MasterCard transaction of $309,000 recorded in second quarter 2008 and $176,000 in impairment charges on bank pooled trust preferred securities recorded in second quarter 2009.

Non-Interest Expenses

Total non-interest expenses increased $1.2 million or 19.1% to $7.2 million for the three months ended June 30, 2009, from $6.1 million for the prior year comparable period. Salaries and employee benefits increased $372,000 or 13.8%, to $3.1 million for the three months ended June 30, 2009, from $2.7 million for the prior year comparable period. That increase reflected additional staffing in second quarter 2009, as well as annual merit increases for certain individuals of up to three percent of their base salary.

Occupancy expense increased $157,000, or 26.4%, to $752,000 in second quarter 2009, compared to $595,000 in second quarter 2008. The increase reflected maintenance expense and incremental rent increases at several store locations as well as the corporate headquarters.

Depreciation expense increased $34,000 or 10.0% to $373,000 for the three months ended June 30, 2009, compared to $339,000 for the prior year comparable period, primarily due to leasehold improvements at several store locations.

Legal fees increased $47,000, or 17.2%, to $321,000 in second quarter 2009, compared to $274,000 in second quarter 2008, resulting from increased fees on a number of different matters, primarily relating to loan workouts.

Other real estate expenses decreased $333,000 for the three months ended June 30, 2009 to $49,000 compared to $382,000 for the second quarter 2008 due to a decrease of $293,000 in maintenance expenses on properties owned and $40,000 in writedowns on properties owned.

Advertising expense decreased $115,000, or 77.2%, to $34,000 in second quarter 2009, compared to $149,000 in second quarter 2008.  The decrease was primarily due to lower levels of print advertising.

Data processing expense increased $20,000, or 9.9%, to $223,000 in second quarter 2009, compared to $203,000 in second quarter 2008, primarily due to system enhancements.

Insurance expense increased $6,000, or 4.1%, to $154,000 in second quarter 2009, compared to $148,000 in second quarter 2008.

Professional fees increased $351,000, or 243.8%, to $495,000 in second quarter 2009, compared to $144,000 in second quarter 2008, resulting from increased consulting fees related to the pending merger.

Regulatory assessments and costs expenses increased $418,000, or 234.8%, to $596,000 in second quarter 2009, compared to $178,000 in second quarter 2008, resulting from an FDIC special assessment of $425,000 recorded in second quarter 2009.

Taxes, other decreased $5,000, or 2.0%, to $246,000 for the three months ended June 30, 2009, compared to $251,000 for the comparable prior year period.

Other expenses increased $206,000, or 29.6% to $901,000 for the three months ended June 30, 2009, from $695,000 for the prior year comparable period, reflecting increases in travel and parking expenses related to the pending merger of $116,000 and legal settlement expense of $63,000.

Provision for Income Taxes

The provision for income taxes decreased $3.4 million, to a $2.9 million benefit for the three months ended June 30, 2009, from a $547,000 for the prior year comparable period, primarily as a result of the decrease in pre-tax income.  The effective tax rates for those periods were 34% and 32% respectively.

Six Months Ended June 30, 2009 compared to June 30, 2008
Results of Operations:

Overview

The Company’s net income decreased to a $9.2 million loss or $(0.86) per diluted share for the six months ended June 30, 2009, compared to $1.6 million, or $(0.16) per diluted share for the comparable prior year period.  There was a $6.1 million, or 21.6%, decrease in total interest income, reflecting a 111 basis point decrease in the yield on average loans outstanding while interest expense decreased $5.5 million, reflecting a 148 basis point decrease in the rate on average interest- bearing deposits outstanding.  Accordingly, net interest income decreased $576,000 between the periods.  The provision for loan losses in the first six months of 2009 increased to $13.1 million, compared to $5.9 million provision expense in the first six months of 2008, primarily reflecting an increase from a recently completed comprehensive internal, external, and regulatory review of the Company’s loan portfolio.  Non- interest income decreased $467,000 to $1.0 million in the first six months of 2009 compared to $1.5 million in the first six months of 2008.  Non- interest expenses increased $3.2 million to $15.7 million compared to $12.5 million in the first six months of 2008, primarily due to increases of $1.2 million in salaries and employee benefits expense, $713,000 in professional fees and $537,000 in regulatory assessments and costs.  Return on average assets and average equity of (2.02)% and (24.05)% respectively, in the first six months of 2009 compared to (0.33)% and (4.02)% respectively for the same period in 2008.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  Yields are adjusted for tax equivalency in second quarter 2009 and 2008.

	For the six months ended			For the six months ended
	June 30, 2009			June 30, 2008

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$6,858	$22	0.65%	$11,444	$154	2.71%
Investment securities and
restricted stock	88,585	2,299	5.19%	84,969	2,480	5.84%
Loans receivable	759,080	19,853	5.27%	807,468	25,613	6.38%
Total interest-earning assets	854,523	22,174	5.23%	903,881	28,247	6.28%
Other assets	65,419			49,157
Total assets	$919,942			$953,038

Interest-bearing liabilities:
Demand - non-interest bearing	$79,296			$78,760
Demand - interest-bearing	43,294	$140	0.65%	36,615	$215	1.18%
Money market & savings	254,167	2,475	1.96%	209,426	3,038	2.92%
Time deposits	388,919	4,681	2.43%	412,554	8,609	4.20%
Total deposits	765,676	7,296	1.92%	737,355	11,862	3.24%
Total interest-bearing deposits	686,380	7,296	2.14%	658,595	11,862	3.62%
Other borrowings	67,597	1,117	3.33%	126,369	2,041	3.25%
Total interest-bearing
liabilities	$753,977	$8,413	2.25%	$784,964	$13,903	3.56%
Total deposits and
other borrowings	833,273	8,413	2.04%	863,724	13,903	3.24%
Non interest-bearing
other liabilites	9,573			9,818
Shareholders' equity	77,096			79,496
Total liabilities and
shareholders' equity	$919,942			$953,038

Net interest income (2)		$13,761			$14,344
Net interest spread			2.98%			2.72%

Net interest margin (2)			3.25%			3.19%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $111 and $118 for the six months ended June 30, 2009 and 2008, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Six months ended June 30, 2009
	versus June 30, 2008
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$(15)	$(117)	$(132)
Securities	93	(274)	(181)
Loans	(1,265)	(4,495)	(5,760)
Total interest-earning assets	(1,187)	(4,886)	(6,073)

Interest expense of
Deposits
Interest-bearing demand deposits	(22)	97	75
Money market and savings	(436)	999	563
Time deposits	284	3,644	3,928
Total deposit interest expense	(174)	4,740	4,566
Other borrowings	971	(47)	924
Total interest expense	797	4,693	5,490
Net interest income	$(390)	$(193)	$(583)

The Company’s tax equivalent net interest margin increased 6 basis points to 3.25% for the six months ended June 30, 2009, versus 3.19% in the prior year comparable period.

While yields on interest-bearing assets decreased 105 basis points to 5.23% in the first six months of 2009 from 6.28% in the prior year comparable period, the rate on total deposits and other borrowings decreased 120 basis points to 2.04% from 3.24% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was due to repricing assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company's tax equivalent net interest income decreased $583,000, or 4.1%, to $13.8 million for the six months ended June 30, 2009, from $14.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest earning assets.  Average interest earning assets amounted to $854.5 million for the first six months of 2009 and $903.9 million for the comparable prior year period.  The $49.4 million decrease resulted primarily from a reduction in loans of $48.4 million.

The Company’s total tax equivalent interest income decreased $6.0 million, or 21.5%, to $22.2 million for the six months ended June 30, 2009, from $28.2 million for the prior year comparable period.  Interest and fees on loans decreased $5.8 million, or 22.5%, to $19.9 million for the six months ended June 30, 2009, from $25.6 million for the prior year comparable period.  The decrease was due primarily to the 111 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $181,000 to $2.3 million for the first six months ended June 30, 2009, from $2.5 million for the prior year comparable period.  This decrease reflected a 65 basis point decline in the yield of investment securities primarily resulting from the discontinuation of dividends on FHLB stock.  Interest on federal funds sold and other interest-earning assets decreased $132,000, or 85.7%, reflecting decreases in short- term market interest rates.

The Company’s total interest expense decreased $5.5 million, or 39.5%, to $8.4 million for the six months ended June 30, 2009, from $13.9 million for the prior year comparable period.  Interest- bearing liabilities averaged $754.0 million for the six months ended June 30, 2009, versus $785.0 million for the prior year comparable period, or a decrease of $31.0 million.  The decrease primarily reflected reduced funding requirements due to a decrease in loans.  Average deposit balances increased $28.3 million while there was a $58.8 million decrease in average other borrowings.  The average rate paid on interest- bearing liabilities decreased 131 basis points to 2.25% for the six months ended June 30, 2009.  Interest expense on time deposit balances decreased $3.9 million to $4.7 million in the first six months of 2009 from $8.6 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense decreased $563,000 to $2.5 million in the first six months of 2009, from $3.0 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short- term interest rate environment.  Accordingly, rates on total interest- bearing deposits decreased 148 basis points in the first six months of 2009 compared to the comparable prior year period.

Interest expense on other borrowings decreased $924,000 to $1.1 million in the first six months of 2009, as a result of lower average balances due to reduced funding requirements.  Average other borrowings, primarily overnight FHLB borrowings, decreased $58.8 million, or 46.5%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities and $25.0 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $13.1million in the first six months of 2009 compared to $5.9 million for the comparable prior year period.

The $13.1 million provision for loan losses in the first six months of 2009 was primarily due to a recently completed comprehensive internal, external and regulatory review of the Company’s loan portfolio.  As a result of these reviews, management determined that the provision for loan losses should be increased to $13.1 million for the first six months of 2009.  The significant increase from the comparable prior year period was due to the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio coupled with a more conservative loan classification system.  At June 30, 2009, as a result of the above items loan specific reserves were increased to $9.2 million representing 57% of the allowance for loan losses and the allowance for loan losses was 101% of non-performing loans.

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

Non-Interest Income

Total non-interest income decreased $467,000 to $1.0 million for the first six months of 2009 compared to $1.5 million for the comparable prior year period, primarily due to a one- time MasterCard transaction of $309,000 recorded in 2008 and $199,000 in impairment charges on bank pooled trust preferred securities  recorded in 2009.

Non-Interest Expenses

Total non-interest expenses increased $3.2 million or 25.5% to $15.7 million for the six months ended June 30, 2009, from $12.5 million for the prior year comparable period. Salaries and employee benefits increased $1.2 million or 22.1%, to $6.6 million for the six months ended June 30, 2009, from $5.4 million for the prior year comparable period. That increase reflected additional staffing in 2009 as well as annual merit increases for certain individuals of up to three percent of their base salary.

Occupancy expense increased $241,000, or 20.1%, to $1.4 million in the first six months of 2009, compared to $1.2 million for the comparable prior year period. The increase reflected maintenance expense and incremental rent increases at several store locations as well as the corporate headquarters.

Depreciation expense increased $43,000 or 6.5% to $708,000 for the six months ended June 30, 2009, versus $665,000 for the prior year comparable period, primarily due to leasehold improvements at several store locations.

Legal fees increased $209,000, or 44.4%, to $680,000 in the first six months of 2009, compared to $471,000 for the comparable prior year period, resulting from increased fees on a number of different matters, primarily relating to loan workouts.

Other real estate increased $73,000 for the six months ended June 30, 2009 to $1.5 million compared to $1.4 million for the comparable prior year period as an increase of $263,000 in property writedowns and losses was partially offset by a decrease of $190,000 in property maintenance expenses.

Advertising expense decreased $220,000, or 79.1%, to $58,000 in the first six months of 2009, compared to $278,000 for the comparable prior year period.  The decrease was primarily due to lower levels of print advertising.

Data processing expense increased $76,000, or 18.7%, to $482,000 in the first six months of 2009, compared to $406,000 for the comparable prior year period, primarily due to system enhancements.

Insurance expense increased $76,000, or 30.2%, to $328,000 in the first six months of 2009, compared to $252,000 for the comparable prior year period, primarily resulting from additional levels of coverage and higher rates.

Professional fees increased $713,000, or 293.4%, to $956,000 in the first six months of 2009, compared to $243,000 for the comparable prior year period, resulting from increased consulting fees related to the pending merger.

Regulatory assessments and costs increased $537,000, or 233.5%, to $767,000 for the six months ended June 30, 2009, from $230,000 for the comparable prior year period, primarily resulting from an FDIC special assessment of $425,000 and increases in statutory FDIC insurance rates.

Taxes, other decreased $14,000, or 2.7%, to $498,000 for the six months ended June 30, 2009, versus $512,000 for the comparable prior year period.

 Other expenses increased $261,000, or 18.3% to $1.7 million for the six months ended June 30, 2009, from $1.4 million for the prior year comparable period, reflecting increases in travel and parking expenses related to the pending merger of $167,000 and legal settlement expense of $62,000.

Provision for Income Taxes

The provision for income taxes decreased $3.8 million, to a $4.9 million benefit for the six months ended June 30, 2009, from a $1.0 million benefit for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 35% and 40% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $76.3 million and $83.1 million and standby letters of credit of approximately $4.8 million and $5.3 million at June 30, 2009, and December 31, 2008, respectively.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $76.3 million of commitments to extend credit at June 30, 2009 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at June 30, 2009, and December 31, 2008:

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At June 30, 2009
Total risk based capital
Republic	$88,063	10.68%	$65,944	8.00%	$82,430	10.00%
Company	99,889	12.09%	66,082	8.00%	-	N/A
Tier one risk based capital
Republic	77,688	9.42%	32,972	4.00%	49,458	6.00%
Company	89,493	10.83%	33,041	4.00%	-	N/A
Tier one leveraged capital
Republic	77,688	8.48%	36,657	4.00%	45,821	5.00%
Company	89,493	9.75%	36,714	4.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company	110,927	13.26%	66,915	8.00%	-	-
Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company	102,518	12.26%	33,458	4.00%	-	-
Tier one leveraged capital
Republic	90,921	9.91%	36,712	4.00%	45,890	5.00%
Company	102,518	11.14%	36,801	4.00%	-	-

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

Republic’s most liquid assets, comprised of cash and cash equivalents, totaled $57.3 million at June 30, 2009 compared to $34.4 million at December 31, 2008, due primarily to increases in cash and due from banks and federal funds sold. Loan maturities and repayments are another source of asset liquidity. At June 30, 2009,

Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end December 31, 2009.

Funding requirements have historically been satisfied primarily by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the facilities of the FHLB.  At June 30, 2009 Republic had $95.6 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $67.4 million at December 31, 2008. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At June 30, 2009, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $81.1 million.

Certificates of deposit scheduled to mature in one year totaled $353.1 million at June 30, 2009. The Company anticipates that it will have sufficient funds available to meet its current commitments.  In addition, the Company can use term borrowings to replace these funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million at June 30, 2009.  Republic had drawn down $0 on this line at June 30, 2009.  Republic has also established a line of credit with the Federal Home Loan Bank of Pittsburgh with a maximum borrowing capacity of approximately $143.6 million.  That $143.6 million capacity is reduced by advances outstanding to arrive at the unused line of credit available.  As of June 30, 2009, Republic had borrowed $25.0 million from the FHLB. Investment securities also represent a primary source of liquidity for Republic. Accordingly, investment decisions may reflect liquidity over other considerations as needed.

The Company’s primary short-term funding source is certificates of deposit.  Republic has historically been able to generate certificates of deposit by matching Philadelphia market rates or paying a premium rate of 25 to 50 basis points over those market rates. It is anticipated that this source of liquidity will continue to be available; however, its incremental cost may vary depending on market conditions.

The ALCO committee is responsible for managing the liquidity position and interest sensitivity of Republic. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

At June 30, 2009, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency issued mortgage backed securities, municipal securities, corporate bonds and trust preferred securities.  The amortized cost and fair values of investment securities available for sale were $73.9 million and $83.0 million as of June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009 and December 31, 2008, the portfolio had net unrealized losses of $2.1 million and $2.2 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $15.0 million at June 30, 2009.  Individual customers may have several loans often secured by different collateral.

The Company’s total loans decreased $35.1 million to $748.0 million at June 30, 2009, from $783.1 million at December 31, 2008.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of June 30, 2009		As of December 31, 2008
	Balance	% of Total	Balance	% of Total
Commercial:
Real estate secured	$439,007	58.7%	$455,776	58.2%
Construction and land development	206,109	27.6%	216,060	27.6%
Non real estate secured	60,335	8.1%	60,203	7.7%
Non real estate unsecured	18,750	2.5%	21,531	2.7%
	724,201	96.9%	753,570	96.2%

Residential real estate	4,304	0.5%	5,347	0.7%
Consumer & other	19,513	2.6%	24,165	3.1%
Total loans	748,018	100.0%	783,082	100.0%

Less: allowance for loan losses	(16,037)		(8,409)

Net loans	$731,981		$774,673

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	June 30, 2009	December 31, 2008
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	15,862	17,333
Total non-performing loans (1)	15,862	17,333
Other real estate owned	10,016	8,580

Total non-performing assets (2)	$25,878	$25,913

Non-performing loans as a percentage of total
loans net of unearned Income	2.12%	2.21%
Non-performing assets as a percentage of total assets	2.76%	2.72%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non-accrual loans decreased $1.5 million, to $15.9 million at June 30, 2009, from $17.3 million at December 31, 2008, as a result of charge-offs and transfers to other real estate owned, offset by other loans entering non-accrual status.  During the first quarter of 2009, $2.8 million of non-accrual loans to a single customer was transferred to other real estate owned, following a charge-off of $1.2 million, and an additional nineteen loans, totaling $3.6 million, were charged off.  Six loans, totaling $5.8 million, entered non-accrual status during the quarter.  During the second quarter of 2009, four loans, totaling $857,000, entered non-accrual status, partially offset by charge-offs on five loans totaling $345,000 and a paydown on one loan totaling $155,000.

Non-accrual loans totaled $15.9 million at June 30 2009 and $17.3 million at December 31, 2008, and the amount of related valuation allowances were $825,000 and $2.3 million, respectively at those dates.  The primary reason for the decrease in non-accrual loans was the aforementioned transfers of loans to other real estate owned and charge-offs.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $27,000 at June 30, 2009 and $8.9 million at December 31, 2008; and (ii) 60 to 89 days past due, at June 30, 2009 and December 31, 2008, in the aggregate principal amount of $3.8 million and $3.6 million, respectively.

Other Real Estate Owned:

The balance of other real estate owned increased to $10.0 million at June 30, 2009 from $8.6 million at December 31, 2008 due to additions from one customer totaling $2.8 million and writedowns on properties of $1.3 million.

At June 30, 2009, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2009, and 2008, and the twelve months ended December 31, 2008 is as follows:

	For the six months ended	For the twelve months ended	For the six months ended
(dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Balance at beginning of period	$8,409	$8,508	$8,508
Charge-offs:
Commercial and construction	5,417	7,778	7,778
Tax refund loans	-	-	-
Consumer	6	19	13

Total charge-offs	5,423	7,797	7,791
Recoveries:
Commercial and construction	-	119	117
Tax refund loans	-	77	69
Consumer	1	3	2

Total recoveries	1	199	188

Net charge-offs	5,422	7,598	7,603
Provision for loan losses	13,050	7,499	5,855

Balance at end of period	$16,037	$8,409	$6,760

Average loans outstanding (1)	$759,080	$789,446	$807,468

As a percent of average loans (1):
Net charge-offs (annualized)	1.44%	0.96%	1.89%
Provision for loan losses (annualized)	3.47%	0.95%	1.46%
Allowance for loan losses	2.11%	1.07%	0.84%
Allowance for loan losses to:
Total loans, net of unearned income at period end	2.14%	1.07%	0.85%
Total non-performing loans at period end	101.10%	48.51%	214.88%
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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at June 30, 2009.  However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Republic’s management is unable to determine in which loan category future charge-offs and recoveries may occur.  The entire allowance for loan losses is available to absorb loan losses in any loan category.  The majority of the Company’s loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, there is no assurance that information on potential problems would be available or that potential problems would be identified.  The Company’s portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At June 30, 2009, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $724.2 million, $4.3 million and $19.5 million.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

    We believe the actions we have taken have corrected the referenced material weaknesses.

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

On or about June 19, 2009, Members 1st Federal Credit Union (“Members 1st”) filed a complaint in the United States District Court for the Middle District of Pennsylvania against the Company, Republic, Metro Bancorp, Inc. and Metro Bank (collectively referred to as “Metro”).  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name METRO, purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).   The complaint seeks damages in an unspecified amount and injunctive relief.  The Company and Republic are named in the complaint in connection with the pending merger with Metro.  We understand that Metro intends to defend the case vigorously and has strong defenses to the claims.

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

None.

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

Dated: August 7, 2009