Form 10-Q
period 2009-09-30
REPUBLIC FIRST BANCORP INC
filed 2009-11-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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
10,665,635 shares of Issuer’s Common Stock, par value
$0.01 per share, issued and outstanding as of November 9, 2009

Exhibit index appears on page 39

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
 September 30, 2009 and December 31, 2008
(Dollars in thousands, except share data)
(unaudited)

ASSETS:	September 30, 2009	December 31, 2008

Cash and due from banks	$47,653	$12,925
Interest bearing deposits with banks	155	334
Federal funds sold	29,207	21,159
Total cash and cash equivalents	77,015	34,418

Investment securities available for sale, at fair value	102,108	83,032
Investment securities held to maturity, at amortized cost
(Fair value of $170 and $214, respectively)	160	198
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of
$12,644 and $8,409, respectively)	697,073	774,673
Premises and equipment, net	24,729	14,209
Other real estate owned, net	10,847	8,580
Accrued interest receivable	3,428	3,939
Bank owned life insurance	12,312	12,118
Other assets	17,943	13,977
Total Assets	$952,451	$951,980
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Demand – non-interest-bearing	$92,017	$70,814
Demand – interest-bearing	47,418	43,044
Money market and savings	303,111	231,643
Time less than $100,000	141,597	139,708
Time over $100,000	239,495	253,958
Total Deposits	823,638	739,167

Short-term borrowings	-	77,309
FHLB Advances	25,000	25,000
Accrued interest payable	2,928	2,540
Other liabilities	5,626	6,161
Subordinated debt	22,476	22,476
Total Liabilities	879,668	872,653
Shareholders’ Equity:
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of September 30, 2009 and December 31, 2008	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 11,081,938 as of September 30, 2009
and 11,047,651 as of December 31, 2008	111	110
Additional paid in capital	77,001	76,629
Retained earnings (accumulated deficit)	(167)	8,455
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(538)	(1,377)
Accumulated other comprehensive loss	(525)	(1,391)
Total Shareholders’ Equity	72,783	79,327
Total Liabilities and Shareholders’ Equity	$952,451	$951,980

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,705	$12,208	$29,558	$37,821
Interest and dividends on taxable investment securities	871	1,173	2,843	3,315
Interest and dividends on tax-exempt investment securities	109	106	325	326
Interest on federal funds sold and other interest-earning assets	28	45	50	199
Total interest income	10,713	13,532	32,776	41,661

Interest expense:
Demand- interest bearing	78	68	218	283
Money market and savings	1,366	1,625	3,841	4,663
Time less than $100,000	1,035	1,671	3,395	5,900
Time over $100,000	928	1,545	3,249	5,925
Other borrowings	501	1,005	1,618	3,046
Total interest expense	3,908	5,914	12,321	19,817
Net interest income	6,805	7,618	20,455	21,844
Provision for loan losses	150	43	13,200	5,898
Net interest income after provision for loan losses	6,655	7,575	7,255	15,946

Non-interest income:
Loan advisory and servicing fees	91	120	381	270
Service fees on deposit accounts	305	300	970	884
Mastercard transaction	-	-	-	309
Legal settlement	-	-	-	100
Gain on sale of investment security	-	-	-	5
Impairment charges on investment securities	(242)	-	(441)	-
Bank owned life insurance income	62	98	194	311
Other non-interest income	34	154	180	294
Total non-interest income	250	672	1,284	2,173
Non-interest expenses:
Salaries and employee benefits	3,094	2,319	9,727	7,752
Occupancy	811	611	2,250	1,809
Depreciation and amortization	460	342	1,168	1,007
Legal	82	249	762	720
Write down/loss on sale of other real estate owned	105	559	1,424	1,615
Other real estate	83	163	235	505
Advertising	68	75	126	353
Data processing	148	214	630	620
Insurance	154	149	482	401
Professional fees	340	315	1,296	558
Regulatory assessments and costs	312	151	1,079	381
Taxes, other	246	207	744	719
Other operating expenses	797	654	2,481	2,077
Total non-interest expense	6,700	6,008	22,404	18,517

Income (Loss) before provision (benefit) for income taxes	205	2,239	(13,865)	(398)
Provision (benefit) for income taxes	20	706	(4,855)	(342)

Net income (loss)	$185	$1,533	$(9,010)	$(56)

Net income (loss) per share:
Basic	$0.02	$0.14	$(0.85)	$(0.01)
Diluted	$0.02	$0.14	$(0.85)	$(0.01)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except share data)
                (unaudited)

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2009		$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Total other comprehensive gain, net of tax of $785	1,254	–	–	–	–	–	1,254	1,254
Net loss	(9,010)	–	–	(9,010)	–	–	–	(9,010)
Total comprehensive loss	$(7,756)

Cumulative effect adjustment:
Reclassify non-credit component of previously recognized OTTI		–	–	388	–	–	(388)	–
Share based compensation		–	207	–	–	–	–	207
Options exercised (34,287 shares)		1	165	–	–	–	–	166
Deferred compensation plan distribution		–	–	–	–	839	–	839

Balance September 30, 2009		$111	$77,001	$(167)	$(3,099)	$(538)	$(525)	$72,783

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2008		$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467
Total other comprehensive loss, net of tax benefit of $(1,099)	(2,133)	–	–	–	–	–	(2,133)	(2,133)
Net loss	(56)	–	–	(56)	–	–	–	(56)
Total comprehensive loss	$(2,189)
Stock based compensation		–	94	–	–	–	–	94
Options exercised (294,402 shares)		3	882	–	–	–	–	885

Balance September 30, 2008		$110	$76,297	$8,871	$(2,993)	$(1,165)	$(1,863)	$79,257

 (See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
Dollars in thousands
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,010)	$(56)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	13,200	5,898
Write down or loss on sale of other real estate owned	1,424	1,615
Depreciation and amortization	1,168	1,007
Deferred compensation plan distribution	839	-
Share based compensation	207	94
Gain on sale of investment security	-	(5)
Impairment charges on investment securities	441	-
Amortization of discounts on investment securities	(161)	(168)
Increase in value of bank owned life insurance	(194)	(311)
Increase in accrued interest receivable and other assets	(4,000)	(627)
Decrease in accrued interest payable and other liabilities	(147)	(2,382)
Net cash provided by operating activities	3,767	5,065
Cash flows from investing activities:
Purchase of securities:
Available for sale	(29,985)	(16,366)
Proceeds from maturities and calls of securities:
Held to maturity	38	79
Available for sale	12,428	10,621
Purchase of restricted stock	-	(43)
Net decrease in loans	60,348	21,514
Net proceeds from sale of other real estate owned	361	14,870
Premises and equipment expenditures	(11,688)	(4,130)
Net cash provided by investing activities	31,502	26,545
Cash flows from financing activities:
Net proceeds from exercise of stock options	166	885
Net increase (decrease) in demand, money market and savings deposits	97,045	(7,705)
Net decrease in short term borrowings	(77,309)	(32,751)
Increase in other borrowings	-	25,000
Issuance of subordinated debt	-	11,135
Net decrease in time deposits	(12,574)	(43,663)
Net cash provided by (used in) financing activities	7,328	(47,099)
Increase (decrease) in cash and cash equivalents	42,597	(15,489)
Cash and cash equivalents, beginning of period	34,418	73,225
Cash and cash equivalents, end of period	$77,015	$57,736
Supplemental disclosure:
Interest paid	$11,933	$20,716
Taxes paid	$-	$400
Non-monetary transfers from loans to other real estate owned	$4,052	$21,384

(See notes to unaudited consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Definitive Agreement of Merger:

On November 7, 2008, the board of directors of Republic First Bancorp, Inc. (“the Company”) approved an agreement and plan of merger, pursuant to which the Company will be merged with and into Metro Bancorp, Inc. (“Metro”) formerly known as Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”), subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.  Approvals were obtained from the Company’s shareholders on March 18, 2009 and Metro’s shareholders on March 19, 2009.  On April 29, 2009, Metro notified the Company of its extension, in accordance with the terms of the merger agreement, of a contractual deadline for the completion of the merger until July 31, 2009, in order to allow the parties additional time to obtain required regulatory approvals for the merger.  On July 31, 2009, the Company and Metro entered into a First Amendment to Agreement and Plan of Merger, amending the November 7, 2008 Agreement and Plan of Merger between the parties.  The First Amendment extended a contractual deadline for the completion of the merger of Republic First into Metro until October 31, 2009, and provided each party with a right to further extend the contractual deadline in the event that all required regulatory approvals for the merger had not been obtained by September 30, 2009.  On October 29, 2009 the Company and Metro announced the extension of a contractual deadline until December 31, 2009.

Note 2:  Nature of Operations:

The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank, and Republic’s subsidiaries.  Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

Note 3:  Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets generally accepted accounting principles (“GAAP”) that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows.  Over time, the FASB and other GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, Staff Positions, EITF Abstracts, AICPA Statements of Position, and Practice Bulletins.  The FASB recognized the complexity of its standard setting process and embarked on a revised process in 2004 that culminated in the release of the FASB Accounting Standards Codification (“ASC”) on July 1, 2009.  The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made, nor does it impact the Company’s financial position or results of operations. It simply took thousands of individual pronouncements that comprise GAAP and reorganized them under accounting topics using a consistent structure. References to GAAP in this Quarterly Report on Form 10-Q have been updated to refer to Topics in the ASC. This change was made effective by the FASB for periods ending on or after September 15, 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three or nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, November 9, 2009.

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

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

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

Share-Based Compensation:

The Company maintains a Stock Option Plan and Restricted Stock Plan (the “Stock Option Plan”), under which the Company grants options to its employees, directors and independent contractors and consultants who perform services for the Company.  Under terms of the Stock Option Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Stock Option Plan to 1.5 million shares, are reserved for such options.  The Stock Option Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.  Unless otherwise provided in a grant letter, upon a change in control such as the completion of the proposed merger with Metro, all unvested options would immediately vest.  Based on terms provided in various grant letters, 228,200 unvested options granted in 2008 and 2009 will not vest upon the completion proposed merger with Metro.  Expense related to the acceleration of options that will vest at the time of the merger is estimated at $169,000 as of September 30, 2009.

The Black-Sholes option pricing model is utilized to determine the fair market value of stock options.  In 2009, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 21.58% to 27.61%; a risk-free interest rate of 1.99% to 3.31%; and an expected life of 7.0 years.  In 2008 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98% to 34.52%; a risk-free interest rate of 3.08% to 3.69%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  6,050 shares vested in the first quarter of 2009.  Expense is recognized ratably over the period required to vest.  There were 236,350 unvested options at January 1, 2009 with a fair value of $827,755 with $599,551 of that amount remaining to be recognized as expense.  At September 30, 2009, there were 359,500 unvested options with a fair value of $1,048,760 with $646,765 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 562,758 options outstanding was $21,662, while the intrinsic value of the 203,258 exercisable (vested) was also $21,662.

A summary of the status of the Company’s stock options under the Stock Option Plan as of September 30, 2009 and 2008 and changes during the nine months ended September 30, 2009 and 2008 are presented below:

	For the Nine Months Ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	467,988	$8.33	737,841	$6.39
Granted	129,200	6.28	105,000	6.62
Exercised	(34,287)	4.84	(294,042)	3.01
Forfeited	(143)	3.88	(113,327)	8.90
Outstanding, end of period	562,758	8.08	435,472	8.07

Options exercisable at period-end	203,258	8.21	264,922	7.47

Weighted average fair value of options granted during the period		$2.12		$2.47

	For the Nine Months Ended September 30,
	2009	2008
Number of options exercised	34,287	294,042
Cash received	$165,950	$884,615
Intrinsic value	101,011	862,833
Tax benefit	35,354	301,992

The following table summarizes information about options outstanding under the Stock Option Plan as of September 30, 2009.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	7,453	1.3	$1.81	7,453	$1.81
$2.77	743	2.4	2.77	743	2.77
$5.70 to $8.72	389,153	8.1	7.04	87,953	6.25
$9.93 to $12.13	165,409	6.3	10.82	107,109	10.31
	562,758		$8.08	203,258	$8.21

	For the Nine Months Ended,
	September 30, 2009
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	236,350	$3.50
Granted	129,200	2.12
Vested	(6,050)	5.10
Nonvested at end of period	359,500	$2.92

During the three months ended September 30, 2009, $70,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the nine months ended September 30, 2009, $207,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the three months ended September 30, 2008, $19,000 was recognized in compensation expense, with a 35% assumed tax benefit, for the Stock Option Plan.  During the nine months ended September 30, 2008, $94,000 was recognized in compensation expense, with a 35% assumed tax benefit for the Stock Option Plan.

Note 4:  Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which updates ASC 820-10, Fair Value Measurements and Disclosures. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009 and is not expected to affect the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance impacting ASC 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140).  This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfer of financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.

In June 2009, the FASB issued new guidance impacting ASC 810-10, Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46R). This guidance requires a company to determine whether its variable interest or interests gives it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the company that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. The guidance also amends existing consolidation guidance that required ongoing re-assessments of whether a company is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of this guidance will have on our financial position or results of operations.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162).  This new guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard had no impact on our financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 820, Fair Value Measurement and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  This provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity is an indication that transactions or quoted market prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).  This guidance amends the other-than-temporary impairment guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities The Company adopted this guidance effective April 1, 2009 and in connection therewith, recorded a credit loss of $418,000 during the six month period ending September 30, 2009.

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

On or about June 19, 2009, Members 1st Federal Credit Union (“Members 1st”) filed a complaint in the United States District Court for the Middle District of Pennsylvania against the Company, Republic, Metro Bancorp, Inc. and Metro Bank (collectively referred to as “Metro”).  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name METRO, purportedly infringes Members 1st’s federally registered and common law trademark for the mark MIST (stylized).  The complaint seeks damages in an unspecified amount and injunctive relief.  The Company and Republic are named in the complaint in connection with the pending merger with Metro.

Note 6:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

Note 7:  Earnings Per Share:

Earnings per share (“EPS”) consists of two separate components: Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Stock Option Plan and convertible securities related to an issuance of trust preferred securities sponsored by the Company in June 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to the net income (loss).  For the three months ended September 30, 2009, nine months ended September 30, 2009 and nine months ended September 30, 2008, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  For the three months ended September 30, 2008, there were 198,495 stock options to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  For the three months ended September 30, 2009, the Company included no stock options in calculating diluted EPS as the effect of the add back of after tax interest related to the trust preferred securities issuance to net income was anti-dilutive.  For the nine months ended September 30, 2009 and nine months ended September 30, 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The following tables are a comparison of EPS for the three months ended September 30, 2009 and 2008.

Three months ended September 30,	2009		2008

Net Income	$185,000		$1,533,000
(numerator for basic and diluted earnings per share)		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,665,635		10,581,435
Earnings per share - basic		$0.02		$0.14
Add common stock equivalents representing dilutive stock options and convertible debt	-		1,728,926
Effect on basic EPS of dilutive CSE		$-		$-
Weighted average shares outstanding	10,665,635		12,310,361

Income per share - diluted		$0.02		$0.14

      The following tables are a comparison of EPS for the nine months ended September 30, 2009 and 2008.

Nine months ended September 30,	2009		2008

Net Loss	$(9,010,000)		$(56,000)
(numerator for basic and diluted earnings per share)		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,650,995		10,463,331
Loss per share - basic		$(0.85)		$(0.01)
Add common stock equivalents representing dilutive stock options	-		-
Effect on basic EPS of dilutive CSE		$-		$-
Weighted average shares outstanding	10,650,995		10,463,331

Loss per share - diluted		$(0.85)		$(0.01)

Note 8:  Comprehensive Income:
      The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operation and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$185	$1,533	$(9,010)	$(56)
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities: arising during the period, net of tax expense (benefit) of $597, $(493), $544, and $(1,099)	1,066	(956)	971	(2,133)
Add: reclassification adjustment for impairment charge included in net income (loss), net of tax benefit of $87, $ -, $158 and $ -	155	-	283	-
Other comprehensive income (loss)	1,221	(956)	1,254	(2,133)
Comprehensive income (loss)	$1,406	$577	$(7,756)	$(2,189)

Note 9:  Investment Securities:

Investment securities available for sale as of September 30, 2009 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$48,217	$2,640	$(1)	$50,856
Municipal Securities	10,261	292	(362)	10,191
Corporate Bonds	5,989	117	-	6,106
Agency Bonds	29,985	-	-	29,985
Trust Preferred Securities	8,193	-	(3,476)	4,717
Other Securities	281	2	(30)	253
Total	$102,926	$3,051	$(3,869)	$102,108

Investment securities held to maturity as of September 30, 2009 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$2	$-	$-	$2
Municipal Securities	5	-	-	5
Other Securities	153	10	-	163
Total	$160	$10	$-	$170

Investment securities available for sale as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$60,859	$1,821	$(4)	$62,676
Municipal Securities	10,073	15	(963)	9,125
Corporate Bonds	5,988	59	(4)	6,043
Trust Preferred Securities	8,003	-	(3,071)	4,932
Other Securities	279	7	(30)	256
Total	$85,202	$1,902	$(4,072)	$83,032

Investment securities held to maturity as of December 31, 2008 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Municipal Securities	30	-	-	30
Other Securities	150	15	-	165
Total	$198	$16	$-	$214

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2009 is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$150	$152	$-	$-
After 1 year to 5 years	10,080	10,085	113	123
After 5 years to 10 years	23,110	23,243	2	2
After 10 years	69,586	68,628	5	5
No stated maturity	–	–	40	40
Total	$102,926	$102,108	$160	$170

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  The adoption of updated guidance under ASC 320-10 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities of $242,000 and $418,000 were recognized during the quarter ended September 30, 2009 and the nine months ended September 30, 2009, respectively.  In addition, a cumulative effect adjustment of $388,000 was recorded during the current year to reclassify the non-credit component of previously recognized OTTI within shareholders' equity between retained earnings and accumulated other comprehensive loss.  The June 30, 2009 cumulative effect adjustment of $537,000 was reduced by $149,000 during the current quarter related to the ongoing evaluation of the assumptions and estimates used to determine the fair value of the bank pooled trust preferred securities.

The Company realized gross losses due to impairment charges on securities of $242,000 for the three months ended September 30, 2009 and $441,000 for the nine months ended September 30, 2009.  The tax benefit applicable to the gross losses was $87,000 for third quarter 2009 and $158,000 for the nine months ended September 30, 2009. The Company realized gross gains on the sale of securities of $5,000 for the nine months ended September 30, 2008.  The tax provision applicable to gross gains in 2008 amounted to approximately $2,000.

Temporarily impaired securities as of September 30, 2009 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities	$-	$-	$93	$1	$93	$1
Municipal Securities	-	-	4,021	362	4,021	362
Corporate Bonds	-	-	-	-	-	-
Agency Bonds	-	-	-	-	-	-
Trust Preferred Securities	-	-	4,717	3,476	4,717	2,872
Other Securities	-	-	101	30	101	30
Total Temporarily Impaired Securities	$-	$-	$8,932	$3,869	$8,932	$3,265

The impairment of the investment portfolio at September 30, 2009 totaled $3.9 million on 27 securities with a total fair value of $8.9 million at September 30, 2009.  The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and was considered temporary at September 30, 2009. The unrealized loss on the remaining securities was due to changes in market value resulting from changes in market interest rates and is considered temporary.

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

The impairment of the investment portfolio at December 31, 2008 totaled $4.1 million on 36 securities with a total fair value of $12.4 million at December 31, 2008.  The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and was considered temporary at December 31, 2008. The unrealized loss on the remaining securities was due to changes in market value resulting from changes in market interest rates and is considered temporary.

Note 10:  Loans Receivable:

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

(Dollars in thousands)	As of September 30, 2009		As of December 31, 2008
	Balance	% of Total	Balance	% of Total
Commercial	$85,881	12.1%	$97,777	12.5%
Owner occupied	78,527	11.1%	71,821	9.2%
Total commercial	164,408	23.2%	169,598	21.7%

Consumer & residential	20,586	2.9%	27,915	3.5%
Commercial real estate	524,723	73.9%	585,569	74.8%
Total loans	709,717	100.0%	783,082	100.0%

Less: allowance for loan losses	(12,644)		(8,409)

Net loans	$697,073		$774,673

The recorded investment in loans which are impaired in accordance with ASC 310, totaled $142.0 million and $18.3 million at September  30, 2009 and December 31, 2008, respectively. The amounts of related valuation allowances were $7.1 million and $2.4 million respectively at those dates.  There were no impaired loans at December 31, 2008, for which a specific reserve was recorded.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The significant increase in impaired loans and related valuation allowances at September 30, 2009 compared to December 31, 2008 was primarily due to a recently completed comprehensive internal, external, and regulatory review of the Company’s loan portfolio and reflected the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio coupled with a more conservative loan classification system.

As of September 30, 2009 and December 31, 2008, there were loans of approximately $18.6 million and $17.3 million respectively, which were classified as non-accrual. There were no loans past due 90 days and accruing at September 30, 2009 and December 31, 2008.

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

The Company follows the guidance issued under ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$102,108	$-	$97,391	$4,717

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$83,032	$-	$78,100	$4,932

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

2009
(In Thousands)

Beginning Balance, January 1,	$4,932
Unrealized gains arising during 2009	226
Impairment charges on Level 3 security	(441)
Ending balance, September 30,	$4,717

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	September 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$134,942	$-	$-	$134,942

Other real estate owned	$10,847	$-	$-	$10,847

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$15,934	$-	$-	$15,934

Other real estate owned	$8,580	$-	$-	$8,580

The recorded investment in impaired loans totaled $142.0 million at September 30, 2009 and $18.3 million at December 31, 2008.  The amounts of related valuation allowances were $7.1 million and $2.4 million respectively at those dates.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

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

     The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2008. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the bank pooled trust preferred securities are expected to prepay, the estimated rates at which the bank pooled trust preferred securities are expected to defer payments, the estimated rates at which the bank pooled trust preferred securities are expected to default, and the severity of the losses on securities which default.

Prepayment Assumptions. Due to the lack of new bank pooled trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 0%.

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

Deferral and Default Rates. Bank pooled trust preferred securities include a provision that allows the issuing bank to defer interest payments for up to five years. The estimates for the rates of deferral are based on the financial condition of the trust preferred issuers in the pool. Estimates for the conditional default rates are based on the bank pooled trust preferred securities themselves as well as the financial condition of the trust preferred issuers in the pool.

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

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.  Both Standard & Poors and Moody’s Analytics have performed and published research that indicates that recoveries on bank pooled trust preferred securities are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various bank pooled trust preferred securities

Bond Waterfall. The bank pooled trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. The Company invested in the mezzanine tranches for all of its bank pooled trust preferred securities. The Senior and Mezzanine tranches were over collateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at September 30, 2009 and December 31, 2008 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward looking curve plus 700 basis points.

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

Other Real Estate Owned (Carried at Market Value)

These assets are carried at the lower of cost or market.  At September 30, 2009 and December 31, 2008 these assets are carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$77,015	$77,015	$34,418	$34,418
Investment securities available for sale	102,108	102,108	83,032	83,032
Investment securities held to maturity	160	170	198	214
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	697,073	693,679	774,673	774,477
Bank owned life insurance	12,312	12,312	12,118	12,118
Accrued interest receivable	3,428	3,428	3,939	3,939

Financial Liabilities:
Deposits:
Demand, savings and money market	$442,546	$442,546	$345,501	$345,501
Time	381,092	379,549	393,666	395,570
Subordinated debt	22,476	22,476	22,476	22,476
Short-term borrowings	-	-	77,309	77,309
FHLB advances	25,000	25,291	25,000	26,031
Accrued interest payable	2,928	2,928	2,540	2,540

Off Balance Sheet financial instruments:
Commitments to extend credit	82,425	82,425	83,073	83,073
Standby letters-of-credit	4,355	4,355	5,314	5,314

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition, changes in financial condition, and results of operations in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying financial statements including the notes to the consolidated financial statements.

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

Financial Condition:

September 30, 2009 Compared to December 31, 2008

Assets increased $471,000 to $952.5 million at September 30, 2009, compared to $952.0 million at December 31, 2008. This increase reflected a $42.6 million increase in cash and cash equivalents, a $19.1 million increase in investment securities, and a $10.5 million increase in premises and equipment offset by a $77.6 million decrease in loans receivable.

Loans:

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income.  The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  Gross loans decreased $73.4 million, to $709.7 million at September 30, 2009, compared to $783.1 million at December 31, 2008.  Substantially all of the decrease resulted from a decrease in commercial real estate loans as a result of the Company’s ongoing effort to reduce exposure to commercial real estate and reposition its portfolio.

Investment Securities:

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage-backed securities, municipal securities, corporate bonds, and bank pooled trust preferred securities.  Available-for-sale securities totaled $102.1 million at September 30, 2009, compared to $83.0 million at year-end 2008.  At September 30, 2009 and December 31, 2008, the portfolio had net unrealized losses of $818,000 and $2.2 million, respectively.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At September 30, 2009 and year-end 2008, securities held to maturity totaled $160,000 and $198,000 respectively.

Restricted Stock:

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain stock in FHLB in proportion to its outstanding FHLB advances notwithstanding paydown of those advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both September 30, 2009 and December 31, 2008, FHLB stock totaled $6.7 million.

Management evaluates the restricted stock for impairment in accordance with guidance under ASC 942-10 Financial Services – Depository and Lending.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2009 and December 31, 2008.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”), which is also classified as restricted, as a condition of a rarely used contingency line of credit.  At both September 30, 2009 and December 31, 2008, ACBB stock totaled $143,000.

Cash and Cash Equivalents:

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories increased by $42.6 million, to $77.0 million at September 30, 2009, from $34.4 million at December 31, 2008, primarily reflecting a $34.7 million increase in cash and due from banks.

Fixed Assets:

The balance in premises and equipment, net of accumulated depreciation, was $24.7 million at September 30, 2009, compared to $14.2 million at December 31, 2008, reflecting primarily renovations on existing store locations as well as future store expansion.

Other Real Estate Owned:

Other real estate owned amounted to $10.8 million at September 30, 2009 compared to $8.6 million at December 31, 2008, primarily reflecting two transfers related to loans of $4.1 million, partially offset by write-downs totaling $1.4 million and proceeds from sales totaling $361,000.

Bank Owned Life Insurance:

The balance of bank owned life insurance amounted to $12.3 million at September 30, 2009 and $12.1 million at December 31, 2008. The income earned on these policies is reflected in non-interest income.

Other Assets:

Other assets increased by $4.0 million to $17.9 million at September 30, 2009, from $14.0 million at December 31, 2008, primarily driven by a $4.7 million increase in current income tax assets.

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

Total deposits increased by $84.5 million to $823.6 million at September 30, 2009 from $739.2 million at December 31, 2008.  Average transaction account balances increased $87.4 million, or 25.4%, to $431.0 million in the third quarter of 2009.  Period end time deposits decreased $12.6 million, or 3.2%, to $381.1 million at September 30, 2009, compared to $393.7 million at the prior year-end.

Short-Term Borrowings and FHLB Advances:

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had $25.0 million FHLB advances at September 30, 2009 and December 31, 2008.  These FHLB advances mature June 2010.  Republic had no short-term borrowings (overnight) at September 30, 2009 compared to $77.3 million at the prior year-end.

Subordinated Debt:

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at September 30, 2009 and December 31, 2008.

Shareholders’ Equity:

Total shareholders’ equity decreased $6.5 million to $72.8 million at September 30, 2009, compared to $79.3 million at December 31, 2008, primarily due to the $9.0 million net loss recorded in the first nine months of 2009.

Three Months Ended September 30, 2009 and September 30, 2008

Results of Operations:

Overview

The Company reported net income of $185,000, or $0.02 per diluted share, for the three months ended September 30, 2009, compared to a $1.5 million net income, or $0.14 per diluted share, for the comparable prior year period.  There was a $2.8 million, or 20.8%, decrease in total interest income, reflecting a 101 basis point decrease in the yield on average loans outstanding while interest expense decreased $2.0 million, driven by a 110 basis point decrease in the rate on average interest-bearing deposits outstanding.  Net interest income for the three months ended September 30, 2009 decreased $813,000 compared to the quarter ended September 30, 2008.  The provision for loan losses in the third quarter of 2009 increased to $150,000, compared to $43,000 in the third quarter of 2008, primarily reflecting an increase in specific reserves on impaired loans.  Non-interest income decreased to $250,000 in third quarter 2009 compared to $672,000 in third quarter 2008.  Non-interest expenses increased $692,000 to $6.7 million compared to $6.0 million in the third quarter of 2008, primarily due to a $775,000 increase in salaries and employee benefits expense.  Return on average assets and average equity was 0.08% and 1.02% respectively, in the third quarter of 2009 compared to 0.65% and 7.76% respectively for the same period in 2008.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  Yields are adjusted for tax equivalency in third quarter 2009 and 2008.

	For the three months ended			For the three months ended
	September 30, 2009			September 30, 2008

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$26,250	$28	0.42%	$8,568	$45	2.09%
Investment securities and
restricted stock	82,039	1,036	5.05%	92,525	1,334	5.77%
Loans receivable	733,767	9,705	5.25%	775,642	12,208	6.26%
Total interest-earning assets	842,056	10,769	5.07%	876,735	13,587	6.17%
Other assets	86,881			57,371
Total assets	$928,937			$934,106

Interest-bearing liabilities:
Demand - non-interest bearing	$86,206			$71,990
Demand - interest-bearing	48,148	$78	0.64%	31,090	$68	0.87%
Money market & savings	296,642	1,366	1.83%	240,554	1,625	2.69%
Time deposits	369,863	1,963	2.11%	381,820	3,216	3.35%
Total deposits	800,859	3,407	1.69%	725,454	4,909	2.69%
Total interest-bearing deposits	714,653	3,407	1.90%	653,464	4,909	2.99%
Other borrowings	47,476	501	4.19%	122,709	1,005	3.26%
Total interest-bearing
liabilities	$762,129	$3,908	2.03%	$776,173	$5,914	3.03%
Total deposits and
other borrowings	848,335	3,908	1.83%	848,163	5,914	2.77%
Non interest-bearing
other liabilites	8,897			7,393
Shareholders' equity	71,705			78,550
Total liabilities and
shareholders' equity	$928,937			$934,106

Net interest income (2)		$6,861			$7,673
Net interest spread			3.04%			3.14%

Net interest margin (2)			3.23%			3.48%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $56 and $55 in third quarter 2009 and 2008, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Three months ended September 30, 2009
	versus September 30, 2008
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$19	$(36)	$(17)
Securities	(134)	(164)	(298)
Loans	(554)	(1,949)	(2,503)
Total interest-earning assets	(669)	(2,149)	(2,818)

Interest expense of
Deposits
Interest-bearing demand deposits	(28)	18	(10)
Money market and savings	(258)	517	259
Time deposits	63	1,190	1,253
Total deposit interest expense	(223)	1,725	1,502
Other borrowings	794	(290)	504
Total interest expense	571	1,435	2,006
Net interest income	$(98)	$(714)	$(812)

The Company’s tax equivalent net interest margin decreased 25 basis points to 3.23% for the three months ended September 30, 2009, compared to 3.48% for the prior year comparable period.

While yields on interest-earning assets decreased 110 basis points to 5.07% in third quarter 2009 from 6.17% in third quarter 2008, the rate on total deposits and other borrowings decreased 94 basis points to 1.83% from 2.77% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to repricing assets and liabilities as a result of actions taken by the Federal Reserve since September 2007.

The Company’s tax equivalent net interest income decreased $812,000, or 10.6%, to $6.9 million for the three months ended September 30, 2009, from $7.7 million for the prior year comparable period.  The decrease in net interest income was due primarily to a decrease in average interest earning assets. Average interest-earning assets amounted to $842.1 million for third quarter 2009 and $876.7 million for third quarter 2008.  The $34.7 million decrease resulted primarily from a reduction in loans of $41.9 million.

The Company’s total tax equivalent interest income decreased $2.8 million, or 20.7%, to $10.8 million for the three months ended September 30, 2009, from $13.6 million for the prior year comparable period.  Interest and fees on loans decreased $2.5 million, or 20.5%, to $9.7 million for the three months ended September 30, 2009, from $12.2 million for the prior year comparable period.  The decrease was due primarily to the 101 basis point decline in the yield on loans, as variable rate loans in our portfolio repriced to lower interest rates, primarily as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $298,000 to $1.0 million for the three months ended September 30, 2009, from $1.3 million for the prior year comparable period.  This decrease reflected a 72 basis point decline in the yield of investment securities primarily resulting from the discontinuation of dividends on FHLB stock.  Interest on federal funds sold and other interest-earning assets decreased $17,000, or 37.8%, reflecting decreases in short-term market interest rates.

The Company’s total interest expense decreased $2.0 million, or 33.9%, to $3.9 million for the three months ended September 30, 2009, from $5.9 million for the prior year comparable period. Interest-bearing liabilities averaged $762.1 million for the three months ended September 30, 2009, compared to $776.2 million for the prior year comparable period, or a decrease of $14.0 million. The decrease primarily reflected reduced funding requirements due to a decrease in loans. Average deposit balances increased $75.4 million while there was a $75.2 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 100 basis points to 2.03% for the three months ended September 30, 2009. Interest expense on time deposit balances decreased $1.3 million to $2.0 million in third quarter 2009, from $3.2 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense decreased $259,000 to $1.4 million in third quarter 2009.  An increase in average balances for money market and savings deposits of $56.1 million, or 23.3%, was more than offset by a decrease of 86 basis points to 1.83% for the three months ended September 30, 2009.  Accordingly, rates on total interest-bearing deposits decreased 110 basis points in third quarter 2009 compared to third quarter 2008.

Interest expense on other borrowings decreased $504,000 to $501,000 in third quarter 2009, primarily as a result of the lower average balances. Average other borrowings, primarily overnight FHLB borrowings, decreased $75.2 million, or 61.3%, between those respective periods.  With the increase in money market and savings deposits in third quarter 2009, other borrowings included primarily term borrowings and subordinated debt.  With the decrease in lower cost overnight borrowings in the third quarter 2009, the rate on other borrowings increased 93 basis points to 4.19%, from 3.26% in the comparable prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $150,000 in third quarter 2009 compared to $43,000 in third quarter 2008.

The $150,000 provision for loan losses in third quarter 2009 was primarily due to an increase in specific reserves on impaired loans.  At September 30, 2009, approximately 56% of the allowance for loan losses is identified for specific loans.

Non-Interest Income

Total non-interest income decreased $422,000 to $250,000 for third quarter 2009 compared to $672,000 for the three months ended September 30, 2008, primarily due to $242,000 in impairment charges on bank pooled trust preferred securities recorded in third quarter 2009 and a decrease of $120,000 in other non-interest income.

Non-Interest Expenses

Total non-interest expenses increased $692,000 or 11.5% to $6.7 million for the three months ended September 30, 2009, from $6.0 million for the prior year comparable period. Salaries and employee benefits increased $775,000 or 33.4%, to $3.1 million for the three months ended September 30, 2009, from $2.3 million for the prior year comparable period. That increase reflected additional staffing in third quarter 2009, as well as annual merit increases.

Provision for Income Taxes

The provision for income taxes decreased $686,000, to $20,000 for the three months ended September 30, 2009, from a $706,000 for the prior year comparable period, primarily as a result of the decrease in pre-tax income.  The effective tax rates for those periods were 10% and 32% respectively.

Nine Months Ended September 30, 2009 compared to September 30, 2008

Results of Operations:

Overview

The Company had a net loss of $9.0 million or $0.85 per diluted share for the nine months ended September 30, 2009, compared to a net loss of $56,000, or $0.01 per diluted share for the comparable prior year period.  There was an $8.9 million, or 21.3%, decrease in total interest income, reflecting a 107 basis point decrease in the yield on average loans outstanding while interest expense decreased $7.5 million, reflecting a 135 basis point decrease in the rate on average interest-bearing deposits outstanding.  Accordingly, net interest income decreased $1.4 million between the periods.  The provision for loan losses in the first nine months of 2009 increased to

$13.2 million, compared to $5.9 million provision expense in the first nine months of 2008, reflecting additional reserves on certain loans.  Non-interest income decreased $889,000 to $1.3 million in the first nine months of 2009 compared to $2.2 million in the first nine months of 2008.  Non- interest expenses increased $3.9 million to $22.4 million compared to $18.5 million in the first nine months of 2008, primarily due to increases of $2.0 million in salaries and employee benefits expense, $738,000 in professional fees and $698,000 in regulatory assessments and costs.  Return on average assets and average equity was (1.31)% and (15.95)% respectively, in the first nine months of 2009 compared to (0.01)% and (0.09)% respectively for the same period in 2008.

 Analysis of Net Interest Income

	For the nine months ended			For the nine months ended
	September 30, 2009			September 30, 2008

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$13,393	$50	0.50%	$10,478	$199	2.54%
Investment securities and
restricted stock	86,379	3,335	5.15%	87,506	3,814	5.81%
Loans receivable	750,550	29,558	5.27%	796,782	37,821	6.34%
Total interest-earning assets	850,322	32,943	5.18%	894,766	41,834	6.25%
Other assets	72,651			51,915
Total assets	$922,973			$946,681

Interest-bearing liabilities:
Demand - non-interest bearing	$81,625			$76,487
Demand - interest-bearing	44,930	$218	0.65%	34,760	$283	1.09%
Money market & savings	268,481	3,841	1.91%	219,877	4,663	2.83%
Time deposits	382,497	6,644	2.32%	402,235	11,825	3.93%
Total deposits	777,533	10,703	1.84%	733,359	16,771	3.05%
Total interest-bearing deposits	695,908	10,703	2.06%	656,872	16,771	3.41%
Other borrowings	60,816	1,618	3.56%	125,140	3,046	3.25%
Total interest-bearing
liabilities	$756,724	$12,321	2.18%	$782,012	$19,817	3.38%
Total deposits and
other borrowings	838,349	12,321	1.96%	858,499	19,817	3.08%
Non interest-bearing
other liabilites	9,106			8,955
Shareholders' equity	75,518			79,227
Total liabilities and
shareholders' equity	$922,973			$946,681

Net interest income (2)		$20,622			$22,017
Net interest spread			3.00%			2.87%

Net interest margin (2)			3.24%			3.29%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $167 and $173 for the nine months ended September 30, 2009 and 2008, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Nine months ended September 30, 2009
	versus September 30, 2008
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$11	$(160)	$(149)
Securities	(43)	(436)	(479)
Loans	(1,821)	(6,442)	(8,263)
Total interest-earning assets	(1,853)	(7,038)	(8,891)

Interest expense of
Deposits
Interest-bearing demand deposits	(49)	114	65
Money market and savings	(695)	1,517	822
Time deposits	343	4,838	5,181
Total deposit interest expense	(401)	6,469	6,068
Other borrowings	1,711	(283)	1,428
Total interest expense	1,310	6,186	7,496
Net interest income	$(543)	$(852)	$(1,395)

The Company’s tax equivalent net interest margin decreased 5 basis points to 3.24% for the nine months ended September 30, 2009, versus 3.29% in the prior year comparable period.

While yields on interest-bearing assets decreased 107 basis points to 5.18% in the first nine months of 2009 from 6.25% in the prior year comparable period, the rate on total deposits and other borrowings decreased 112 basis points to 1.96% from 3.08% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was due to repricing assets and liabilities primarily as a result of actions taken by the Federal Reserve.

The Company's tax equivalent net interest income decreased $1.4 million, or 6.3%, to $20.6 million for the nine months ended September 30, 2009, from $22.0 million for the prior year comparable period. The decrease in net interest income was due primarily to a decrease in average interest earning assets.  Average interest earning assets amounted to $850.3 million for the first nine months of 2009 and $894.8 million for the comparable prior year period.  The $44.4 million decrease resulted primarily from a reduction in loans of $46.2 million.

The Company’s total tax equivalent interest income decreased $8.9 million, or 21.3%, to $32.9 million for the nine months ended September 30, 2009, from $41.8 million for the prior year comparable period.  Interest and fees on loans decreased $8.3 million, or 21.8%, to $29.6 million for the nine months ended September 30, 2009, from $37.8 million for the prior year comparable period.  The decrease was due primarily to the 107 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $479,000 to $3.3 million for the first nine months ended September 30, 2009, from $3.8 million for the prior year comparable period.  This decrease reflected a 66 basis point decline in the yield of investment securities primarily resulting from the discontinuation of dividends on FHLB stock.  Interest on federal funds sold and other interest-earning assets decreased $149,000, or 74.9%, reflecting decreases in short- term market interest rates.

The Company’s total interest expense decreased $7.5 million, or 37.8%, to $12.3 million for the nine months ended September 30, 2009, from $19.8 million for the prior year comparable period.  Interest- bearing liabilities averaged $756.7 million for the nine months ended September 30, 2009, versus $782.0 million for the prior year comparable period, or a decrease of $25.3 million.  The decrease primarily reflected reduced funding requirements due to a decrease in loans.  Average deposit balances increased $44.2 million while there was a $64.3 million decrease in average other borrowings.  The average rate paid on interest- bearing liabilities decreased 120 basis points to 2.18% for the nine months ended September 30, 2009.  Interest expense on time deposit balances decreased $5.2 million to $6.6 million in the first nine months of 2009 from $11.8 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense decreased $822,000 to $3.8 million in the first nine months of 2009, from $4.7 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short- term interest rate environment.  Accordingly, rates on total interest- bearing deposits decreased 135 basis points in the first nine months of 2009 compared to the comparable prior year period.

Interest expense on other borrowings decreased $1.4 million to $1.6 million in the first nine months of 2009, as a result of lower average balances due to reduced funding requirements.  Average other borrowings, primarily overnight FHLB borrowings, decreased $64.3 million, or 51.4%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities and $25.0 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and estimated inherent losses in the portfolio. The provision for loan losses amounted to $13.2 million in the first nine months of 2009 compared to $5.9 million for the comparable prior year period.

The $13.2 million provision in the first nine months of 2009 was primarily due to a recently completed comprehensive internal, external and regulatory review of the Company’s loan portfolio.  As a result of these reviews, management determined that the provision for loan losses should be increased to $13.2 million in the first nine months of 2009.  The significant increase from the comparable prior year period was due to the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio coupled with a more conservative loan classification system.  At September 30, 2009, as a result of the above items loan specific reserves were increased to $7.1 million representing 56% of the allowance for loan losses and the allowance for loan losses was 68% of non-performing loans.

Non-Interest Income

Total non-interest income decreased $889,000 to $1.3 million for the first nine months of 2009 compared to $2.2 million for the comparable prior year period, primarily due to $441,000 in impairment charges on bank pooled trust preferred securities recorded in 2009 and a one-time MasterCard transaction of $309,000 recorded in 2008.

Non-Interest Expenses

Total non-interest expenses increased $3.9 million or 21.0% to $22.4 million for the nine months ended September 30, 2009, from $18.5 million for the prior year comparable period. Salaries and employee benefits increased $2.0 million or 25.5%, to $9.7 million for the nine months ended September 30, 2009, from $7.8 million for the prior year comparable period. That increase reflected additional staffing in 2009, as well as, annual merit increases.  Occupancy expense increased $441,000, or 24.4%, to $2.3 million in the first nine months of 2009, compared to $1.8 million for the comparable prior year period. The increase reflected maintenance expense and incremental rent increases at several store locations as well as the corporate headquarters.  Professional fees increased $738,000, or 132.3%, to $1.3 million in the first nine months of 2009, compared to $558,000 for the comparable prior year period, resulting from increased consulting fees.  Regulatory assessments and costs increased $698,000, or 183.2%, to $1.1 million for the nine months ended September 30, 2009, from $381,000 for the comparable prior year period, primarily resulting from an FDIC special assessment of $425,000 recorded in second quarter 2009 and increases in statutory FDIC insurance rates.

Provision for Income Taxes

The provision for income taxes decreased $4.5 million, to a $4.9 million benefit for the nine months ended September 30, 2009, from a $342,000 benefit for the prior year comparable period. That decrease was primarily the result of the decrease in pre-tax income.  The effective tax rates in those periods were 35% and an 86% benefit respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $82.4 million and $83.1 million and standby letters of credit of approximately $4.4 million and $5.3 million at September 30, 2009, and December 31, 2008, respectively.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $82.4 million of commitments to extend credit at September 30, 2009 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at September 30, 2009, and December 31, 2008:

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At September 30, 2009
Total risk based capital
Republic	$87,915	11.00%	$63,924	8.00%	$79,905	10.00%
Company	99,795	12.45%	64,118	8.00%	-	N/A
Tier one risk based capital
Republic	77,894	9.75%	31,962	4.00%	47,943	6.00%
Company	89,744	11.20%	32,059	4.00%	-	N/A
Tier one leveraged capital
Republic	77,894	8.45%	36,886	4.00%	46,107	5.00%
Company	89,744	9.72%	36,943	4.00%	-	N/A

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company	110,927	13.26%	66,915	8.00%	-	-
Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company	102,518	12.26%	33,458	4.00%	-	-
Tier one leveraged capital
Republic	90,921	9.91%	36,712	4.00%	45,890	5.00%
Company	102,518	11.14%	36,801	4.00%	-	-

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

Regulatory authorities require the Company to maintain certain liquidity ratios such that Republic maintains available funds, or can obtain available funds at reasonable rates, in order to satisfy commitments to borrowers and the demands of depositors.  In response to these requirements, the Company has formed an Asset/Liability Committee (“ALCO”), comprised of certain members of the board of directors and senior management, which monitors such ratios.  The purpose of the Committee is in part, to monitor Republic’s liquidity and adherence to the ratios in addition to managing relative interest rate risk.  The ALCO meets at least quarterly.

Republic’s most liquid assets, comprised of cash and cash equivalents, totaled $77.0 million at September 30, 2009 compared to $34.4 million at December 31, 2008, due primarily to increases in cash and due from banks and federal funds sold. Loan maturities and repayments are another source of asset liquidity. At September 30, 2009, Republic estimated that in excess of $50.0 million of loans would mature or be repaid in the six month period that will end March 31, 2010.

Funding requirements have historically been satisfied primarily by generating core deposits with competitive rates, buying federal funds or utilizing the facilities of the FHLB.  At September 30, 2009 Republic had $157.5 million in unused lines of credit readily available under arrangements with the FHLB and correspondent banks compared to $67.4 million at December 31, 2008. These lines of credit enable Republic to purchase funds for short or long-term needs at rates often lower than other sources and require pledging of securities or loan collateral.

At September 30, 2009, Republic had aggregate outstanding commitments (including unused lines of credit and letters of credit) of $86.8 million.

Certificates of deposit scheduled to mature in one year totaled $374.2 million at September 30, 2009. The Company anticipates that it will have sufficient funds available to meet its current commitments.  In addition, the Company can use term borrowings to replace these funds.

Republic’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Republic has established a line of credit with a correspondent bank to assist in managing Republic’s liquidity position.  That line of credit totaled $15.0 million at September 30, 2009.  Republic had drawn down $0 on this line at September 30, 2009.  Republic has also established a line of credit with the FHLB of Pittsburgh with a maximum borrowing capacity of approximately $194.9 million.  That capacity is reduced by advances outstanding to arrive at the unused line of credit available.  As of September 30, 2009, Republic had borrowed $25.0 million from the FHLB. Investment securities also represent a primary source of liquidity for Republic. Accordingly, investment decisions may reflect liquidity over other considerations as needed.

The Company’s primary funding source is core deposits.  It is anticipated that this source of liquidity will continue to be available in the future.  However, its incremental cost may vary depending on market conditions.

The ALCO committee is responsible for managing the liquidity position and interest sensitivity of Republic. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs.

Investment Securities Portfolio

At September 30, 2009, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency issued mortgage backed securities and bonds, municipal securities, corporate bonds and bank pooled trust preferred securities.  The amortized cost and fair values of investment securities available for sale were $102.1 million and $83.0 million as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009 and December 31, 2008, the portfolio had net unrealized losses of $818,000 and $2.2 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $15.0 million at September 30, 2009.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and other non-performing assets at the dates indicated.

	September 30, 2009	December 31, 2008
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	18,585	17,333
Total non-performing loans (1)	18,585	17,333
Other real estate owned	10,847	8,580

Total non-performing assets (2)	$29,432	$25,913

Non-performing loans as a percentage of total loans net of unearned
Income	2.62%	2.21%
Non-performing assets as a percentage of total assets	3.09%	2.72%

(1)	Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).

Non-accrual loans increased $1.3 million, to $18.6 million at September 30, 2009, from $17.3 million at December 31, 2008, as a result of loans entering non-accrual status, partially offset by charge-offs and transfers to other real estate owned.  The amount of related valuation allowances related to non-accrual loans were $1.2 million and $2.3 million, respectively at those dates.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $26,000 at September 30, 2009 and $8.9 million at December 31, 2008; and (ii) 60 to 89 days past due, at September 30, 2009 and December 31, 2008, in the aggregate principal amount of $7.3 million and $3.6 million, respectively.

Other Real Estate Owned:

The balance of other real estate owned increased to $10.8 million at September 30, 2009 from $8.6 million at December 31, 2008 due to additions totaling $4.1 million partially offset by writedowns on properties of $1.4 million and proceeds from sales of $361,000.

At September 30, 2009, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2009, and 2008, and the twelve months ended December 31, 2008 is as follows:

	For the nine months ended	For the twelve months ended	For the nine months ended
(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Balance at beginning of period	$8,409	$8,508	$8,508
Charge-offs:
Commercial and construction	8,961	7,778	7,778
Tax refund loans	-	-	-
Consumer	6	19	19

Total charge-offs	8,967	7,797	7,797
Recoveries:
Commercial and construction	-	119	119
Tax refund loans	-	77	77
Consumer	2	3	2

Total recoveries	2	199	198

Net charge-offs	8,965	7,598	7,599
Provision for loan losses	13,200	7,499	5,898

Balance at end of period	$12,644	$8,409	$6,807

Average loans outstanding (1)	$750,550	$789,446	$796,782

As a percent of average loans (1):
Net charge-offs (annualized)	1.60%	0.96%	1.27%
Provision for loan losses (annualized)	2.35%	0.95%	0.99%
Allowance for loan losses	1.68%	1.07%	0.85%
Allowance for loan losses to:
Total loans, net of unearned income at period end	1.78%	1.07%	0.88%
Total non-performing loans at period end	68.03%	48.51%	93.41%
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

The Company has a loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports changes on a quarterly basis, directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at September 30, 2009.  However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and Republic are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business. While any litigation involves an element of uncertainty, management, after reviewing pending actions with its legal counsel, is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.  There were no material developments during the quarter ended September 30, 2009, which respect to the Metro proceeding described in Note 5 to the consolidated financial statements included in Part I, Item 1 of this report.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On November 2, 2009, the Company announced that it has begun preparations for a 2009 annual meeting of shareholders, should one prove necessary.  Earlier this year, the Company reported that it had not fixed a date for a 2009 annual meeting of shareholders in anticipation of completing the merger with Metro.

While the Company believes the merger with Metro will be completed prior to year end, the completion of the merger remains subject, among other things, to the receipt of required regulatory approvals, which are outside of the Company’s control.

Accordingly, the board of directors of the Company has fixed December 23, 2009 as the date for the 2009 annual meeting of shareholders, should the merger with Metro not be completed by such date.

In order to have the Company consider the inclusion of a shareholder proposal in the Company’s proxy statement for the annual meeting, a shareholder must submit his proposal to the Company in accordance with the Company’s bylaws and Securities and Exchange Commission Rule 14a-8 no later than November 13, 2009.  Any shareholder proposal received after November 13, 2009 will be considered untimely.

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

/s/Frank A. Cavallaro
Chief Financial Officer

Dated: November 9, 2009