Form 10-K
period 2009-12-31
REPUBLIC FIRST BANCORP INC
filed 2010-03-16
CIK 834285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)

For the fiscal year ended December 31, 2009
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
YES   __      NO   X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
YES              NO   X
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO   __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ____     NO __
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
YES             NO  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. The aggregate market value of $70,435,958 was based on the last sale price on the Nasdaq Stock Market on June 30, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock $0.01 Par Value	10,665,635
Title of Class	Number of Shares Outstanding as of March 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held April 20, 2010.

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

 Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Significant factors which could have an adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this Annual Report on Form 10-K.  Readers should carefully review the risk factors described included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

Republic First Bancorp, Inc.

On November 7, 2008, the board of directors of the Company approved an agreement and plan of merger, pursuant to which the Company would be merged with and into Metro Bancorp, Inc. (“Metro”) formerly known as Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”), subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. The Company and Metro amended the agreement on July 31, 2009 and again on December 18, 2009 to extend the contractual deadline for completion of the merger to allow for additional time to obtain the required regulatory approvals. On March 15, 2010 the Company and Metro announced that their respective board of directors had voted to terminate the merger agreement due to uncertainties over the regulatory approval of the applications for the merger.

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

As of December 31, 2009, the Company had total assets of approximately $1.0 billion, total shareholders’ equity of approximately $70.3 million, total deposits of approximately $882.9 million and net loans receivable of approximately $681.0 million.

The Company provides banking services through Republic and does not presently engage in any activities other than banking activities.  The principal executive office of the Company is located at Two Liberty Place, 50 South 16th Street, Suite 2400, Philadelphia, PA 19102, telephone number (215) 735-4422.

At December 31, 2009 the Company and Republic had a total of 157 full-time equivalent employees.

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

As of December 31, 2009, Republic had total assets of approximately $1.0 billion, total shareholder’s equity of approximately $79.4 million, total deposits of approximately $894.6 million and net loans receivable of approximately $681.0 million.

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

Republic also maintains an investment securities portfolio.  Investment securities are purchased by Republic in compliance with Republic’s investment policies, which are approved annually by Republic’s board of directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2009 and 2008, approximately 86% and 70%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage backed securities.  Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

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

Many of the banks with which Republic competes have greater financial resources than Republic and offer a wider range of deposit and lending instruments with higher legal lending limits. Republic’s legal lending limit was approximately $13.8 million at December 31, 2009.  Loans above these amounts may be made if the excess over the lending limit is participated to other institutions.  Republic is subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in its market area. Several new banks with business strategies similar to those of Republic have opened since Republic’s inception. There are banks and other financial institutions which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in Republic’s market. Republic competes to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area. Republic anticipates a continued increase in competition in its market area.

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

Products and Services

Republic offers a range of competitively priced commercial and other banking services, including secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products. Republic offers both commercial and consumer deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services). Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.8 million.  Individual customers may have several loans, often secured by different collateral, which are in total subject to that lending limit.

Republic attempts to offer a high level of personalized service to both its commercial and consumer customers. Republic is a member of the STAR™ and PLUS™ automated teller (“ATM”) networks in order to provide customers with access to ATMs worldwide. Republic currently has twelve proprietary ATMs at branch locations and one additional proprietary ATM at a location in Southern New Jersey.

Republic’s lending activities generally are focused on small and medium sized businesses within the professional community. Commercial real estate loans are the most significant category of Republic’s outstanding loans, representing approximately 72% of total loans outstanding at December 31, 2009.  Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community.  Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

Branch Expansion Plans and Growth Strategy

The Company will carefully evaluate growth opportunities throughout 2010 as the national and local economies begin to recover.  Renovation and refurbishment of all existing branch locations took place during 2009 as the Company begins to direct more focus toward the retail customer experience. One new branch is currently planned for 2010 in southern New Jersey. Additional locations may also be pursued.

Supervision and Regulation

Various requirements and restrictions under the laws of the United States and the Commonwealth of Pennsylvania affect the Company and Republic.

General

Republic, a Pennsylvania state chartered bank, is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking. The Company is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company’s activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB.

Republic is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve in attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.   In response to the current global financial crises, the United States and other governments have taken unprecedented steps in effort to stabilize the financial system, and may continue to do so.

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

The GLB Act created a new type of bank holding company called a “financial holding company” (an “FHC”).  An FHC is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system.

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

We have taken necessary steps with respect to achieving compliance and have updated our assessment and reporting on internal controls through the end of 2009.

Regulatory Restrictions on Dividends

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $45.4 million of dividends payable plus an additional amount equal to its net profit for 2010, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”.

State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks, which may vary. Adherence to such standards further limits the ability of Republic to pay dividends to the Company.

Dividend Policy

The Company has not paid any cash dividends on its common stock. The Company has no plans to pay cash dividends in 2010.

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

Temporary Liquidity Guarantee Program

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit and certain other accounts through the end of 2009, effective October 1, 2009, the deadline was extended until June 30, 2010, and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could opt out of these two programs by December 5, 2008. We did opt out of the debt guarantee program, but did not opt out of the transaction account guarantee program.  We do not expect that the assessment surcharge will have a material impact on our results of operations.

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

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC – either as a result of default of a banking affiliate or related to FDIC assistance provided to a subsidiary in danger of default – the affiliated banks may be assessed for the FDIC’s loss, subject to certain exceptions.

Transactions with Affiliates

Republic is subject to restrictions under federal law that limit certain types of transactions between Republic and its non-bank affiliates.  In general, Republic is subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving the Company and its non-bank affiliates.  Transactions between Republic and its nonbank affiliates are required to be on arms length terms.

Legislative and Regulatory Changes

We are heavily regulated by regulatory agencies at the federal and state levels.  As a result of the recent financial crisis and economic downturn, we, like most of our competitors, have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us and the financial services industry in general.

In 2009, several major regulatory and legislative initiatives were adopted that may have future impacts on our businesses and financial results.  For instance, in November 2009, the Federal Reserve Board issued amendments to Regulation E, which implements the Electronic Fund Transfer Act.  The new rules have a compliance date of July 1, 2010.  These amendments change, among other things, the way we and other banks may charge overdraft fees by limiting our ability to charge an overdraft fee for automated teller machine and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdrafts for those transactions.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) was signed into law.  The majority of the CARD Act provisions became effective in February 2010.  The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures.  Under the CARD Act, banks must give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments changes from 14 days to 21 days.  The CARD Act also requires banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction.  Additionally, the Federal Reserve Board has revised its regulations on consumer lending in Regulation Z.  We do not expect that they will have a substantial impact on Republic’s operations.

Future Legislative and Regulatory Developments

It is conceivable that compliance with current or future legislative and regulatory initiatives could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations, or financial condition.  We have recently witnessed the introduction of an ever-increasing number of regulatory proposals that could substantially impact us and others in the financial services industry.  The extent of changes imposed by, and frequency of adoption of, any regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources.  The long-term impact of legislative and regulatory initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors’ responses to such initiatives, all of which are difficult to predict.  Additionally, we will pursue all appropriate avenues to engage in legislative and regulatory advocacy to ensure the best possible input on possible legislative and regulator developments.

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

Item 1A:             Risk Factors

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the following are some of the important factors that could significantly affect our business, financial condition and results of operations.

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

Item 1B:            Unresolved Staff Comments

None

Item 2:               Description of Properties

Republic First Bank leases approximately 39,959 square feet on two floors of Two Liberty Place, 50 South 16th Street, Philadelphia, Pennsylvania.  The space serves as the headquarters and executive offices of the Company and Republic.  Bank office operations and the commercial bank lending department of Republic First Bank are also located at the site.  The initial lease term will expire on December 31, 2020 and the lease contains two five year renewal options.  Rent expense commenced in June 2007 at an annual rate of approximately $562,684, subject to certain abatements during the first twenty-eight months of the lease.  The 2010 annual rent for such location is $902,728, payable in monthly installments.

Republic leases approximately 1,829 square feet on the ground floor at 1601 Market Street in Center City, Philadelphia.  This space contains a banking area and vault and represents Republic’s main office. The initial ten year term of the lease expired March 2003 and contains five-year and ten-year renewal options that have been exercised and also contains an additional five-year option. The 2010 annual rent for such location is $115,859 payable in monthly installments.

Republic leases approximately 1,743 square feet of space on the ground floor at 1601 Walnut Street, Center City Philadelphia, PA.  This space contains a banking area and vault.  The initial ten-year term of the lease expired August 2006.  The lease has been extended to August 2014 and contains an additional five-year renewal option.  The 2010 annual rent for such location is $138,119, payable in monthly installments.

Republic leases approximately 798 square feet of space on the ground floor and 903 square feet on the 2nd floor at 233 East Lancaster Avenue, Ardmore, PA.  The space contains a banking area and business development office.  The initial ten-year term of the lease expired in August 2005, and contains a five year renewal option that has been exercised and also contains an additional five-year option.  The 2010 annual rental at such location is $64,370, payable in monthly installments.

Republic entered into a lease agreement that commenced May 1, 2007 for approximately 1,574 square feet for its Bala Cynwyd office at Two Bala Plaza, Bala Cynwyd, Pennsylvania.  The space contains a banking area.  The initial six-year, four month lease term contains two five-year renewal options and the initial lease term will expire on August 31, 2013.  The 2010 annual rent at such location is $50,893, payable in monthly installments.

Republic entered into a lease agreement that commenced April 27, 2007 for approximately 2,820 square feet for its Plymouth Meeting office at 421 Germantown Pike, Plymouth Meeting, Pennsylvania.  The space contains a banking area and a business development office.  The initial seven-year, five month lease term contains one six-year renewal option and the initial lease terms will expire on September 30, 2014.  The 2010 annual rent at such location is $96,115, payable in monthly installments.

Republic owns an approximately 2,800 square foot facility for its Abington, Montgomery County office at 1480 York Road, Abington, Pennsylvania.  This space contains a banking area and a business development office.

Republic leases approximately 1,822 square feet on the ground floor at 1818 Market St. Philadelphia, Pennsylvania. The space contains a banking area and a vault. The initial ten-year term of the lease expired in August 2008, has been extended for fifteen years to August 2023, and contains an additional five-year renewal option. The 2010 annual rent for such location is $181,438, payable in monthly installments.

Republic leases approximately 4,700 square feet of space on the first, second, and third floor, at 436 East Baltimore Avenue, Media, Pennsylvania.  The space contains a banking area and business development office.  The initial five-year term of the lease expired in October 2009 contains a five-year renewal option that has been exercised and also contains three additional five-year renewal options.  The 2010 annual rent is $82,804 payable in monthly installments.

Republic leases an approximately 6,000 square feet facility for its Northeast Philadelphia office at Mayfair and Cottman Avenues, Philadelphia, Pennsylvania.  The space contains a banking area and a business development office.  The initial fifteen-year term of the lease expires June 2021 with two five-year renewal options.  The 2010 annual rent is $96,000 payable in monthly installments.

Republic leases an approximately 1,850 square feet facility for its Voorhees office at 342 Burnt Mill Road, Voorhees, New Jersey.  The space contains a banking area.  The initial fifteen-year term of the lease expires May 2021 with two five-year renewal options.  The 2010 annual rent is $45,000 payable in monthly installments.

Republic entered into a lease agreement that commenced September 1, 2007 for approximately 2,467 square feet at 833 Chestnut Street, Philadelphia, Pennsylvania.  The space contains a banking area and a business development office.  The initial fifteen-year term of the lease expires August 2022 with three five-year renewal options.  The 2010 annual rent is $74,421, payable in monthly installments.

Republic entered into a lease agreement that commenced December 26, 2007 for approximately 2,710 square feet for its Torresdale office, at 8764 Frankford Avenue, Philadelphia, Pennsylvania.  The space contains a banking area and business development office.  The initial fifteen-year term of the lease expires December 2022 with two five-year renewal options.  The 2010 annual rent is $130,000, payable in monthly installments.

Republic purchased a parcel of land consisting of approximately 2.1 acres, on July 23, 2008, at 335 Route 70 East, Cherry Hill, New Jersey.  A 4,000 square foot branch facility is in development, and is scheduled to be opened in 2011.

Republic entered into a lease agreement on October 29, 2008 for a building, approximately 5,000 square feet located at 30 Kings Highway East, Haddonfield, New Jersey.  This location will be utilized for its Haddonfield branch and is scheduled to open in 2010.  The initial twenty-year term of the lease expires January 2029 with two five-year renewal options.  The 2010 annual rent is to be $140,000 payable in monthly installments.

Republic entered into purchase agreements for three parcels of land on October 12, 2008 totaling approximately 1.2 acres located at the Black Horse Pike and Ganttown Road, Turnersville, New Jersey.  A 4,000 square foot branch facility is to be developed and is scheduled to open in 2011.

Item 3:               Legal Proceedings

The Company and Republic are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business. While any litigation involves an element of uncertainty, management is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

Item 4:               (Removed and Reserved)

PART II

Item 5:               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below presents the range of high and low trade prices reported for the common stock on the Nasdaq Global Market for the periods indicated.  Market prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions.  As of March 12, 2010, there were approximately 2,400 holders of the Company’s common stock, which includes an estimate of individual participants in security position listings.  On March 12, 2010, the closing price of a share of common stock on Nasdaq was $4.24.

Year	Quarter	High	Low
2009	4th	$5.05	$3.81
	3rd	8.10	4.26
	2nd	8.69	6.74
	1st	9.00	4.02

2008	4th	$9.19	$7.26
	3rd	10.73	5.71
	2nd	7.75	4.20
	1st	8.59	4.31

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2010.  For certain limitations on Republic’s ability to pay cash dividends to the Company, see “Description of Business - Supervision and Regulation”.

Item 6:               Selected Financial Data

	As of or for the Years Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

INCOME STATEMENT DATA
Total interest income	$43,470	$53,976	$68,346	$62,745	$45,381
Total interest expense	16,055	25,081	38,307	28,679	16,223
Net interest income	27,415	28,895	30,039	34,066	29,158
Provision for loan losses	14,200	7,499	1,590	1,364	1,186
Non-interest income	79	1,242	3,073	3,640	3,614
Non-interest expenses	30,959	23,887	21,364	21,017	18,207
Income (loss) before provision (benefit) for income taxes	(17,665)	(1,249)	10,158	15,325	13,379
Provision (benefit) for income taxes	(6,223)	(777)	3,273	5,207	4,486
Net income (loss)	$(11,442)	$(472)	$6,885	$10,118	$8,893

PER SHARE DATA
Basic earnings per share
Net income (loss)	$(1.07)	$(0.04)	$0.66	$0.97	$0.88
Diluted earnings per share
Net income (loss)	$(1.07)	$(0.04)	$0.65	$0.95	$0.84

Book value per share	$6.59	$7.46	$7.80	$7.16	$6.17

BALANCE SHEET DATA
Total assets	$1,008,642	$951,980	$1,016,308	$1,008,824	$850,855
Total loans, net	680,977	774,673	813,041	784,002	670,469
Total investment securities (1)	192,395	90,066	90,299	109,176	44,161
Total deposits	882,894	739,167	780,855	754,773	647,843
FHLB & overnight advances	25,000	102,309	133,433	159,723	123,867
Subordinated debt	22,476	22,476	11,341	6,186	6,186
Total shareholders’ equity	70,264	79,327	80,467	74,734	63,677

PERFORMANCE RATIOS
Return on average assets on continuing operations	(1.22)%	(0.05)%	0.71%	1.19%	1.22%
Return on average shareholders’ equity on continuing operations	(15.32)%	(0.60)%	8.86%	14.59%	15.22%
Net interest margin	3.13%	3.28%	3.26%	4.20%	4.23%
Total non-interest expenses as a percentage of average assets	3.29%	2.54%	2.20%	2.48%	2.49%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	1.85%	1.07%	1.04%	1.02%	1.12%
Allowance for loan losses as a percentage of non-performing loans	49.32%	48.51%	38.19%	116.51%	222.52%
Non-performing loans as a percentage of total loans	3.75%	2.21%	2.71%	0.87%	0.50%
Non-performing assets as a percentage of total assets	3.93%	2.72%	2.55%	0.74%	0.42%
Net charge-offs as a percentage of average loans, net	1.33%	0.96%	0.14%	0.13%	0.04%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	7.94%	8.44%	8.01%	8.17%	7.99%
Leverage ratio	9.36%	11.14%	9.44%	8.75%	8.89%
Tier 1 capital to risk-weighted assets	11.89%	12.26%	10.07%	9.46%	10.65%
Total capital to risk-weighted assets	13.14%	13.26%	11.01%	10.30%	11.81%

(1)	Includes restricted stock

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

Critical Accounting Policies, Judgments and Estimates

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

Allowance for Loan Losses— Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.  The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management, based upon its evaluation, considers adequate to absorb losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

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

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have provided adequate coverage against actual losses incurred.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Results of Operations for the years ended December 31, 2009 and 2008

Overview

 The Company had a net loss of $11.4 million or $1.07 per diluted share for the year ended December 31, 2009, compared to a net loss of $472,000, or $0.04 per diluted share for the comparable prior year.  There was a $10.5 million, or 19.5%, decrease in total interest income, reflecting a 90 basis point decrease in the yield on average loans outstanding while interest expense decreased $9.0 million, reflecting a 130 basis point decrease in the rate on average interest-bearing deposits outstanding.  Accordingly, net interest income decreased $1.5 million between the periods.  The provision for loan losses in 2009 increased to $14.2 million, compared to $7.5 million provision expense in 2008, reflecting additional reserves on certain loans as the Company continues to deal with the extreme impact of the current economic environment.  Non-interest income decreased $1.2 million to $79,000 in 2009 compared to $1.2 million in 2008, primarily due to impairment charges on investment securities.  Non-interest expenses increased $7.1 million to $31.0 million compared to $23.9 million in 2008, primarily due to activities surrounding the anticipated closing of the Metro merger as salaries and employee benefit expense increased by $3.1 million and consulting fees increased by $1.3 million.  In addition, regulatory assessments and costs increased by $1.8 million due to actions taken by the FDIC coupled with strong growth in core deposits.  Return on average assets and average equity was (1.22)% and (15.32)% respectively, in 2009 compared to (0.05)% and (0.60)% respectively in 2008.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2009, 2008 and 2007, as Republic had tax-exempt income in those years.

	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)	Average Balance	Interest Income/ Expense	Yield/ Rate (1)
(Dollars in thousands)	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
Interest-earning assets:
Federal funds sold and other interest-earning assets	$48,580	$118	0.24%	$9,821	$218	2.22%	$13,923	$686	4.93%
Investment securities and restricted stock	96,787	4,633	4.79%	89,365	5,135	5.75%	95,715	5,752	6.01%
Loans receivable	736,647	38,943	5.29%	789,446	48,846	6.19%	820,380	62,184	7.58%
Total interest-earning assets	882,014	43,694	4.95%	888,632	54,199	6.10%	930,018	68,622	7.38%
Other assets	58,106			51,349			39,889
Total assets	$940,120			$939,981			$969,907
Interest-bearing liabilities:
Demand - non-interest bearing	$86,621	$-	N/A	$76,671	$-	N/A	$78,641	$-	N/A
Demand - interest-bearing	47,174	310	0.66%	33,976	327	0.96%	38,850	428	1.10%
Money market & savings	281,621	5,258	1.87%	222,590	6,150	2.76%	266,706	11,936	4.48%
Time deposits	383,535	8,374	2.18%	397,740	14,844	3.73%	361,120	18,822	5.21%
Total deposits	798,951	13,942	1.75%	730,977	21,321	2.92%	745,317	31,186	4.18%
Total interest-
bearing deposits	712,330	13,942	1.96%	654,306	21,321	3.26%	666,676	31,186	4.68%
Other borrowings	57,454	2,113	3.68%	121,236	3,760	3.10%	133,122	7,121	5.35%
Total interest-bearing
liabilities	769,784	16,055	2.09%	775,542	25,081	3.23%	799,798	38,307	4.79%
Total deposits and
other borrowings	856,405	16,055	1.87%	852,213	25,081	2.94%	878,439	38,307	4.36%
Non-interest-bearing
Other liabilities	9,031			8,459			13,734
Shareholders’ equity	74,684			79,309			77,734
Total liabilities and
Shareholders’ equity	$940,120			$939,981			$969,907
Net interest income (2)		$27,639			$29,118			$30,315
Net interest spread			2.86%			2.87%			2.59%
Net interest margin (2)			3.13%			3.28%			3.26%
__________
(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $224, $223 and $276 in 2009, 2008 and 2007, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2009 vs. 2008			Year ended December 31, 2008 vs. 2007
		Change due to			Change due to
(Dollars in thousands)	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$94	$(194)	$(100)	$(91)	$(377)	$(468)
Securities	355	(857)	(502)	(366)	(251)	(617)
Loans	(2,791)	(7,112)	(9,903)	(1,919)	(11,419)	(13,338)
Total interest earning assets	$(2,342)	$(8,163)	$(10,505)	$(2,376)	$(12,047)	$(14,423)
Interest expense of
Deposits
Interest-bearing demand deposits	$(87)	$104	$17	$47	$54	$101
Money market and savings	(1,102)	1,994	892	1,222	4,564	5,786
Time deposits	310	6,160	6,470	(1,370)	5,348	3,978
Total deposit interest expense	(879)	8,258	7,379	(101)	9,966	9,865
Other borrowings	2,346	(699)	1,647	370	2,991	3,361
Total interest expense	1,467	7,559	9,026	269	12,957	13,226
Net interest income	$(875)	$(604)	$(1,479)	$(2,107)	$910	$(1,197)

Net Interest Income

The Company’s tax equivalent net interest margin decreased 15 basis points to 3.13% for the year ended December 31, 2009, versus 3.28% in the prior year comparable period.

While yields on interest-bearing assets decreased 115 basis points to 4.95% in 2009 from 6.10% in the prior year comparable period, the rate on total deposits and other borrowings decreased 107 basis points to 1.87% from 2.94% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was due to repricing assets and liabilities primarily as a result of actions taken by the Federal Reserve.

The Company's tax equivalent net interest income decreased $1.5 million, or 5.2%, to $27.6 million for 2009, from $29.1 million for the prior year comparable period. The decrease in net interest income was due primarily to a decrease in average loans.  Average interest earning assets amounted to $882.0 million for 2009 and $888.6 million for the comparable prior year period but average loans decreased $52.8 million, replaced primarily with lower yielding investment securities, federal funds sold and other interest earning assets.

The Company’s total tax equivalent interest income decreased $10.5 million, or 19.4%, to $43.7 million for 2009, from $54.2 million for the prior year comparable period.  Interest and fees on loans decreased $9.9 million, or 20.3%, to $38.9 million for 2009, from $48.8 million for the prior year comparable period.  The decrease was due primarily to the 90 basis point decline in the yield on loans resulting from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $502,000 to $4.6 million for 2009, from $5.1 million for the prior year comparable period, primarily reflecting lower yields.  Interest on federal funds sold and other interest-earning assets decreased $100,000, or 45.9%, reflecting decreases in short- term market interest rates.

The Company’s total interest expense decreased $9.0 million, or 36.0%, to $16.1 million for 2009, from $25.1 million for the prior year comparable period.  Interest-bearing liabilities averaged $769.8 million for 2009, versus $775.5 million for the prior year comparable period, or a decrease of $5.8 million.  The decrease primarily reflected reduced external funding requirements due to a decrease in outstanding loans.  Average deposit balances increased $68.0 million while there was a $63.8 million decrease in average other borrowings.  The average rate paid on interest-bearing liabilities decreased 114 basis points to 2.09% for 2009.  Interest expense on time deposit balances decreased $6.5 million to $8.4 million in 2009 from $14.8 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense decreased $892,000 to $5.3 million in 2009, from $6.2 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment.  Accordingly, rates on total interest-bearing deposits decreased 130 basis points in 2009 compared to the comparable prior year period.

Interest expense on other borrowings decreased $1.6 million to $2.1 million in 2009, as a result of lower average balances due to reduced external funding requirements.  Average other borrowings, primarily overnight FHLB borrowings, decreased $63.8 million, or 52.6%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities and $25.0 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known and adequate to absorb estimated inherent losses in the portfolio. The provision for loan losses amounted to $14.2 million during 2009 compared to $7.5 million for the comparable prior year period.

The $14.2 million provision recorded in 2009 was primarily driven by a comprehensive internal, external and regulatory review of the Company’s loan portfolio.  As a result of these reviews, management determined that an increased provision would be required.  The significant increase from the comparable prior year period was primarily due to the continued decline of collateral values within the Company’s commercial real estate portfolio and a change in its methodology for calculating potential loan losses inherent in its loan portfolio, coupled with a more conservative loan classification system.  At December 31, 2009, as a result of the above items loan specific reserves were increased to $7.1 million representing 55% of the overall allowance for loan losses.

Non-Interest Income

Total non-interest income decreased $1.1 million to $79,000 for 2009 compared to $1.2 million for the comparable prior year period, primarily due to an increase of $0.7 million in impairment charges on bank pooled trust preferred securities held in the Company’s investment portfolio. During the second quarter of 2009, the Company recorded a cumulative effect adjustment in the amount of $0.8 million to reclassify the non-credit component of previously recognized impairment on one these securities in accordance with accounting guidance issued in April 2009 under ASC 320-10. The reclassification resulted in an adjustment between retained earnings and accumulated other comprehensive income on the balance sheet. This impairment had previously been recognized as a reduction to earnings during the fourth quarter of 2008. Due to further deterioration of the underlying collateral of the pooled trust preferred securities, the Company again recognized an other than temporary impairment charge of $0.8 million related to the same security during the fourth quarter of 2009 without the ability to re-state prior year results according to the accounting guidance.

Non-Interest Expenses

Total non-interest expenses increased $7.1 million, or 29.6% to $31.0 million for 2009 compared to $23.9 million for 2008. Salaries and employee benefits increased $3.1 million, or 31.9%, to $12.7 million for 2009 as a result annual merit increases and higher medical insurance premiums. In addition, the Company continued to add staff in anticipation of the closing of the proposed Metro merger. Occupancy expense increased to $3.1 million in 2009, compared to $2.4 million for 2008 due to higher maintenance costs and incremental rent increases at several store locations, as well as the corporate headquarters.  Professional fees increased to $2.3 million in 2009, compared to $1.0 million in 2008 mainly due to an increase in consulting fees mainly due to activities surrounding the anticipated closing of the proposed Metro merger.  Regulatory assessments and costs increased to $2.3 million for 2009 from $0.6 million in 2008, primarily resulting from increases in statutory FDIC insurance rates along with a one-time special assessment paid during the third quarter of 2009

Provision for Income Taxes

The benefit for income taxes generated by the Company’s net operating losses increased to $6.2 million for 2009, compared to $777,000 for the prior year comparable period.  The effective tax rates in those periods were 35% and a 62% benefit respectively.

Results of Operations for the years ended December 31, 2008 and 2007

Overview

The Company’s net income decreased $7.4 million, or 106.9%, to a loss of $472,000 or $ (.04) per diluted share for the year ended December 31, 2008, compared to $6.9 million, or $0.65 per diluted share for the prior year.  There was a $14.4 million, or 21.0%, decrease in total interest income, reflecting a 3.8% decrease in average loans outstanding while interest expense decreased $13.2 million reflecting a 1.9% decrease in average interest bearing deposits.  Accordingly, net interest income decreased $1.1 million.  The provision for loan losses in 2009 increased $5.9 million to $7.5 million, compared to $1.6 million in 2007, reflecting the impact of an economic downturn in real estate markets.  Non-interest income decreased $1.8 million to $1.2 million in 2008 compared to $3.1 million in 2007.  The decrease reflected a $4.1 million impairment charge on a bank pooled trust preferred security.  Non-interest expenses increased $2.5 million to $23.9 million compared to $21.4 million in 2007.  The increase reflected $1.6 million of write downs and losses on the sale of other real estate which also reflected the impact of the economic downturn.  Return on average assets and average equity of (0.05)% and (0.60)% respectively in 2008 compared to 0.71% and 8.86% respectively in 2007.

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

The Company's tax equivalent net interest income decreased $1.2 million, or 3.9%, to $29.1 million for 2008, from $30.3 million for the prior year comparable period. As shown in the Rate Volume table above, the decrease in net interest income was due primarily to a decrease in average interest-earning assets as well as a larger concentration of higher rate time deposits that offset a decrease in average money market and savings deposits.  Average interest earning assets amounted to $888.6 million for 2008 and $930.0 million for the comparable prior year period.  The $41.4 million decrease resulted from reductions in loans, securities and federal funds sold.

The Company’s total tax equivalent interest income decreased $14.4 million, or 21.0%, to $54.2 million for 2008, from $68.6 million for the prior year comparable period.  Interest and fees on loans decreased $13.3 million, or 21.4%, to $48.8 million for 2008, from $62.2 million for the prior year comparable period.  The decrease was due primarily to the 139 basis point decline in the yield on loans resulting primarily from the repricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve as well as a $30.9 million, or 3.8%, decrease in average loans outstanding to $789.4 million from $820.4 million.  Interest and dividends on investment securities decreased $617,000, or 10.7%, to $5.1 million 2008, from $5.8 million for the prior year comparable period.  This decrease reflected a decrease in average securities outstanding of $6.4 million, or 6.6%, to $89.4 million from $95.7 million for the prior year comparable period.  Interest on federal funds sold and other interest-earning assets decreased $468,000, or 68.2%, reflecting decreases in short-term interest rates and a $4.1 million decrease in average balances to $9.8 million for 2008 from $13.9 million for the comparable prior year period.

The Company’s total interest expense decreased $13.2 million, or 34.5%, to $25.1 million for 2008, from $38.3 million for the prior year comparable period.  Interest-bearing liabilities averaged $775.5 million for 2008, versus $799.8 million for the prior year comparable period, or a decrease of $24.3 million.  The decrease primarily reflected reduced funding requirements due to a decrease in average interest earning assets.  Average deposit balances decreased $14.3 million while there was an $11.9 million decrease in average other borrowings.  The average rate paid on interest-bearing liabilities decreased 156 basis points to 3.23% for 2008.  Interest expense on time deposit balances decreased $4.0 million to $14.8 million in 2008 from $18.8 million in the comparable prior year period, reflecting lower rates, the impact of which more than offset the impact of higher average balances.  Money market and savings interest expense decreased $5.8 million to $6.2 million in 2008, from $11.9 million in the comparable prior year period.  The decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment as well as lower average balances.  Accordingly, rates on total interest-bearing deposits decreased 142 basis points in 2008 compared to the comparable prior year period.

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

Non-Interest Income

Total non-interest income decreased $1.8 million to $1.2 million for 2008 compared to $3.1 million for 2007, primarily due to a $1.4 million impairment charge on a bank pooled trust preferred security.  In addition, a decrease of $815,000 in loan advisory and servicing fees, which reflected the economic downturn in real estate markets was partially offset by a onetime $309, 000 gain from a Mastercard transaction and a $100,000 legal settlement

Non-Interest Expenses

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

Legal fees increased $704,000, or 93.9%, to $1.5 million for 2008 compared to $750,000 for 2007 resulting primarily from increased legal fees for loan collections and fees related to the merger that had been proposed with Metro.

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

Financial Condition

December 31, 2009 Compared to December 31, 2008

Total assets increased $56.7 million to $1.0 billion at December 31, 2009, compared to $952.0 million at December 31, 2008. This increase was driven by strong growth in the Company’s core deposit base resulting in increased balances in cash and cash equivalents and the investment securities portfolio.  This growth was partially offset by a reduction in outstanding loans receivable as the Company continues to strategically manage its concentration of loans in the commercial real estate portfolio.

Loans

The loan portfolio, which represents the Company’s largest asset, is its most significant source of interest income. The Company’s lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Total gross loans decreased $89.3 million, or 11.4%, to $693.8 million at December 31, 2009, versus $783.1 million at December 31, 2008. Substantially all of the decrease resulted from a reduction in commercial real estate loans as a result of the Company’s ongoing effort to reduce exposure to commercial real estate and reposition its portfolio.  Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.8 million at December 31, 2009. Individual customers may have several loans that are secured by different collateral which are in total subject to that lending limit. The aggregate amount of those relationships that exceeded $9.2 million at December 31, 2009, was $296.5 million. The $9.2 million threshold approximates 10% of total regulatory capital and reflects an additional internal monitoring guideline.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions and for liquidity and other purposes. The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency bonds, U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities and debt securities, which include corporate bonds and trust preferred securities.  Available-for-sale securities totaled $185.4 million at December 31, 2009, an increase of $102.4 million, or 123.3%, from year-end 2008. At December 31, 2009, the portfolio had a net unrealized loss of $1.1 million, compared to a net unrealized loss of $2.2 million at December 31, 2008.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2009, securities held to maturity totaled $155,000, which was comparable to the $198,000 at year-end 2008. At both dates, respective carrying values approximated market values.

Restricted Stock

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At December 31, 2009 and 2008, FHLB stock totaled $6.7 million.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a contingency line of credit.  At December 31, 2009 and 2008, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories increased by $21.2 million, to $55.6 million at December 31, 2009, from $34.4 million at December 31, 2008, primarily due to the deposit growth recognized during 2009.

Fixed Assets

Bank premises and equipment, net of accumulated depreciation totaled $24.5 million at December 31, 2009 an increase of $10.3 million, or 72.4% from $14.2 million at December 31, 2008, primarily reflecting store renovation and expansion to enhance retail and deposit gathering efforts.

Other Real Estate Owned

 The balance of other real estate owned increased to $13.6 million at December 31, 2009 from $8.6 million at December 31, 2008 due to additions totaling $8.1 million partially offset by write-downs on properties of $1.6 million and proceeds from sales of $1.5 million.

Bank Owned Life Insurance

At December 31, 2009, the value of the insurance was $12.4 million, an increase of $255,000, or 2.1%, from $12.1 million at December 31, 2008.  The increase reflected income earned on the insurance policies.

Other Assets

Other assets increased by $11.2 million to $25.2 million at December 31, 2009, from $14.0 million at December 31, 2008.  This change was driven by increase in the tax receivable and deferred tax asset balances, along with an increase in prepaid expenses related to the prepayment of three-years of FDIC insurance premiums.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $143.7 million to $882.9 million at December 31, 2009, from $739.2 million at December 31, 2008 due to the emphasis placed on the gathering of low-cost core deposits.  Average transaction accounts increased 24.7%, or $82.2 million from the prior year end to $415.4 million in 2009.  Time deposits decreased $16.4 million, or 4.2%, to $377.3 million at December 31, 2009, versus $393.7 million at the prior year-end as the Company intentionally reduced its dependence upon brokered deposits as a funding source.

Short-Term Borrowings and FHLB Advances

Short-term borrowings and FHLB advances are used to supplement deposit generation. Republic had $25.0 million of term borrowings at December 31, 2009 and December 31, 2008. The $25.0 million of term borrowings mature June, 2010. Republic had no short-term borrowings (overnight) at December 31, 2009 versus $77.3 million at the prior year-end.

Shareholders’ Equity

Total shareholders’ equity decreased $9.0 million to $70.3 million at December 31, 2009, versus $79.3 million at December 31, 2008.  This decrease was primarily the result of the net loss recorded during 2009.

Off-balance Sheet Arrangements

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $68.6 million and $83.1 million and standby letters of credit of approximately $3.7 million and $5.3 million at December 31, 2009 and 2008, respectively.  Commitments often expire without being drawn upon. The $68.6 million of commitments to extend credit at December 31, 2009, were substantially all variable rate commitments.

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

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or noncancellable operating leases	$48,263	$2,118	$4,412	$4,620	$37,113
Remaining contractual maturities of time Deposits	377,254	371,565	4,013	1,676	-
Subordinated debt	22,476	-	-	-	22,476
Employment agreements	1,298	433	865	-	-
Director and Officer retirement plan obligations	1,412	244	251	210	707
Loan commitments	68,611	58,706	2,152	7,592	161
Standby letters of credit	3,683	3,575	108	-	-
Total	$522,997	$436,641	$11,801	$14,098	$60,457

As of December 31, 2009, the Company had entered into non-cancelable lease agreements for its main office and operations center, eleven current Republic retail branch facilities, and a new branch facility scheduled to open in 2010, expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $48.3 million through the year 2037, including renewal options.  The Company has entered into an employment agreement with the CEO of the Company. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2009 is approximately $1.3 million.  The Company has retirement plan agreements with certain directors and officers.   The accrued benefits under the plan at December 31, 2009 was approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

At December 31, 2009, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $253.7 million, which represented 36.6% of gross loans receivable at December 31, 2009. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits extended for real estate agents and managers amounted to $119.6 million, which represented 17.2% of gross loans receivable at December 31, 2009 and single family construction loans in the amount of $72.6 million which represented 10.5% of gross loans receivable at December 31, 2009. Loan concentrations are considered to exist when amounts are loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

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

Management presently believes that the effect on Republic of any future reduction in interest rates, reflected in lower yielding assets, could be detrimental since Republic may not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a negative effect on Republic, due to a possible lag in the repricing of core deposits not taken into account in the static GAP analysis.

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

The difference between interest-sensitive assets and interest-sensitive liabilities is known as the “interest-sensitivity gap” (“GAP”). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities repricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets repricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.  Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income as changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously.  Interest rate sensitivity analysis also requires assumptions about repricing certain categories of assets and liabilities.  For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity.  Mortgage backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  Savings, money market and interest-bearing demand accounts do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. Management estimates the repricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to reprice simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to reprice liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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

The following tables present a summary of the Company’s interest rate sensitivity GAP at December 31, 2009.  Amounts shown in the table include both estimated maturities and instruments scheduled to reprice, including prime based loans.  For purposes of these tables, the Company has used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the trust preferred securities is variable and adjusts quarterly.

Interest Sensitivity Gap
At December 31, 2009
(Dollars in thousands)

	0–90 Days	91–180 Days	181–365 Days	1–2 Years	2–3 Years	3–4 Years	4–5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest Sensitive Assets:

Investment securities and other interest-bearing balances	$58,081	$4,914	$18,708	$21,652	$20,907	$19,486	$19,947	$73,454	$237,149	$237,159
Average interest rate	1.32%	4.57%	3.48%	4.58%	4.58%	4.57%	3.24%	2.83%
Loans receivable	324,399	33,430	56,581	84,180	72,289	37,653	19,451	65,835	693,818	687,422
Average interest rate	4.43%	6.32%	6.29%	6.19%	6.14%	5.92%	6.09%	5.95%
Total	382,480	38,344	75,289	105,832	93,196	57,139	39,398	139,289	930,967	924,581

Cumulative Totals	$382,480	$420,824	$496,113	$601,945	$695,141	$752,280	$791,678	$930,967

Interest Sensitive Liabilities:

Demand Interest Bearing(1)	$26,460	$-	$-	$26,459	$-	$-	$-	$-	52,919	52,919
Average interest rate	0.65%	-	-	0.65%	-	-	-	-	-	-
Savings Accounts (1)	5,786	-	-	5,785	-	-	-	-	11,571	11,571
Average interest rate	1.14%	-	-	1.14%	-	-	-	-
Money Market Accounts(1)	157,766	-	-	157,766	-	-	-	-	315,532	315,532
Average interest rate	1.53%	-	-	1.53%	-	-	-	-
Time Deposits	114,038	106,714	149,589	2,918	1,095	736	940	1,224	377,254	379,090
Average interest rate	1.37%	1.31%	2.01%	2.18%	2.94%	3.30%	2.78%	1.42%
FHLB and Short Term Advances	-	25,000	-	-	-	-	-	-	25,000	25,291
Average interest rate	-	3.35%	-	-	-	-	-	-
Subordinated Debt	22,476	-	-	-	-	-	-	-	22,476	22,476
Average interest rate	4.93%	-	-	-	-	-	-	-
Total	326,526	131,714	149,589	192,928	1,095	736	940	1,224	804,752	806,879

Cumulative Totals	$326,526	$458,240	$607,829	$800,757	$801,852	$802,588	$803,528	$804,752
Interest Rate
Sensitivity GAP	$55,954	$(93,370)	$(74,300)	$(87,096)	$92,101	$56,403	$38,458	$138,065
Cumulative GAP	$55,954	$(37,416)	$(111,716))	$(198,812)	$(106,711)	$(50,308)	$(11,850)	$126,215
Interest Sensitive Assets/Interest Sensitive Liabilities	117%	92%	82%	75%	87%	94%	99%	116%
Cumulative GAP/
Total Earning Assets	6%	-4%	-12%	-21%	-11%	-5%	-1%	14%

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

Net Portfolio Value and Net Interest Income Analysis.

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
+300	$66,540	$(20,704)	(23.73)%	6.96%	(153	)bp
+200	75,340	(11,904)	(13.64)%	7.73%	(76)
+100	81,607	(5,637)	(6.46)%	8.22%	(27)
Static	87,244	--	0.00%	8.49%	0
-100	88,961	1,717	1.97%	8.79%	30

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of December 31, 2009.

Change in Interest Rates in Basis Points (1)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
+300	$36,020	$2,021	5.94%
+200	35,350	1,351	3.97%
+100	34,686	688	2.02%
Static	33,999	-	0.00%
-100	33,618	(381)	(1.12)%

(1)	The net interest income results represent a rate ramp, achieving the rate change over a 12-month period, not an immediate and sustained rate shock.

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

The Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issuance of $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, former director of Metro Bank and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been a director of the Company.  Trust IV also issued $0.4 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock.

The shareholders’ equity of the Company as of December 31, 2009, totaled approximately $70.3 million compared to approximately $79.3 million as of December 31, 2008.  The book value per share of the Company’s common stock decreased from $7.46 as of December 31, 2008, based upon 10,631,348 shares outstanding, as adjusted for treasury stock to $6.59 as of December 31, 2009, based upon 10,665,635 shares outstanding at December 31, 2009, as adjusted for treasury stock.

Regulatory Capital Requirements

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.14% and 13.26% at December 31, 2009 and 2008, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2009 and 2008 were 11.89% and 12.26%, respectively. At December 31, 2009 and 2008, the Company exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2009 and 2008, the Company’s leverage ratio was 9.36% and 11.14%, respectively.

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

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2009 and 2008, Republic was considered “well capitalized” under FDIC regulations.

The following table presents the Company’s regulatory capital ratios at December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company.	102,527	13.14%	62,399	8.00%	-	-
Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company.	92,739	11.89%	31,200	4.00%	-	-
Tier one leverage capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company.	92,739	9.36%	39,640	4.00%	-	-

At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company.	110,927	13.26%	66,915	8.00%	-	-
Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company.	102,518	12.26%	33,458	4.00%	-	-
Tier one leverage capital
Republic	90,921	9.91%	36,712	4.00%	45,890	5.00%
Company.	102,518	11.14%	36,801	4.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2009 and 2008, all capital adequacy requirements to which they are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

Liquidity

A financial institution must maintain and manage liquidity to ensure it has the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Liquidity needs can be met by either reducing assets or increasing liabilities. The most liquid assets consist of cash, amounts due from banks and federal funds sold.

Regulatory authorities require the Company to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, the Company has formed an asset/liability committee (ALCO), comprised of certain members of Republic’s board of directors and senior management to monitor such ratios. The ALCO committee is responsible for managing the liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO committee meets on a quarterly basis or more frequently if deemed necessary.

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $55.6 million at December 31, 2009, compared to $34.4 million at December 31, 2008. Loan maturities and repayments are another source of asset liquidity. At December 31, 2009, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending June 30, 2010. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2009, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $88.4 million. Certificates of deposit scheduled to mature in one year totaled $371.6 million at December 31, 2009. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with a current maximum borrowing capacity of approximately $256.1 million. As of December 31, 2009 and 2008, the Company had outstanding borrowings of $25.0 million and $92.0 million, respectively with the FHLB. The Company has also established a contingency line of credit of $15.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at December 31, 2009 and 2008.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. The Company attempts to maximize earnings while minimizing its exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government Agency bonds, U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust preferred securities. The Company’s ALCO monitors and approves all security purchases.  The increase in the total amortized cost of securities in 2009 primarily reflected the purchase of collateralized mortgage obligations (CMOs) and U.S. Government Agencies.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2009, 2008 and 2007 follows.

	Investment Securities Available for Sale at December 31,
	(Dollars in thousands)
	2009	2008	2007
Mortgage backed Securities/CMOs (1)	144,081	60,859	55,579
Municipal Securities	10,325	10,073	12,338
Corporate Bonds	5,989	5,988	4,995
Agency Bonds	18,991	-	-
Trust Preferred Securities	6,789	8,003	10,058
Other securities	281	279	280
Total amortized cost of securities	$186,456	$85,202	$83,250
Total fair value of investment securities	$185,404	$83,032	$83,659

	Investment Securities Held to Maturity at December 31,
	(Dollars in thousands)
	2009	2008	2007
U.S. Government Agencies	$2	$3	$3
Mortgage backed Securities/CMOs (1)	-	15	15
Municipal Securities	-	30	90
Other securities	153	150	174
Total amortized cost of investment securities	$155	$198	$282
Total fair value of investment securities	$165	$214	$285

(1)           Substantially all of these obligations consist of U.S. Government Agency issued securities.

No single issues of securities (excluding government agencies) account for more than 5% of shareholders’ equity.

The following table presents the contractual maturity distribution and weighted average yield of the securities portfolio of the Company at December 31, 2009. Mortgage backed securities are presented without consideration of amortization or prepayments.

	Investment Securities Available for Sale at December 31, 2009
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	(Dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Mortgage backed securities/CMOs	$-	-	$84	6.17%	$-	-	$146,682	3.54%	$146,766	$144,081	3.54%
Municipal securities	-	-	-	-	-	-	9,523	4.29%	9,523	10,325	4.29%
Corporate Bonds	-	-	-	-	3,090	6.36%	3,000	3.59%	6,090	5,989	4.99%
Agency Bonds	-	-	9,969	3.01%	8,875	3.21%	-	-	18,844	18,991	3.10%
Trust Preferred securities	-	-	-	-	-	-	3,926	0.81%	3,926	6,789	0.81%
Other securities	151	4.40%	-	-	104	3.85%	-	-	255	281	3.22%
Total AFS securities	$151	4.40%	$10,053	3.04%	$12,069	4.00%	$163,131	3.52%	$185,404	$186,456	3.52%

	Investment Securities Held to Maturity at December 31, 2009
	Within One Year		One to Five Years		Five to Ten Years		Past 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agencies	$-	-	$-	-	$2	1.58%	$-	-	$2	1.58%
Other securities	-	-	113	6.30%	-	-	40	-	153	4.65%
Total HTM securities	$-	-	$113	6.30%	$2	1.58%	$40	-	$155	4.64%

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

     The types of instruments valued based on quoted market prices in active markets include all of the Company’s U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by ASC 820-10, the Bank does not adjust the quoted price for such instruments.

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

The Level 3 investment securities classified as available for sale are comprised of various issues of bank pooled trust preferred securities. Bank pooled trust preferred securities consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. The securities are performing according to terms, however the secondary market for such securities has become inactive, and such securities are therefore classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently no secondary market for the securities and there can be no assurance that any secondary market for the securities will develop.

The following table presents a reconciliation of the securities available for sale measured at fair value on a reoccurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	2009	2008
(In Thousands)

Beginning balance, January 1	$4,932	$-
Securities transferred to Level 3 measurement	-	9,986
Unrealized gains (losses)	208	(2,999)
Impairment charge on Level 3 securities	(2,073)	(1,438)
Other, including adjustment for non-credit component of previously recognized OTTI and proceeds from calls of investment securities	859	(617)

Ending balance, December 31	$3,926	$4,932

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2009. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

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

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.8 million at December 31, 2009. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $9.2 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2009, amounted to $296.5 million. There were no loans in excess of the legal lending limit at December 31, 2009.

The majority of loans outstanding are with borrowers in the Company’s marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition the Company has loans to customers whose assets and businesses are concentrated in real estate. Repayment of the Company’s loans is in part dependent upon general economic conditions affecting the Company’s market place and specific industries. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties. At December 31, 2009, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $253.7 million, which represented 36.6% of gross loans receivable at December 31, 2009. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended to real estate agents and managers in the amount of $119.6 million, which represented 17.2% of gross loans receivable at December 31, 2009 and single family construction loans in the amount of $72.6 million which represented 10.5% of gross loans receivable at December 31, 2009.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

The Company’s total loans decreased $89.3 million, or 11.4%, to $693.8 million at December 31, 2009, from $783.1 million at December 31, 2008.  This decrease is a direct result of the Company’s ongoing effort to reduce its exposure related to the high concentration of loans in the commercial real estate portfolio through normal paydowns, early pay-offs, and participations with other financial institutions. Specific focus was placed upon reduction of the outstanding amounts within the construction and land development category.

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	At December 31,
	(Dollars in thousands)
	2009	2008	2007	2006	2005

Commercial:
Real estate secured	$487,018	$456,273	$477,678	$466,636	$447,673
Construction and land development	103,790	216,060	228,616	218,671	141,461
Non real estate secured	60,127	60,203	77,347	71,816	49,515
Non real estate unsecured	18,344	21,531	8,451	8,598	10,620
Total commercial	669,279	754,067	792,092	765,721	649,269
Residential real estate (1)	3,341	5,347	5,960	6,517	7,057
Consumer and other	21,640	24,165	24,302	20,952	23,050
Total loans	694,260	783,579	822,354	793,190	679,376
Deferred loan fees	442	497	805	1,130	1,290
Total loans, net of deferred loan fees	$693,818	$783,082	$821,549	$792,060	$678,086

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

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in (i) one year or less, (ii) more than one year through five years and (iii) over five years, is shown in the following table. Loan balances are also categorized according to their sensitivity to changes in interest rates:

	At December 31, 2009
	(Dollars in thousands)
	Commercial and Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer and Other	Total

Fixed Rate
1 year or less	$67,237	$6,819	$-	$2,704	$76,760
1-5 years	246,805	1,521	-	325	248,651
After 5 years	104,609	-	3,341	3,657	111,607
Total fixed rate	418,651	8,340	3,341	6,686	437,018

Adjustable Rate
1 year or less	127,226	65,304	-	358	192,888
1-5 years	5,095	30,146	-	99	35,340
After 5 years	14,517	-	-	14,497	29,014
Total adjustable rate	146,838	95,450	-	14,954	257,242
Total	$565,489	$103,790	$3,341	$21,640	$694,260

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, at interest rates prevailing at the date of renewal.

At December 31, 2009, 62.9% of total loans were fixed rate compared to 60.8% at December 31, 2008.

Credit Quality

Republic’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. A committee consisting of senior management and certain members of the board of directors oversees the loan approval process to monitor that proper standards are maintained, while approving the majority of commercial loans.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

Non-accrual Loans
	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-	$-	$-	$-
Restructured loans	-	-	-	-	-
Non-accrual loans
Commercial	9,545	2,758	14,757	6,448	2,725
Construction	15,904	13,666	6,747	173	492
Residential real estate	-	-	-	-	-
Consumer and other	585	909	776	295	206
Total non-accrual loans	26,034	17,333	22,280	6,916	3,423
Total non-performing loans (1)	26,034	17,333	22,280	6,916	3,423
Other real estate owned	13,611	8,580	3,681	572	137
Total non-performing assets (1)	$39,645	$25,913	$25,961	$7,488	$3,560

Non-performing loans as a percentage of total
loans, net of unearned income (1)	3.75%	2.21%	2.71%	0.87%	0.50%
Non-performing assets as a percentage of total assets	3.93%	2.72%	2.55%	0.74%	0.42%

(1)
Non-performing loans are comprised of (i) loans that are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans increased $8.7 million, to $26.0 million at December 31, 2009, from $17.3 million at December 31, 2008.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 2009, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance For Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Interest income that would have been recorded
had the loans been in accordance with their
original terms	$1,180,000	$553,000	$1,447,000	$479,000	$165,000
Interest income included in net income	$-	$-	$-	$-	$-

At December 31, 2009, the Company had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to real estate operators and lessors in the aggregate amount of $288.4 million, which represented 36.8% of gross loans receivable at December 31, 2009. Various types of real estate are included in this category, including industrial, retail shopping centers, office space, residential multi-family and others.  In addition, credits were extended to real estate agents and managers in the amount of $99.8 million, which represented 12.7% of gross loans receivable at December 31, 2009. Loan concentrations are considered to exist when multiple number of borrowers are engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Allowance for Loan Losses

A detailed analysis of the Company’s allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is as follows: (Dollars in thousands)

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$8,409	$8,508	$8,058	$7,617	$6,684

Charge-offs:
Commercial	9,764	7,778	1,503	601	29
Tax refund loans	-	-	-	1,286	1,113
Consumer	6	19	3	-	21
Total charge-offs	9,770	7,797	1,506	1,887	1,163
Recoveries:
Commercial	-	119	81	37	287
Tax refund loans	-	77	283	927	617
Consumer	2	3	2	-	6
Total recoveries	2	199	366	964	910
Net charge-offs	9,768	7,598	1,140	923	253
Provision for loan losses	14,200	7,499	1,590	1,364	1,186
Balance at end of period	$12,841	$8,409	$8,508	$8,058	$7,617

Average loans outstanding (1)	$736,647	$789,446	$820,380	$728,754	$602,031

As a percent of average loans (1):
Net charge-offs	1.33%	0.96%	0.14%	0.13%	0.04%
Provision for loan losses	1.93%	0.95%	0.19%	0.19%	0.20%
Allowance for loan losses	1.74%	1.07%	1.04%	1.11%	1.27%

Allowance for loan losses to:
Total loans, net of unearned income	1.85%	1.07%	1.04%	1.02%	1.12%
Total non-performing loans	49.32%	48.51%	38.19%	116.51%	222.52%
__________
(1)      Includes non-accruing loans.

The allowance for loan losses as a percentage of non-performing loans was 49.3% at December 31, 2009.  Coverage is considered adequate by management as of December 31, 2009 and is consistent with December 31, 2008 and 2007.

In 2009, the Company charged-off loans to three customers totaling $1.9 million prior to the transfer of the remaining loan balance to other real estate owned.  There were no charge-offs on tax refund loans in 2009 and 2008 as the Company did not purchase tax refund loans in those years.  Recoveries on tax refund loans decreased to $0 in 2009, from $77,000 in 2008 as a result of the discontinuation of the tax refund loan program in 2007.  Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that management determines is adequate to absorb inherent losses in the loan portfolio. The Company’s board of directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The board of directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has an existing loan review program, which monitors the loan portfolio on an ongoing basis. Loan review is conducted by a loan review officer who reports quarterly, directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2009. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

The Company’s management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category:

	At December 31,
	(Dollars in thousands)
	2009		2008		2007		2006		2005
Allocation of the allowance for loan losses (1):	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$8,762	81.5%	$4,721	68.6%	$5,303	68.5%	$5,852	69.0%	$5,074	74.8%
Construction	3,789	14.9%	3,278	27.6%	2,739	27.8%	1,714	27.6%	1,417	20.8%
Residential real estate	27	0.5%	41	0.7%	43	0.7%	48	0.8%	71	1.0%
Consumer and other	176	3.1%	241	3.1%	174	3.0%	156	2.6%	231	3.4%
Unallocated	87	-	128	-	249	-	288	-	824	-
Total	$12,841	100.0%	$8,409	100%	$8,508	100%	$8,058	100%	$7,617	100%
__________
(1)      Gross loans net of unearned income.

The methodology utilized to determine the amount of the allowance for loan losses is as follows: the Company first applies an estimated loss percentage against all loans which are not specifically reserved. In 2009, the Company experienced net charge-offs to average loans of approximately 1.33%.  Net recoveries and net charge-offs, respectively, to average loans were 0.96, 0.14%, 0.13% and 0.04% in 2008, 2007, 2006 and 2005.  In addition to sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience longer than over the past five years, the Company maintained those percentages in 2009. Due to the economic downturn, the Company will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors.  The Company also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, the Company estimates and recognizes reserve allocations on loans classified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  Total loans at December 31, 2009, decreased to $693.8 million from $783.1 million at the prior year-end.  The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of the Company's loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. The Company attempts to evaluate larger loans individually, on the basis of its loan review process, which scrutinizes loans on a selective basis; and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. The Company's portfolios of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2009, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $669.1 million, $3.3 million and $21.4 million.

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $124.4 million, $18.3 million and $22.3 million at December 31, 2009, 2008 and 2007 respectively. The amounts of related valuation allowances were $7.1 million, $2.4 million and $1.6 million respectively at those dates.  For the years ended December 31, 2009, 2008 and 2007 the average recorded investment in impaired loans was approximately $79.2 million, $10.6 million, and $16.1 million, respectively.  Republic earned $5.4 million and $70,000 of interest income on impaired loans (internally classified accruing loans) in 2009 and 2008, respectively.  The Company did not recognize any interest income on impaired loans during 2007.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2009 and 2008, internally classified accruing loans totaled approximately $98.4 million and $0.9 million respectively.  The amounts of related valuation were $5.3 million and $0.2 million respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2009 and 2008, in the aggregate principal amount of $13.4 million and $8.9 million respectively; and (ii) 60 to 89 days past due, at December 31, 2009 and 2008 in the aggregate principal amount of $23.7 million and $3.6 million respectively.

The Company’s estimates of market values of other real estate owned are primarily based on appraisals.  The following table is an analysis of the change in other real estate owned for the years ended December 31, 2009 and 2008.

Dollars in thousands

	2009	2008
Balance at January 1,	$8,580	$3,681
Additions, net	8,113	21,384
Sales	1,511	14,870
Writedowns/losses on sales	1,571	1,615
Balance at December 31,	$13,611	$8,580

Deposit Structure

The following table is a distribution of Republic’s deposits for the ending periods indicated:

	At December 31,
	(Dollars in thousands)
	2009	2008	2007
Demand deposits, non-interest bearing	$125,618	$70,814	$99,040
Demand deposits, interest bearing	52,919	43,044	35,235
Money market & savings deposits	327,103	231,643	223,645
Time deposits	377,254	393,666	422,935
Total deposits	$882,894	$739,167	$780,855

In general, Republic pays higher interest rates on time deposits compared to other deposit categories. Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.

The following table is a distribution of the average balances of Republic’s deposits and the average rates paid thereon, for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
	(Dollars in thousands)
	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits, non-interest-bearing	$86,621	0.00%	$76,671	0.00%	$78,641	0.00%
Demand deposits, interest-bearing	47,174	0.66%	33,976	0.96%	38,850	1.10%
Money market & savings deposits	281,621	1.87%	222,590	2.76%	266,706	4.48%
Time deposits	383,535	2.18%	397,740	3.73%	361,120	5.21%
Total deposits	$798,951	1.75%	$730,977	2.92%	$745,317	4.18%

The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2009.

Certificates of Deposit
(Dollars in thousands)
2009
Maturing in:
Three months or less	$86,601
Over three months through six months	87,001
Over six months through twelve months	57,908
Over twelve months	1,122
Total	$232,632

The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2010 through 2014, which includes brokered certificates of deposit of approximately $24.1 million with original terms of two to five months.

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

	$371,565	$2,918	$1,095	$736	$940	$-	$377,254

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

The Company does not consolidate its subsidiary trusts. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the trust’s expected residual returns. The non-consolidation results in the investment in the common securities of the trust to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was codified into ASC 810. SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

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

The consolidated financial statements of the Company begin on Page 60.

Item 9:               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A:            Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934).  The Company’s internal control over financial reporting is under the general oversight of the board of directors acting through the Audit Committee, which is composed entirely of independent directors.  Parente Beard LLC, the Company’s independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company’s accounting, financial reporting or internal controls.  The Audit Committee meets periodically with management, internal auditors and Parente Beard LLC to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting.  Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Management’s report on internal control over financial reporting is set forth at page 57, and is incorporated in this item by reference.  The Company’s internal control over financial reporting has been audited by Parente Beard LLC, an independent, registered public accounting firm, as stated in its report, which is set forth at page 58 and is incorporated in this item by reference.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B:            Other Information

The annual meeting of shareholders of Republic First Bancorp, Inc. was held on December 23, 2009 for the purpose of electing three Class III directors to serve until the 2012 annual meeting of shareholders and until their successors are elected and qualify. As of the record date of the meeting the number of shares then issued and outstanding and entitled to vote was 10,665,635.

The names of the director nominees and the number of votes for or withheld, abstentions and broker non-votes are set forth below. Each of the director nominees was elected. Subsequent to the election, Lyle W. Hall, Jr. passed away unexpectedly on February 21, 2010.

	For	Withheld	Abstain	Broker Non-Vote

Robert J. Coleman	8,727,676	1,044,657	75,794	817,508
Lyle W. Hall, Jr.	8,673,800	1,098,533	75,794	817,508
Harris Wildstein	8,787,909	984,424	75,794	817,508

PART III

Item 10:               Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of shareholders scheduled for April 20, 2010.

Item 11:               Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of shareholders scheduled for April 20, 2010.

Item 12:               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of shareholders scheduled for April 20, 2010.

Item 13:               Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of shareholders scheduled for April 20, 2010.

Item 14.                Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of shareholders scheduled for April 20, 2010.

PART IV

Item 15:                Exhibits and Financial Statement Schedules

A.      Financial Statements

(1)	Management’s Report on Internal Control Over Financial Reporting
(2)	Reports of Independent Registered Public Accounting Firm
(3)	Consolidated Balance Sheets as of December 31, 2009 and 2008
(4)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
(5)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
(6)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
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

Exhibit Number	Description	Manner of Filing
2.1	Agreement and Plan of Merger, dated as of November 7, 2008, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K Filed November 12, 2008

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2009, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K Filed July 31, 2009

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 18, 2009, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K Filed December 22, 2009

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form 10-K Filed March 30, 2005

4.1
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust II, dated as of December 27, 2006; and (iii) Guarantee Agreement dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust II

4.2
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust III, dated as of June 28, 2007; and (iii) Guarantee Agreement dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust III.

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

10.1	Employment Contract Between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K Filed January 26, 2010

10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K Filed March 10, 2008

10.3	Deferred Compensation Plan*	Filed herewith

10.4	Change in Control Policy for Certain Executive Officers*	Incorporated by reference to Form 10-K filed March 9, 2007

10.5	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q Filed November 7, 2008

10.6	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q Filed November 7, 2008

10.7	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders the Trust IV Capital Securities	Incorporated by reference to Form 10-Q Filed November 7, 2008

10.8	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q Filed November 7, 2008

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Beard Miller Company LLP	Filed Herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Acting Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Filed Herewith

32.2	Section 1350 Certification of Frank Cavallaro	Filed Herewith

*           Constitutes a management compensation agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

REPUBLIC FIRST BANCORP, INC.

Date: March 16, 2010	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 16, 2010	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 16, 2010	/s/ Harris Wildstein, Esq.
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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2009.

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

ParenteBeard LLC, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their reports, which are included herein.

Date: March 16, 2010	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: March 16, 2010	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited Republic First Bancorp, Inc. and subsidiary internal control over financial reporting as of December 31, 2009,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of Republic First Bancorp, Inc. and subsidiary, and our report dated March 16, 2010 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Republic First Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing other-than-temporary impairment on debt securities in 2009.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic First Bancorp Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2010

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
 (Dollars in thousands, except share data)
	2009	2008
ASSETS:
Cash and due from banks	$10,864	$9,803
Interest bearing deposits with banks	36,007	3,456
Federal funds sold	8,747	21,159
Total cash and cash equivalents	55,618	34,418
Investment securities available for sale, at fair value	185,404	83,032
Investment securities held to maturity, at amortized cost
(fair value of $165 and $214 respectively)	155	198
Restricted stock, at cost	6,836	6,836
Loans receivable, (net of allowance for loan losses of $12,841 and $8,409
respectively)	680,977	774,673
Premises and equipment, net	24,490	14,209
Other real estate owned, net	13,611	8,580
Accrued interest receivable	3,957	3,939
Bank owned life insurance	12,373	12,118
Other assets	25,221	13,977
Total Assets	$1,008,642	$951,980
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposits:
Demand — non-interest-bearing	$125,618	$70,814
Demand — interest-bearing	52,919	43,044
Money market and savings	327,103	231,643
Time less than $100,000	144,622	139,708
Time over $100,000	232,632	253,958
Total Deposits	882,894	739,167
Short-term borrowings	-	77,309
FHLB Advances	25,000	25,000
Accrued interest payable	1,826	2,540
Other liabilities	6,182	6,161
Subordinated debt	22,476	22,476
Total Liabilities	938,378	872,653
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized;
no shares issued as of December 31, 2009 and 2008	-	-
Common stock, par value $0.01 per share; 20,000,000 shares authorized;
shares issued 11,081,938 as of December 31, 2009 and
11,047,651 as of December 31, 2008	111	110
Additional paid in capital	77,086	76,629
Retained earnings (accumulated deficit)	(2,450)	8,455
Treasury stock at cost (416,303 shares and 416,303 respectively)	(3,099)	(3,099)
Stock held by deferred compensation plan	(709)	(1,377)
Accumulated other comprehensive loss	(675)	(1,391)
Total Shareholders’ Equity	70,264	79,327
Total Liabilities and Shareholders’ Equity	$1,008,642	$951,980

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
 (Dollars in thousands, except per share data)

	2009	2008	2007
Interest income:
Interest and fees on loans	$38,943	$48,846	$62,184
Interest and dividends on taxable investment securities	3,974	4,479	4,963
Interest and dividends on tax-exempt investment securities	435	433	513
Interest on federal funds sold and other interest-earning assets	118	218	686
	43,470	53,976	68,346

Interest expense:
Demand – interest bearing	310	327	428
Money market and savings	5,258	6,150	11,936
Time less than $100,000	4,275	7,265	7,200
Time over $100,000	4,099	7,579	11,622
Other borrowings	2,113	3,760	7,121
	16,055	25,081	38,307
Net interest income	27,415	28,895	30,039
Provision for loan losses	14,200	7,499	1,590
Net interest income after provision for loan losses	13,215	21,396	28,449

Non-interest income:
Loan advisory and servicing fees	459	362	1,177
Service fees on deposit accounts	1,219	1,184	1,187
Gain on sale of investment securities	-	5	-
Net other-than-temporary impairment losses on investments recognized in earnings (includes total other-than-temporary impairment losses of $1,006 and $5,054, net of $1,067 and $(3,616) recognized in other comprehensive income (loss) for the year ended December 31, 2009 and 2008, respectively, before taxes)	(2,073)	(1,438)	-
Gain on sale of other real estate owned	-	-	185
Bank owned life insurance income	255	400	424
Other income	219	729	100
	79	1,242	3,073
Non-interest expenses:
Salaries and employee benefits	12,699	9,629	10,612
Occupancy	3,081	2,447	2,420
Depreciation and amortization	1,858	1,343	1,360
Legal	1,245	1,454	750
Write down/loss on sale of other real estate	1,571	1,615	-
Other real estate	303	513	23
Advertising	288	464	503
Data processing	807	845	693
Insurance	711	561	398
Professional fees	2,285	973	542
Regulatory assessments and costs	2,314	556	176
Taxes, other	892	728	820
Other operating expenses	2,905	2,759	3,067
	30,959	23,887	21,364
Income (loss) before provision (benefit) for income taxes	(17,665)	(1,249)	10,158
Provision (benefit) for income taxes	(6,223)	(777)	3,273
Net Income (loss)	(11,442)	$(472)	$6,885
Net income (loss) per share:
Basic	$(1.07)	$(0.04)	$0.66
Diluted	$(1.07)	$(0.04)	$0.65

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except share data)

	Comprehensive Income (Loss)	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2007		$97	$63,342	$13,511	$(1,688)	$(810)	$282	$74,734

Total other comprehensive loss, net of taxes	(12)	-	-	-	-	-	(12)	(12)
Net income for the year	6,885	-	-	6,885	-	-	-	6,885
Total comprehensive income	$6,873

Stock based compensation		-	125	-	-	-	-	125
Stock dividend (974,441 shares)		10	11,459	(11,469)	-	-	-	-
Options exercised (16,558 shares)		-	47	-	-	-	-	47
Purchase of treasury shares (140,700 shares)		-	-	-	(1,305)	-	-	(1,305)
Tax benefit of stock option exercises		-	348	-	-	-	-	348
Stock purchases for deferred compensation plan (38,000 shares)		-	-	-	-	(355)	-	(355)
Balance December 31, 2007		107	75,321	8,927	(2,993)	(1,165)	270	80,467

Total other comprehensive loss, net of reclassification adjustments and taxes	(1,661)	-	-	-	-	-	(1,661)	(1,661)
Net loss for the year	(472)	-	-	(472)	-	-	-	(472)
Total comprehensive loss	$(2,133)

Stock based compensation		-	115	-	-	-	-	115
Options exercised (310,440 shares)		3	928	-	-	-	-	931
Deferred Compensation plan – forfeited shares to treasury stock (35,554 shares)		-	-	-	(340)	340	-	-
Deferred Compensation plan – new shares from treasury stock (35,554 shares)		-	-	-	234	(234)	-	-
Tax benefit of stock option exercises		-	265	-	-	-	-	265
Stock purchases for deferred compensation plan (53,800 shares)		-	-	-	-	(318)	-	(318)
Balance December 31, 2008		110	76,629	8,455	(3,099)	(1,377)	(1,391)	79,327

Total other comprehensive loss, net of reclassification adjustments and taxes	1,253	-	-	-	-	-	1,253	1,253
Net loss for the year	(11,442)	-	-	(11,442)	-	-	-	(11,442)
Total comprehensive loss	$(10,189)

Stock based compensation		-	278	-	-	-	-	278
Options exercised (34,287 shares)		1	165	-	-	-	-	166
Cumulative effect adjustment; reclassifying non-credit component of previously recognized OTTI		-	-	537	-	-	(537)	-
Tax benefit of stock option exercises		-	14	-	-	-	-	14
Deferred compensation plan distributions and transfers		-	-	-	-	1,167	-	1,167
Stock purchases for deferred compensation plan (63,400 shares)		-	-	-	-	(499)	-	(499)
Balance December 31, 2009		$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(11,442)	$(472)	$6,885
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	14,200	7,499	1,590
Writedown or loss on sale of other real estate owned	1,571	1,615	-
Gain on sale of other real estate owned	-	-	(185)
Depreciation and amortization	1,858	1,343	1,360
Deferred income taxes	(3,032)	(472)	(156)
Deferred compensation plan distributions and transfers	1,167	-	-
Stock purchases for deferred compensation plan	(499)	(318)	(355)
Share based compensation	278	115	125
Gain on sale of investment securities	-	(5)	-
Impairment charges on investment securities	2,073	1,438	-
Amortization of discounts on investment securities	(203)	(221)	(194)
Increase in value of bank owned life insurance	(255)	(400)	(424)
(Increase) decrease in accrued interest receivable and other assets	(8,188)	(3,470)	2,111
Decreases in accrued interest payable and other liabilities	(693)	(1,511)	(3,196)
Net cash (used in) provided by operating activities	(3,165)	5,141	7,561
Cash flows from investing activities:
Purchase of investment securities:
Available for sale	(130,783)	(16,366)	(9,639)
Proceeds from maturities and calls of securities:
Available for sale	27,752	13,202	28,195
Held to maturity	43	84	51
Purchase of FHLB stock	-	(478)	-
Proceeds from sale of FHLB stock	-	-	446
Net decrease (increase) in loans	71,383	9,485	(34,268)
Net proceeds from sale of other real estate owned	1,511	14,870	715
Premises and equipment expenditures	(12,139)	(4,264)	(7,000)
Net cash(used in) provided by investing activities	(42,233)	16,533	(21,500)
Cash flows from financing activities:
Net proceeds from exercise of stock options	166	931	47
Purchase of treasury shares	-	-	(1,305)
Tax benefit of stock option exercises	14	265	348
Net increase (decrease) in demand, money market and savings deposits	160,139	(12,419)	(28,030)
Net (decrease) increase in time deposits	(16,412)	(29,269)	54,112
Net decrease in short term borrowings	(77,309)	(56,124)	(26,290)
Increase in other borrowings	-	25,000	-
Issuance of subordinated debt	-	11,135	5,155
Net cash provided by (used in) financing activities	66,598	(60,481)	4,037
Increase (decrease) in cash and cash equivalents	21,200	(38,807)	(9,902)
Cash and cash equivalents, beginning of year	34,418	73,225	83,127
Cash and cash equivalents, end of year	$55,618	$34,418	$73,225
Supplemental disclosures:
Interest paid	$16,769	$26,260	$39,812
Income taxes paid	-	400	3,425
Non-cash transfers from loans to other real estate owned	8,113	21,384	3,639
Non-cash treasury stock transactions	-	106	-

(See notes to consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Termination of Merger Agreement

On November 7, 2008, the board of directors of Republic First Bancorp, Inc. (“the Company”) approved an agreement and plan of merger, pursuant to which the Company will be merged with and into Metro Bancorp, Inc. (“Metro”) formerly known as Pennsylvania Commerce Bancorp, Inc., subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. The Company and Metro amended the agreement on July 31, 2009 and again on December 18, 2009 to extend the contractual deadline for completion of the merger to allow for additional time to obtain the required regulatory approvals. On March 15, 2010 the Company and Metro announced that their respective board of directors had voted to terminate the merger agreement due to uncertainties over the regulatory approval of the applications for the merger. The Company estimates that costs of up to $1.0 million related to legal fees, underwriting services and other expenses associated with the merger will be expensed during the first quarter of 2010 as a result of the termination of this agreement.

2.     Nature of Operations

The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank (“Republic”), a Pennsylvania state chartered bank, and Republic’s subsidiaries.  Republic offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

3.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets  accounting principles generally accepted in the United States of America (“US GAAP”) that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows.  Over time, the FASB and other GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, Staff Positions, EITF Abstracts, AICPA Statements of Position, and Practice Bulletins.  The FASB recognized the complexity of its standard setting process and embarked on a revised process in 2004 that culminated in the release of the FASB Accounting Standards Codification (“ASC”) on July 1, 2009.  The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made, nor does it impact the Company’s financial position or results of operations. It simply took thousands of individual pronouncements that comprise US GAAP and reorganized them under accounting topics using a consistent structure. References to US GAAP in this Annual Report on Form 10-K have been updated to refer to Topics in the ASC. This change was made effective by the FASB for periods ending on or after September 15, 2009.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

The preparation of financial statements in conformity with US GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

Significant Group Concentrations of Credit Risk

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2009 and 2008 were approximately $1.1 million and $700,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

Investment Securities

Held to Maturity – Certain debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts.  Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale – Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of shareholders’ equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold on the trade date.

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Impairment charges on bank pooled trust preferred securities of $2.1 million and $1.4 million were recognized during the years ended December 31, 2009 and 2008, respectively.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of December 31, 2009 and 2008, consists of the common stock of FHLB of Pittsburgh and Atlantic Central Bankers Bank (ACBB).  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with guidance under ASC 942-10 Financial Services- Depository and Lending.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009 and December 31, 2008.

Loans and Allowance for Loan Losses

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

The Company accounts for amortization of premiums and accretion of discounts related to loans purchased based upon the effective interest method. If a loan prepays in full before the contractual maturity date, any unamortized premiums, discounts or fees are recognized immediately as an adjustment to interest income.

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

In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Because the allowance for loan losses is dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, the estimate of the allowance for loan losses could differ materially in the near term.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

The allowance is an amount that represents management’s estimate of known and inherent loan losses. Management’s evaluations of the allowance for loan losses consider such factors as an examination of the portfolio, past loss experience, the results of the most recent regulatory examination, current economic conditions and other relevant factors.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as “internally classified”.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration of all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Transfers of Financial Assets

The Company accounts for the transfers and servicing financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. ASC 860, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2009 is $3.7 million and they expire as follows: $3.6 million in 2010, $6,000 in 2011 and $0.1 million in 2012.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Premises and Equipment

Premises and equipment (including land) are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is calculated over the estimated useful life of the asset using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. Leasehold improvements are amortized over the shorter of their estimated useful lives or terms of their respective leases, using the straight-line method. Repairs and maintenance are charged to current operations as incurred, and renewals and major improvements are capitalized.

Other Real Estate Owned

Other real estate owned consists of assets acquired through, or in lieu of, loan foreclosure.  They are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) policies on certain employees. The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Income Taxes

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Shareholders’ Equity

In 2007, the Company implemented a stock repurchase program.  The repurchase program was in effect for carrying periods from and after June 14, 2007, through and including June 30, 2008.  The aggregate amount of the Company stock to be repurchased was determined by market conditions not to exceed 5%, or approximately 500,000 shares, of the Company’s issued and outstanding stock.  The Company executed the program through open market purchases.  Stock repurchased under the repurchase program was retired.  Through December 31, 2007, 140,700 shares were repurchased.  No shares were repurchased through the program in 2008 or 2009.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible securities related to the trust preferred securities issuance in 2008.  In the diluted EPS computation, the after tax interest expense on that trust preferred securities issuance is added back to net income.  In 2009 and 2008, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation. At December 31, 2007, there were 264,842 stock options, to purchase common stock, which were excluded from the computation of earnings per share because the option price was greater than the average market price.  At December 31, 2009 and 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.  The following table is a comparison of EPS for the years ended December 31, 2009, 2008 and 2007.

(In thousands, except per share data)	2009	2008	2007

Net income (loss) (numerator for basic earnings per share)	$(11,442)	$(472)	$6,885
Adjustments	-	-	-
Net income (loss for diluted earnings per share)	$(11,442)	$(472)	$6,885

	2009		2008		2007
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Weighted average shares outstanding for the period (denominator for basic earnings per share)	10,654,655		10,503,241		10,389,886
Earnings per share — basic		$(1.07)		$(0.04)		$0.66
Add common stock equivalents representing dilutive stock options	-		-		271,854
Effect on basic earnings per share of CSE		-		-		(0.01)
Weighted average shares outstanding- diluted	10,654,655		10,503,241		10,661,740
Earnings (loss) per share — diluted		$(1.07)		$(0.04)		$0.65

Stock Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2009, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to five years and have a maximum term of 10 years.

Comprehensive Income

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

 The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

	Year Ended December 31
	2009	2008	2007
Net income (loss)	$(11,442)	$(472)	$6,885
Other comprehensive income (loss):
Unrealized losses on investment securities:
arising during the period, net of tax benefit of $40, $1,432 and $6	(76)	(2,580)	(12)
Add: reclassification adjustment for impairment charge included in net
income (loss), net of tax benefit of $744, $514 and $ -	1,329	919	-
Other comprehensive income (loss)	1,253	(1,661)	(12)
Comprehensive income (loss)	$(10,189)	$(2,133)	$6,873

Trust Preferred Securities

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

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the  Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor (1.99% at December 31, 2009 and 3.91% at December 31, 2008).  The Company may call the securities on any interest payment date after five years.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor (1.81% at December 31, 2009 and 3.73% at December 31, 2008).  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been a director of the Company.  Trust IV also issued $0.4 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and as of  December 31, 2009 were, and continue to be fully convertible.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (ASC 810), Consolidation of Variable Interest Entities. ASC 810 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

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

The Company does not consolidate its subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the trusts’ expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule retained the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacted changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule took effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying ASC 810.  The adaption of this guidance did not have a material impact on the Company’s capital rates.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which updates ASC 820-10, Fair Value Measurements and Disclosures. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance was effective beginning October 1, 2009 and did not have a material effect to the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance impacting ASC 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140).  This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfer of financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material effect on our financial position or results of operations.

In June 2009, the FASB issued new guidance impacting ASC 810-10, Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46R). This guidance requires a company to determine whether its variable interest or interests gives it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the company that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity. The guidance also amends existing consolidation guidance that required ongoing re-assessments of whether a company is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect that the adoption of this guidance will have a material effect on our financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments – Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).  This guidance amends the other-than-temporary impairment guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities The Company adopted this guidance effective April 1, 2009.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 information to conform to the 2009 presentation.  The reclassifications had no effect on results of operations.

4.      Investment Securities

Investment securities available for sale as of December 31, 2009 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities/CMOs	$144,081	$2,686	$(1)	$146,766
Municipal Securities	10,325	49	(851)	9,523
Corporate Bonds	5,989	101	-	6,090
Agency Bonds	18,991	-	(147)	18,844
Pooled Trust Preferred Securities	6,789	-	(2,863)	3,926
Other Securities	281	-	(26)	255
Total	$186,456	$2,836	$(3,888)	$185,404

Investment securities held to maturity as of December 31, 2009 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$2	$-	$-	$2
Other Securities	153	10	-	163
Total	$155	$10	$-	$165

Investment securities available for sale as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities	$60,859	$1,821	$(4)	$62,676
Municipal Securities	10,073	15	(963)	9,125
Corporate Bonds	5,988	59	(4)	6,043
Pooled Trust Preferred Securities	8,003	-	(3,071)	4,932
Other Securities	279	7	(30)	256
Total	$85,202	$1,902	$(4,072)	$83,032

Investment securities held to maturity as of December 31, 2008 are as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$3	$-	$-	$3
Mortgage Backed Securities	15	1	-	16
Municipal Securities	30	-	-	30
Other Securities	150	15	-	165
Total	$198	$16	$-	$214

The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of December 31, 2009 and 2008.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2009 is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$150	$151	$-	$-
After 1 year to 5 years	10,074	10,053	113	123
After 5 years to 10 years	12,116	12,069	2	2
After 10 years	164,116	163,131	-	-
No stated maturity	–	–	40	40
Total	$186,456	$185,404	$155	$165

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  The adoption of updated guidance under ASC 320-10 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities of $2.1 million were recognized during the year end December 31, 2009.  In addition, a cumulative effect adjustment of $537,000 was recorded to reclassify the non-credit component at December 31, 2008 of previously recognized OTTI charge within shareholders’ equity between retained earnings and accumulated other comprehensive loss.

The Company realized gross losses due to impairment charges on pooled trust securities of $2.1 million for the year ended December 31, 2009.  The Company realized gross gains on the sale of securities of $5,000 for the year ended December 31, 2008.

At December 31, 2009 and 2008, investment securities in the amount of approximately $25.8 million and $14.1 million   respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

Temporarily impaired securities as of December 31, 2009 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities	$60	$-	$32	$1	$92	$1
Municipal Securities	3,573	131	3,412	720	6,985	851
Corporate Bonds	-	-	-	-	-	-
Agency Bonds	18,844	147	-	-	18,844	147
Trust Preferred Securities	-	-	3,926	2,863	3,926	2,863
Other Securities	41	-	63	26	104	26
Total Temporarily Impaired Securities	$22,518	$278	$7,433	$3,610	$29,951	$3,888

The impairment of the investment portfolio at December 31, 2009 totaled $3.9 million with a total fair value of $30.0 million at December 31, 2009.  The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at December 31, 2009. The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is considered temporary.

Temporarily impaired securities as of December 31, 2008 are as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities	19	-	95	4	114	4
Municipal Securities	4,878	549	2,030	416	6,908	965
Corporate Bonds	1,991	4	-	-	1,991	4
Trust Preferred Securities	93	85	3,278	2,986	3,371	3,071
Other Securities	-	-	60	28	60	28
Total Temporarily Impaired Securities	$6,981	$638	$5,463	$3,434	$12,444	$4,072

5.      Loans Receivable

The following table sets forth the Company’s gross loans by major categories at December 31,

(Dollars in thousands)	2009	2008

Commercial	$88,926	$97,777
Owner occupied	85,481	71,821
Total commercial	174,407	169,598

Consumer and residential	22,359	27,915
Commercial real estate	497,494	586,066
Total loans receivable	694,260	783,579
Less deferred loan fees	(442)	(497)
Less allowance for loan losses	(12,841)	(8,409)

Net loans receivable	$680,977	$774,673

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  There were no troubled debt restructurings at December 31, 2009 and 2008.

The following table presents the Company’s impaired loans at December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Impaired loans without a valuation allowance	$80,896	$-
Impaired loans with a valuation allowance	43,458	18,280
Total impaired loans	$124,354	$18,280

Valuation allowance related to impaired loans	$7,099	$2,400
Total nonaccrual loans	26,034	$17,333
Total loans past-due ninety days or more and still accruing	-	-

For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in impaired loans was approximately $79.2 million, $10.6 million and $16.1 million respectively.  Republic earned $5.4 million and $70,000 of interest income on impaired loans (internally classified accruing loans) in 2009 and 2008 respectively.  Republic recognized interest income on a cash basis on impaired loans of  $5.2 million and $66,000 in 2009 and 2008, respectively.  Republic did not realize any interest on impaired loans during 2007.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of December 31, 2009 and 2008, there were loans of approximately $26.0 million and $17.3 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.2 million, $0.6 million, and $1.4 million for 2009, 2008 and 2007 respectively.  There were no loans past due 90 days and accruing at December 31, 2009 and December 31, 2008.

Included in loans are loans due from directors and other related parties of $51.0 million at December 31, 2009 and 2008.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Balance at beginning of year	$50,950	$13,874
Additions	759	42,919
Repayments	(706)	(5,843)
Balance at end of year	$51,003	$50,950

6.      Allowances for Loan Losses

Change in the allowance for loan losses for the years ended December 31, are as follows:

(Dollars in thousands)	2009	2008	2007

Balance at beginning of year	$8,409	$8,508	$8,058
Charge-offs	(9,770)	(7,797)	(1,506)
Recoveries	2	199	366
Provision for loan losses	14,200	7,499	1,590
Balance at end of year	$12,841	$8,409	$8,508

7.      Premises and Equipment

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives	2009	2008

Land	Indefinite	$200	$200
Bank building	40 years	999	845
Leasehold improvements	1 to 30 years	17,322	10,248
Furniture and equipment	3 to 13 years	12,406	11,607
Construction in process		6,192	2,373
		37,119	25,273
Less accumulated depreciation		(12,629)	(11,064)
Net premises and equipment		$24,490	$14,209

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $1.9 million, $1.3 million and $1.4 million in 2009, 2008 and 2007 respectively. Construction in process mainly represents costs incurred for the selection and development of future branch locations. Costs to complete these projects are estimated to be $10.3 million as of December 31, 2009, subject to re-evaluation based on the disclosure of the termination of the Metro merger agreement provided in Footnote 1.

8.    Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh, collateralized by loans and securities, with a maximum borrowing capacity of $256.1 million as of December 31, 2009. This maximum borrowing capacity is based on certain qualifying assets held on Republic’s balance sheet. As of December 31, 2009 and 2008, there was $25.0 million of term advances against this line of credit which matures in June 2010.  The interest rates on the term advances at December 31, 2009 and 2008 was 3.36%.  As of December 31, 2009 there were no overnight advances outstanding against this line, compared to $67.3 million at December 31, 2008.  The interest rate on the overnight advance at December 31, 2008 was 0.59%.  The maximum amount of term advances outstanding at any month-end was $25.0 million during 2009 and 2008.  The maximum amount of overnight borrowings outstanding at any month-end was $58.6 million in 2009 and $148.7 million in 2008.

Republic has a line of credit for $15.0 million available for the purchase of federal funds through a correspondent bank. At December 31, 2009 and 2008, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $0 in 2009 and $15.0 million in 2008.

Republic had uncollateralized overnight advances with a depository institution at December 31, 2008, of $10.0 million.  The interest rate on this overnight advance at December 31, 2008 was 0.70%.  The maximum amount of such overnight advances outstanding at any month-end was $10.0 million in 2009 and $20.0 million in 2008.  Average amounts outstanding of overnight advances for 2009, 2008, and 2007 were $0.8 million, $17.9 million, and $14.0 million, respectively; and the related weighted average interest rates for 2009, 2008, and 2007 were 0.76%, 2.53%, and 5.25%, respectively.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, former director of Metro and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been a director of the Company.  Trust IV also issued $0.4 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and at December 31, 2009 were fully convertible.

9.      Deposits

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2010 through 2014, which includes brokered certificates of deposit of approximately $24.1 million with original terms of six months.

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Time Certificates of Deposit	$371,565	$2,918	$1,095	$736	$940	$-	$377,254

Deposits of related parties totaled $50.0 million and $45.1 million at December 31, 2009 and 2008, respectively.

10.   Income Taxes

The following represents the components of income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007, respectively.

(Dollars in thousands)	2009	2008	2007
Current (benefit) provision
Federal	$(3,201)	$(587)	$3,429
State	10	282	-
Total Current	(3,191)	(305)	3,429
Deferred	(3,032)	(472)	(156)
Total (benefit) provision for income taxes	$(6,223)	$(777)	$3,273

The following table accounts for the difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 35.0% for the years ended December 31, 2009 and 2007 and 34.0% for the year ended December 31, 2008.

(Dollars in thousands)	2009	2008	2007

Tax provision computed at statutory rate	$(6,183)	$(425)	$3,556
State taxes, net of federal benefit	6	1	-
Tax exempt interest	(152)	(144)	(189)
Bank owned life insurance	(89)	(136)	(144)
Transaction costs related to merger	-	84	-
Other	195	(157)	50
Total (benefit) provision for income taxes	$(6,223)	$(777)	$3,273

The approximate tax effect of each type of temporary difference that gives rise to net deferred tax assets included in other assets in the accompanying consolidated balance sheets at December 31, 2009 and 2008 are as follows:

	2009	2008

Allowance for loan losses	$4,611	$2,992
Deferred compensation	612	654
Unrealized (gain) loss on securities available for sale	378	779
Realized loss in other than temporary impairment charge	960	517
Interest income on non-accrual loans	578	199
Deferred loan costs	(487)	(537)
Other	208	(375)
Net deferred tax asset	$6,860	$4,229

The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes that it is more likely than not that the Company will realize the benefits of these deferred tax assets, as the Company now has the ability to carry back losses five years to recover these deferred tax assets.  All tax years for which the Internal Revenue Service has statutory authority to conduct audits are open.  There is an audit currently in progress on the tax years ending December 31, 2008, 2007 and 2006.

The Company adopted the provisions of FASB ASC 240, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of the implementation of this guidance, the Company maintains a $168,000 liability for unrecognized tax benefits  associated with tax positions related to the current year and prior years.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  At December 31, 2009, $68,000 is accrued for interest and penalties.

11.   Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $68.6 million and $83.1 million and standby letters of credit of approximately $3.7 million and $5.3 million at December 31, 2009 and 2008, respectively.  Commitments often expire without being drawn upon. Of the $68.6 million of commitments to extend credit at December 31, 2008, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

12.   Commitments and Contingencies

Lease Arrangements

As of December 31, 2009, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options. The leases are accounted for as operating leases. The minimum annual rental payments required under these leases are as follows:

(Dollars in thousands)
Year Ended	Amount

2010	$2,118
2011	2,178
2012	2,234
2013	2,289
2014	2,331
Thereafter	37,113
Total	$48,263

The Company incurred rent expense of $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employment Agreements

The Company has entered into an employment agreement with the CEO of the Company which provides for the payment of base salary and certain benefits through the year 2012. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2009 is approximately $1.3 million.

Other

The Company and Republic are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business. While any litigation involves an element of uncertainty, management is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

13.  Regulatory Capital

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $45.4 million of dividends plus an additional amount equal to its net profit for 2010, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

Management believes that Republic met, as of December 31, 2009, all capital adequacy requirements to which it is subject. As of December 31, 2009, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company.	102,527	13.14%	62,399	8.00%	-	-

Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company.	92,739	11.89%	31,200	4.00%	-	-

Tier one leverage capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company.	92,739	9.36%	39,640	4.00%	-	-

At December 31, 2008
Total risk based capital
Republic	$99,329	11.90%	$66,750	8.00%	$83,437	10.00%
Company.	110,927	13.26%	66,915	8.00%	-	-

Tier one risk based capital
Republic	90,921	10.90%	33,375	4.00%	50,062	6.00%
Company.	102,518	12.26%	33,458	4.00%	-	-

Tier one leverage capital
Republic	90,921	9.91%	36,712	4.00%	45,890	5.00%
Company.	102,518	11.14%	36,801	4.00%	-	-

14.  Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $274,000 in 2009, $251,000 in 2008 and $249,000 in 2007.

Directors’ and Officers’ Plans

The Company has agreements with insurance companies to provide for an annuity payment upon the retirement or death of certain Directors and Officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2009, 2008 and 2007 totaled $1.4 million, $1.4 million, and $1.5 million, respectively. The expense for the years ended December 31, 2009, 2008 and 2007, totaled $53,000, $68,000, and $71,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.3 million and $2.2 million at December 31, 2009 and 2008, respectively, which is included in other assets.

  The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2009, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2009, $283,000 in benefits were vested.  Expense recognized for the deferred compensation plan for 2009, 2008, and 2007 was $95,000, $36,000 and $194,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  The Company purchased approximately 63,800, 53,800 and 38,000 shares of the Company common stock for $499,000, $318,000 and $355,000 in 2009, 2008 and 2007, respectively.  Approximately 35,554 shares of Company common stock were forfeited and transferred from stock held by deferred compensation plan to treasury stock at a value of $340,000 in 2008.  Also, approximately 35,554 shares were transferred from treasury stock to stock held by deferred compensation plan at a value of $234,000 in 2008.  As of December 31, 2009, approximately 140,554 shares of Company common stock were classified as stock held by deferred compensation plan.

15.  Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$185,404	$-	$181,479	$3,926

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
Securities available for sale	$83,032	$-	$78,100	$4,932

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	2009	2008
(In Thousands)

Beginning Balance, January 1,	$4,932	$-
Securities transferred to Level 3 measurement	-	9,986
Unrealized gains/ (losses)	208	(2,999)
Impairment charges on Level 3 securities	(2,073)	(1,438)
Adjustment for non-credit component of previously recognized OTTI	837	-
Other, including proceeds from calls of investment securities	22	(617)
Ending balance, December 31,	$3,926	$4,932

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used December 31, 2009 and December 31, 2008 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$117,256	$-	$-	$117,256
Other real estate owned	$13,611	$-	$-	$13,611

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$15,934	$-	$-	$15,934
Other real estate owned	$8,580	$-	$-	$8,580

The recorded investment in impaired loans totaled $124.4 million at December 31, 2009 and $18.3 million at December 31, 2008.  The amounts of related valuation allowances were $7.1 million and $2.4 million respectively at those dates.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2009 and 2008. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at December 31, 2009 and December 31, 2008 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

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

Other Real Estate Owned (Carried at Market Value)

These assets are carried at the lower of cost or market.  At December 31, 2009 these assets are carried at current market value.

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

Off-Balance Sheet Financial Instruments (Disclosed at Notional amounts)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data:
Financial Assets:
Cash and cash equivalents	$55,618	$55,618	$34,418	$34,418
Investment securities available for sale	185,404	185,404	83,032	83,032
Investment securities held to maturity	155	165	198	214
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	680,977	674,581	774,673	774,477
Other real estate owned	13,611	13,611	8,580	8,580
Accrued interest receivable	3,957	3,957	3,939	3,939

Financial Liabilities:
Deposits:
Demand, savings and money market	$505,640	$505,640	$345,501	$345,501
Time	377,254	379,090	393,666	395,570
Subordinated debt	22,476	14,609	22,476	12,362
Short-term borrowings	-	-	77,309	77,309
FHLB advances	25,000	25,291	25,000	26,031
Accrued interest payable	1,826	1,826	2,540	2,540

Off Balance Sheet financial instruments
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

16.      Stock Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Options Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2009, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options. In 2009, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 21.58% to 27.61%; a risk-free interest rate of 1.99% to 3.31%; and an expected life of 7.0 years.  In 2008 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 24.98% to 34.52%; risk-free interest rate of 2.49% to 3.37% and an expected life of 7.0 years.  In 2007 the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 25.24%; risk-free interest rate of 4.70% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond. 25,850 shares vested in 2009 compared to 12,000 shares vested in 2008.  Expense is recognized ratably over the period required to vest.  At January 1, 2009, there were 236,350 unvested options with a fair value of $827,755 with $599,551 of that amount remaining to be recognized as expense.  At December 31, 2009 there were 328,700 unvested options with a fair value of $906,844 with $563,950 of that amount remaining to be expensed.   At that date, the intrinsic value of the 544,304 options outstanding was $19,449, while the intrinsic value of the 215,604 exercisable (vested) was also $19,449. During 2009, 11,000 options were forfeited with a weighted average grant fair value of $50,670.

A summary of the status of the Company’s stock options under the Plan as of December 31, 2009, 2008 and 2007 and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	For the Years Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	467,988	$8.33	737,841	$6.39	661,449	$5.55
Granted	129,200	6.28	189,000	7.84	99,000	11.77
Exercised	(34,287)	4.84	(310,440)	3.00	(16,558)	2.81
Forfeited	(18,597)	9.46	(148,413)	9.20	(6,050)	12.14
Outstanding, end of year	544,304	8.03	467,988	8.33	737,841	6.39
Options exercisable at year-end	215,604	8.61	231,638	7.61	632,791	5.49
Weighted average fair value of options granted during the year		$2.12		$3.20		$4.61

	For the Years Ended December 31,
	2009	2008
Number of Options exercised	34,287	310,440
Cash received	$165,950	$930,321
Intrinsic value	$101,011	$963,561
Tax benefit	$35,354	$337,246

The following table summarizes information about options outstanding at December 31, 2009.

	Options outstanding			Options exercisable
Range of exercise Prices	Number outstanding at December 31, 2009	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	7,453	1.0	$1.81	7,453	$1.81
$2.77	743	2.1	2.77	743	2.77
$5.70 to $8.72	381,699	7.9	7.06	80,499	6.26
$9.93 to $12.13	154,409	6.0	10.76	126,909	10.54
	544,304		$8.03	215,604	$8.61

	For the Year Ended December 31, 2009
	Number of Shares	Weighted average grant date fair value
Nonvested at beginning of year	236,350	$3.50
Granted	129,200	2.12
Vested	(25,850)	4.72
Forfeited	(11,000)	4.61
Nonvested at end of year	328,700	$2.76

Compensation expense of $278,000, $115,000, and $125,000 was recognized during the years ended December 31, 2009, 2008 and 2007, respectively.  In each of those years, a 35% assumed tax benefit for the plan was calculated.

17.  Segment Reporting

The Company has one reportable segment: community banking.  The community bank segments primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

18.  Transactions with Affiliate

At December 31, 2009 and 2008, Republic had outstanding balances of $19.9 million and $21.6 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2009 and 2008 Republic had outstanding balances of $23.6 million and $37.2 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

19.   Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
ASSETS
Cash	$11,702	$11,579
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	79,354	89,530
Other assets	1,737	1,395
Total Assets	$93,469	$103,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accrued expenses	$729	$1,377
Corporation-obligated mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	22,476	22,476
Total Liabilities	23,205	23,853

Shareholders’ Equity:
Total Shareholders’ Equity	70,264	79,327
Total Liabilities and Shareholders’ Equity	$93,469	$103,180

STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)
	2009	2008	2007
Interest income	$36	$32	$19
Dividend income from subsidiaries	1,368	1,112	2,006
Total income	1,404	1,144	2,025
Trust preferred interest expense	1,190	1,054	631
Expenses	214	90	89
Total expenses	1,404	1,144	720
Net income before taxes	-	-	1,305
Federal income tax	-	-	-
Income before undistributed income of subsidiaries	-	-	1,305
Total equity in undistributed income (loss) of subsidiaries	(11,442)	(472)	5,580
Net income (loss)	$(11,442)	$(472)	$6,885

Shareholders’ equity, beginning of year	$79,327	$80,467	$74,734
Stock based compensation	278	115	125
Exercise of stock options	166	931	47
Purchase of treasury shares	-	-	(1,305)
Tax benefit of stock options exercises	14	265	348
Deferred compensation plan distributions and transfers	1,167	-	-
Stock purchase for deferred compensation plan	(499)	(318)	(355)
Net income (loss)	(11,442)	(472)	6,885
Change in unrealized (loss) gain on securities available for sale	1,253	(1,661)	(12)
Shareholders’ equity, end of year	$70,264	$79,327	$80,467

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(11,442)	$(472)	$6,885
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred compensation plan distributions and transfers	1,167	-	-
Stock purchases for deferred compensation plan	(499)	(318)	(355)
Stock based compensation	278	115	125
Increase in other assets	(355)	(699)	(391)
(Decrease) increase in other liabilities	(648)	189	409
Equity in undistributed losses (income) of subsidiaries	11,442	472	(5,580)
Net cash (used in) provided by operating activities	(57)	(713)	1,093
Cash flows from investing activities:
Investment in subsidiary	-	-	(5,000)
Purchase of corporation- obligated
mandatorily redeemable capital
securities of subsidiary trust holding
junior obligations of the corporation	-	(335)	(155)
Net cash used in investing activities	-	(335)	(5,155)
Cash from Financing Activities:
Exercise of stock options	166	931	47
Issuance of corporation- obligated
mandatorily redeemable securities
of subsidiary trust holding solely
junior subordinated debentures
of the corporation	-	11,135	5,155
Purchase of treasury shares	-	-	(1,305)
Tax benefit of stock option exercises	14	265	348
Net cash provided by financing activities	180	12,331	4,245
Increase in cash	123	11,283	183
Cash, beginning of period	11,579	296	113
Cash, end of period	$11,702	$11,579	$296

20.  Related Party Transactions

The Company made payments to related parties in the amount $1.8 million during 2009 compared to $0.2 million in 2008. The disbursements made during 2009 include $1.4 million in fees for architectural design, interior design, securing approvals, and construction management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill has made an investment in outstanding convertible trust preferred securities issued by the Company and currently acts as a consultant to the Bank. The convertible nature of these securities results in beneficial ownership of more than 5% of the outstanding shares of the common stock of the company.

In order to adopt more of a retail customer focus, the Company remodeled each of its existing locations. Capital improvements totaling $8.3 million were made to the existing locations. Architectural design and construction management services provided by InterArch related to these improvements represented approximately 11% of the overall project costs, or $0.9 million. In addition, the Company utilized InterArch for similar services with respect to new locations for future growth and expansion at a cost of $0.5 million.

Competitive bids were solicited and received prior to the selection of InterArch for architectural and design services. During 2009, the Company engaged a nationally recognized independent accounting firm to review certain related party transactions. The findings provided by this firm were used to manage the related party expenditures associated with construction and renovation projects to industry standards. Based on these findings and its own detailed review, management believes disbursements made to related parties were substantially equivalent to those that would have been paid to unaffiliated companies for comparable goods and services and were within the range of industry standards for such services.

21.  Quarterly Financial Data (Unaudited)

The following tables are summary unaudited statements of operation information for each of the quarters ended during 2009 and 2008.

Summary of Selected Quarterly Consolidated Financial Data
	For the Quarter Ended, 2009
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data
Total interest income	$10,694	$10,713	$10,935	$11,128
Total interest expense	3,734	3,908	4,143	4,270
Net interest income (loss)	6,960	6,805	6,792	6,858
Provision for loan losses	1,000	150	8,250	4,800
Non-interest income (loss)	(1,205)	250	382	652
Non-interest expense	8,555	6,700	7,219	8,485
Provision (benefit) for income taxes	(1,368)	20	(2,860)	(2,015)
Net income (loss)	$(2,432)	$185	$(5,435)	$(3,760)

Per Share Data (1)
Basic:
Net income (loss)	$(0.23)	$0.02	$(0.51)	$(0.35)

Diluted:
Net income (loss)	$(0.23)	$0.02	$(0.51)	$(0.35)

	For the Quarter Ended, 2008
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
Income Statement Data
Total interest income	$12,315	$13,532	$13,328	$14,801
Total interest expense	5,264	5,914	6,324	7,579
Net interest income	7,051	7,618	7,004	7,222
Provision for loan losses	1,601	43	43	5,812
Non-interest income (loss)	(931)	672	836	665
Non-interest expense	5,370	6,008	6,061	6,448
Provision (benefit) for income taxes	(435)	706	547	(1,595)
Net income (loss)	$(416)	$1,533	$1,189	$(2,778)

Per Share Data (1)
Basic:
Net income (loss)	$(0.04)	$0.14	$0.11	$(0.27)

Diluted:
Net income (loss)	$(0.04)	$0.14	$0.11	$(0.27)
(1) Quarters do not add to full year EPS due to rounding