Form 10-Q
period 2010-03-31
REPUBLIC FIRST BANCORP INC
filed 2010-05-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

Large accelerated filer ____	Accelerated Filer _X__
Non-Accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES____	NO__X__
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.
10,553,093 shares of Issuer’s Common Stock, par value
$0.01 per share, issued and outstanding as of May 7, 2010

Exhibit index appears on page 47

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
 March 31, 2010 and December 31, 2009
(Dollars in thousands, except share data)
(unaudited)

ASSETS	March 31, 2010	December 31, 2009

Cash and due from banks	$11,072	$10,864
Interest bearing deposits with banks	19,816	36,007
Federal funds sold	8,044	8,747
Total cash and cash equivalents	38,932	55,618

Investment securities available for sale, at fair value	176,418	185,404
Investment securities held to maturity, at amortized cost
(Fair value of $158 and $165, respectively)	146	155
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of
$13,725 and $12,841, respectively)	665,711	680,977
Premises and equipment, net	24,180	24,490
Other real estate owned, net	11,044	13,611
Accrued interest receivable	3,807	3,957
Bank owned life insurance	12,424	12,373
Other assets	28,009	25,221
Total Assets	$967,507	$1,008,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$138,843	$125,618
Demand – interest bearing	45,587	52,919
Money market and savings	311,791	327,103
Time less than $100,000	130,103	144,622
Time over $100,000	219,908	232,632
Total Deposits	846,232	882,894

FHLB Advances	25,000	25,000
Accrued interest payable	2,219	1,826
Other liabilities	6,398	6,182
Subordinated debt	22,476	22,476
Total Liabilities	902,325	938,378
Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized;
no shares issued as of March 31, 2010 and December 31, 2009	-	-
Common stock par value $0.01 per share, 20,000,000 shares authorized;
shares issued 11,081,938 as of March 31, 2010
and 11,081,938 as of December 31, 2009	111	111
Additional paid in capital	77,128	77,086
Retained earnings (accumulated deficit)	(6,312)	(2,450)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(709)	(709)
Accumulated other comprehensive loss	(1,937)	(675)
Total Shareholders’ Equity	65,182	70,264
Total Liabilities and Shareholders’ Equity	$967,507	$1,008,642

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$8,759	$9,990
Interest and dividends on taxable investment securities	1,542	1,027
Interest and dividends on tax-exempt investment securities	114	108
Interest on federal funds sold and other interest-earning assets	20	3
Total interest income	10,435	11,128

Interest expense:
Demand- interest bearing	82	65
Money market and savings	1,050	1,101
Time less than $100,000	719	1,194
Time over $100,000	686	1,307
Other borrowings	489	603
Total interest expense	3,026	4,270
Net interest income	7,409	6,858
Provision for loan losses	5,500	4,800
Net interest income after provision for loan losses	1,909	2,058

Non-interest income:
Loan advisory and servicing fees	57	227
Service fees on deposit accounts	282	301
Net other-than-temporary impairment losses on investments
recognized in earnings (includes total other-than-temporary
impairment losses of $1,448 and $-, net of $(1,299) and $23
recognized in other comprehensive loss for the three months
ended March 31, 2010 and 2009, respectively, before taxes)	(149)	(23)
Gain on sale of other real estate owned	200	-
Bank owned life insurance income	51	73
Other non-interest income	34	74
	475	652
Non-interest expenses:
Salaries and employee benefits	2,930	3,558
Occupancy	1,521	687
Depreciation and amortization	482	335
Legal	535	359
Write down/loss on sale of other real estate owned	488	1,319
Other real estate owned	52	103
Advertising	65	24
Data processing	218	259
Insurance	162	174
Professional fees	511	461
Regulatory assessments and costs	511	171
Taxes, other	226	252
Other operating expenses	704	783
Total non-interest expense	8,405	8,485

Loss before benefit for income taxes	(6,021)	(5,775)
Benefit for income taxes	(2,159)	(2,015)

Net loss	$(3,862)	$(3,760)

Net loss per share:
Basic	$(0.37)	$(0.35)
Diluted	$(0.37)	$(0.35)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except share data)
(unaudited)

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2010		$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264
Total other comprehensive loss, net of reclassification adjustments and taxes	(1,262)	–	–	–	–	–	(1,262)	(1,262)
Net loss	(3,862)	–	–	(3,862)	–	–	–	(3,862)
Total comprehensive loss	$(5,124)
Stock based compensation		–	42	–	–	–	–	42
Balance March 31, 2010		$111	$77,128	$(6,312)	$(3,099)	$(709)	$(1,937)	$65,182

	Comprehensive Loss	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance January 1, 2009		$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Total other comprehensive loss, net of reclassification adjustments and taxes	(14)	–	–	–	–	–	(14)	(14)
Net loss	(3,760)	–	–	(3,760)	–	–	–	(3,760)
Total comprehensive loss	$(3,774)
Stock based compensation		–	69	–	–	–	–	69
Options exercised (11,927 shares)		1	25	–	–	–	–	26
Deferred compensation plan distributions and transfers		–	–	–	–	839	–	839
Balance March 31, 2009		$111	$76,723	$4,695	$(3,099)	$(538)	$(1,405)	$76,487

 (See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,862)	$(3,760)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for loan losses	5,500	4,800
Write downs on other real estate owned	488	1,319
Gain on sale of other real estate owned	(200)	-
Depreciation and amortization	482	335
Deferred compensation plan distributions and transfers	-	839
Share based compensation	42	69
Impairment charges on investment securities	149	23
Amortization of premiums (discounts) on investment securities	13	(64)
Increase in value of bank owned life insurance	(51)	(73)
Increase in accrued interest receivable and other assets	(1,931)	(1,330)
Increase (decrease) in accrued interest payable and other liabilities	609	(412)
Net cash provided by operating activities	1,239	1,746
Cash flows from investing activities
Proceeds from maturities and calls of securities:
Available for sale	6,857	3,634
Held to maturity	7	-
Net decrease in loans	9,103	25,296
Net proceeds from sale of other real estate owned	2,942	-
Premises and equipment expenditures	(172)	(1,492)
Net cash provided by in investing activities	18,737	27,438
Cash flows from financing activities
Net proceeds from exercise of stock options	-	26
Net (decrease) increase in demand, money market and savings deposits	(9,419)	33,897
Net (decrease) increase in time deposits	(27,243)	6,064
Net decrease in short term borrowings	-	(77,309)
Net cash used in financing activities	(36,662)	(37,322)
Decrease in cash and cash equivalents	(16,686)	(8,138)
Cash and cash equivalents, beginning of period	55,618	34,418
Cash and cash equivalents, end of period	$38,932	$26,280

Supplemental disclosure:
Interest paid	$2,633	$3,887
Non-cash transfers from loans to other real estate owned	$663	$2,755

(See notes to unaudited consolidated financial statements)

REPUBLIC FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Termination of Merger Agreement

On November 7, 2008, the Board of Directors of Republic First Bancorp, Inc. (“the Company”) approved an agreement and plan of merger, pursuant to which the Company would be merged with and into Metro Bancorp, Inc. (“Metro”) formerly known as Pennsylvania Commerce Bancorp, Inc., subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. The Company and Metro amended the agreement on July 31, 2009 and again on December 18, 2009 to extend the contractual deadline for completion of the merger to allow for additional time to obtain the required regulatory approvals. On March 15, 2010 the Company and Metro announced that their respective boards of directors had voted to terminate the merger agreement due to uncertainties over the regulatory approval of the applications for the merger. During the first quarter 2010, the Company recorded costs in the amount of $400,000 for legal fees and underwriting services directly related to the termination of the merger agreement.  In addition, $600,000 of costs associated with future branch development were expensed as a result of the termination of the merger agreement.

Note 2:  Nature of Operations

The Company is a corporation incorporated under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic”).  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets accounting principles generally accepted in the United States of America (“U.S. GAAP”) that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

Risks and Uncertainties and Certain Significant Estimates

The earnings of the Company depend primarily on the earnings of Republic.  The earnings of Republic are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company’s results of operations are subject to risks and uncertainties surrounding the Republic’s exposure to changes in the interest rate environment.

Prepayments on residential real estate mortgage and other fixed rate loans and mortgage-backed securities vary significantly, and may cause significant fluctuations in interest margins.

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  Because the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Company’s and Republic’s control, the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

In estimating OTTI of investment securities, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other than temporary.  To determine whether a loss in value is other than temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including the Company’s past operating results and the Company’s forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments about the Company’s future taxable income and are consistent with the plans and estimates management uses to manage the Company’s business.  Any reduction in estimated future taxable income may require the Company to record a valuation allowance against its deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on the Company’s future earnings.

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2010, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67%; a risk-free interest rate of 3.14% to 3.20%; and an expected life of 7.0 years.  In 2009 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 26.45% to 27.61%; a risk-free interest rate of 1.99% to 2.72%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.  The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No shares vested in the first quarter of 2010.  6,050 shares vested in the first quarter of 2009.  Expense is recognized ratably over the period required to vest.  There were 328,700 unvested options at January 1, 2010 with a fair value of $906,844 with $563,950 of that amount remaining to be recognized as expense.  At March 31, 2010, there were 420,450 unvested options with a fair value of $1,101,779 with $679,723 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 636,054 options outstanding was $16,170, while the intrinsic value of the 215,604 exercisable (vested) was also $16,170.

A summary of the status of the Company’s stock options under the Plan as of March 31, 2010 and 2009 and changes during the three months ended March 31, 2010 and 2009 are presented below:

	For the Three Months Ended March 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	544,304	$8.03	467,988	$8.33
Granted	101,000	5.12	108,700	6.35
Exercised	-	-	(11,927)	2.17
Forfeited	(9,250)	7.33	-	-
Outstanding, end of period	636,054	7.58	564,761	8.08
Options exercisable at period-end	215,604	8.61	225,761	8.02
Weighted average fair value of options granted during the period		$2.14		$2.17

	For the Three Months Ended March 31,
	2010	2009
Number of options exercised	-	11,927
Cash received	-	$26,000
Intrinsic value	-	62,139
Tax benefit	-	21,749

The following table summarizes information about options outstanding under the Plan as of March 31, 2010.

	Options outstanding			Options exercisable
Range of Exercise Prices	Shares	Weighted Average remaining contractual life (years)	Weighted Average exercise price	Shares	Weighted Average Exercise Price
$1.81	7,453	0.8	$1.81	7,453	$1.81
$2.77 to $5.12	93,743	9.7	4.88	743	2.77
$5.70 to $8.72	380,449	7.6	7.06	80,499	6.26
$9.93 to $12.13	154,409	5.7	10.76	126,909	10.54
	636,054		$7.58	215,604	$8.61

	For the Three Months Ended,
	March 31, 2010
	Number of shares	Weighted average grant date fair value
Nonvested at beginning of year	328,700	$2.76
Granted	101,000	2.14
Forfeited	(9,250)	2.90
Nonvested at end of period	420,450	$2.62

Compensation expense of $42,000 and $69,000 was recognized during the three months ended March 31, 2010 and 2009 respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Note 4:  Recent Accounting Pronouncements

       In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

       ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We have adopted this guidance during the quarter ended March 31, 2010 and it did not have a material effect on our financial position or results of operations.

       In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

       The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. We do not expect the adoption of this guidance to have a material effect on our financial position or results of operations.

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

Note 7:  Earnings Per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock options plan and convertible securities related trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three months ended March 31, 2010 and 2009, the effect of CSEs and the related add back of after tax interest expense was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs which are anti-dilutive are not included in the following calculation.  For the three months ended March 31, 2010 and 2009, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The following tables are a comparison of EPS for the three months ended March 31, 2010 and 2009.

Three months ended March 31,	2010		2009

Net Loss	$(3,862,000)		$(3,760,000)
(numerator for basic and diluted earnings per share)

		Per		Per
	Shares	Share	Shares	Share
Weighted average shares
for period (denominator for basic earnings per share)	10,577,582		10,631,480
Earnings (loss) per share - basic		$(0.37)		$(0.35)
Add common stock equivalents representing dilutive stock options	-		-
Effect on basic EPS of dilutive CSE
Weighted average shares outstanding	10,577,582		10,631,480

Loss per share - diluted		$(0.37)		$(0.35)

Note 8:  Comprehensive Income

      The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events which currently are excluded from the consolidated statements of operation and are recorded directly to shareholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities.

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss)	$(3,862)	$(3,760)
Other comprehensive loss:
Unrealized gains (losses) on investment securities arising during the period, net of tax expense (benefit) of $759 and $16	(1,359)	(29)
Add: reclassification adjustment for impairment charge included in net income (loss), net of tax benefit of $52 and $8	97	15
Other comprehensive loss	(1,262)	(14)
Comprehensive loss	$(5,124)	$(3,774)

Note 9:  Investment Securities

Investment securities available for sale as of March 31, 2010 were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities/CMOs	$137,247	$2,662	$(1,016)	$138,893
Municipal Securities	10,390	46	(903)	9,533
Corporate Bonds	5,990	224	-	6,214
Agency Bonds	18,991	153	-	19,144
Pooled Trust Preferred Securities	6,640	-	(4,162)	2,478
Other Securities	181	-	(25)	156
Total	$179,439	$3,085	$(6,106)	$176,418

Investment securities held to maturity as of March 31, 2010 were as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$2	$-	$-	$2
Other Securities	144	12	-	156
Total	$146	$12	$-	$158

Investment securities available for sale as of December 31, 2009 were as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage Backed Securities/CMOs	$144,081	$2,686	$(1)	$146,766
Municipal Securities	10,325	49	(851)	9,523
Corporate Bonds	5,989	101	-	6,090
Agency Bonds	18,991	-	(147)	18,844
Pooled Trust Preferred Securities	6,789	-	(2,863)	3,926
Other Securities	281	-	(26)	255
Total	$186,456	$2,836	$(3,888)	$185,404

Investment securities held to maturity as of December 31, 2009 were as follows:
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$2	$-	$-	$2
Other Securities	153	10	-	163
Total	$155	$10	$-	$165

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2010 is as follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$50	$50	$-	$-
After 1 year to 5 years	19,033	19,188	114	126
After 5 years to 10 years	3,120	3,320	2	2
After 10 years	157,236	153,860	-	-
No stated maturity	-	-	30	30
Total	$179,439	$176,418	$146	$158

As of March 31, 2010 and December 31, 2009, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates.

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an OTTI exists but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the OTTI recognized in the income statement.  The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to all other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on pooled trust preferred securities in the amount of $149,000 were recognized during the quarter ended March 31, 2010.  The Company realized gross losses due to impairment charges on pooled trust preferred securities of $23,000 for the three months ended March 31, 2009.

Temporarily impaired securities as of March 31, 2010 were as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities/CMO’s	$98,058	$1,015	$32	$1	$98,090	$1,016
Municipal Securities	4,831	154	3,428	749	8,259	903
Corporate Bonds	-	-	-	-	-	-
Agency Bonds	-	-	-	-	-	-
Trust Preferred Securities	-	-	2,478	4,162	2,478	4,162
Other Securities	-	-	64	25	64	25
Total Temporarily Impaired Securities	$102,889	$1,169	$6,002	$4,937	$108,891	$6,106

The impairment of the investment portfolio at March 31, 2010 totaled $6.1 million with a total fair value of $108.9 million at March 31, 2010. The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at March 31, 2010. The unrealized losses on the municipal securities held in the available for sale portfolio has been caused by temporary declines in the value of these securities as a result of the challenges facing local municipal entities in the current economic environment.  We have reviewed the credit quality of the municipalities in this group and consider all unrealized losses to be temporary as of March 31, 2010. The unrealized loss on the remaining securities is due to reductions in market values resulting from changes in interest rates and is also considered temporary.

Temporarily impaired securities as of December 31, 2009 were as follows:

(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities	$60	$-	$32	$1	$92	$1
Municipal Securities	3,573	131	3,412	720	6,985	851
Corporate Bonds	-	-	-	-	-	-
Agency Bonds	18,844	147	-	-	18,844	147
Trust Preferred Securities	-	-	3,926	2,863	3,926	2,863
Other Securities	41	-	63	26	104	26
Total Temporarily Impaired Securities	$22,518	$278	$7,433	$3,610	$29,951	$3,888

Note 10:  Loans Receivable

The following table sets forth the Company’s gross loans by major categories for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$86,326	$88,926
Owner occupied	83,500	85,481
Total commercial	169,826	174,407

Consumer and residential	21,518	22,359
Commercial real estate	488,532	497,494
Total loans receivable	679,876	694,260
Less: Deferred loan fees	(440)	(442)
Less: Allowance for loan losses	(13,725)	(12,841)

Net loans receivable	$665,711	$680,977

The recorded investment in loans with a valuation allowance which are impaired in accordance with ASC 310, totaled $31.1 million and $43.5 million at March 31, 2010 and December 31, 2009, respectively. The amounts of related valuation allowances were $6.3 million and $7.1 million, respectively, at March 31, 2010 and December 31, 2009.  The recorded investment in loans without a valuation allowance which were impaired in accordance with ASC 310 totaled $76.3 million and $80.9 million at March 31, 2010 and December 31, 2009, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of March 31, 2010 and December 31, 2009, there were no troubled debt restructurings included in the loan portfolio.

As of March 31, 2010 and December 31, 2009, there were loans of approximately $36.7 million and $26.0 million, respectively, which were classified as non-accrual. There were no loans past due 90 days and accruing at March 31, 2010 and December 31, 2009.

Note 11:  Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(Dollars in thousands)
Mortgage Backed Securities/CMOs	$138,893	$-	$138,893	$-
Municipal Securities	9,533	-	9,533	-
Corporate Bonds	6,214	-	6,214	-
Agency Bonds	19,144	-	19,144	-
Pooled Trust Preferred Securities	2,478	-	-	2,478
Other Securities	156	-	156	-
Total	$176,418	$-	$173,940	$2,478

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(Dollars in thousands)
Mortgage Backed Securities/CMOs	$146,766	$-	$146,766	$-
Municipal Securities	9,523	-	9,523	-
Corporate Bonds	6,090	-	6,090	-
Agency Bonds	18,844	-	18,844	-
Pooled Trust Preferred Securities	3,926	-	-	3,926
Other Securities	255	-	255	-
Total	$185,404	$-	$181,478	$3,926

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

2010
(In Thousands)

Beginning Balance, January 1,	$3,926
Unrealized losses arising during 2010	(1,299)
Impairment charge on Level 3 security	(149)
Ending balance, March 31,	$2,478

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 were as follows:

Description	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$24,815	$-	$-	$24,815

Other real estate owned	$11,044	$-	$-	$11,044

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Impaired loans	$36,359	$-	$-	$36,359

Other real estate owned	$13,611	$-	$-	$13,611

The recorded investment in impaired loans with a valuation allowance totaled $31.1 million at March 31, 2010 and $43.5 million at December 31, 2009.  The amounts of related valuation allowances were $6.3 million and $7.1 million, respectively, at March 31, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2010 and December 31, 2009. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at March 31, 2010 and December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward looking curve plus 1,000 to 1,700 basis points.

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At March 31, 2010 these assets are carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance Sheet Data
Financial Assets
Cash and cash equivalents	$38,932	$38,932	$55,618	$55,618
Investment securities available for sale	176,418	176,418	185,404	185,404
Investment securities held to maturity	146	158	155	165
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	665,711	657,905	680,977	674,581
Other real estate owned	11,044	11,044	13,611	13,611
Accrued interest receivable	3,807	3,807	3,957	3,957

Financial Liabilities
Deposits
Demand, savings and money market	$496,221	$496,221	$505,640	$505,640
Time	350,011	351,332	377,254	379,090
Subordinated debt	22,476	14,814	22,476	14,609
FHLB advances	25,000	25,121	25,000	25,291
Accrued interest payable	2,219	2,219	1,826	1,826

Off Balance Sheet financial instruments
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

Note 12:  Subsequent Events

       Subsequent to the period ended March 31, 2010, the Company has proposed an amendment to its articles of incorporation to increase the authorized shares of common stock from 20,000,000 to 50,000,000 which will be voted on at the Annual Meeting of Shareholders on May 11, 2010.  In addition, the Company has announced that it has filed a registration statement for a proposed underwritten public offering of up to $40.0 million of common stock filed on Form S-1 with the SEC on April 23, 2010.

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in this Form 10-Q and other documents the Company files from time to time with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Financial Condition

March 31, 2010 Compared to December 31, 2009

Total assets decreased by $41.1 million to $967.5 million at March 31, 2010, compared to $1.0 billion at December 31, 2009. This decrease was driven by a $16.7 million decrease in cash and cash equivalents, $15.3 million decrease in net loans receivable, and a $9.0 million decrease in investment securities.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Gross loans decreased $14.4 million, to $679.4 million at March 31, 2010, compared to $693.8 million at December 31, 2009.  This decrease is reflective of the Company’s continuing effort to reduce exposure to commercial real estate and strengthen the loan portfolio.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit, which was approximately $13.8 million at March 31, 2010.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $176.4 million at March 31, 2010, compared to $185.4 million at year-end 2009.  At March 31, 2010, the portfolio had a net unrealized loss of $3.0 million, compared to a net unrealized loss of $1.1 million at December 31, 2009.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2010 and December 31, 2009, securities held to maturity totaled $146,000 and $155,000, respectively.

Restricted Stock

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain stock in FHLB in proportion to its outstanding FHLB advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both March 31, 2010 and December 31, 2009, the investment in FHLB stock totaled $6.7 million.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a rarely used contingency line of credit.  At both March 31, 2010 and December 31, 2009, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $16.7 million, to $38.9 million at March 31, 2010, from $55.6 million at December 31, 2009.  This decrease was caused by the reduction in deposit balances during the first quarter 2010.

Fixed Assets

The balance in premises and equipment, net of accumulated depreciation, was $24.1 million at March 31, 2010, compared to $24.5 million at December 31, 2009.

Other Real Estate Owned

Other real estate owned decreased to $11.0 million at March 31, 2010, compared to $13.6 million at December 31, 2009, as a result of the sale of two properties during the first quarter 2010.

Bank Owned Life Insurance

The balance of bank owned life insurance amounted to $12.4 million at March 31, 2010 and December 31, 2009. The income earned on these policies is reflected in non-interest income.

Other Assets

Other assets increased by $2.8 million to $28.0 million at March 31, 2010, from $25.2 million at December 31, 2009 due to an increase in current and deferred tax asset balances caused by a change in the unrealized loss on the Company’s investment securities, along with the recorded net loss during the first quarter.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $36.7 million to $846.2 million at March 31, 2010 from $882.9 million at December 31, 2009 mainly due to the maturity of several high cost time deposit balances which were not renewed.

Short-Term Borrowings and FHLB Advances

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had a $25.0 million FHLB advance outstanding at March 31, 2010 and December 31, 2009.  This FHLB advance matures June, 2010.  At March 31, 2010 and December 31, 2009 Republic had no short-term borrowings (overnight).

Subordinated Debt

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at March 31, 2010 and December 31, 2009.

Shareholders’ Equity

Total shareholders’ equity decreased $5.1 million to $65.2 million at March 31, 2010, compared to $70.3 million at December 31, 2009, primarily due to a $3.9 million net loss recorded in first quarter 2010 and a $1.3 million other comprehensive loss related to the Company’s investment securities portfolio.

Three Months Ended March 31, 2010 and March 31, 2009

Results of Operations

Overview

The Company reported a net loss of $3.9 million, or $0.37 per diluted share, for the three months ended March 31, 2010, compared to a $3.8 million net loss, or $0.35 per diluted share, for the comparable prior year period.  There was a $693,000, or 6.2%, decrease in total interest income, driven by an $86.7 million decrease in average loans outstanding while interest expense decreased $1.2 million, due to a decrease in the rate on average interest-bearing deposits outstanding of 81 basis points and a $39.1 million decrease in borrowings outstanding.  Net interest income for the three months ended March 31, 2010 increased $551,000 compared to March 31, 2009.  The provision for loan losses in the first quarter of 2010 increased to $5.5 million, compared to $4.8 million in the first quarter of 2009.  In both periods, the provision for loan losses reflected additional specific reserves on certain loans. The first quarter 2010 was also impacted by a significant increase required by the general reserve due to changing factors in that calculation. Non-interest income decreased $177,000 to $475,000 in first quarter 2010 compared to $652,000 in first quarter 2009.  Non-interest expenses decreased $80,000 to $8.4 million compared to $8.5 million in the first quarter of 2009.  Return on average assets and average equity from continuing operations were (1.61)% and (22.68)% respectively, in the first quarter of 2010 compared to (1.66)% and (19.41)% respectively for the same period in 2009.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  Yields are adjusted for tax equivalency first quarter 2010 and 2009.

	For the three months ended			For the three months ended
	March 31, 2010			March 31, 2009

		Interest			Interest
(Dollars in thousands)	Average	Income/	Yield/	Average	Income/	Yield/
Interest-earning assets:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Federal funds sold
and other interest-
earning assets	$22,840	$20	0.36%	$5,381	$3	0.23%
Investment securities and
restricted stock	190,738	1,716	3.60%	90,966	1,190	5.23%
Loans receivable	683,846	8,759	5.19%	770,562	9,990	5.26%
Total interest-earning assets	897,424	10,495	4.74%	866,909	11,183	5.23%
Other assets	73,516			49,574
Total assets	$970,940			$916,483

Interest-bearing liabilities:
Demand - non-interest bearing	$125,400			$77,527
Demand - interest-bearing	49,506	$82	0.67%	42,087	$65	0.63%
Money market & savings	307,862	1,050	1.38%	226,663	1,101	1.97%
Time deposits	360,796	1,405	1.58%	394,742	2,501	2.57%
Total deposits	843,564	2,537	1.22%	741,019	3,667	2.01%
Total interest-bearing deposits	718,164	2,537	1.43%	663,492	3,667	2.24%
Other borrowings	48,586	489	4.08%	87,726	603	2.79%
Total interest-bearing
liabilities	$766,750	$3,026	1.60%	$751,218	$4,270	2.31%
Total deposits and
other borrowings	892,150	3,026	1.38%	828,745	4,270	2.09%
Non interest-bearing
other liabilites	9,716			9,184
Shareholders' equity	69,074			78,554
Total liabilities and
shareholders' equity	$970,940			$916,483

Net interest income (2)		$7,469			$6,913
Net interest spread			3.14%			2.92%

Net interest margin (2)			3.38%			3.23%

(1) Yields on investments are calculated basd on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $60 and $55 in first quarter 2010 and 2009, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Three months ended March 31, 2010
	versus March 31, 2009
	Due to change in:
(Dollars in thousands)	Volume	Rate	Total
Interest earned on:
Federal funds sold and other
interest-earning assets	$16	$1	$17
Securities	885	(359)	526
Loans	(1,111)	(120)	(1,231)
Total interest-earning assets	(210)	(478)	(688)

Interest expense of :
Deposits
Interest-bearing demand deposits	(12)	(5)	(17)
Money market and savings	(277)	328	51
Time deposits	132	964	1,096
Total deposit interest expense	(157)	1,287	1,130
Other borrowings	394	(280)	114
Total interest expense	237	1,007	1,244
Net interest income	$27	$529	$556

The Company’s tax equivalent net interest margin increased 15 basis points to 3.38% for the three months ended March 31, 2010, compared to 3.23% for the prior year comparable period.

While yields on interest-earning assets decreased 49 basis points to 4.74% in first quarter 2010 from 5.23% in first quarter 2009, the rate on total deposits and other borrowings decreased 71 basis points to 1.38% from 2.09% between those respective periods. The decrease in yields on assets and rates on deposits and borrowings was primarily due to repricing of time deposits and money market and savings deposits over the last twelve months.

The Company’s tax equivalent net interest income increased $556,000, or 8.0%, to $7.5 million for the three months ended March 31, 2010, from $6.9 million for the prior year comparable period. As shown in the Rate Volume table above, the increase in net interest income was due primarily to a decrease in rates on time deposits and money market and savings deposits.

The Company’s total tax equivalent interest income decreased $688,000, or 6.2%, to $10.5 million for the three months ended March 31, 2010, from $11.2 million for the prior year comparable period.  Interest and fees on loans decreased $1.2 million, or 12.3%, to $8.8 million for the three months ended March 31, 2010, from $10.0 million for the prior year comparable period.  The decrease was due primarily to the $86.7 million decrease in average loans outstanding as a result of the Company’s effort to reduce its concentrations of commercial real estate loans.  Tax equivalent interest and dividends on investment securities increased $526,000 to $1.7 million for the three months ended March 31, 2010, from $1.2 million for the prior year comparable period.  This increase was driven by a $99.8 million increase in average investment securities due to strong growth in core deposits over the last twelve months.  Interest on federal funds sold and other interest-earning assets increased $17,000 to $20,000, from $3,000 for the prior year comparable period, reflecting higher average balances.

The Company’s total interest expense decreased $1.2 million, or 29.1%, to $3.0 million for the three months ended March 31, 2010, from $4.3 million for the prior year comparable period. Interest-bearing liabilities averaged $766.8 million for the three months ended March 31, 2010, compared to $751.2 million for the prior year comparable period, or an increase of $15.6 million. The increase was primarily due to growth in average demand deposits and average money market and savings deposits as the Company shifted its focus toward the gathering of low-cost core deposits. Average deposit balances increased $102.5 million while there was a $39.1 million decrease in average other borrowings. The average rate paid on interest-bearing liabilities decreased 71 basis points to 1.60% for the three months ended March 31, 2010. Interest expense on time deposit balances decreased $1.1 million to $1.4 million in first quarter 2010, from $2.5 million in the comparable prior year period, primarily reflecting lower rates.  Money market and savings interest expense decreased to $1.0 million in first quarter 2010, from $1.1 million in the comparable prior year period. The majority of the decrease in interest expense on deposits reflected the impact of the repricing of time deposits and money market and savings deposits over the last twelve months. Accordingly, rates on total interest-bearing deposits decreased 79 basis points in first quarter 2010 compared to first quarter 2009.

Interest expense on other borrowings decreased $114,000 to $489,000 in first quarter 2010, primarily as a result of the lower average balances related outside borrowings. Average other borrowings, primarily overnight FHLB borrowings, decreased $39.1 million, or 44.6%, between those respective periods. Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities and $25.0 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $5.5 million in first quarter 2010 compared to $4.8 million in first quarter 2009.

The provisions recorded in 2010 and 2009 were primarily driven by the negative impact of the economic crisis.  At March 31, 2010, loan specific reserves amounted to $6.3 million representing 46% of the overall allowance for loan losses.

Non-Interest Income

Total non-interest income decreased $177,000 to $475,000 for first quarter 2010 compared to $652,000 for the three months ended March 31, 2009, mainly due to decreases in loan advisory and servicing fees.

Non-Interest Expenses

Total non-interest expenses decreased $80,000, or 0.9%, to $8.4 million for the three months ended March 31, 2010, from $8.5 million for the prior year comparable period.

Salaries and employee benefits decreased $628,000 or 17.7%, to $2.9 million for the three months ended March 31, 2010, from $3.6 million for the prior year comparable period as bonus and severance costs recorded in first quarter 2009 were not incurred in the first quarter 2010.

Occupancy expense increased $834,000, or 121.4%, to $1.5 million in first quarter 2010, compared to $687,000 in first quarter 2009. The increase was primarily driven by future branch development costs which were charged off as a result of the termination of the merger agreement with Metro Bancorp, Inc.

Depreciation expense increased $147,000, or 43.9%, to $482,000 for the three months ended March 31, 2010, compared to $335,000 for the prior year comparable period.

Legal fees increased $176,000, or 49.0%, to $535,000 in first quarter 2010, compared to $359,000 in first quarter 2009 due to expenses which were recorded as a result of the termination of the merger agreement with Metro Bancorp, Inc.

Other real estate expenses decreased $882,000 for the three months ended March 31, 2010 to $488,000 compared to $1.4 million for the first quarter 2009 due to a decrease in writedowns and maintenance expenses on properties held in the Company’s other real estate portfolio.

Regulatory assessments and costs expenses increased $340,000, or 198.8%, to $511,000 in first quarter 2010, compared to $171,000 in first quarter 2009, as a result of higher FDIC assessment rates.

Provision for Income Taxes

The provision for income taxes decreased $144,000, to a $2.2 million benefit for the three months ended March 31, 2010, from a $2.0 million benefit for the prior year comparable period, as a result of the decrease in pre-tax income.  The effective tax rates for the three-month periods ended March 31, 2010 and 2009 were 36% and 35% respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $80.6 million and $68.6 million and standby letters of credit of approximately $3.6 million and $3.7 million at March 31, 2010, and December 31, 2009, respectively.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $80.6 million of commitments to extend credit at March 31, 2010 were committed as variable rate credit facilities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  The Company’s commitments generally have fixed expiration dates or other termination clauses and many require the payment of fees.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  In issuing commitments, the Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral required in connection with any commitment is based on management’s credit evaluation of the customer.  The type of required collateral varies, but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.

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

Regulatory Matters

The following table presents the Company’s and Republic’s capital regulatory ratios at March 31, 2010, and December 31, 2009:

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At March 31, 2010
Total risk based capital
Republic	$ 79,140	10.28%	$ 61,583	8.00%	$ 76,978	10.00%
Company	91,908	11.90%	61,780	8.00%	-	-
Tier one risk based capital
Republic	69,467	9.02%	30,791	4.00%	46,187	6.00%
Company	80,540	10.43%	30,890	4.00%	-	-
Tier one leveraged capital
Republic	69,467	7.22%	38,654	4.00%	48,091	5.00%
Company	80,540	8.35%	38,751	4.00%	-	-

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At December 31, 2009
Total risk based capital
Republic	$ 89,786	11.55%	$ 62,204	8.00%	$ 77,755	10.00%
Company	102,527	13.14%	62,399	8.00%	-	-
Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company	92,739	11.89%	31,200	4.00%	-	-
Tier one leveraged capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company	92,739	9.36%	39,640	4.00%	-	-

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $38.9 million at March 31, 2010, compared to $55.6 million at December 31, 2009. Loan maturities and repayments are another source of asset liquidity. At March 31, 2010, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending September 30, 2010. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2010, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $84.2 million. Certificates of deposit scheduled to mature in one year totaled $342.6 million at March 31, 2010. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank. The Company has established a line of credit with the FHLB of Pittsburgh with a current maximum borrowing capacity of approximately $264.3 million. As of March 31, 2010 and December 31, 2009, the Company had outstanding borrowings of $25.0 million with FHLB. The Company has also established a contingency line of credit of $10.0 million with ACBB to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at March 31, 2010 and December 31, 2009.

Investment Securities Portfolio

At March 31, 2010, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency bonds, U.S Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust preferred securities.  Available-for-sale securities totaled $176.4 million and $185.4 million as of March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010 and December 31, 2009, the portfolio had net unrealized losses of $3.0 million and $1.1 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $13.8 million at March 31, 2010.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated.

	March 31, 2010	December 31, 2009
(Dollars in thousands)
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	36,726	26,034
Total non-performing loans (1)	36,726	26,034
Other real estate owned	11,044	13,611

Total non-performing assets (1)	$47,770	$39,645

Non-performing loans as a percentage of total loans, net of unearned income (1)	5.41%	3.75%
Non-performing assets as a percentage of total assets	4.94%	3.93%

(1)
Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans increased $10.7 million, to $36.7 million at March 31, 2010, from $26.0 million at December 31, 2009, as a result of loans entering non-accrual status, partially offset by charge-offs and transfers to other real estate owned.  During the first quarter of 2010, $15.9 million of loans to three customers entered non-accrual status.  Charge-offs on seven loans, totaling $4.6 million, were recorded during the quarter and loans to one customer, totaling $663,000, were transferred to other real estate owned.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $23.1 million at March 31, 2010 and $13.4 million at December 31, 2009; and (ii) 60 to 89 days past due, at March 31, 2010 and December 31, 2009, in the aggregate principal amount of $6.5 million and $23.7 million, respectively.

Other Real Estate Owned:

The balance of other real estate owned decreased to $11.0 million at March 31, 2010 from $13.6 million at December 31, 2009 primarily due to the sale of two properties totaling $2.7 million.

At March 31, 2010, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2010, and 2009, and the twelve months ended December 31, 2009 is as follows:

	For the three months ended	For the twelve months ended	For the three months ended
(dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Balance at beginning of period	$12,841	$8,409	$8,409
Charge-offs:
Commercial	4,766	9,764	4,775
Tax refund loans	-	-	-
Consumer	-	6	-

Total charge-offs	4,766	9,770	4,775
Recoveries:
Commercial	150	-	-
Tax refund loans	-	-	-
Consumer	-	2	-

Total recoveries	150	2	-

Net charge-offs	4,616	9,768	4,775
Provision for loan losses	5,500	14,200	4,800

Balance at end of period	$13,725	$12,841	$8,434

Average loans outstanding (1)	$683,846	$736,647	$770,562

As a percent of average loans (1):
Net charge-offs	2.74%	1.33%	2.51%
Provision for loan losses	3.26%	1.93%	2.53%
Allowance for loan losses	2.01%	1.74%	1.09%
Allowance for loan losses to:
Total loans, net of unearned income	2.02%	1.85%	1.12%
Total non-performing loans	37.37%	49.32%	46.22%

(1) Includes non-accruing loans.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that management determines is adequate to absorb inherent losses in the loan portfolio. Our board of directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. Our board of directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company has a loan review program which was instituted in 2009, which monitors the loan portfolio and the Company’s borrowers on an ongoing basis. Loan review is conducted by a loan review officer who reports directly to the board of directors on a quarterly basis with the findings of the review.

The methodology utilized to determine the amount of the allowance for loan losses is as follows:

management first applies an estimated loss percentage against all loans which are not specifically reserved.  In addition to sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories.  Due to the economic downturn, management will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors.  Management also provides specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, management estimates and recognizes reserve allocations on loans classified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at March 31, 2010. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The allocation is accordingly based upon historical experience.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

       The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

       The principal executive officer and principal financial officer also conducted an evaluation of the

Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended March 31, 2010.

Limitations on the Effectiveness of Controls

       Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

ITEM 1A: RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  The risk factors listed below amend and restate the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010:

The Company is subject to credit risk in connection with its lending activities, and the Company’s financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect  borrowers.

The Company’s financial condition and results of operations are affected by the ability of its borrowers to repay their loans, and in a timely manner.  Lending money is an significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through the Company’s underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite the Company’s efforts, it does and will experience loan losses, and the Company’s financial condition and results of operations will be adversely effected.

The Company’s concentration of commercial real estate loans could result in increased loan losses and costs of compliance.

A substantial portion of the Company’s loan portfolio—71.9% as of March 31, 2010—is comprised of commercial real estate loans.  The commercial real estate market is cyclical and poses risks of loss to the Company because of the concentration of commercial real estate loans in the Company’s loan portfolio, and the lack of diversity in risk associated with such a concentration.  Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending.  In addition, commercial real estate lenders are making greater provisions for loan losses and accumulating higher capital levels as a result of commercial real estate lending exposures.  Additional losses or regulatory requirements related to the Company’s commercial real estate loan concentration could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s allowance for loan losses may not be adequate to absorb actual loan losses, and the Company may be required to make further provisions for loan losses and charge off additional loans in the future, which could materially and adversely affect the Company’s business.

The Company attempts to maintain an allowance for loan losses, established through a provision for loan losses accounted for as an expense, which is adequate to absorb losses inherent in the Company’s loan portfolio.  If the Company’s allowance for loan losses is inadequate, it may have a material adverse effect on the Company’s financial condition and results of operations.

The determination of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require the Company to increase its allowance for loan losses. Increases in nonperforming loans have a significant impact on the Company’s allowance for loan losses.  the Company’s allowance for loan losses may not be adequate to absorb actual loan losses. If current trends in the real estate markets continue, the Company could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, the Company expects that the current recession will negatively impact economic conditions in the Company’s market areas and that the Company could experience significantly higher delinquencies and credit losses.  As a result, the Company will continue to make provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect the Company’s financial conditions and results of operations.

In addition to the Company’s internal processes for determining loss allowances, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management.  If loan charge-offs in future periods exceed the allowance for loan losses, the Company will need to increase its allowance for loan losses. Furthermore, growth in the Company’s loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in the Company’s allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company is required to make significant estimates and assumptions in the preparation of its financial statements, including with respect to the Company’s allowance for loan losses, and the Company’s estimates and assumptions may not be accurate.

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, and income taxes.  If the Company’s underlying estimates and assumptions prove to be incorrect, the Company’s financial condition and results of operations may be materially adversely effected.

The Company’s results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to its investment portfolio.

During 2008 and 2009, the Company recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and the Company may be required to record future impairment charges on the Company’s investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on the Company’s investment portfolio in future periods. If an impairment charge is significant enough, it could affect Republic’s ability pay dividends, which could materially adversely affect the Company and the Company’s ability to pay dividends to shareholders. Significant impairment charges could also negatively impact the Company’s regulatory capital ratios and result in the Company not being classified as “well-capitalized” for regulatory purposes.

The Company’s net interest income, net income and results of operations are sensitive to fluctuations in interest rates.

The Company’s net income depends on the net income of Republic, and Republic is dependent primarily upon its net interest income, which is the difference between the interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings.

The Company’s results of operations will be effected by changes in market interest rates and other economic factors beyond The Company’s control.  If the Company’s interest-earning assets have longer effective maturities than its interest-bearing liabilities, the yield on the Company’s interest-earning assets generally will adjust more slowly than the cost of the Company’s interest-bearing liabilities, and, as a result, the Company’s net interest income generally will be adversely affected by material and prolonged increases in interest rates, and positively affected by comparable declines in interest rates.  Conversely, if liabilities reprice more slowly than assets, net interest income would be adversely affected by declining interest rates, and positively affected by increasing interest rates.  At any time, the Company’s assets and liabilities will reflect interest rate risk of some degree.

In addition to affecting interest income and expense, changes in interest rates also can affect the value of the Company’s interest-earning assets, comprising fixed- and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse affect on the Company’s results of operations.

The Company is a holding company dependent for liquidity on payments from its banking subsidiary, which payments are subject to restrictions.

The Company is a holding company and depends on dividends, distributions and other payments from Republic to fund dividend payments, if any, and to fund all payments on obligations. Republic and its subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the Company.  Restrictions or regulatory actions of that kind could impede the Company’s access to funds that it may need to make payments on its obligations or dividend payments, if any.  In addition, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Increases in FDIC insurance premiums may have a material adverse effect on the Company’s results of operations.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For the Company, this represents an aggregate charge of approximately $0.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

In November 2009, the FDIC also imposed a 13-quarter prepayment of FDIC premiums.  The prepayment will be used to offset future FDIC premiums beginning with the March 31, 2010 payment.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Company may be required to pay even higher FDIC premiums. The Company’s expenses for the year ended December 31, 2009 were significantly and adversely affected by these increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect the Company’s results of operations.

The Company’s business is concentrated in and dependent upon the continued growth and welfare of its primary market area.

The Company’s primary service area consists of Greater Philadelphia and Southern New Jersey.  The Company’s success depends upon the business activity, population, income levels, deposits and real estate activity in this area.  Although the Company’s customers’ businesses and financial interests may extend well beyond this area, adverse economic conditions that affect the Company’s primary service area could reduce the Company’s growth rate, affect the ability of its customers to repay their loans to the Company, and generally adversely affect the Company’s financial condition and results of operations. Because of the Company’s geographic concentration, it is less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

Unfavorable economic and financial market conditions may adversely affect the Company’s financial position and results of operations.

Economic and financial market conditions in the United States and around the world may remain depressed for the foreseeable future.  Conditions such as slow or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets.  These economic developments could have various effects on the Company’s business, including:

•        increasing the Company’s credit risk, by increasing the likelihood that major customers of the Company’s become insolvent and unable to satisfy their obligations to the Company;

•        impairing the Company’s ability to originate loans, by making the Company’s customers and prospective customers less willing to borrow, and making loans that meet the Company’s underwriting criteria difficult to find; and

•        limiting the Company’s interest income, by depressing the yields the Company is able to earn on its investment portfolio.

These potential effects are difficult to forecast and mitigate.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in an effort to stabilize the financial system, including investing in financial institutions.  These efforts, however, may not succeed.  The Company’s business and its financial condition and results of operations could be adversely affected by continued or accelerated disruption and volatility in financial markets, continued capital and liquidity concerns regarding financial institutions, limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, and recessionary conditions that are deeper or longer lasting than currently anticipated.

The Company’s ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2009, the Company had approximately $6.2 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code.” These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. The issuance of securities in connection with a potential offering may result in an ownership change, or could result in an ownership change in the future upon subsequent dispositions of the Company’s stock. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of the Company’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by the Company at the time of the ownership change that are recognized in the five-year period after the ownership change. The Company’s use of NOLs arising after the date of an ownership change would not be affected.

In addition, the ability to use NOLs will be dependent on the Company’s ability to generate taxable income. The NOLs may expire before the Company generates sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2009 and December 31, 2008. There are no NOLs that could expire if not utilized for the year ending December 31, 2010.

The Company’s assets as of December 31, 2009 include a deferred tax asset and the Company may not be able to realize the full amount of such asset.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was approximately $6.9 million, up from a balance of approximately $4.2 million at December 31, 2008. The increase in net deferred tax asset resulted mainly from the allowance for loan losses recorded for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at December 31, 2009 attributable to the allowance for loan losses was $4.6 million.

The Company regularly reviews its deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The Company believes the recorded net deferred tax asset at December 31, 2009 is fully realizable; however, if the Company determines that it will be unable to realize all or part of the net deferred tax asset, it would adjust this deferred tax asset, which would negatively impact the Company’s earnings or increase the Company’s net loss.

The Company may not be able to manage its growth, which may adversely impact its financial results.

As part of the Company’s retail growth strategy, it may expand into additional communities or attempt to strengthen its position in its current markets by opening new stores and acquiring existing stores of other financial institutions.  To the extent that the Company’s undertakes additional stores openings and acquisitions, it is likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on the Company’s levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of management’s time and attention and general disruption to the Company’s business.

As part of the Company’s retail strategy, it plans to open new stores in its primary service area, including Southern New Jersey.  The Company may not, however, be able to identify attractive locations on terms favorable to it, obtain regulatory approvals, or hire qualified management to operate new stores.  In addition, the organizational and overhead costs may be greater than the Company anticipates.  New stores may take longer than expected to reach profitability, or may not become profitable.  The additional costs of starting new stores may adversely impact the Company’s financial results.

The Company’s ability to manage growth successfully will depend on whether it can continue to fund its growth while maintaining cost controls, as well as on factors beyond its control, such as national and regional economic conditions and interest rate trends.  If the Company is not able to control costs, such growth could adversely impact its earnings and financial condition.

The Company is planning to rebrand Republic First Bank as “Republic Bank” and the rebranding may be more costly than anticipated or may fail to achieve its intended result.

In connection with the Company’s change in strategy to internally grow its brand, the Company is planning to rebrand its stores and begin operating under the name, “Republic Bank,” the name under which Republic was incorporated and under which it did business from 1988 until 1996.  The rebranding is expected to occur during the next several months.  Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Republic,” as well as a stylized "R," as part of a trademark or trade name.  As such, the Company faces potential objections to the Company’s use of these marks.  If there are any objections, the Company may incur additional costs to defend its use, and may be required to further rebrand the Company’s banking business.  The Company’s rebranding efforts may not achieve their intended results, which include enhancing the Company’s brand and increasing its retail business.

The Company’s retail strategy relies heavily on its management team, and the unexpected loss of key managers may adversely affect the Company’s operations.

Since June 2008, the Company has been successful in attracting new, talented management to Republic, to add to the Company’s management team.  Many of these new people joined the Company when it was planning to merge with Metro Bancorp, Inc.  The Company believes that its ability to successfully implement its retail strategy will require the Company to retain and attract additional management experienced in banking and financial services, and familiar with the communities in the Company’s market.  The Company’s ability to retain executive officers, the current management teams, branch managers and loan officers of Republic will continue to be important to the successful implementation of the Company’s strategy.  It is also critical, as the Company grow’s, that it is able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about the Company’s market areas to implement its community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which could have an adverse impact on its operations and could restrict the scope of its operations.

The Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Company, or FDIC, and the Pennsylvania Department of Banking.  The Company is subject to federal and state regulations governing virtually all aspects of its activities, including lines of business, capital, liquidity, investments, payment of dividends, and others.  Regulations that apply to the Company are generally intended to provide protection for depositors and customers rather than for investors.

The Company is also subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of the Company’s businesses.  In response to the Company’s May 2009 examination, Republic and its board entered into an informal agreement with the FDIC and the Pennsylvania Department of Banking to enhance a variety of Republic’s policies, procedures and processes regarding asset quality, earnings and loan concentrations. Similarly, following the Company’s March 2008 compliance examination, Republic and its board entered into an informal agreement with the FDIC.  Republic was required to improve its policies, procedures and processes relating to its compliance monitoring functions. The Company has implemented a number of changes to Republic’s policies, procedures and processes, which management believes address most of the issues raised in these informal agreements.  A failure to have adequate procedures to comply with regulatory requirements could expose the Company to damages, fines and regulatory penalties, which could be significant, and could also injure the Company’s reputation with customers and others with whom the Company does business.

The Company is subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities and obtains financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within the Company’s control.  New programs and proposals may subject the Company and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on the Company’s business, financial condition, results of operations or the price of the Company’s common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. The Company cannot predict the substance or impact of future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase the Company’s costs, impede the efficiency of its internal business processes, require it to increase its regulatory capital and limit its ability to pursue business opportunities in an efficient manner.

The Company faces significant competition in its market from other banks and financial institutions.

The banking and financial services industry in the Company’s market area is highly competitive.  The Company may not be able to compete effectively in its markets, which could adversely affect its results of operations.  The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and consolidation among financial service providers.  Larger institutions have greater access to capital markets, with higher lending limits and a broader array of services.  Competition may require increases in deposit rates and decreases in loan rates, and adversely impact the Company’s net interest margin.

The Company may not have the resources to effectively implement new technologies, which could adversely affect its competitive position and results of operations.

The financial services industry is constantly undergoing technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Company’s future success will depend in part upon the Company’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Company’s operations as it continues to grow and expand in its market. Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to offer, which would put it at a competitive disadvantage. Accordingly, the Company may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to the Company’s customers.  If the Company is unable to do so, its competitive position and results of operations could be adversely affected.

The Company’s disclosure controls and procedures and its internal control over financial reporting may not achieve their intended objectives.

The Company maintains disclosure controls and procedures designed to ensure that it timely reports information as specified in the rules and forms of the Securities and Exchange Commission, although the Company has not always so reported.  The Company also maintains a system of internal control over financial reporting.  These controls may not achieve their intended objectives.  Control processes that involve human diligence and compliance, such as the Company’s disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures.  Controls can also be circumvented by collusion or improper management override.  Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis.  If the Company’s controls are not effective, it could have a material adverse effect on the Company’s financial condition, results of operations, and market for its common stock, and could subject the Company to regulatory scrutiny.

The Company is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by  employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.

The Company maintains a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors, and customer or employee fraud. Should the

Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on its business, financial condition and results of operations.

System failure or breaches of the Company’s network security could subject it to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in the Company’s operations could have a material adverse effect on the Company’s financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company and may cause existing and potential customers to refrain from doing business with it. Although the Company, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures to prevent such damage, these security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company wants to, or is compelled to, raise additional capital in the future, that capital may not be available to the Company when it is needed or on terms that are favorable to the Company or current shareholders.

Federal banking regulators require the Company and Republic to maintain capital to support the Company’s operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2009, the Company’s regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require the Company or Republic to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

The Company’s ability to raise additional capital in the future will depend on conditions in the capital markets at that time, which are outside of its control, on the Company’s financial performance and on other factors. Accordingly, the Company may not be able to raise additional capital on terms and time frames acceptable to it, or at all.  If the Company cannot raise additional capital in sufficient amounts when needed, the Company’s ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Company’s operations, financial condition and results of operations.  The Company’s ability to borrow could also be impaired by factors that are nonspecific to the Company, such as disruption of the financial markets or negative news and expectations about the prospects for the financial services industry.  If the Company raises capital through the issuance of additional shares of its common stock or other securities, the Company would likely dilute the ownership interests of investors, and could dilute the per share book value and earnings per share of the Company’s common stock.  Furthermore, a capital raise through issuance of additional shares may have an adverse impact on the Company’s stock price.

The Company is exposed to environmental liabilities with respect to real estate that is has or had title to in the past.

A significant portion of the Company’s loan portfolio is secured by real property. In the course of the Company’s business, the Company may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties.  the Company may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  Although the Company has policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards.  If the Company were to become subject to significant environmental liabilities, it could materially and adversely affect it.

       A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.

       We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $6.7 million as of March 31, 2010.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2009, the Company caused the distribution of an aggregate of 81,749 shares of the Company’s common stock in payment of certain Company contributions and benefits to five participants in the Company’s deferred compensation plan maintained for the Company’s directors and officers.  The shares were distributed to Harry D. Madonna, the Company’s chairman and chief executive officer, and four former officers.  At the time of the distributions, the plan was administered by BSC Services Corp. for the benefit of participating directors and officers of the Company and of First Bank of Delaware.  Certain of the recipients of the distributed shares also have provided services to First Bank of Delaware at times since the adoption of the plan, and certain of the distributed shares were distributed in respect of benefits provided by First Bank of Delaware.  Due to the limited number and nature of the participant distributees, the Company believes the offer and sale of the distributed shares was exempt from registration under the Securities Act based on Section 4(2) of the Securities Act, which provides an exemption for transactions by an issuer not involving any public offering.  Because the shares were distributed in payment of Company contributions and benefits under the plan, the Company has recognized benefits expense in respect of those benefits, but the Company did not receive any proceeds from the distributions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: REMOVED AND RESERVED

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for quarterly reports on Form 10-Q)

Exhibit No.

Exhibit Number	Description	Manner of Filing

10.1	Employment Agreement among Republic First Bancorp, Inc., Republic First Bank and Harry D. Madonna.	Incorporated by reference to Form 8-K Filed January 26, 2010

10.2	Employment Agreement between Republic First Bank and Andrew J. Logue.	Incorporated by reference to Form S-1, Filed April 23, 2010

10.3	Employment Agreement between Republic First Bank and Rhonda S. Costello.	Incorporated by reference to Form S-1, Filed April 23, 2010

10.4	Form of Option Award	Incorporated by reference to Form S-1, Filed April 23, 2010

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 10, 2010	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro,
Senior Vice President and Chief Financial Officer