Form 10-Q
period 2010-06-30
REPUBLIC FIRST BANCORP INC
filed 2010-08-06
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip code)

215-735-4422
(Registrant’s telephone number, including area code)

Not Applicable
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

Yes ☒	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if
Yes 	No 
any, every Interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer 	Accelerated filer ☒
Non-Accelerated filer 	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes 	No ☒

As of August 6, 2010, there were 25,965,443 shares of Issuer’s Common Stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(dollars in thousands, except share data)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$8,134	$10,864
Interest bearing deposits with banks	7,199	36,007
Federal funds sold	55	8,747
Cash and cash equivalents	15,388	55,618

Investment securities available for sale, at fair value	173,507	185,404
Investment securities held to maturity, at amortized cost (fair value of $158 and $165, respectively)	146	155
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of $10,276 and $12,841, respectively)	658,812	680,977
Premises and equipment, net	23,761	24,490
Other real estate owned, net	10,647	13,611
Accrued interest receivable	3,555	3,957
Bank owned life insurance	12,475	12,373
Other assets	29,176	25,221
Total Assets	$934,303	$1,008,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$117,169	$125,618
Demand – interest bearing	64,636	52,919
Money market and savings	311,790	327,103
Time less than $100,000	119,861	144,622
Time over $100,000	191,755	232,632
Total Deposits	805,211	882,894
Short-term borrowings	9,149	-
FHLB Advances	-	25,000
Accrued interest payable	2,167	1,826
Other liabilities	6,539	6,182
Subordinated debt	22,476	22,476
Total Liabilities	845,542	938,378

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of June 30, 2010 and December 31, 2009	-	-
Common stock par value $0.01 per share, 50,000,000 shares authorized; shares issued 26,081,938 as of June 30, 2010 and 11,081,938 as of December 31, 2009	261	111
Additional paid in capital	105,156	77,086
Retained earnings (accumulated deficit)	(13,367)	(2,450)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(709)
Accumulated other comprehensive gain/(loss)	619	(675)
Total Shareholders’ Equity	88,761	70,264
Total Liabilities and Shareholders’ Equity	$934,303	$1,008,642

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(dollars in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$8,675	$9,863	$17,434	$19,853
Interest and dividends on taxable investment securities	1,435	945	2,977	1,972
Interest and dividends on tax-exempt investment securities	108	108	222	216
Interest on federal funds sold and other interest-earning assets	16	19	36	22
Total interest income	10,234	10,935	20,669	22,063

Interest expense:
Demand- interest bearing	125	75	207	140
Money market and savings	912	1,374	1,962	2,475
Time less than $100,000	656	1,166	1,375	2,360
Time over $100,000	583	1,014	1,269	2,321
Other borrowings	447	514	936	1,117
Total interest expense	2,723	4,143	5,749	8,413
Net interest income	7,511	6,792	14,920	13,650
Provision for loan losses	10,750	8,250	16,250	13,050
Net interest income after provision for loan losses	(3,239)	(1,458)	(1,330)	600

Non-interest income:
Loan advisory and servicing fees	96	63	153	290
Service fees on deposit accounts	251	364	533	665
Net other-than-temporary impairment losses on investments recognized in earnings (includes total other-than-temporary impairment losses of $(620) and $828, net of $843 and $(456) and $167 and $127, net of $9 and $72 recognized in other comprehensive income for the three and six months ended June 30, 2010 and June 30, 2009, respectively, before taxes)	(223)	(176)	(372)	(199)
Gain on sale of other real estate owned	46	-	246	-
Bank owned life insurance income	51	59	102	132
Other non-interest income	33	72	67	146
Total non-interest income	254	382	729	1,034

Non-interest expenses:
Salaries and employee benefits	2,988	3,075	5,918	6,633
Occupancy	975	752	2,496	1,439
Depreciation and amortization	486	373	968	708
Legal	418	321	953	680
Write down of other real estate owned	397	-	885	1,319
Other real estate owned	15	49	67	152
Advertising	30	34	95	58
Data processing	235	223	453	482
Insurance	373	154	535	328
Professional fees	379	495	890	956
Regulatory assessments and costs	562	596	1,073	767
Taxes, other	217	246	443	498
Other operating expenses	878	901	1,582	1,684
Total non-interest expense	7,953	7,219	16,358	15,704

Loss before benefit for income taxes	(10,938)	(8,295)	(16,959)	(14,070)
Benefit for income taxes	(3,883)	(2,860)	(6,042)	(4,875)
Net loss	$(7,055)	$(5,435)	$(10,917)	$(9,195)

Net loss per share:
Basic	$(0.60)	$(0.51)	$(0.98)	$(0.86)
Diluted	$(0.60)	$(0.51)	$(0.98)	$(0.86)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(10,917)	$(9,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	16,250	13,050
Write downs on other real estate owned	885	1,319
Gain on sale of other real estate owned	(246)	-
Depreciation and amortization	968	708
Deferred compensation plan distributions and transfers	-	839
Share based compensation	120	137
Impairment charges on investment securities	372	199
Amortization of premiums/(discounts) on investment securities	27	(108)
Increase in value of bank owned life insurance	(102)	(132)
Increase in accrued interest receivable and other assets	(4,145)	(4,184)
Increase in accrued interest payable and other liabilities	698	996
Net cash provided by operating activities	3,910	3,629

Cash flows from investing activities
Proceeds from maturities and calls of securities:
Available for sale	13,384	9,060
Held to maturity	9	39
Net decrease in loans	5,252	26,887
Net proceeds from sale of other real estate owned	2,988	-
Premises and equipment expenditures	(239)	(9,093)
Net cash provided by investing activities	21,394	26,893

Cash flows from financing activities
Net proceeds from stock offering	28,100	-
Net proceeds from exercise of stock options	-	166
Stock purchases for deferred compensation plan	(100)	-
Net (decrease)/increase in demand, money market and savings deposits	(12,045)	93,695
Net decrease in time deposits	(65,638)	(24,226)
Net decrease in other borrowings	(25,000)	-
Net increase/(decrease) in short term borrowings	9,149	(77,309)
Net cash used in financing activities	(65,534)	(7,674)

Net (decrease)/increase in cash and cash equivalents	(40,230)	22,848
Cash and cash equivalents, beginning of period	55,618	34,418
Cash and cash equivalents, end of period	$15,388	$57,266

Supplemental disclosure:
Interest paid	$5,428	$7,247
Non-cash transfers from loans to other real estate owned	663	2,755

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(dollars in thousands, except share data)
(unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance January 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264
Net loss			(10,917)				(10,917)
Other comprehensive income, net of tax:
Unrealized gain on securities (pre-tax $1,648)						1,056	1,056
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							1,294
Total comprehensive loss							(9,623)
Shares issued under common stock offering (15,000,000 shares)	150	27,950					28,100
Stock-based compensation		120					120
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
Balance June 30, 2010	$261	$105,156	$(13,367)	$(3,099)	$(809)	$619	$88,761

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance January 1, 2009	$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Net loss			(9,195)				(9,195)
Other comprehensive loss, net of tax:
Unrealized loss on securities (pre-tax $148)						(95)	(95)
Reclassification adjustment for impairment charge (pre-tax $199)						128	128
							33
Total comprehensive loss							(9,162)
Cumulative effect adjustment:
Reclassify non-credit component of previously recognized OTTI			537			(537)	-
Stock-based compensation		137					137
Options exercised (34,287 shares)	1	165					166
Deferred compensation plan distribution					839		839
Balance June 30, 2009	$111	$76,931	$(203)	$(3,099)	$(538)	$(1,895)	$71,307

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a corporation incorporated under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic”).  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

Note 2.  Common Stock Offering

On June 24, 2010, in an underwritten public offering the Company sold 15 million shares of common stock at $2.00 per share.  Gross proceeds of $30.0 million were reduced by $1.4 million in underwriting expenses, $379,000 in legal expenses, and $82,000 in other expenses. The net proceeds of approximately $28.1 million from the offering will be used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its stores and adding new branches.

Note 3.  Summary of Significant Accounting Policies

Risks and Uncertainties

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

Use of Estimates

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

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of June 30, 2010, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67%; a risk-free interest rate of 3.14% to 3.46%; and an expected life of 7.0 years.  In 2009 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 26.45% to 27.61%; a risk-free interest rate of 1.99% to 2.72%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten-year term and review of historical behavior.  The volatility was based on Bloomberg’s seven-year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No options vested during the three months ended June 30, 2010 and options to purchase 6,050 options vested during the three months ended March 31, 2009.  Expense is recognized ratably over the period required to vest.  There were 328,700 unvested options at January 1, 2010 with a fair value of $907,000 with $564,000 of that amount remaining to be recognized as expense.  At June 30, 2010, there were 456,000 unvested options with a fair value of $1.2 million with $677,000 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 672,000 options outstanding was $1,000, while the intrinsic value of the 215,604 exercisable (vested) was also $1,000.

Compensation expense of $78,000 and $120,000 was recognized during the three and six months ended June 30, 2010, respectively.  Compensation expense of $68,000 and $137,000 was recognized during the three and six months ended June 30, 2009, respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock options plan and convertible securities related trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three and six months ended June 30, 2010 and 2009, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore is not included in the EPS calculation.  For the three and six months ended June 30, 2010 and 2009, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The calculation of EPS for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(7,055)	$(5,435)	$(10,917)	$(9,195)

Weighted average shares outstanding	11,707	10,656	11,142	10,644

Net loss per share – basic and diluted	$(0.60)	$(0.51)	$(0.98)	$(0.86)

Recent Accounting Pronouncements

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

The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. We have adopted this guidance during the quarter ended June 30, 2010 and it did not have a material effect on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The FASB believes that this guidance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  We do not expect the adoption of this guidance to have a material effect on our financial position or results of operations.

Note 4:  Legal Proceedings

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

Note 5:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Note 6:  Comprehensive Loss

Total comprehensive loss, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, was $4.5 and $5.4 million, respectively for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, total comprehensive loss was $9.6 and $9.2 million, respectively.

Note 7:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	At June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$130,556	$4,628	$(1)	$135,183
Municipal securities	10,456	53	(775)	9,734
Corporate bonds	5,989	283	-	6,272
Agency bonds	18,992	120	-	19,112
Pooled Trust Preferred Securities	6,417	-	(3,319)	3,098
Other securities	131	2	(25)	108
Total securities available for sale	$172,541	$5,086	$(4,120)	$173,507

U.S. Government agencies	$2	$-	$-	$2
Other securities	144	12	-	156
Total securities held to maturity	$146	$12	$-	$158

	At December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$144,081	$2,686	$(1)	$146,766
Municipal securities	10,325	49	(851)	9,523
Corporate bonds	5,989	101	-	6,090
Agency bonds	18,991	-	(147)	18,844
Pooled Trust Preferred Securities	6,789	-	(2,863)	3,926
Other securities	281	-	(26)	255
Total securities available for sale	$186,456	$2,836	$(3,888)	$185,404

U.S. Government agencies	$2	$-	$-	$2
Other securities	153	10	-	163
Total securities held to maturity	$155	$10	$-	$165

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2010 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	10,034	10,092	114	126
After 5 years to 10 years	12,403	12,763	2	2
After 10 years	150,104	150,652	-	-
No stated maturity	-	-	30	30
Total	$172,541	$173,507	$146	$158

As of June 30, 2010 and December 31, 2009, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates.

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an OTTI exists but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the OTTI recognized in the income statement.  The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to all other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on pooled trust preferred securities in the amount of $223,000 and $372,000 were recognized during the three and six months ended June 30, 2010, respectively.  The Company realized gross losses due to impairment charges on pooled trust preferred securities of $176,000 and $199,000 for the three and six months ended June 30, 2009, respectively.

Temporarily impaired securities as of June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	At June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$-	$-	$31	$1	$31	$1
Municipal securities	3,364	81	3,686	694	7,050	775
Corporate bonds	-	-	-	-	-	-
Agency bonds	-	-	-	-	-	-
Trust Preferred Securities	-	-	2,940	3,319	2,940	3,319
Other securities	-	-	65	25	65	25
Total temporarily impaired securities	$3,364	$81	$6,722	$4,039	$10,086	$4,120

	At December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$60	$-	$32	$1	$92	$1
Municipal securities	3,573	131	3,412	720	6,985	851
Corporate bonds	-	-	-	-	-	-
Agency bonds	18,844	147	-	-	18,844	147
Trust Preferred Securities	-	-	3,926	2,863	3,926	2,863
Other securities	41	-	63	26	104	26
Total temporarily impaired securities	$22,518	$278	$7,433	$3,610	$29,951	$3,888

The impairment of the investment portfolio totaled $4.1 million with a total fair value of $10.1 million at June 30, 2010. The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at June 30, 2010. The unrealized losses on the municipal securities held in the available for sale portfolio has been caused by temporary declines in the value of these securities as a result of challenges facing local municipal entities in the current economic environment. We have reviewed the credit quality of the municipalities in this group and consider all unrealized losses to be temporary as of June 30, 2010. The unrealized loss on the remaining securities is due to reductions in market values resulting from changes in interest rates and is also considered temporary.

Note 8:  Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009

Commercial	$92,500	$88,926
Owner occupied	84,507	85,481
Total commercial	177,007	174,407

Consumer and residential	22,281	22,359
Commercial real estate	470,325	497,494
Total loans receivable	669,613	694,260
Less: Deferred loan fees	(525)	(442)
Less: Allowance for loan losses	(10,276)	(12,841)

Net loans receivable	$658,812	$680,977

The recorded investment in loans with a valuation allowance which are impaired in accordance with ASC 310, totaled $10.8 million and $43.5 million at June 30, 2010 and December 31, 2009, respectively. The amounts of related valuation allowances were $2.0 million and $7.1 million, respectively, at June 30, 2010 and December 31, 2009.  The recorded investment in loans without a valuation allowance which were impaired in accordance with ASC 310 totaled $79.5 million and $80.9 million at June 30, 2010 and December 31, 2009, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of June 30, 2010 and December 31, 2009, there were no troubled debt restructurings included in the loan portfolio.

As of June 30, 2010 and December 31, 2009, there were loans of approximately $51.8 million and $26.0 million, respectively, which were classified as non-accrual. There were no loans past due 90 days and accruing at June 30, 2010 and December 31, 2009.

Note 9:  Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	At June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$135,183	$-	$135,183	$-
Municipal securities	9,734	-	9,734	-
Corporate bonds	6,272	-	6,272	-
Agency bonds	19,112	-	19,112	-
Pooled Trust Preferred Securities	3,098	-	-	3,098
Other securities	108	-	108	-
Total fair value	$173,507	$-	$170,409	$3,098

	At December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$146,766	$-	$146,766	$-
Municipal securities	9,523	-	9,523	-
Corporate bonds	6,090	-	6,090	-
Agency bonds	18,844	-	18,844	-
Pooled Trust Preferred Securities	3,926	-	-	3,926
Other securities	255	-	255	-
Total fair value	$185,404	$-	$181,478	$3,926

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (dollars in thousands):

Significant Unobservable Inputs (Level 3)
Beginning Balance, January 1, 2010	$3,926
Unrealized losses arising during 2010	(456)
Impairment charge on Level 3 security	(372)
Ending balance, June 30, 2010	$3,098

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	At June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,733	$-	$-	$8,733
Other real estate owned	10,647	-	-	10,647
Total fair value	$19,380	$-	$-	$19,380

	At December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36,359	$-	$-	$36,359
Other real estate owned	13,611	-	-	13,611
Total fair value	$49,970	$-	$-	$49,970

The recorded investment in impaired loans with a valuation allowance totaled $10.8 million at June 30, 2010 and $43.5 million at December 31, 2009.  The amounts of related valuation allowances were $2.0 million and $7.1 million, respectively, at June 30, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2010 and December 31, 2009. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Estimates for longer term rates of deferral and defaults are based on historical averages based on a research report issued by Salomon Smith Barney in 2002. Default is defined as any instance when a regulator takes an active role in a bank’s operations under a supervisory action. This definition of default is distinct from failure. A bank is considered to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.  The rates of deferral and conditional default are estimated at a range of 0.03% to 0.37%.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at June 30, 2010 and December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month to 6-month forward looking curve plus 541 to 1,014 basis points.

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At June 30, 2010 these assets are carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009 (dollars in thousands).

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial Assets
Cash and cash equivalents	$15,388	$15,388	$55,618	$55,618
Investment securities available for sale	173,507	173,507	185,404	185,404
Investment securities held to maturity	146	158	155	165
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	658,812	656,847	680,977	674,581
Other real estate owned	10,647	10,647	13,611	13,611
Accrued interest receivable	3,555	3,555	3,957	3,957

Financial Liabilities
Deposits :
Demand, savings and money market	$493,595	$493,595	$505,640	$505,640
Time	311,616	310,745	377,254	379,090
Subordinated debt	22,476	15,717	22,476	14,609
Short-term borrowings	9,149	9,149	-	-
FHLB advances	-	-	25,000	25,291
Accrued interest payable	2,167	2,167	1,826	1,826

Off Balance Sheet financial instruments
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-Q for the quarter ended March 31, 2010 and other documents the Company files from time to time with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provision of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

Among other things, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, directs the Federal Deposit Insurance Corporation to redefine the base for deposit insurance assessments paid by banks (assessments will now be based on the average consolidated total assets less tangible equity of a financial institution), permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2012, increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insured deposits and requires the FDIC to take the necessary steps for the reserve ratio to reach the new minimum reserve ratio by September 30, 2020, imposes new capital requirements on bank and thrift holding companies, permits interest on demand deposits, imposes new restrictions on transactions between banks and thrifts and their affiliates and insiders, relaxes de novo branching and imposes additional requirements for interstate bank acquisitions and mergers.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as Republic, will continued to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on savings and loan holding companies and banks. The Dodd-Frank Act and resulting rules and regulations may impact the profitability of our business or change certain of our business practices, including our ability to offer new products, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased regulatory compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.

Public Offering of Common Stock

On June 24, 2010, in an underwritten public offering the Company sold 15 million shares of its common stock at $2.00 per share.  On July 22, 2010, as part of the underwriters’ over-allotment option, the Company sold 412,350 shares of its common stock at $2.00 per share  The aggregate net proceeds totaled approximately $28.9 million and will be used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its stores and adding new branches.

Financial Condition

Assets

Total assets decreased by $74.3 million to $934.3 million at June 30, 2010, compared to $1.0 billion at December 31, 2009. This decrease was driven by a $40.2 million decrease in cash and cash equivalents, $22.2 million decrease in net loans receivable, and an $11.9 million decrease in investment securities.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Gross loans decreased $24.7 million, to $669.1 million at June 30, 2010, compared to $693.8 million at December 31, 2009.  This decrease is reflective of the Company’s continuing effort to reduce exposure to commercial real estate and strengthen the credit quality of the loan portfolio.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit, which was approximately $13.8 million at June 30, 2010.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $173.5 million at June 30, 2010, compared to $185.4 million at year-end 2009.  The decrease of $11.9 million was attributable to principal and interest paydowns on mortgage-backed securities held in the investment portfolio.  At June 30, 2010, the portfolio had a net unrealized gain of $967,000 compared to a net unrealized loss of $1.1 million at December 31, 2009.

       Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At June 30, 2010 and December 31, 2009, securities held to maturity totaled $146,000 and $155,000, respectively.

Restricted Stock

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain stock in FHLB in proportion to its outstanding FHLB advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both June 30, 2010 and December 31, 2009, the investment in FHLB stock totaled $6.7 million.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a rarely used contingency line of credit.  At both June 30, 2010 and December 31, 2009, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $40.2 million, to $15.4 million at June 30, 2010, from $55.6 million at December 31, 2009.  This decrease was caused by the reduction in deposit balances during the first six months of 2010.

Fixed Assets

The balance in premises and equipment, net of accumulated depreciation, was $23.8 million at June 30, 2010, compared to $24.5 million at December 31, 2009.

Other Real Estate Owned

Other real estate owned decreased to $10.6 million at June 30, 2010, compared to $13.6 million at December 31, 2009, primarily due to the sale of two properties totaling $2.7 million during the first quarter of 2010.

Bank Owned Life Insurance

The balance of bank owned life insurance amounted to $12.5 million at June 30, 2010 and $12.4 million at December 31, 2009. The income earned on these policies is reflected in non-interest income.

Other Assets

Other assets increased by $4.0 million to $29.2 million at June 30, 2010, from $25.2 million at December 31, 2009 due to an increase in the current tax asset balances caused by the operating net loss recorded during the six months ended June 30, 2010.

Included in other assets at June 30, 2010 are current tax assets of $10.6 million and deferred tax assets of $5.2 million. Deferred tax assets are recognized based on differences between financial statement carrying amounts and the tax bases of certain assets and liabilities. A significant component of the deferred tax asset is driven by the allowance for loan losses recorded for financial reporting purposes which is not currently deductible for federal income tax reporting purposes. The Company regularly reviews deferred tax assets for recoverability based on a history of earnings, expectations for future earnings and expected reversals of temporary differences and believes the deferred tax assets recorded at June 30, 2010 are fully realizable. The Company has the ability to carry-back all net operating losses (“NOLs”) recognized for federal income tax purposes through the period ended December 31, 2009.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $77.7 million to $805.2 million at June 30, 2010 from $882.9 million at December 31, 2009 mainly due to the maturity of several high cost time deposit balances which were not renewed.

Short-Term Borrowings and FHLB Advances

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had no FHLB advance amounts outstanding at June 30, 2010.  Republic had a $25.0 million FHLB advance outstanding at December 31, 2009.  At June 30, 2010 and December 31, 2009 Republic had $9.1 million and $0 in short-term borrowings (overnight), respectively.

Subordinated Debt

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at June 30, 2010 and December 31, 2009.

Shareholders’ Equity

Total shareholders’ equity increased $18.5 million to $88.8 million at June 30, 2010, compared to $70.3 million at December 31, 2009, primarily due to $28.1 million of net proceeds from the June 2010 common stock offering and a $1.3 million other comprehensive gain related to the Company’s investment securities portfolio, partially offset by a $10.9 million net loss recorded during the six months ended June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to June 30, 2009

The Company reported a net loss of $7.1 million, or $0.60 per share, for the three months ended June 30, 2010, as compared to a net loss of $5.4 million, or $0.51 per share, for the three months ended June 30, 2009.  The net loss recorded during the second quarter 2010 was a result of a $10.8 million loan loss provision necessary to cover the asset quality concerns related to the commercial real estate loan portfolio.

Net interest income for the three months ended June 30, 2010 increased $719,000 as compared to the three months ended June 30, 2009.  During this same period, interest income decreased $701,000, or 6.4%, due to a 45 basis point decrease on average interest earning assets, and interest expense decreased $1.4 million, or 34.3%, due to a 77 basis point decrease in the rate on average interest-bearing deposits outstanding and a 46 basis point decrease in the rate on borrowings outstanding.

Non-interest income decreased $128,000 to $254,000 during the three months ended June 30, 2010 as compared to $382,000 during the three months ended June 30, 2009. Non-interest expenses increased $734,000 to $8.0 million during the three months ended June 30, 2010 as compared to $7.2 million during the three months ended June 30, 2009. Return on average assets and average equity from continuing operations were (2.96)% and (39.55)% respectively, during the three months ended June 30, 2010 compared to (2.36)% and (28.88)% respectively for the same period in 2009.

Six Months Ended June 30, 2010 Compared to June 30, 2009

The Company reported a net loss of $10.9 million, or $0.98 per share, for the six months ended June 30, 2010, as compared to a net loss of $9.2 million, or $0.86 per share, for the six months ended June 30, 2009.  The net loss recorded during the six months ended June 30, 2010 was a result of a $16.3 million loan loss provision necessary to cover the asset quality concerns related to the commercial real estate loan portfolio.

Net interest income for the six months ended June 30, 2010 increased $1.3 million as compared to the six months ended June 30, 2009.  During this same period, interest income decreased $1.4 million, or 6.3%, due to a 46 basis point decrease on average interest earning assets, and interest expense decreased $2.7 million, or 31.7%, primarily due to a 79 basis point decrease in the rate on average interest-bearing deposits outstanding.

Non-interest income decreased $305,000 to $729,000 during the six months ended June 30, 2010 as compared to $1.0 million during the six months ended June 30, 2009. Non-interest expenses increased $654,000 to $16.4 million during the six months ended June 30, 2010 as compared to $15.7 million during the six months ended June 30, 2009. Return on average assets and average equity from continuing operations were (2.28)% and (30.99)% respectively, during the six months ended June 30, 2010 compared to (2.02)% and (24.05)% respectively for the same period in 2009.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  All yields are adjusted for tax equivalency.

Average Balances and Net Interest Income

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$23,751	$16	0.27%	$31,005	$19	0.25%
Investment securities and restricted stock	183,421	1,602	3.49%	86,230	1,109	5.14%
Loans receivable	679,889	8,675	5.12%	747,725	9,863	5.29%
Total interest-earning assets	887,061	$10,293	4.65%	864,960	10,991	5.10%
Other assets	69,564			58,404
Total assets	$956,625			$923,364

Interest-earning liabilities:
Demand – non-interest bearing	$118,223			$81,046
Demand – interest bearing	63,277	$125	0.79%	44,487	$75	0.68%
Money market & savings	321,689	912	1.14%	281,368	1,374	1.96%
Time deposits	329,699	1,239	1.51%	383,161	2,180	2.28%
Total deposits	832,888	2,276	1.10%	790,062	3,629	1.84%
Total interest-bearing deposits	714,665	2,276	1.28%	709,016	3,629	2.05%
Other borrowings	46,507	447	3.86%	47,690	514	4.32%
Total interest-bearing liabilities	761,172	2,723	1.43%	$756,706	$4,143	2.20%
Total deposits and other borrowings	879,395	2,723	1.24%	837,752	4,143	1.98%
Non interest-bearing other liabilities	5,681			10,127
Shareholder’s equity	71,549			75,485
Total liabilities and shareholder’s equity	$956,625			$923,364
Net interest income (2)		$7,570			$6,848
Net interest spread			3.22%			2.90%
Net interest margin (2)			3.42%			3.18%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis. Net interest income has been increased over the financial statement amount by $59,000 and $56,000 for the three months ended June 30, 2010 and 2009, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates (dollars in thousands).

	For the three months ended June 30, 2010			For the six months ended June 30, 2010
	Volume Increase/ (Decrease)	Rate Change	Total Increase/ (Decrease)	Volume Increase/ (Decrease)	Rate Change	Total Increase/ (Decrease)
Interest earned:
Federal funds sold and other interest-earning assets	$(5)	$2	$(3)	$8	$6	$14
Securities	847	(354)	493	1,732	(713)	1,019
Loans	(866)	(322)	(1,188)	(1,974)	(445)	(2,419)
Total interest-earning assets	(24)	(674)	(698)	(234)	(1,152)	(1,386)

Interest expense:
Deposits
Interest-bearing demand deposits	(37)	(13)	(50)	(48)	(19)	(67)
Money market and savings	(114)	576	462	(378)	891	513
Time deposits	201	740	941	335	1,702	2,037
Total deposit interest expense	50	1,303	1,353	(91)	2,574	2,483
Other borrowings	11	56	67	395	(214)	181
Total interest expense	61	1,359	1,420	304	2,360	2,664
Net interest income	$37	$685	$722	$70	$1,208	$1,278

The Company’s tax equivalent net interest margin increased 24 basis points to 3.42% for the three months ended June 30, 2010, compared to 3.18% for the comparable prior year period.  For the six months ended June 30, 2010, the Company’s tax equivalent net interest margin increased 20 basis points to 3.40%.

While yields on interest-earning assets decreased 45 basis points to 4.65% during the three months ended June 30, 2010 and 46 basis points to 4.70% during the six months ended June 30, 2010, as compared to the same prior year periods, the rate on total deposits and other borrowings decreased 74 and 73 basis points, respectively, during these same periods. The decrease in yields on assets was primarily due to repricing of investment securities as well as additional loans transitioning to non-accrual status.  The decrease in rates on deposits and borrowings was primarily due to repricing of time deposits and money market and savings deposits over the last twelve months as the Company continues to focus its strategy of gathering low-cost core deposits.

The Company’s tax equivalent net interest income increased $722,000, or 10.5%, to $7.6 million for the three months ended June 30, 2010, and increased $1.3 million, or 9.3%, to $15.0 million for the six months ended June 30, 2010, as compared to the same prior year periods. As shown in the Rate Volume table above, the increases in net interest income were due primarily to a decrease in rates on time deposits and money market and savings deposits.

The Company’s total tax equivalent interest income decreased $698,000 or 6.4%, to $10.3 million for the three months ended June 30, 2010, and decreased $1.4 million or 6.3%, to $20.8 million, for the six months ended June 30, 2010, as compared to the same prior year periods.  Interest and fees on loans decreased $1.2 million, or 12.0%, to $8.7 million for the three months ended June 30, 2010, and decreased $2.4 million, or 12.2%, to $17.4 million for the six months ended June 30, 2010, as compared to the same prior year periods.  The decreases were due primarily to the overall decrease in average loans outstanding as a result of the Company’s effort to reduce its concentrations of commercial real estate loans.  Tax equivalent interest and dividends on investment securities increased $493,000 to $1.6 million for the three months ended June 30, 2010 and $1.0 million to $3.3 million for the six months ended June 30, 2010, as compared to the same prior year periods. The increases were driven by an increase in average investment securities due to strong growth in core deposits over the last twelve months.

The Company’s total interest expense decreased $1.4 million, or 34.3%, to $2.7 million for the three months ended June 30, 2010, and $2.7 million, or 31.7%, to $5.7 million for the six months ended June 30, 2010, as compared to the same prior year periods. Interest-bearing liabilities averaged $761.2 million and $763.9 million for the three and six months ended June 30, 2010, respectively, compared to $756.7 million and $754.0 million for the three and six months ended June 30, 2009, respectively. The increases during these periods were primarily due to growth in average demand deposits and average money market and savings deposits as the Company shifted its focus toward the gathering of low-cost core deposits. Average deposit balances increased $42.8 million and $72.5 million during the three and six months ended June 30, 2010, respectively, while average other borrowings decreased $1.2 million and $20.1 million during these same periods. The average rate paid on interest-bearing liabilities decreased 77 basis points to 1.43% for the three months ended June 30, 2010 and 73 basis points to 1.52% for the six months ended June 30, 2010. Interest expense on time deposit balances decreased $941,000 and $2.0 million during the three and six months ended June 30, 2010, respectively, as compared to the same prior year periods, primarily reflecting lower rates.  Money market and savings interest expense decreased to $462,000 and $513,000 during the three and six months ended June 30, 2010, respectively, as compared to the same prior year periods. The majority of the decrease in interest expense on deposits reflected the impact of the repricing of time deposits and money market and savings deposits over the last twelve months. Accordingly, rates on total interest-bearing deposits decreased 77 and 79 basis points during the three and six months ended June 30, 2010 as compared to the same prior year periods.

Interest expense on other borrowings decreased $67,000 to $447,000 during the three months ended June 30, 2010, primarily as a result of the maturity of $25.0 million of FHLB borrowings in June 2010, which were replaced with lower cost overnight borrowings.  Interest expense on other borrowings decreased $181,000 to $936,000 during the six months ended June 30, 2010, primarily as a result of lower average balances.  The average balances of other borrowings during the three and six months ended June 30, 2010, decreased $1.2 million, or 2.5%, and $20.1 million, or 29.7%, respectively. Interest expense on other borrowings also includes the impact of $22.5 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $10.8 million for the three months ended June 30, 2010 compared to $8.3 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, the provision for loan losses amounted to $16.3 million and $13.1 million, respectively.

The provisions recorded in 2010 and 2009 were primarily driven by the ongoing impact of the challenging economic environment.  The Company continues to thoroughly examine and monitor all aspects of the loan portfolio to ensure that all credit quality issues have been appropriately addressed.

The $10.8 million provision recorded during the second quarter 2010 was primarily a result of the strategy that the Company has elected to employ with five lending relationships. Each of these relationships involve loans for development projects classified in the Commercial Real Estate loan portfolio and account for approximately 84% of the provision recorded during the current period. These five relationships include the construction or refurbishment of existing properties into residential or commercial condominium units. The projects are in varying stages of development ranging from initial start-up to nearly complete.

The loan loss provision was calculated based on events that transpired during the quarter ended June 30, 2010. One of the relationships entered into bankruptcy proceedings during the second quarter 2010. Another relationship was determined to be supported by fraudulent financial statements resulting in immediate legal proceedings during the current period to recover any available assets from the borrower. The remaining three relationships have been impacted by reduced consumer demand for condominiums which has significantly reduced the estimated value of our collateral.

Due to reduced demand in the condominium market place some borrowers have elected to lease completed units to generate cash flow. Under these circumstances certain loans could have been restructured to maintain a performing status. However, management has chosen to enforce the existing terms of these loans and actively pursue resolution to the significant credit concerns in the existing loan portfolio. The Company believes that this strategy will significantly minimize the potential for future additional losses that would have resulted if aggressive action had not been taken.

Non-Interest Income

Total non-interest income decreased $128,000 to $254,000 for the three months ended June 30, 2010, compared to $382,000 for the three months ended June 30, 2009, primarily due to an $114,000 decrease in service fees on deposit accounts.  For the six months ended June 30, 2010, total non-interest income decreased $305,000 to $729,000, compared to $1.0 million for the six months ended June 30, 2009 as impairment charges on investment securities and decreases in both loan fees and service fees on deposit accounts were partially offset by gains on the sale of other real estate owned.

Non-Interest Expenses

Total non-interest expenses increased $734,000 to $8.0 million for the three months ended June 30, 2010, compared to $7.2 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, total non-interest expenses increased $654,000 to $16.4 million, compared to $15.7 million for the six months ended June 30, 2009. The increase in total non-interest expenses for the three months ended June 30, 2010 included $397,000 of write-downs on other real estate owned.  The increase in total non-interest expense for the six months ended June 30, 2010 was primarily due to future branch development costs that were charged off as a result of the termination of the merger agreement with Metro Bancorp, Inc. (see Note 1.  Basis of Presentation).

Benefit for Income Taxes

The benefit for income taxes increased $1.0 million, to a $3.9 million benefit for the three months ended June 30, 2010, compared to a $2.9 million benefit for the three months ended June 30, 2009.  The benefit for income taxes increased $1.2 million, to a $6.0 million benefit for the six months ended June 30, 2010, compared to a $4.9 million benefit for the six months ended June 30, 2009.  The increases during these periods were the direct result of the increase in the operating losses incurred during those periods.  The effective tax rates for the three-month periods ended June 30, 2010 and 2009 were 36% and 34%, respectively, and for the six month periods ended June 30, 2010 and 2009 were 36% and 35%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $71.1 million and $68.6 million and standby letters of credit of approximately $3.7 million at both June 30, 2010 and December 31, 2009.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $71.1 million of commitments to extend credit at June 30, 2010 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at June 30, 2010, and December 31, 2009 (dollars in thousands):

	Actual		For Capital Adequacy purposes		To be well capitalized under FDIC capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2010
Total risk based capital
Republic	$94,289	12.09%	$62,412	8.00%	$78,015	10.00%
Company	110,109	14.07%	62,610	8.00%	-	-
Tier one risk based capital
Republic	84,531	10.84%	31,206	4.00%	46,809	6.00%
Company	100,320	12.82%	31,305	4.00%	-	-
Tier one leveraged capital
Republic	84,531	8.95%	37,772	4.00%	47,214	5.00%
Company	100,320	10.59%	37,880	4.00%	-	-

At December 31, 2009
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company	102,527	13.14%	62,399	8.00%	-	-
Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company	92,739	11.89%	31,200	4.00%	-	-
Tier one leveraged capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company	92,739	9.36%	39,640	4.00%	-	-

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $15.4 million at June 30, 2010, compared to $55.6 million at December 31, 2009. Loan maturities and repayments are another source of asset liquidity. At June 30, 2010, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending December 31, 2010. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2010, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $74.8 million. Certificates of deposit scheduled to mature in one year totaled $303.6 million at June 30, 2010. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank. The Company has established a line of credit with the FHLB of Pittsburgh with a current maximum borrowing capacity of approximately $308.2 million. As of June 30, 2010 and December 31, 2009, the Company had outstanding term borrowings of $0 and $25.0 million with FHLB, respectively.  The Company had $7.4 million and $0 in FHLB short-term borrowings at June 30, 2010 and December 31, 2009, respectively. This FHLB advance matured June 2010.  The Company has also established a contingency line of credit of $10.0 million with ACBB to assist in managing its liquidity position. The Company had $1.8 million and $0 outstanding against the ACBB line of credit at June 30, 2010 and December 31, 2009, respectively.

Investment Securities Portfolio

At June 30, 2010, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S. Government Agency bonds, U.S Government Agency issued mortgage-backed securities, which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust-preferred securities.  Available-for-sale securities totaled $173.5 million and $185.4 million as of June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010 and December 31, 2009, the portfolio had net unrealized gains of $967,000 and net unrealized losses of $1.1 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $13.8 million at June 30, 2010.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2010	December 31 2009
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	51,812	26,034
Total non-performing loans (1)	51,812	26,034
Other real estate owned	10,647	13,611

Total non-performing assets (1)	$62,459	$39,645

Non-performing loans as a percentage of total loans, net of unearned income (1)	7.74%	3.75%
Non-performing assets as a percentage of total assets	6.69%	3.93%
(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans increased $25.8 million, to $51.8 million at June 30, 2010, from $26.0 million at December 31, 2009, as a result of loans entering non-accrual status, partially offset by charge-offs and transfers to other real estate owned.  During the six months ended June 30, 2010, $46.3 million of loans entered non-accrual status.  Charge-offs totaling $18.9 million were recorded during this period, loans totaling $663,000 were transferred to other real estate owned and a pay-down of $1.0 million also occurred during this period.  During the three months ended June 30, 2010, $30.4 million of loans entered non-accrual status. As a result of the strategy taken by management related to non-performing loans, charge-offs totaling $14.3 million were recorded the second quarter 2010. In addition, a pay-down of $1.0 million also occurred during this period.  Management believes that all significant credit quality concerns that exist in the loan portfolio have been addressed at this time.  Charge-offs totaling $14.3 million were recorded and a pay-down of $1.0 million also occurred during this period.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $157,000 and $13.4 million at June 30, 2010 and December 31, 2009, respectively; and (ii) 60 to 89 days past due, at June 30, 2010 and December 31, 2009, in the aggregate principal amount of $11.6 million and $23.7 million, respectively.

Other Real Estate Owned

The balance of other real estate owned decreased by $3.0 million at June 30, 2010 from $13.6 million at December 31, 2009 primarily due to the sale of two properties totaling $2.7 million.

At June 30, 2010, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2010, and 2009, and the twelve months ended December 31, 2009 is as follows (dollars in thousands):

	For the six months ended June 30, 2010	For the twelve months ended December 31, 2009	For the six months ended June 30, 2009
Balance at beginning of period	$12,841	$8,409	$8,409
Charge-offs:
Commercial	19,036	9,764	5,417
Consumer	42	6	6
Total charge-offs	19,078	9,770	5,423
Recoveries:
Commercial	263	-	-
Consumer	-	2	1
Total recoveries	263	2	1

Net charge-offs	18,815	9,768	5,422
Provision for loan losses	16,250	14,200	13,050
Balance at end of period	$10,276	$12,841	$16,037
Average loans outstanding(1)	$681,857	$736,647	$759,080

As a percent of average loans:(1)
Net charge-offs	5.56%	1.33%	1.44%
Provision for loan losses	4.81%	1.93%	3.47%
Allowance for loan losses	1.51%	1.74%	2.11%
Allowance for loan losses to:
Total loans, net of unearned income	1.54%	1.85%	2.14%
Total non-performing loans	19.83%	49.32%	101.10%

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

The Company instituted a loan review program in 2009, which monitors the loan portfolio and the Company’s borrowers on an ongoing basis. Loan review is conducted by a loan review officer who reports directly to the board of directors on a quarterly basis with the findings of the review.

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at June 30, 2010. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The allocation is accordingly based upon historical experience.

Recent Accounting Pronouncements

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

The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. We have adopted this guidance during the quarter ended June 30, 2010 and it did not have a material effect on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The FASB believes that this guidance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  We do not expect the adoption of this guidance to have a material effect on our financial position or results of operations.

Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  Management believes that the most significant impact of inflation on its financial results is through the Company’s need and ability to react to changes in interest rates.  Management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one-year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

       The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

       The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended June 30, 2010.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  The risk factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 through April 30, 2010	24,489	$4.08	-	-
May 1 through May 31, 2010	-	-	-	-
June 1 through June 30, 2010	-	-	-	-
Total	24,489	$4.08	-	-

(a)	Purchased shares to fund Deferred Compensation plan

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for quarterly reports on Form 10-Q).

Exhibit No.

Exhibit Number	Description	Manner of Filing

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp., Inc.	Incorporated by reference to Form 8-K on May 13, 2010
10.1	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank	Incorporated by reference to Form 8-K filed on May 4, 2010

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: August 6, 2010	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro,
Senior Vice President and Chief Financial Officer