Form 10-Q
period 2010-09-30
REPUBLIC FIRST BANCORP INC
filed 2010-11-08
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [   ]   NO[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-Accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [  ]  NO  [X]

As of November 5, 2010, there were 25,965,443 shares of Issuer’s Common Stock issued and outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(dollars in thousands, except share data)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$9,420	$10,864
Interest bearing deposits with banks	74,992	36,007
Federal funds sold	1,397	8,747
Cash and cash equivalents	85,809	55,618

Investment securities available for sale, at fair value	149,561	185,404
Investment securities held to maturity, at amortized cost (fair value of $159 and $165, respectively)	147	155
Restricted stock, at cost	6,836	6,836
Loans receivable (net of allowance for loan losses of $10,889 and $12,841, respectively)	625,071	680,977
Premises and equipment, net	25,536	24,490
Other real estate owned, net	10,647	13,611
Accrued interest receivable	3,340	3,957
Bank owned life insurance	12,519	12,373
Other assets	27,191	25,221
Total Assets	$946,657	$1,008,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$111,908	$125,618
Demand – interest bearing	62,537	52,919
Money market and savings	335,045	327,103
Time less than $100,000	119,211	144,622
Time over $100,000	196,433	232,632
Total Deposits	825,134	882,894
Short-term borrowings	-	-
FHLB Advances	-	25,000
Accrued interest payable	2,030	1,826
Other liabilities	6,856	6,182
Subordinated debt	22,476	22,476
Total Liabilities	856,496	938,378

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of September 30, 2010 and December 31, 2009	-	-
Common stock par value $0.01 per share, 50,000,000 shares authorized; shares issued 26,494,288 as of September 30, 2010 and 11,081,938 as of December 31, 2009	265	111
Additional paid in capital	105,942	77,086
Accumulated deficit	(13,299)	(2,450)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(709)
Accumulated other comprehensive income/(loss)	1,161	(675)
Total Shareholders’ Equity	90,161	70,264
Total Liabilities and Shareholders’ Equity	$946,657	$1,008,642

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(dollars in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$8,766	$9,705	$26,200	$29,558
Interest and dividends on taxable investment securities	1,390	871	4,367	2,843
Interest and dividends on tax-exempt investment securities	111	109	333	325
Interest on federal funds sold and other interest-earning assets	4	28	40	50
Total interest income	10,271	10,713	30,940	32,776

Interest expense:
Demand- interest bearing	119	78	326	218
Money market and savings	839	1,366	2,801	3,841
Time less than $100,000	569	1,035	1,944	3,395
Time over $100,000	530	928	1,799	3,249
Other borrowings	293	501	1,229	1,618
Total interest expense	2,350	3,908	8,099	12,321
Net interest income	7,921	6,805	22,841	20,455
Provision for loan losses	700	150	16,950	13,200
Net interest income after provision for loan losses	7,221	6,655	5,891	7,255

Non-interest income:
Loan advisory and servicing fees	146	91	299	381
Service fees on deposit accounts	296	305	829	970
Gain on sale of other real estate owned	-	-	246	-
Bank owned life insurance income	44	62	146	194
Total other-than-temporary impairments	155	(88)	(673)	(215)
Portion recognized in other comprehensive income (before taxes)	(155)	(154)	301	(226)
Net other-than-temporary impairments	-	(242)	(372)	(441)
Other non-interest income	35	34	102	180
Total non-interest income	521	250	1,250	1,284

Non-interest expenses:
Salaries and employee benefits	3,192	3,094	9,110	9,727
Occupancy	751	811	3,247	2,250
Depreciation and amortization	529	460	1,497	1,168
Legal	476	82	1,429	762
Write down of other real estate owned	-	105	885	1,424
Other real estate owned	165	83	232	235
Advertising	104	68	199	126
Data processing	196	148	649	630
Insurance	209	154	744	482
Professional fees	477	340	1,367	1,296
Regulatory assessments and costs	530	312	1,603	1,079
Taxes, other	238	246	681	744
Other operating expenses	851	797	2,433	2,481
Total non-interest expense	7,718	6,700	24,076	22,404

Income (loss) before (benefit) provision for income taxes	24	205	(16,935)	(13,865)
(Benefit) provision for income taxes	(44)	20	(6,086)	(4,855)
Net income (loss)	$68	$185	$(10,849)	$(9,010)

Net income (loss) per share:
Basic	$-	$0.02	$(0.67)	$(0.85)
Diluted	$-	$0.02	$(0.67)	$(0.85)

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(10,849)	$(9,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	16,950	13,200
Write downs on other real estate owned	885	1,424
Gain on sale of other real estate owned	(246)	-
Depreciation and amortization	1,497	1,168
Deferred compensation plan distributions and transfers	-	839
Share based compensation	198	207
Impairment charges on investment securities	372	441
Amortization of premiums/(discounts) on investment securities	43	(161)
Increase in value of bank owned life insurance	(146)	(194)
Increase in accrued interest receivable and other assets	(2,248)	(4,000)
Increase (decrease) in accrued interest payable and other liabilities	878	(147)
Net cash provided by operating activities	7,334	3,767

Cash flows from investing activities
Purchases of investment securities:
Available for sale	-	(29,985)
Proceeds from maturities and calls of investment securities:
Available for sale	38,159	12,428
Held to maturity	8	38
Net decrease in loans	38,293	60,348
Net proceeds from sale of other real estate owned	2,988	361
Premises and equipment expenditures	(2,543)	(11,688)
Net cash provided by investing activities	76,905	31,502

Cash flows from financing activities
Net proceeds from stock offering	28,812	-
Net proceeds from exercise of stock options	-	166
Stock purchases for deferred compensation plans	(100)	-
Net increase in demand, money market and savings deposits	3,850	97,045
Net decrease in time deposits	(61,610)	(12,574)
Net decrease in other borrowings	(25,000)	-
Net increase/(decrease) in short term borrowings	-	(77,309)
Net cash (used in) provided by financing activities	(54,048)	7,328

Net increase in cash and cash equivalents	30,191	42,597
Cash and cash equivalents, beginning of period	55,618	34,418
Cash and cash equivalents, end of period	$85,809	$77,015

Supplemental disclosure:
Interest paid	$7,895	$11,933
Non-cash transfers from loans to other real estate owned	663	4,052

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009
(dollars in thousands, except share data)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264
Net loss			(10,849)				(10,849)
Other comprehensive income, net of tax:
Unrealized gain on securities (pre-tax $2,493)						1,598	1,598
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							1,836
Total comprehensive loss							(9,013)
Shares issued under common stock offering (15,412,350 shares)	154	28,658					28,812
Stock-based compensation		198					198
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
Balance September 30, 2010	$265	$105,942	$(13,299)	$(3,099)	$(809)	$1,161	$90,161

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance January 1, 2009	$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327
Net loss			(9,010)				(9,010)
Other comprehensive income, net of tax:
Unrealized gain on securities (pre-tax $1,515)						971	971
Reclassification adjustment for impairment charge (pre-tax $441)						283	283
							1,254
Total comprehensive loss							(7,756)
Cumulative effect adjustment:
Reclassify non-credit component of previously recognized OTTI			388			(388)	-
Stock-based compensation		207					207
Options exercised (34,287 shares)	1	165					166
Deferred compensation plan distribution					839		839
Balance September 30, 2009	$111	$77,001	$(167)	$(3,099)	$(538)	$(525)	$72,783

(See notes to unaudited consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a corporation incorporated under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic”) which does business under the name Republic Bank.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

Note 2.  Common Stock Offering

On June 24, 2010, in an underwritten public offering the Company sold 15 million shares of common stock at $2.00 per share.  The gross proceeds of $30.0 million were reduced for $1.4 million of underwriting expenses, $379,000 in legal expenses, and $82,000 in other expenses. On July 22, 2010, the Company sold an additional 412,350 shares of common stock at $2.00 per share when the underwriters exercised their over-allotment option to purchase additional shares related to the underwritten public offering of June 24, 2010.  The gross proceeds of $825,000 were reduced for $54,000 in underwriting expenses and $63,000 in other expenses.  The net proceeds of approximately $28.8 million from the offering are being used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its existing stores and adding new stores.

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

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of September 30, 2010, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67% to 37.37%; a risk-free interest rate of 2.06% to 3.46%; and an expected life of 7.0 years.  In 2009 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 21.58% to 27.61%; a risk-free interest rate of 1.99% to 3.31%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten-year term and review of historical behavior.  The volatility was based on Bloomberg’s seven-year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  No options vested during the three months ended September 30, 2010 and the three months ended September 30, 2009.  No options vested during the nine months ended September 30, 2010 and options to purchase 6,050 shares vested during the nine months ended September 30, 2009.  Expense is recognized ratably over the period required to vest.  There were 328,700 unvested options at January 1, 2010 with a fair value of $907,000 with $564,000 of that amount remaining to be recognized as expense.  At September 30, 2010, there were 449,350 unvested options with a fair value of $1.2 million with $604,000 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 664,954 options outstanding was $2,000, while the intrinsic value of the 215,604 exercisable (vested) options was also $2,000.

Compensation expense of $78,000 and $198,000 was recognized during the three and nine months ended September 30, 2010, respectively.  Compensation expense of $70,000 and $207,000 was recognized during the three and nine months ended September 30, 2009, respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three months ended September 30, 2010 and 2009, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.  For the nine months ended September 30, 2010 and 2009, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The calculation of EPS for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$68	$185	$(10,849)	$(9,010)

Weighted average shares outstanding	25,871	10,656	16,109	10,651

Net income (loss) per share – basic and diluted	$-	$0.02	$(0.67)	$(0.85)

Recent Accounting Pronouncements

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

Note 6:  Comprehensive Income/(Loss)

Total comprehensive income, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, was $610,000 and $1.4 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, total comprehensive loss was $9.0 million and $7.8 million, respectively.

Note 7:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	At September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$124,689	$4,757	$-	$129,446
Municipal securities	10,522	253	(436)	10,339
Corporate bonds	5,990	421	-	6,411
Agency bonds	-	-	-	-
Pooled Trust Preferred Securities	6,417	-	(3,164)	3,253
Other securities	131	5	(24)	112
Total securities available for sale	$147,749	$5,436	$(3,624)	$149,561

U.S. Government agencies	$2	$-	$-	$2
Other securities	145	12	-	157
Total securities held to maturity	$147	$12	$-	$159

	At December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$144,081	$2,686	$(1)	$146,766
Municipal securities	10,325	49	(851)	9,523
Corporate bonds	5,989	101	-	6,090
Agency bonds	18,991	-	(147)	18,844
Pooled Trust Preferred Securities	6,789	-	(2,863)	3,926
Other securities	281	-	(26)	255
Total securities available for sale	$186,456	$2,836	$(3,888)	$185,404

U.S. Government agencies	$2	$-	$-	$2
Other securities	153	10	-	163
Total securities held to maturity	$155	$10	$-	$165

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2010 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	32	34	115	127
After 5 years to 10 years	3,408	3,855	2	2
After 10 years	144,309	145,672	-	-
No stated maturity	-	-	30	30
Total	$147,749	$149,561	$147	$159

As of September 30, 2010 and December 31, 2009, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates.

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an OTTI exists but the investor does not intend to sell the debt security and it is not more likely than not that the investor will be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the OTTI recognized in the income statement.  The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to all other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on pooled trust preferred securities in the amount of $0 and $372,000 were recognized during the three and nine months ended September 30, 2010, respectively.  The Company realized gross losses due to impairment charges on pooled trust preferred securities of $242,000 and $441,000 for the three and nine months ended September 30, 2009, respectively.

Temporarily impaired securities as of September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	At September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$-	$-	$31	$-	$31	$-
Municipal securities	-	-	4,133	436	4,133	436
Corporate bonds	-	-	-	-	-	-
Agency bonds	-	-	-	-	-	-
Trust Preferred Securities	-	-	3,253	3,164	3,253	3,164
Other securities	-	-	66	24	66	24
Total temporarily impaired securities	$-	$-	$7,483	$3,624	$7,483	$3,624

	At December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$60	$-	$32	$1	$92	$1
Municipal securities	3,573	131	3,412	720	6,985	851
Corporate bonds	-	-	-	-	-	-
Agency bonds	18,844	147	-	-	18,844	147
Trust Preferred Securities	-	-	3,926	2,863	3,926	2,863
Other securities	41	-	63	26	104	26
Total temporarily impaired securities	$22,518	$278	$7,433	$3,610	$29,951	$3,888

The impairment of the investment portfolio totaled $3.6 million with a total fair value of $7.5 million at September 30, 2010. The unrealized loss for the bank pooled trust preferred securities was primarily due to the secondary market for such securities becoming inactive and is considered temporary at September 30, 2010. The unrealized losses on the municipal securities held in the available for sale portfolio has been caused by temporary declines in the value of these securities as a result of challenges facing local municipal entities in the current economic environment. We have reviewed the credit quality of the municipalities in this group and consider all unrealized losses to be temporary as of September 30, 2010. The unrealized loss on the remaining securities is due to reductions in market values resulting from changes in interest rates and is also considered temporary.

Note 8:  Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009

Commercial	$79,118	$88,926
Owner occupied	72,723	85,481
Total commercial	151,841	174,407

Consumer and residential	22,491	22,359
Commercial real estate	462,049	497,494
Total loans receivable	636,381	694,260
Less: Deferred loan fees	(421)	(442)
Less: Allowance for loan losses	(10,889)	(12,841)

Net loans receivable	$625,071	$680,977

The recorded investment in loans with a valuation allowance, which are impaired in accordance with ASC 310, totaled $13.0 million and $43.5 million at September 30, 2010 and December 31, 2009, respectively. The amounts of related valuation allowances were $2.0 million and $7.1 million, respectively, at September 30, 2010 and December 31, 2009.  The recorded investment in loans without a valuation allowance which were impaired in accordance with ASC 310 totaled $77.0 million and $80.9 million at September 30, 2010 and December 31, 2009, respectively.  Impaired loans without a valuation allowance are backed by adequate collateral to support the carrying value or have been written down to the current fair value.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

As of September 30, 2010 and December 31, 2009, management had not identified any troubled debt restructurings in the loan portfolio.  The Company is currently evaluating the guidance issued under the recent Exposure Draft on Troubled Debt Restructurings issued by the FASB.

As of September 30, 2010 and December 31, 2009, there were loans of approximately $46.5 million and $26.0 million, respectively, which were classified as non-accrual. At September 30, 2010 there were four loans, totaling $1.8 million, past due 90 days and accruing.  There were no loans past due 90 days and accruing at December 31, 2009.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	At September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$129,446	$-	$129,446	$-
Municipal securities	10,339	-	10,339	-
Corporate bonds	6,411	-	6,411	-
Agency bonds	-	-	-	-
Pooled Trust Preferred Securities	3,253	-	-	3,253
Other securities	112	-	112	-
Total fair value	$149,561	$-	$146,308	$3,253

	At December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$146,766	$-	$146,766	$-
Municipal securities	9,523	-	9,523	-
Corporate bonds	6,090	-	6,090	-
Agency bonds	18,844	-	18,844	-
Pooled Trust Preferred Securities	3,926	-	-	3,926
Other securities	255	-	255	-
Total fair value	$185,404	$-	$181,478	$3,926

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (dollars in thousands):

Significant Unobservable Inputs (Level 3)
Beginning Balance, January 1, 2010	$3,926
Unrealized losses arising during 2010	(301)
Impairment charge on Level 3 security	(372)
Ending balance, September 30, 2010	$3,253

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	At September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,983	$-	$-	$10,983
Other real estate owned	10,647	-	-	10,647
Total fair value	$21,630	$-	$-	$21,630

	At December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36,359	$-	$-	$36,359
Other real estate owned	13,611	-	-	13,611
Total fair value	$49,970	$-	$-	$49,970

The recorded investment in impaired loans with a valuation allowance totaled $13.0 million at September 30, 2010 and $43.5 million at December 31, 2009.  The amounts of related valuation allowances were $2.0 million and $7.1 million, respectively, at September 30, 2010 and December 31, 2009.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2010 and December 31, 2009. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. Our estimates for the long-term rate of voluntary prepayments on all trust preferred securities are 2%.

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

The Company believes the recently enacted Dodd-Frank act could affect prepayments of trust preferred securities in the collateral pool.  Depository institution holding companies with more than $15 billion of total assets at December 31, 2009 will no longer be able to count trust preferred securities as Tier 1 regulatory capital beginning January 1, 2013.  Similarly, US bank holding company subsidiaries of foreign banking organizations with more than $15 billion in total assets will no longer be able to count trust preferred securities as Tier 1captial beginning January 1, 2015.  However, many of the trust preferred securities contained in the collateral pools of trust preferred collateralized debt obligations were issued at relatively favorable interest rates, including floating rate securities with relatively modest spreads compared to the rates in the marketplace today.  The Company believes that many of these issues represent an efficient long-term funding mechanism and will not be necessarily be prepaid based on the change in capital treatment.

These factors were considered when estimating the impact of prepayments on the fair value of the pooled trust preferred securities.

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

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at September 30, 2010 and December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month to 6-month forward looking curve plus 507 to 1,000 basis points.

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At September 30, 2010 these assets were carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009 (dollars in thousands).

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial Assets
Cash and cash equivalents	$85,809	$85,809	$55,618	$55,618
Investment securities available for sale	149,561	149,561	185,404	185,404
Investment securities held to maturity	147	159	155	165
Restricted stock	6,836	6,836	6,836	6,836
Loans receivable, net	625,071	622,966	680,977	674,581
Other real estate owned	10,647	10,647	13,611	13,611
Accrued interest receivable	3,340	3,340	3,957	3,957

Financial Liabilities
Deposits :
Demand, savings and money market	$509,490	$509,490	$505,640	$505,640
Time	315,644	316,665	377,254	379,090
Subordinated debt	22,476	17,135	22,476	14,609
Short-term borrowings	-	-	-	-
FHLB advances	-	-	25,000	25,291
Accrued interest payable	2,030	2,030	1,826	1,826

Off Balance Sheet financial instruments
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

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

Among other things, the Dodd-Frank Act directs the Federal Deposit Insurance Corporation to redefine the base for deposit insurance assessments paid by banks (assessments will now be based on the average consolidated total assets less tangible equity of a financial institution), permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2012, increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insured deposits and requires the FDIC to take the necessary steps for the reserve ratio to reach the new minimum reserve ratio by September 30, 2020, imposes new capital requirements on bank and thrift holding companies, permits interest on demand deposits, imposes new restrictions on transactions between banks and thrifts and their affiliates and insiders, relaxes de novo branching and imposes additional requirements for interstate bank acquisitions and mergers.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Republic, will continued to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

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

Public Offering of Common Stock

On June 24, 2010, in an underwritten public offering the Company sold 15 million shares of its common stock at $2.00 per share.  The gross proceeds of $30.0 million were reduced for $1.4 million of underwriting expenses, $379,000 in legal expenses, and $82,000 in other expenses.  On July 22, 2010, the Company sold 412,350 shares of common stock at $2.00 per share when the underwriters exercised their over-allotment option to purchase additional shares related to the underwritten public offering of June 24, 2010.  The gross proceeds of $825,000 were reduced for $54,000 in underwriting expenses and $63,000 in other expenses.  The aggregate net proceeds totaled approximately $28.8 million and are being used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its existing stores and adding new stores.

Financial Condition

Assets

Total assets decreased by $62.0 million to $946.7 million at September 30, 2010, compared to $1.0 billion at December 31, 2009. This decrease was primarily driven by a $55.9 million decrease in net loans receivable.

Loans

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Gross loans decreased $57.8 million, to $636.0 million at September 30, 2010, compared to $693.8 million at December 31, 2009.  This decrease is reflective of the Company’s continuing effort to reduce exposure to commercial real estate and strengthen the credit quality of the loan portfolio.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit, which was approximately $13.8 million at September 30, 2010.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities and debt securities, which include corporate bonds and trust preferred securities. Available-for-sale securities totaled $149.6 million at September 30, 2010, compared to $185.4 million at year-end 2009.  The decrease of $35.8 million was mainly attributable to early calls on two U.S. Government Agency bonds as well as principal and interest pay downs on mortgage-backed securities held in the investment portfolio.  At September 30, 2010, the portfolio had a net unrealized gain of $1.8 million compared to a net unrealized loss of $1.1 million at December 31, 2009.

       Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At September 30, 2010 and December 31, 2009, securities held to maturity totaled $147,000 and $155,000, respectively.

Restricted Stock

Republic is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, had been required to maintain an investment in FHLB stock in proportion to its outstanding FHLB advances, prior to the FHLB suspension of dividend payments in 2008.  Since that suspension of dividend payments, the restricted stock has been frozen, therefore, at both September 30, 2010 and December 31, 2009, the investment in FHLB stock totaled $6.7 million.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a rarely used contingency line of credit.  At both September 30, 2010 and December 31, 2009, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these three categories increased by $30.2 million, to $85.8 million at September 30, 2010, from $55.6 million at December 31, 2009.  This increase was caused by the reduction in both loan balances and investment securities during the first nine months of 2010.

Fixed Assets

The balance in premises and equipment, net of accumulated depreciation, was $25.5 million at September 30, 2010, compared to $24.5 million at December 31, 2009.

Other Real Estate Owned

Other real estate owned decreased to $10.6 million at September 30, 2010, compared to $13.6 million at December 31, 2009, primarily due to the sale of two properties totaling $2.7 million during the first quarter of 2010.

Bank Owned Life Insurance

The balance of bank owned life insurance amounted to $12.5 million at September 30, 2010 and $12.4 million at December 31, 2009. The income earned on these policies is reflected in non-interest income.

Other Assets

Other assets increased by $2.0 million to $27.2 million at September 30, 2010, from $25.2 million at December 31, 2009 due to an increase in the current tax asset balances caused by the operating net loss recorded during the nine months ended September 30, 2010.

Included in other assets at September 30, 2010 were current tax assets of $9.5 million and deferred tax assets of $5.2 million. Deferred tax assets are recognized based on differences between financial statement carrying amounts and the tax bases of certain assets and liabilities. A significant component of the deferred tax asset is driven by the allowance for loan losses recorded for financial reporting purposes which is not currently deductible for federal income tax reporting purposes. The Company regularly reviews deferred tax assets for recoverability based on a history of earnings, expectations for future earnings and expected reversals of temporary differences and believes the deferred tax assets recorded at September 30, 2010 are fully realizable. The Company has the ability to carry-back all net operating losses (“NOLs”) recognized for federal income tax purposes through the period ended December 31, 2009.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $57.8 million to $825.1 million at September 30, 2010 from $882.9 million at December 31, 2009 mainly due to the maturity of several high cost time deposit balances which were not renewed as a result of the Company’s intentional effort to reduce its cost of funds.

Short-Term Borrowings and FHLB Advances

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had no FHLB advance amounts outstanding at September 30, 2010 and a $25.0 million advance outstanding at December 31, 2009 which matured and was repaid during the second quarter of 2010.  Republic had no short-term borrowings (overnight) at September 30, 2010 and December 31, 2009.

Subordinated Debt

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at September 30, 2010 and December 31, 2009.

Shareholders’ Equity

Total shareholders’ equity increased $19.9 million to $90.2 million at September 30, 2010, compared to $70.3 million at December 31, 2009, primarily due to $28.8 million of net proceeds from the 2010 common stock offering and a $1.8 million increase in other comprehensive income related to the Company’s investment securities portfolio, partially offset by a $10.8 million net loss recorded during the nine months ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to September 30, 2009

The Company reported net income of $68,000, or $0.00 per share, for the three months ended September 30, 2010, as compared to net income of $185,000, or $0.02 per share, for the three months ended September 30, 2009.

Net interest income for the three months ended September 30, 2010 increased $1.1 million compared to the three months ended September 30, 2009, from $6.8 million to $7.9 million.  Interest income decreased $442,000, or 4.1%, from $10.7 million for the three months ended September 30, 2009 to $10.3 million for the three months ended September 30, 2010, primarily due to a $27.2 million decrease in average interest earning assets, while interest expense decreased $1.6 million, or 39.9%, from $3.9 million for the three months ended September 30, 2009 to $2.4 million for the three months ended September 30, 2010, due to a 72 basis point decrease in the rate on average interest-bearing deposits outstanding.

Non-interest income increased $271,000 to $521,000 during the three months ended September 30, 2010 as compared to $250,000 during the three months ended September 30, 2009. Non-interest expenses increased $1.0 million to $7.7 million during the three months ended September 30, 2010 as compared to $6.7 million during the three months ended September 30, 2009. Return on average assets and average equity from continuing operations were 0.03% and 0.30%, respectively, during the three months ended September 30, 2010 compared to 0.08% and 1.02%, respectively, for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to September 30, 2009

The Company reported a net loss of $10.8 million, or $0.67 per share, for the nine months ended September 30, 2010, as compared to a net loss of $9.0 million, or $0.85 per share, for the nine months ended September 30, 2009.  The increase in net loss for the nine months ended September 30, 2010 was primarily the result of a $17.0 million loan loss provision necessary to cover the asset quality concerns related to the commercial real estate loan portfolio.

Net interest income for the nine months ended September 30, 2010 increased $2.4 million as compared to the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, interest income decreased $1.8 million, or 5.6%, due to a 33 basis point decrease on average interest earning assets, and interest expense decreased $4.2 million, or 34.3%, primarily due to a 76 basis point decrease in the rate on average interest-bearing deposits outstanding.

Non-interest expenses increased $1.7 million to $24.1 million during the nine months ended September 30, 2010 as compared to $22.4 million during the nine months ended September 30, 2009. Return on average assets and average equity from continuing operations were (1.53)% and (18.89)%, respectively, during the nine months ended September 30, 2010 compared to (1.31)% and (15.95)%, respectively, for the same period in 2009.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2010			For the three months ended September 30, 2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$15,888	$4	0.10%	$55,008	$28	0.20%
Investment securities and restricted stock	174,059	1,562	3.59%	82,039	1,036	5.05%
Loans receivable	653,618	8,766	5.32%	733,767	9,705	5.25%
Total interest-earning assets	843,565	10,332	4.86%	870,814	10,769	4.91%
Other assets	78,405			58,123
Total assets	$921,970			$928,937

Interest-earning liabilities:
Demand – non-interest bearing	$109,617			$86,206
Demand – interest bearing	59,934	$119	0.79%	48,148	$78	0.64%
Money market & savings	314,626	839	1.06%	296,642	1,366	1.83%
Time deposits	312,364	1,099	1.40%	369,863	1,963	2.11%
Total deposits	796,541	2,057	1.02%	800,859	3,407	1.69%
Total interest-bearing deposits	686,924	2,057	1.19%	714,653	3,407	1.90%
Other borrowings	26,511	293	4.38%	47,476	501	4.19%
Total interest-bearing liabilities	713,435	2,350	1.31%	$762,129	3,908	2.03%
Total deposits and other borrowings	823,052	2,350	1.13%	848,335	3,908	1.83%
Non interest-bearing other liabilities	9,068			8,897
Shareholder’s equity	89,850			71,705
Total liabilities and shareholder’s equity	$921,970			$928,937
Net interest income (2)		$7,982			$6,861
Net interest spread			3.55%			2.88%
Net interest margin (2)			3.75%			3.13%
(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $61,000 and $56,000 for the three months ended September 30, 2010 and 2009, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates (dollars in thousands).

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
	Volume Increase/ (Decrease)	Rate Change	Total Increase/ (Decrease)	Volume Increase/ (Decrease)	Rate Change	Total Increase/ (Decrease)
Interest earned:
Federal funds sold and other interest-earning assets	$(10)	$(14)	$(24)	$(19)	$9	$(10)
Securities	826	(300)	526	2,577	(1,032)	1,545
Loans	(1,075)	136	(939)	(3,048)	(310)	(3,358)
Total interest-earning assets	(259)	(178)	(437)	(490)	(1,333)	(1,823)

Interest expense:
Deposits
Interest-bearing demand deposits	(23)	(18)	(41)	(72)	(36)	(108)
Money market and savings	(48)	575	527	(412)	1,452	1,040
Time deposits	202	662	864	542	2,359	2,901
Total deposit interest expense	131	1,219	1,350	58	3,775	3,833
Other borrowings	232	(24)	208	619	(230)	389
Total interest expense	363	1,195	1,558	677	3,545	4,222
Net interest income	$104	$1,017	$1,121	$187	$2,212	$2,399

The Company’s tax equivalent net interest margin increased 62 basis points to 3.75% for the three months ended September 30, 2010, compared to 3.13% for the comparable prior year period.  For the nine months ended September 30, 2010, the Company’s tax equivalent net interest margin increased 33 basis points to 3.51%.

Yields on interest-earning assets decreased 5 basis points to 4.86% during the three months ended September 30, 2010 and 33 basis points to 4.75% during the nine months ended September 30, 2010, when compared to the same prior year periods. The rate on total deposits and other borrowings decreased 70 and 71 basis points, respectively, during these same periods. The decrease in yields on assets was primarily due to the purchase of investment securities at current market rates.  The decrease in rates on deposits and borrowings was primarily due to repricing of time deposits and money market and savings deposits over the last twelve months as the Company continues to focus on its strategy of gathering low-cost core deposits.

The Company’s tax equivalent net interest income increased $1.1 million, or 16.3%, to $8.0 million for the three months ended September 30, 2010, and increased $2.4 million, or 11.6%, to $23.0 million for the nine months ended September 30, 2010, as compared to the same prior year periods. As shown in the Rate Volume table above, the increases in net interest income were due primarily to a decrease in rates on time deposits and money market and savings deposits.

The Company’s total tax equivalent interest income decreased $437,000, or 4.1%, to $10.3 million for the three months ended September 30, 2010, and decreased $1.8 million, or 5.5%, to $31.1 million, for the nine months ended September 30, 2010, as compared to the same prior year periods.  Interest and fees on loans decreased $939,000, or 9.7%, to $8.8 million for the three months ended September 30, 2010, and decreased $3.4 million, or 11.4%, to $26.2 million for the nine months ended September 30, 2010, as compared to the same prior year periods.  The decreases were due primarily to the overall decrease in average loans outstanding as a result of the Company’s effort to reduce its concentrations of commercial real estate loans.  Tax equivalent interest and dividends on investment securities increased $526,000 to $1.6 million for the three months ended September 30, 2010 and $1.5 million to $4.9 million for the nine months ended September 30, 2010, as compared to the same prior year periods. The increases were driven by an increase in average investment securities due to strong growth in core deposits over the last twelve months.

The Company’s total interest expense decreased $1.6 million, or 39.9%, to $2.4 million for the three months ended September 30, 2010, and $4.2 million, or 34.3%, to $8.1 million for the nine months ended September 30, 2010, as compared to the same prior year periods. Interest-bearing liabilities averaged $713.4 million and $746.9 million for the three and nine months ended September 30, 2010, respectively, compared to $762.1 million and $756.7 million for the three and nine months ended September 30, 2009, respectively. The increases during these periods were primarily due to growth in average demand deposits and average money market and savings deposits as the Company shifted its focus toward the gathering of low-cost core deposits. Average deposit balances decreased $4.3 million during the three months ended September 30, 2010, while average other borrowings decreased $21.0 million during the same period. Average deposit balances increased $46.6 million during the nine months ended September 30, 2010, while average other borrowings decreased $20.4 million during the same period one year ago.  The average rate paid on interest-bearing liabilities decreased 72 basis points to 1.31% for the three months ended September 30, 2010 and 73 basis points to 1.45% for the nine months ended September 30, 2010.  Interest expense on time deposit balances decreased $864,000 and $2.9 million during the three and nine months ended September 30, 2010, respectively, as compared to the same prior year periods, primarily reflecting lower rates.  Money market and savings interest expense decreased to $527,000 and $1.0 million during the three and nine months ended September 30, 2010, respectively, as compared to the same prior year periods.  The majority of the decrease in interest expense on deposits reflected the impact of the gathering of low-cost core deposits over the last twelve months.  Accordingly, rates on total interest-bearing deposits decreased 71 and 76 basis points during the three and nine months ended September 30, 2010 as compared to the same prior year periods.

Interest expense on other borrowings decreased $208,000 to $293,000 during the three months ended September 30, 2010, primarily as a result of the maturity of $25.0 million of FHLB borrowings in June 2010. Interest expense on other borrowings decreased $389,000 to $1.2 million during the nine months ended September 30, 2010, primarily as a result of lower average balances.  The average balances of other borrowings during the three and nine months ended September 30, 2010, decreased $21.0 million, or 44.2%, and $20.4 million, or 33.5%, respectively. Interest expense on other borrowings also includes the impact of $22.5 million of average trust preferred securities.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $700,000 for the three months ended September 30, 2010 compared to $150,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, the provision for loan losses amounted to $17.0 million and $13.2 million, respectively.

The provisions recorded in 2010 and 2009 were primarily driven by the negative impact of the challenging economic environment.  The $700,000 provision recorded during the third quarter of 2010 represents a significant reduction from the provision of $10.8 million recorded during the second quarter of 2010 and $5.5 million during the first quarter of 2010.  The Company continues to examine and monitor all aspects of the loan portfolio to ensure that credit quality issues have been appropriately addressed.

The provision for the nine months ended September 30, 2010 included a $10.8 million provision recorded during the second quarter, which was primarily a result of the strategy that the Company had elected to employ with five lending relationships. Each of these relationships involve loans for development projects classified in the Commercial Real Estate loan portfolio and account for approximately 84% of the provision recorded during the second quarter. These five relationships include the construction or refurbishment of existing properties into residential or commercial condominium units. The projects are in varying stages of development ranging from initial start-up to nearly complete.

Due to reduced demand in the condominium market place some borrowers have elected to lease completed units to generate cash flow. Under these circumstances certain loans could have been restructured to maintain a performing status. However, the Company has chosen to enforce the existing terms of these loans and actively pursue resolution to the significant credit concerns in the existing loan portfolio. The Company believes that this will minimize the potential for future additional losses that would have resulted if aggressive action had not been taken.

Non-Interest Income

Total non-interest income increased $271,000 to $521,000 for the three months ended September 30, 2010, compared to $250,000 for the three months ended September 30, 2009, primarily due to reduced OTTI charges on investment securities.

Non-Interest Expenses

Total non-interest expenses increased $1.0 million to $7.7 million for the three months ended September 30, 2010, compared to $6.7 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, total non-interest expenses increased $1.7 million to $24.1 million, compared to $22.4 million for the nine months ended September 30, 2009. The increase in total non-interest expenses for the three months ended September 30, 2010 was primarily due to an increase in legal fees related to loan workouts, an increase in regulatory assessments and cost due to higher FDIC premiums, as well as, increased expenses related to the rebranding to the name Republic Bank. The increase in total non-interest expense for the nine months ended September 30, 2010 was primarily due to future branch development costs, underwriting and legal fees that were charged off as a result of the termination of the merger agreement with Metro Bancorp, Inc. as well as an increase in regulatory and assessment costs due to higher FDIC premiums.

Benefit for Income Taxes

The benefit for income taxes increased $64,000, to a $44,000 benefit for the three months ended September 30, 2010, compared to a $20,000 provision for the three months ended September 30, 2009, primarily as a result of the decrease in pre-tax income. The benefit for income taxes increased $1.2 million, to a $6.1 million benefit for the nine months ended September 30, 2010, compared to a $4.9 million benefit for the nine months ended September 30, 2009, directly resulting from the increase in the operating losses incurred during those periods.  The effective tax rates for the three-month periods ended September 30, 2010 and 2009 were 185% and 10%, respectively, as net activity excluded from federal income taxes creates a pre-tax loss position. The effective tax rates for the nine month periods ended September 30, 2010 and 2009 were 36% and 35%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $67.2 million and $68.6 million and standby letters of credit of approximately $3.7 million at both September 30, 2010 and December 31, 2009.  These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $67.2 million of commitments to extend credit at September 30, 2010 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at September 30, 2010, and December 31, 2009 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010:
Total risk based capital
Republic	$98,614	13.21%	$59,721	8.00%	$74,651	10.00%
Company	109,211	14.58%	59,921	8.00%	-	-
Tier one risk based capital
Republic	89,263	11.96%	29,860	4.00%	44,791	6.00%
Company	99,829	13.33%	29,961	4.00%	-	-
Tier one leveraged capital
Republic	89,263	9.81%	36,384	4.00%	45,480	5.00%
Company	99,829	10.96%	36,440	4.00%	-	-

At December 31, 2009:
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company	102,527	13.14%	62,399	8.00%	-	-
Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company	92,739	11.89%	31,200	4.00%	-	-
Tier one leveraged capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company	92,739	9.36%	39,640	4.00%	-	-

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $85.8 million at September 30, 2010, compared to $55.6 million at December 31, 2009. Loan maturities and repayments are another source of asset liquidity. At September 30, 2010, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending March 31, 2011. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2010, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $70.9 million. Certificates of deposit scheduled to mature in one year totaled $301.6 million at September 30, 2010. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank. The Company has established a line of credit with the FHLB of Pittsburgh with a current maximum borrowing capacity of approximately $50.0 million. As of September 30, 2010 and December 31, 2009, the Company had outstanding term borrowings of $0 and $25.0 million with FHLB, respectively.  The Company had no short-term borrowings at both September 30, 2010 and December 31, 2009.  The Company has also established a contingency line of credit of $10.0 million with ACBB to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2010 and December 31, 2009.

Investment Securities Portfolio

At September 30, 2010, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S Government Agency issued mortgage-backed securities, which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust-preferred securities.  Available-for-sale securities totaled $149.6 million and $185.4 million as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, the portfolio had net unrealized gains of $1.8 million and net unrealized losses of $1.1 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans, and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $13.8 million at September 30, 2010.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2010	December 31, 2009
Loans accruing, but past due 90 days or more	$1,795	$-
Non-accrual loans	46,532	26,034
Total non-performing loans (1)	48,327	26,034
Other real estate owned	10,647	13,611
Total non-performing assets (1)	$58,974	$39,645
Non-performing loans as a percentage of total loans, net of unearned income(1)	7.60%	3.75%
Non-performing assets as a percentage of total assets	6.23%	3.93%
(1) Non-performing loans are comprised of (i) loans that are on a nonaccrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans increased $20.5 million, to $46.5 million at September 30, 2010, from $26.0 million at December 31, 2009, as a result of loans entering non-accrual status, partially offset by charge-offs and transfers to other real estate owned.  During the nine months ended September 30, 2010, $46.3 million of loans entered non-accrual status.  Net charge-offs totaling $18.9 million were recorded during this period.  Loans totaling $663,000 were transferred to other real estate owned and pay-downs of $5.2 million also occurred during this period.  During the three months ended September 30, 2010, no loans entered non-accrual status and there were no charge-offs recorded.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $75,000 and $13.4 million at September 30, 2010 and December 31, 2009, respectively; and (ii) 60 to 89 days past due, at September 30, 2010 and December 31, 2009, in the aggregate principal amount of $8.9 million and $23.7 million, respectively.  The Company had $1.8 million of delinquent loans past due 90 days or more, but still accruing at September 30, 2010.  These loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $3.0 million at September 30, 2010 from $13.6 million at December 31, 2009 primarily due to the sale of two properties totaling $2.7 million.

At September 30, 2010, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2010, and 2009, and the twelve months ended December 31, 2009 is as follows (dollars in thousands):

	For the nine months ended September 30, 2010	For the twelve months ended December 31, 2009	For the nine months ended September 30, 2009
Balance at beginning of period	$12,841	$8,409	$8,409
Charge-offs:
Commercial	19,126	9,764	8,961
Consumer	42	6	6
Total charge-offs	19,168	9,770	8,967
Recoveries:
Commercial	263	-	-
Consumer	3	2	2
Total recoveries	266	2	2
Net charge-offs	18,902	9,768	8,965
Provision for loan losses	16,950	14,200	13,200
Balance at end of period	$10,889	$12,841	$12,644
Average loans outstanding(1)	$672,341	$736,647	$750,550

As a percent of average loans:(1)
Net charge-offs	3.76%	1.33%	1.60%
Provision for loan losses	3.37%	1.93%	2.35%
Allowance for loan losses	1.62%	1.74%	1.68%
Allowance for loan losses to:
Total loans, net of unearned income	1.71%	1.85%	1.78%
Total non-performing loans	22.53%	49.32%	68.03%
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

The Company has a loan review program, which monitors the loan portfolio and the Company’s borrowers on an ongoing basis. Loan review is conducted by a loan review officer who reports directly to the board of directors on a quarterly basis with the findings of the review.

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at September 30, 2010. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

       The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2010) (“Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

       The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended September 30, 2010.

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

None.

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

REPUBLIC FIRST BANCORP, INC.

Date: November 8, 2010	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and
Chief Executive Officer

Date: November 8, 2010	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro,
Senior Vice President and Chief Financial Officer