Form 10-K
period 2010-12-31
REPUBLIC FIRST BANCORP INC
filed 2011-03-16
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended December 31, 2010.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.   YES  [X]     NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $39,424,474 based on the last sale price on the Nasdaq Stock Market on June 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of March 14, 2011

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1:  Business

Throughout this annual report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the “Company” or as “we,” “our” or “us”. The Company’s website address is myrepublicbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the United States Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains “forward-looking statements”, as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  These statements can be identified by reference to a future period or periods or by the use of words such as “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  These forward-looking statements include, among others:  statements of goals, intentions and expectations, statements regarding the impact of accounting pronouncements, statements regarding prospects and business strategy, statements regarding allowance for loan losses, asset quality and market risk and estimates of future costs, benefits and results.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K, risks and uncertainties can arise with changes in:

•	general economic conditions, including current turmoil in the financial markets and the efforts of government agencies to stabilize the financial system;

•	the adequacy of our allowance for loan losses and our methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area;

•	changes in interest rates;

•
business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items;

•	deposit flows;

•	loan demand;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our securities portfolio and the valuation of our securities;

•	accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	rapidly changing technology;

•	litigation liabilities, including costs, expenses, settlements and judgments; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s beliefs only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Significant factors which could have an adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this Annual Report on Form 10-K.  Readers should carefully review the risk factors described included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic Bank, which we may refer to as Republic or the Bank.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Southern New Jersey area through their offices and branches in Philadelphia, Montgomery, and Delaware Counties in Pennsylvania and Camden County, New Jersey.

Beginning in 2005, our primary objective had been to be an alternative to the large banks for commercial banking services in the Greater Philadelphia and Southern New Jersey area.  Since the second quarter of 2008, we began to redirect our strategic efforts toward retail banking and creating a major regional retail and commercial bank with a distinct brand, by focusing on innovation, customer satisfaction, brand building and shareholder value creation.  To achieve this transformation, the Bank hired a number of former senior Commerce Bank employees: Andrew Logue, President and Chief Operating Officer; Rhonda Costello, Chief Retail Officer; Jay Neilon, Chief Credit Officer and Frank Cavallaro, Chief Financial Officer. With this management team in place and additional new employees for support, we believe the Bank has the foundation and commitment to become a leading financial institution in the Philadelphia metropolitan area.

Additionally, the Bank hired two experienced and former Commerce Bank regional market managers, Stephen McWilliams and Robert Worley.  Messrs. McWilliams and Worley focus on our commercial lending initiatives and lead the Bank’s lending efforts in the greater Philadelphia and Southern New Jersey area. They in turn have hired a number of experienced lenders with the same focus and the Bank is beginning to see the results of these teams in many new opportunities for loan and deposit relationships.

In November 2008, we entered into a merger agreement with Metro Bancorp, Inc., then known as Pennsylvania Commerce Bancorp, Inc., which we had hoped would accelerate our strategic plans.  Because of uncertainties over regulatory approvals, however, we did not complete that merger.  Since the termination of the Metro agreement in March 2010, we have re-focused our strategic plans to develop our franchise as an independent institution.  We believe we have a strong management team, as well as adequate capital resources and liquidity to deal with current economic conditions and plan for the future.   In connection with the change in strategy to internally grow our distinct brand, in August 2010 we rebranded our stores to operate under the name, “Republic Bank,” the name under which the Bank was originally incorporated and under which it did business from 1988 until 1996.

During 2009 and 2010, we renovated, refurbished and remodeled most of our existing stores, making significant capital improvements, as part of our ongoing efforts to adopt a more retail customer focus and attract additional retail business.  We have plans to expand customer services hours, relocate certain existing stores, enhance our banking systems to better serve the retail customer and expand our retail product offerings.

On the lending side, we historically focused our efforts on business banking and commercial lending transactions, in particular commercial real estate loans.  We have begun to restructure our loan portfolio and deemphasize commercial real estate loans.  To further these efforts, during 2009, we undertook detailed reviews of our more significant credit relationships with an emphasis on reducing exposure, enhanced our allowance for loan loss methodology, and committed to originate fewer commercial real estate loans in order to reduce credit concentrations in that loan category.

As of December 31, 2010, we had total assets of approximately $876.1 million, total shareholders’ equity of approximately $88.1 million, total deposits of approximately $757.7 million and net loans receivable of approximately $608.9 million.

We provide banking services through the Bank, and do not presently engage in any activities other than banking activities.

Republic Bank

  Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.  Republic presently conducts its principal banking activities through its six Philadelphia offices and seven suburban offices in Plymouth Meeting, Bala Cynwyd, Ardmore and Abington, located in Montgomery County, Media, located in Delaware County, and Haddonfield and Voorhees, located in Southern New Jersey.

Service Area/Market Overview

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  Our commercial lending activities extend beyond our primary service area, to include other counties in Pennsylvania and New Jersey, as well as parts of Delaware, Maryland, New York and other out-of-market opportunities.

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, Citizens, PNC, Sovereign, TD Bank and Bank of America, as well as local commercial banks.  In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits.  Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $16.4 million at December 31, 2010.  Loans above these amounts may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area. Several new banks with business strategies similar to ours have opened since we commenced operations.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area, and we anticipate a continued increase in competition in our market area.

We continue to believe that an attractive niche exists serving small to medium sized business customers not adequately served by our larger competitors, and we will continue to seek opportunities to build commercial relationships to complement our retail strategy.  We believe small to medium-sized businesses will respond very positively to the attentive and highly personalized service we provide.

Products and Services

 We offer a range of competitively priced banking products and services, including consumer and commercial deposit accounts, including checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services), secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products.  We attempt to offer a high level of personalized service to both our retail and commercial customers.

In February 2011, we announced the launch of a Small Business Administration (“SBA”) lending group to provide much needed credit to small businesses throughout our service areas.  We hired two experienced lenders to lead our new SBA lending unit:  Arnold V. Horvath, Executive Vice-President, and Pamela Innis, Senior Vice-President.  Both are former executives with Commerce Bank and most recently Metro Bank.

We are a member of the STAR™ and PLUS™ automated teller (ATM) networks in order to provide customers with access to ATMs worldwide. We currently have thirteen proprietary ATMs at branch locations and one additional proprietary ATM at a location in Southern New Jersey.

Our lending activities generally are focused on small and medium sized businesses within the professional community. Commercial real estate loans are the most significant category of our loan portfolio, representing approximately 72% of total loans outstanding at December 31, 2010.  Repayment of these loans is, in part, dependent on general economic conditions affecting the community and the various businesses within the community.  Although management continues to follow established underwriting policies, and monitors loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  Although the majority of Republic’s loan portfolio is collateralized with real estate or other collateral, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

As a commercial lender, we are subject to credit risk and recent economic and financial conditions have adversely affected our borrowers and our business.  To manage this challenging environment, we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.  Although we follow established underwriting policies, and monitor loans through our loan review program, we remain subject to credit risk.  Although the majority of our loan portfolio is collateralized with real estate or other collateral, a portion of the loan portfolio is unsecured.

We have been impacted by the challenging conditions in the economy and financial markets.  Since mid-2008, like many other commercial lenders, we have experienced significant charge-offs, provisions for loan losses, and increased non-performing loans and other real estate owned, and continue to manage a significant amount of non-performing assets.  We do, however, believe that the markets that we serve and the local economy are showing signs of improving and during 2009 we instituted a vigilant credit administration process in which we reviewed over 40% of our loan portfolio and will continue to review our loan portfolio on a quarterly basis in order to closely monitor our borrowers.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2011 and beyond, as the national and local economies begin to recover.  Renovation and refurbishment of all existing store locations took place during 2009 and relocations of certain store locations are planned for the future as we began to direct more focus toward the retail customer experience. During 2010, one new branch opened in Southern New Jersey. We anticipate pursuing additional de novo store opportunities in our primary service area in the future.  The opening of these stores is subject to regulatory approval.

Securities Portfolio

We also maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our board of directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2010 and 2009, approximately 85% and 86%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. Government debt securities or U.S. Government agency issued mortgage-backed securities.  Credit risk associated with these U.S. Government debt securities and the U.S. Government Agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

Supervision and Regulation

General

Republic, as a Pennsylvania state chartered bank, which is not a member of the Federal Reserve System (“Federal Reserve”), is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking. We are a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve under the federal Bank Holding Company Act of 1956, as amended (“BHC Act”). As a bank holding company, our activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve.

We are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various federal and state consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve in attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.   In response to the current global financial crisis, the United States and other governments have taken unprecedented steps in efforts to stabilize the financial system, and may continue to do so.

Source of Strength

According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.

Transactions with Affiliates

We are subject to restrictions under federal law which limit certain types of transactions between Republic and its non-bank affiliates.  In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates.  Transactions between Republic and its nonbank affiliates are required to be on arms length terms.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.

•      Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•      The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•      Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  In December 2010, the FDIC increased the reserve ratio to 2.0 percent.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•      Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•      Transactions with Insiders.  Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•      Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower.  Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.  The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•      Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.  Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

•      Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions.  All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies).  Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital.  TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

The GLB Act created a new type of bank holding company called a “financial holding company” (“FHC”).  An FHC is authorized to engage in any activity that is “financial in nature or incidental to financial activities” and any activity that the Federal Reserve determines is “complementary to financial activities” and does not pose undue risks to the financial system.  Among other things, “financial in nature” activities include securities underwriting and dealing, insurance underwriting and sales, and certain merchant banking activities.  A bank holding company qualifies to become an FHC if each of its depository institution subsidiaries is “well capitalized,” “well managed,” and has a rating under the Community Reinvestment Act (“CRA”) of “satisfactory” or better.  A qualifying bank holding company becomes an FHC by filing with the Federal Reserve an election to become an FHC.  We have not elected to become an FHC.  Bank holding companies that do not qualify or elect to become FHCs will be limited in their activities to those previously permitted by law and regulation.

In addition, the GLB Act provided significant new protections for the privacy of customer information.  These provisions apply to any company the business of which is engaging in activities permitted for an FHC, even if it is not itself an FHC.  The GLB Act subjected a financial institution to four new requirements regarding non-public information about a customer.  The financial institution must: adopt and disclose a privacy policy; give customers the right to “opt out” of disclosures to non-affiliated parties; not disclose any information to third party marketers; and follow regulatory standards to protect the security and confidentiality of customer information.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as us, with equity or debt securities registered under the Exchange Act. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Regulatory Restrictions on Dividends

Dividend payments by Republic to us are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $34.7 million of dividends payable plus an additional amount equal to its net profit for 2011, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2011 or in the future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

Deposit Insurance and Assessments

The deposits of Republic are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, Republic is also subject to FDIC insurance assessments.  The FDIC utilizes a risk-based assessment system to determine the assessment rates to be paid by insured institutions. Depending on the institution’s risk category, assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future as the deposit fund reaches certain milestones.  In 2010, the assessment ranged from 7 to 77.5 basis points of an institution’s deposits, depending on its risk category.   Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in Republic’s capital ratios, or a negative evaluation by the FDIC, as Republic’s primary federal banking regulator, may also increase Republic’s net funding costs and reduce its net income.

Additionally, in 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected.  The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised from $100,000 to $250,000 for most accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted a Temporary Liquidity Guarantee Program  under which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, later extended to December 31, 2010, and certain senior unsecured debt issued between October 13, 2008 and June 30, 2009, later extended to October 31, 2009, by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012 or in certain cases, until December 31, 2012. Republic did opt out of the debt guarantee program, but did not opt out of the transaction account guarantee program. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest bearing transactions accounts until December 31, 2012.

The Dodd-Frank Act increased the minimum target deposit fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.  Management does not know of any practice, condition, or violation that might lead to termination of Republic’s deposit insurance.  The termination of deposit insurance for Republic, however, could have a material adverse effect on our earnings.

Capital Adequacy

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies, such as us. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder, Tier 2 capital, may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. Both Republic and us are in compliance with these guidelines. The FDIC subjects Republic to similar capital requirements.

The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

Interstate Banking

 The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”) amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

The Interstate Banking Law permits mergers and branch purchase and assumption transactions; however, states may “opt-out” of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions.  States could also enact legislation to allow for de novo interstate branching by out of state banks. In July 1997, Pennsylvania adopted “opt-in” legislation that allows interstate merger and purchase and assumption transactions.

New Jersey law permits an out-of-state bank with at least one branch in New Jersey, such as Republic, to establish and maintain additional branch offices in New Jersey as long as the bank is adequately capitalized and will be adequately capitalized and managed after the branch is established, and is compliant with the CRA.  Pennsylvania and New Jersey, along with New York, have entered into an interstate compact relating to branches of out-of-state banks, which gives regulatory oversight of any branch to the bank’s home state regulatory authority.  Any proposed New Jersey branches of Republic would be subject to the requirements of the Pennsylvania Department of Banking and the FDIC.

Legislative and Regulatory Changes

We are heavily regulated by regulatory agencies at the federal and state levels.  As a result of the recent financial crisis and economic downturn, we, like most of our competitors, have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us as well as the financial services industry in general.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) was signed into law.  The majority of the CARD Act provisions became effective in February 2010.  The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures.  Under the CARD Act, banks must give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments changes from 14 days to 21 days.  The CARD Act also requires banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction.  Additionally, the Federal Reserve Board has revised its regulations on consumer lending in Regulation Z and the U.S. Department of Housing and Urban Development (HUD) has revised its regulations implementing the Real Estate Settlement Procedures Act.  We do not expect that they will have a substantial impact on Republic’s operations.

In 2009, several major regulatory and legislative initiatives were adopted that may have future impacts on our businesses and financial results.  For instance, in November 2009, the Federal Reserve Board issued amendments to Regulation E, which implements the Electronic Fund Transfer Act.  The new rules have a compliance date of July 1, 2010.  These amendments change, among other things, the way we and other banks may charge overdraft fees by limiting our ability to charge an overdraft fee for automated teller machine and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdrafts for those transactions.  Additionally, in May 2010, the FDIC issued a proposed rule to revise the method through which insured depository institutions are assessed premiums for federal deposit insurance.

Future Legislative and Regulatory Developments

It is conceivable that compliance with current or future legislative and regulatory initiatives could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations, or financial condition.  Proposed legislation pending in Congress has the potential to effect a complex and sweeping overhall of the financial services industry, impacting a variety of areas of financial services activities, including but not limited consumer protection, securities, corporate governance, and deposit insurance assessment methods.  Additionally, we have recently witnessed the introduction of a number of regulatory proposals that could substantially impact us and others in the financial services industry.  The extent of changes imposed by, and frequency of adoption of, any regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources.  The long-term impact of legislative and regulatory initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors’ responses to such initiatives, all of which are difficult to predict.  Additionally, we may pursue, through appropriate avenues, legislative and regulatory advocacy to provide our input on possible legislative and regulatory developments.

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

Employees

As of December 31, 2010, we had a total of 210 full-time equivalent employees.

Item 1A:  Risk Factors

In addition to the other information included elsewhere in this report and in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the following factors could significantly affect our business, financial condition, results of operations, or future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, or future prospects.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may be materially adversely affected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially adversely affect our business, financial condition, results of operations, or future prospects.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $55.2 million at December 31,

2010.  Our allowance for loan losses was approximately $11.4 million at December 31, 2010.  Our loans between thirty and fifty-nine days delinquent totaled $1.7 million at December 31, 2010.

Our concentration of commercial real estate loans could result in increased loan losses and costs of compliance.

A substantial portion of our loan portfolio is comprised of commercial real estate loans.  The commercial real estate market is cyclical and poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration.  Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending.  In addition, commercial real estate lenders are making greater provisions for loan losses and accumulating higher capital levels as a result of commercial real estate lending exposures.  Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may not be adequate to absorb actual loan losses, and we may be required to make further provisions for loan losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an allowance for loan losses, established through a provision for loan losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio.  If our allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Our allowance for loan losses may not be adequate to absorb actual loan losses. If current trends in the real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current recession will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we will continue to make provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of our management.  If loan charge-offs in future periods exceed the allowance for loan losses, we will need to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to make significant estimates and assumptions in the preparation of our financial statements, including with respect to our allowance for loan losses, and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, and income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely effected.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

During both 2010 and 2009, we recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

Our net interest income, net income and results of operations are sensitive to fluctuations in interest rates.

Our net income depends on the net income of Republic, and Republic is dependent primarily upon its net interest income, which is the difference between the interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings.

Our results of operations will be affected by changes in market interest rates and other economic factors beyond our control.  If our interest-earning assets have longer effective maturities than our interest-bearing liabilities, the yield on our interest-earning assets generally will adjust more slowly than the cost of our interest-bearing liabilities, and, as a result, our net interest income generally will be adversely affected by material and prolonged increases in interest rates, and positively affected by comparable declines in interest rates.  Conversely, if liabilities re-price more slowly than assets, net interest income would be adversely affected by declining interest rates, and positively affected by increasing interest rates.  At any time, our assets and liabilities will reflect interest rate risk of some degree.

In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed- and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse affect on our results of operations.

We are a holding company dependent for liquidity on payments from our banking subsidiary, which payments are subject to restrictions.

We are a holding company and depend on dividends, distributions and other payments from Republic to fund dividend payments, if any, and to fund all payments on obligations. Republic and its subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us.  Restrictions or regulatory actions of that kind could impede our access to funds that we may need to make payments on our obligations or dividend payments, if any.  In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

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

To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009.  For us, this represents an aggregate charge of approximately $0.4 million, which was recorded as a pre-tax charge during the second quarter of 2009.  The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.

In November 2009, the FDIC also imposed a 13-quarter prepayment of FDIC premiums.  The prepayment will be used to offset future FDIC premiums beginning with the March 31, 2010 payment.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums.  Our expenses for the years ended December 31, 2010 and 2009 were significantly and adversely affected by these increased premiums and the special assessment.  These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

Our business is concentrated in and dependent upon the continued growth and welfare of our primary market area.

Our primary service area consists of Greater Philadelphia and Southern New Jersey.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in this area.  Although our customers’ businesses and financial interests may extend well beyond this area, adverse economic conditions that affect our primary service area could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally adversely affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Unfavorable economic and financial market conditions may adversely affect our financial position and results of operations.

Economic and financial market conditions in the United States and around the world may remain depressed for the foreseeable future.  Conditions such as slow or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets.  These economic developments could have various effects on our business, including:

•	increasing our credit risk, by increasing the likelihood that our major customers become insolvent and unable to satisfy their obligations to us;

•	impairing our ability to originate loans, by making our customers and prospective customers less willing to borrow, and making loans that meet our underwriting criteria difficult to find; and

•	limiting our interest income, by depressing the yields we are able to earn on our investment portfolio.

These potential effects are difficult to forecast and mitigate.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in an effort to stabilize the financial system, including investing in financial institutions.  These efforts, however, may not succeed.  Our business as well as our financial condition and results of operations could be adversely affected by continued or accelerated disruption and volatility in financial markets, continued capital and liquidity concerns regarding financial institutions, limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, and recessionary conditions that are deeper or longer lasting than currently anticipated.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2010, we had approximately $14.5 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code.” These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOLs arising after the date of an ownership change would not be affected.

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2010 and December 31, 2009. There are no NOLs that could expire if not utilized for the year ending December 31, 2011.

Our assets as of December 31, 2010 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2010, the net deferred tax asset was approximately $12.8 million, compared to a balance of approximately $6.9 million at December 31, 2009. The increase in net deferred tax asset resulted mainly from an increase in the net operating loss carryforward balance.

We regularly review our deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at December 31, 2010 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this deferred tax asset, which would negatively impact our earnings or increase our net loss.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our retail growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new stores and acquiring existing stores of other financial institutions.  To the extent that we undertake additional stores openings and acquisitions, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

As part of our retail strategy, we plan to open new stores in our primary service area, including Southern New Jersey.  We may not, however, be able to identify attractive locations on terms favorable to us, obtain regulatory approvals, or hire qualified management to operate new stores.  In addition, the organizational and overhead costs may be greater than we anticipate.  New stores may take longer than expected to reach profitability, or may not become profitable.  The additional costs of starting new stores may adversely impact our financial results.

Our ability to manage growth successfully will depend on whether we can continue to fund our growth while maintaining cost controls, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends.  If we are not able to control costs, such growth could adversely impact our earnings and financial condition.

We rebranded Republic First Bank as “Republic Bank” which may be more costly than anticipated or may fail to achieve its intended result.

In connection with our change in strategy to internally grow our brand, during 2010 we rebranded our stores and now operate under the name, “Republic Bank,” the name under which Republic was incorporated and under which it did business from 1988 until 1996.    Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Republic,” as well as a stylized "R," as part of a trademark or trade name.  As such, we face potential objections to our use of these marks.  If there are any objections, we may incur additional costs to defend our use, and may be required to further rebrand our banking business.  Our rebranding efforts may not achieve their intended results, which include enhancing our brand and increasing our retail business.

Our retail strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Since June 2008, we have been successful in attracting new, talented management to Republic, to add to our management team.  Many of these new people joined us when we were planning to merge with Metro Bancorp, Inc.  We believe that our ability to successfully implement our retail strategy will require us to retain and attract additional management experienced in banking and financial services, and familiar with the communities in our market.  Our ability to retain executive officers, the current management teams, branch managers and loan officers of Republic will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement the community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which could have an adverse impact on our operations and could restrict the scope of our operations.

Both we and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, FDIC and the Pennsylvania Department of Banking.  We are subject to federal and state regulations governing virtually all aspects of our activities, including lines of business, capital, liquidity, investments, payment of dividends, and others.  Regulations that apply to us are generally intended to provide protection for depositors and customers rather than for investors.

We are also subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.  In response to our May 2009 examination, Republic and its board entered into an informal agreement with the FDIC and the Pennsylvania Department of Banking to enhance a variety of Republic’s policies, procedures and processes regarding asset quality, earnings and loan concentrations. Similarly, following our March 2008 compliance examination, Republic and its board entered into an informal agreement with the FDIC.  Republic was required to improve its policies, procedures and processes relating to its compliance monitoring functions. We have implemented a number of changes to Republic’s policies, procedures and processes, which management believes address most of the issues raised in these informal agreements.  A failure to have adequate procedures to comply with regulatory requirements could expose us to damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

We are also subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtains financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control.  New programs and proposals may subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

In addition, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including us and Republic.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau of Consumer Financial Protection. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions will limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau of Consumer Financial Protection, will not apply to banking organizations with less than $10 billion of assets, such as us, and Republic, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

We face significant competition in our market from other banks and financial institutions.

The banking and financial services industry in our market area is highly competitive.  We may not be able to compete effectively in our markets, which could adversely affect our results of operations.  The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and consolidation among financial service providers.  Larger institutions have greater access to capital markets, with higher lending limits and a broader array of services.  Competition may require increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.

We may not have the resources to effectively implement new technologies, which could adversely affect our competitive position and results of operations.

The financial services industry is constantly undergoing technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand in our market. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.  If we are unable to do so, our competitive position and results of operations could be adversely affected.

Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the Securities and Exchange Commission, although we have not always so reported.  We also maintain a system of internal control over financial reporting.  These controls may not achieve their intended objectives.  Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures.  Controls can also be circumvented by collusion or improper management override.  Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis.  If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

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

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available to us when it is needed or on terms that are favorable to us or current shareholders.

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2010, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

Our ability to raise additional capital in the future will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance and on other factors. Accordingly, we may not be able to raise additional capital on terms and time frames acceptable to us, or at all.  If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial condition and results of operations.  Our ability to borrow could also be impaired by factors that are nonspecific to us, such as disruption of the financial markets or negative news and expectations about the prospects for the financial services industry.  If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of investors, and could dilute the per share book value and earnings per share of our common stock.  Furthermore, a capital raise through issuance of additional shares may have an adverse impact on our stock price.

We are exposed to environmental liabilities with respect to real estate that we have or had title to in the past.

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties.  We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards.  If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $6.4 million as of December 31, 2010.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice was provided.  In October 2010, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  Decisions regarding any future repurchases of restricted stock will be made on a quarterly basis.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely effected.

Our common stock is not insured by any governmental entity and, therefore, an investment in our common stock involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC or any other governmental entity, and is subject to investment risk, including possible loss.

There may be future sales of our common stock, which may materially and adversely affect market price.

We are not restricted from issuing additional shares of our common stock, including securities that are convertible into or exchangeable or exercisable for shares of our common stock. Our issuance of shares of common stock in the future will dilute the ownership interests of our existing shareholders.

Additionally, the sale of substantial amounts of our common stock or securities convertible into or exchangeable or exercisable for our common stock, whether directly by us or by existing common shareholders in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.  We are party to a registration rights agreement with the holders of the convertible trust preferred securities of Republic First Bancorp Capital Trust IV, which requires us, under certain circumstances, to register up to 1.7 million shares of our common stock into which the trust preferred securities may be converted for resale under the Securities Act of 1933.

In addition, our board of directors is authorized to designate and issue preferred stock without further shareholder approval, and we may issue other equity securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios and to comply with any future changes in regulatory standards.

Our common stock is currently traded on the Nasdaq Global Market.  During 2010, the average daily trading volume for our common stock was approximately 78,265 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2010, we had $22.5 million of outstanding debt.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

Neither us, nor Republic, has declared or paid cash dividends on its common stock since Republic began operations.  Our board of directors intends to follow a policy of retaining earnings for the purpose of increasing our capital for the foreseeable future.

Holders of our common stock are entitled to receive dividends if, as and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose, after debt service payments and payments of dividends required to be paid on our outstanding preferred stock, if any.

While we, as a bank holding company, are not subject to certain restrictions on dividends applicable to Republic, our ability to pay dividends to the holders of our common stock will depend to a large extent upon the amount of dividends paid by Republic to us.  Regulatory authorities restrict the amount of cash dividends Republic can declare and pay without prior regulatory approval.  Presently, Republic cannot declare or pay dividends in any one-year in excess of retained earnings for that year subject to risk based capital requirements.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2010, we cannot guarantee that we will not have any material weaknesses reported by our independent registered public accounting firm in the future.

Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to complete this evaluation in a timely manner we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.  Additionally, to the extent we became an accelerated filer or large accelerated filer, we will be required to receive an attestation report from our independent registered public accounting firm attesting to management’s report on internal controls.

Our governing documents, Pennsylvania law, and current policies of our board of directors contain provisions, which may reduce the likelihood of a change in control transaction, that may otherwise be available and attractive to shareholders.

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors.  In particular, the articles of incorporation and bylaws: classify our board of directors into three groups, so that shareholders elect only approximately one-third of the board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require our shareholders to give us advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting; require the vote of the holders of at least 60% of our voting shares for shareholder amendments to our bylaws; require the vote of the holders of at least 75% of our voting shares to approve certain business combinations; and restrict the holdings and voting rights of shareholders who would acquire more than 10% of our outstanding common stock without the approval of two-thirds of our board of directors.  These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable.  Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors.  Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

In addition, anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold.  For example, Pennsylvania law may restrict a third party’s ability to obtain control of us and may prevent shareholders from receiving a premium for their shares of our common stock.  Pennsylvania law also provides that our shareholders are not entitled by statute to propose amendments to our articles of incorporation.

Item 1B:  Unresolved Staff Comments

None

Item 2:  Description of Properties

The Company currently leases its headquarters, executive offices, and twelve store locations under various lease agreements that expire at various times.  The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements for further information regarding the leases. Management believes these facilities are adequate to meet the Company’s present and immediately foreseeable needs.  In addition, the Company owns two parcels of land on which new store locations are expected to be developed and, subject to regulatory approvals and other factors, are scheduled to be open in 2011.

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

Item 4:  (Removed and Reserved)

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 14, 2011, there were approximately 2,300 recordholders of the Company’s common stock.  On March 14, 2011, the closing price of a share of common stock on Nasdaq Global Market was $2.95.

Quarter	High	Low
2010:
4th	$ 2.46	$ 1.89
3rd	$ 2.44	$ 1.62
2nd	$ 4.49	$ 1.75
1st	$ 5.30	$ 2.98

2009:
4th	$ 5.05	$ 3.81
3rd	$ 8.10	$ 4.26
2nd	$ 8.69	$ 6.74
1st	$ 9.00	$ 4.02

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2011.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.  For certain limitations on the Company’s ability to pay cash dividends and Republic’s ability to pay cash dividends to the Company, see “Supervision and Regulation” under Item 1:  Business.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008	2007	2006

INCOME STATEMENT DATA
Total interest income	$40,309	$43,470	$53,976	$68,346	$62,745
Total interest expense	10,245	16,055	25,081	38,307	28,679
Net interest income	30,064	27,415	28,895	30,039	34,066
Provision for loan losses	16,600	14,200	7,499	1,590	1,364
Non-interest income	2,839	79	1,242	3,073	3,640
Non-interest expenses	33,067	30,959	23,887	21,364	21,017
Income (loss) before provision (benefit) for income taxes	(16,764)	(17,665)	(1,249)	10,158	15,325
Provision (benefit) for income taxes	(6,074)	(6,223)	(777)	3,273	5,207
Net income (loss)	$(10,690)	$(11,442)	$(472)	$6,885	$10,118

PER SHARE DATA
Basic earnings (loss) per share	$(0.57)	$(1.07)	$(0.04)	$0.66	$0.97
Diluted earnings (loss) per share	$(0.57)	$(1.07)	$(0.04)	$0.65	$0.95
Book value per share	$3.39	$6.64	$7.46	$7.80	$7.16

BALANCE SHEET DATA
Total assets	$876,097	$1,008,642	$951,980	$1,016,308	$1,008,824
Total loans, net	608,911	680,977	774,673	813,041	784,002
Total investment securities	150,087	192,395	90,066	90,299	109,176
Total deposits	757,730	882,894	739,167	780,855	754,773
FHLB & overnight advances	-	25,000	102,309	133,433	159,723
Subordinated debt	22,476	22,476	22,476	11,341	6,186
Total shareholders’ equity	88,146	70,264	79,327	80,467	74,734

PERFORMANCE RATIOS
Return on average assets	(1.14)%	(1.22)%	(0.05)%	0.71%	1.19%
Return on average shareholders’ equity	(13.42)%	(15.32)%	(0.60)%	8.86%	14.59%
Net interest margin	3.50%	3.13%	3.28%	3.26%	4.20%
Total non-interest expenses as a percentage of average assets	3.52%	3.29%	2.54%	2.20%	2.48%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	1.84%	1.85%	1.07%	1.04%	1.02%
Allowance for loan losses as a percentage of non-performing loans	28.62%	49.32%	48.51%	38.19%	116.51%
Non-performing loans as a percentage of total loans	6.45%	3.75%	2.21%	2.71%	0.87%
Non-performing assets as a percentage of total assets	6.30%	3.93%	2.72%	2.55%	0.74%
Net charge-offs as a percentage of average loans, net	2.73%	1.33%	0.96%	0.14%	0.13%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	8.47%	7.94%	8.44%	8.01%	8.17%
Leverage ratio	11.01%	9.36%	11.14%	9.44%	8.75%
Tier 1 capital to risk-weighted assets	13.68%	11.89%	12.26%	10.07%	9.46%
Total capital to risk-weighted assets	14.93%	13.14%	13.26%	11.01%	10.30%

Item 7:  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with Item 6 “Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Executive Summary

During 2010, we completed several positive initiatives which management believes improved the quality of its balance sheet and put the Company in a stronger capital position.  The highlights for 2010 are as follows:

•      Raised approximately $30 million in new capital through a common stock offering that increased total Shareholders’ Equity to $88.1 million.

•      Repositioned the balance sheet by shifting focus to low-cost core deposit growth and reducing dependence on brokered deposits.

•      Reduced non-performing loan balances for two consecutive quarters since their peak in the second quarter of 2010.

•      Completed the re-branding to the name Republic Bank.

•      Successfully opened first “new look” store in Haddonfield, NJ.

Management believes that the customer-focused retail model will drive low-cost core deposit growth, which is essential to shareholder value and growth.  Our retail model is designed to provide superior customer service and a great retail experience that is expected to turn customers into fans and build a successful franchise for our shareholders.

Critical Accounting Policies, Judgments and Estimates

In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies used in preparing the consolidated financial statements. These policies are described in Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other than temporary impairment of securities and deferred income taxes.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies related to the allowance for loan losses, other-than-temporary impairment of securities and deferred income taxes as being critical.

Allowance for Loan Losses - Management’s ongoing evaluation of the adequacy of the allowance for loan losses is based on our past loan loss experience, the volume and composition of our lending, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.  The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management, based upon its evaluation, considers adequate to absorb losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for both impaired loans and all classified loans, which are not impaired, and a general allowance on the remainder of the portfolio. Although management determines the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Management establishes an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price, or fair value of collateral if the loan is collateral dependent, is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. A delay or shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Management also establishes a specific valuation allowance on classified loans, which are not impaired. We segregate these loans by category and assign allowances to each loan based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.  Classification of a loan within this category is based on identified weaknesses that increase the credit risk of the loan.

Management also establishes a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectibility of the loan portfolio.

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting its primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, the estimates of the allowance for loan loss have provided adequate coverage against actual losses incurred.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review the allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other-Than-Temporary Impairment of Securities - Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and our intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Income Taxes - Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of various deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, management’s estimates and judgments to calculate the deferred tax accounts have not required significant revision.

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including the past operating results and forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require management to make judgments about the future taxable income and are consistent with the plans and estimates used to manage the business. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on future earnings.

Results of Operations - for the year ended December 31, 2010 (2010) as compared to the year ended December 31, 2009 (2009)

Overview

We had a net loss of $10.7 million or $0.57 per diluted share for 2010 as compared to a net loss of $11.4 million, or $1.07 per diluted share, for 2009.  Interest income decreased $3.2 million due to a decrease in average loans outstanding from $736.6 million at December 31, 2009 to $659.9 million at December 31, 2010.  The decrease was due to our intentional effort to reduce exposure in our commercial real estate (“CRE”) portfolio.  The decrease in interest income is more than offset by a decrease in interest expense of $5.8 million, which was primarily driven by a decrease in the cost of interest bearing deposits from 1.96% at December 31, 2009 to 1.25% at December 31, 2010 as we continue to focus on the gathering of low-cost core deposits.  The provision for loan losses increased to $16.6 million during 2010, as compared to $14.2 million for 2009, reflecting additional reserves on certain loans as we continue to deal with the impact of the current economic environment.  Non-interest income increased to $2.8 million in 2010 from $79,000 in 2009, primarily due to $1.7 million reduction in impairment charges on bank pooled trust preferred securities held in our investment portfolio and a $1.3 million gain on sale of investment securities.  Non-interest expenses increased $2.1 million to $33.1 million for 2010 as compared to $31.0 million for 2009, which was primarily due to $1.0 million of one-time charges related to the termination of the merger agreement with Metro Bancorp, Inc., as well as an increase of $355,000 in costs associated with other real estate owned and $444,000 in legal fees related to the work out of problem loans.  Return on average assets and average equity was (1.14)% and (13.42)% respectively, for 2010 as compared to (1.22)% and (15.32)% respectively, for 2009.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2010, 2009 and 2008, as Republic had tax-exempt income in those years.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$31,313	$80	0.26%	$48,580	$118	0.24%	$9,821	$218	2.22%
Investment securities and restricted stock	175,074	6,176	3.53%	96,787	4,633	4.79%	89,365	5,135	5.75%
Loans receivable	659,882	34,293	5.20%	736,647	38,943	5.29%	789,446	48,846	6.19%
Total interest-earning assets	866,269	40,549	4.68%	882,014	43,694	4.95%	888,632	54,199	6.10%
Other assets	73,961			58,106			51,349
Total assets	$940,230			$940,120			$939,981

Interest bearing liabilities:
Demand – non-interest bearing	$116,895	$-	-	$86,621	$-	-	$76,671	$-	-
Demand – interest bearing	58,467	427	0.73%	47,174	310	0.66%	33,976	327	0.96%
Money market & savings	320,296	3,689	1.15%	281,621	5,258	1.87%	222,590	6,150	2.76%
Time deposits	320,194	4,621	1.44%	383,535	8,374	2.18%	397,740	14,844	3.73%
Total deposits	815,852	8,737	1.07%	798,951	13,942	1.75%	730,977	21,321	2.92%
Total interest bearing deposits	698,957	8,737	1.25%	712,330	13,942	1.96%	654,306	21,321	3.26%
Other borrowings	35,930	1,508	4.20%	57,454	2,113	3.68%	121,236	3,760	3.10%
Total interest-bearing liabilities	734,887	10,245	1.39%	769,784	16,055	2.09%	775,542	25,081	3.23%
Total deposits and other borrowings	851,782	10,245	1.20%	856,405	16,055	1.87%	852,213	25,081	2.94%
Non-interest bearing other liabilities	8,781			9,031			8,459
Shareholders’ equity	79,667			74,684			79,309
Total liabilities and shareholder’s equity	$940,230			$940,120			$939,981

Net interest income(2)		$30,304			$27,639			$29,118
Net interest spread			3.29%			2.86%			2.87%
Net interest margin(2)			3.50%			3.13%			3.28%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $240, $224 and $223 in 2010, 2009 and 2008, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2010 vs. 2009			Year ended December 31, 2009 vs. 2008
	Changes due to			Changes due to
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned on:
Federal funds sold and other interest-earning assets	$(46)	$8	$(38)	$94	$(194)	$(100)
Securities	2,762	(1,219)	1,543	355	(857)	(502)
Loans	(4,011)	(639)	(4,650)	(2,791)	(7,112)	(9,903)
Total interest earning assets	$(1,295)	$(1,850)	$(3,145)	$(2,342)	$(8,163)	$(10,505)

Interest expense of:
Deposits:
Interest-bearing demand	$(83)	$(34)	$(117)	$(87)	$104	$17
Money market and savings	(451)	2,020	1,569	(1,102)	1,994	892
Time	847	2,906	3,753	310	6,160	6,470
Total deposit interest expense	313	4,892	5,205	(879)	8,258	7,379
Other borrowings	517	88	605	2,346	(699)	1,647
Total interest expense	830	4,980	5,810	1,467	7,559	9,026
Net interest income	$(465)	$3,130	$2,665	$(875)	$(604)	$(1,479)

Net Interest Income

Tax equivalent net interest margin increased 37 basis points to 3.50% during 2010, compared to 3.13% during 2009.

While yields on interest-bearing assets decreased 27 basis points to 4.68% in 2010 from 4.95% in 2009, the rates on total deposits and other borrowings decreased 67 basis points to 1.20% in 2010 from 1.87% in 2009. The decrease in yields on assets and rates on deposits/borrowings was due to decreases in both average loans and the average cost of deposits.

Tax equivalent net interest income increased $2.7 million, or 9.6%, to $30.3 million for 2010, as compared to $27.6 million for 2009. The increase in net interest income was due primarily to a 71 basis point decrease in the cost of  interest-bearing deposits.  Average interest bearing liabilities amounted to $734.9 million for 2010 and $769.8 million for 2009, and the total interest expense decreased $5.8 million, or 36.2%, to $10.2 million for 2010, from $16.1 million in 2009, primarily the result of lowering our cost of funds on money market, savings and time deposits as a result of our retail focused, customer service strategy which includes the gathering of low cost core deposits.

Total tax equivalent interest income decreased $3.1 million, or 7.2%, to $40.5 million for 2010, from $43.7 million for 2009.  Interest and fees on loans decreased $4.7 million, or 11.9%, to $34.3 million for 2010, from $38.9 million for 2009.  The decrease was due primarily to a $76.8 million decrease in average loans receivable due to our intentional efforts to reduce exposure in the commercial real estate portfolio. Tax equivalent interest and dividends on investment securities increased $1.5 million to $6.2 million for 2010, from $4.6 million for 2009, primarily reflecting a $78.3 million increase in average investment securities.

Total interest expense decreased $5.8 million, or 36.2%, to $10.2 million for 2010, from $16.1 million for 2009 as a result of our decision to reduce dependence on the more volatile sources of funding such as brokered and public fund certificates of deposit.  Interest-bearing liabilities averaged $734.9 million for 2010, versus $769.8 million for 2009, or a decrease of $34.9 million.  Average deposit balances increased $16.9 million offset by a $21.5 million decrease in average other borrowings.  The average rate paid on interest-bearing liabilities decreased 70 basis points to 1.39% for 2010.  Interest expense on time deposit balances decreased $3.8 million to $4.6 million in 2010 from $8.4 million in 2009, primarily reflecting lower rates.  Money market and savings interest expense decreased $1.6 million to $3.7 million in 2010, from $5.3 million in 2009.   Accordingly, rates on total interest-bearing deposits decreased 71 basis points in 2010 compared to the comparable prior year period.

Interest expense on other borrowings decreased $605,000 to $1.5 million in 2010, primarily as a result of the maturity of $25.0 million of FHLB term borrowings in June 2010.  Average other borrowings, primarily overnight FHLB borrowings, decreased $21.5 million, or 37.5%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities.  We intentionally reduced our dependence on short-term borrowings during 2010.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known losses and adequate to absorb estimated inherent losses in the portfolio. The provision for loan losses amounted to $16.6 million during 2010 compared to $14.2 million for the comparable prior year period.

The $16.6 million provision recorded in 2010 was primarily driven by a comprehensive internal, external and regulatory review of our loan portfolio.  As a result of these reviews, management determined that an increased provision would be required.  The increase from the comparable prior year period was primarily due to the continued decline of collateral values within our commercial real estate portfolio due to the challenging economic environment as we took actions to reduce exposure levels throughout the year.

Non-Interest Income

Total non-interest income increased to $2.8 million for 2010 compared to $79,000 for 2009, primarily due to a decrease of $1.7 million in impairment charges on bank pooled trust preferred securities held in our investment portfolio and a $1.3 million gain on sale of investment securities during 2010.  We believe the reduction in impairment charges on our bank pooled trust preferred securities will continue in 2011 and after. During 2010, we capitalized on an opportunity to recognize available gains on the sale of certain investment securities.

Non-Interest Expenses

Total non-interest expenses increased $2.1 million, or 6.8% to $33.1 million for 2010 compared to $31.0 million for 2009.  Occupancy expense increased to $4.0 million in 2010, compared to $3.1 million for 2009 primarily as a result of the write off of future site development costs associated with the termination of the merger agreement with Metro Bancorp, Inc. in March 2010.  Legal fees increased to $1.9 million in 2010, compared to $1.2 million in 2009 mainly due to an increase in loan workouts as well as fees that were incurred as a result of the termination of the merger agreement with Metro Bancorp, Inc.  Other real estate expenses increased to $658,000 in 2010, compared to $303,000 in 2009, primarily due to an increase in property maintenance expenses on foreclosed properties.

Provision for Income Taxes

The benefit for income taxes generated by our net operating losses remained consistent at  $6.1 million for 2010, as compared to $6.2 million for 2009.  The effective tax rates in those periods were 35% and 35%, respectively.

Results of Operations - for the year ended December 31, 2009 (2009) as compared to the year ended December 31, 2008 (2008)

Overview

We had a net loss of $11.4 million or $1.07 per diluted share during 2009, compared to a net loss of $472,000, or $0.04 per diluted share during 2008.  During 2009, there was a $10.5 million, or 19.5%, decrease in total interest income, due to a 90 basis point decrease in the yield on average loans outstanding, while interest expense decreased by $9.0 million, reflecting a 130 basis point decrease in the rate on average interest-bearing deposits outstanding.  Accordingly, net interest income decreased $1.5 million during 2009.  The provision for loan losses in 2009 increased to $14.2 million, compared to $7.5 million for 2008, driven by additional reserves on certain loans as we continued to deal with the impact of the challenging economic environment.  Non-interest income decreased $1.2 million to $79,000 in 2009, compared to $1.2 million in 2008, primarily due to impairment charges on investment securities.  Non-interest expenses increased $7.1 million to $31.0 million in 2009 compared to $23.9 million in 2008, primarily due to activities surrounding the anticipated closing of the Metro merger as salaries and employee benefit expense increased by $3.1 million and consulting fees increased by $1.3 million.  In addition, regulatory assessments and costs increased by $1.8 million due to actions taken by the FDIC coupled with strong growth in core deposits.  Return on average assets and average equity was (1.22)% and (15.32)%, respectively, in 2009 compared to (0.05)% and (0.60)%, respectively in 2008.

Net Interest Income

Tax equivalent net interest margin decreased 15 basis points to 3.13% during 2009, versus 3.28% in 2008.

While yields on interest-bearing assets decreased 115 basis points to 4.95% in 2009 from 6.10% in 2008, the rate on total deposits and other borrowings decreased 107 basis points to 1.87% for 2009 from 2.94% in 2008. The decrease in yields on assets and rates on deposits and borrowings was due to re-pricing assets and liabilities primarily as a result of actions taken by the Federal Reserve.

Tax equivalent net interest income decreased $1.5 million, or 5.2%, to $27.6 million for 2009, from $29.1 million for 2008. The decrease in net interest income was due primarily to a decrease in average loans.  Average interest earning assets amounted to $882.0 million for 2009 and $888.6 million for 2008 but average loans decreased $52.8 million, replaced primarily with lower yielding investment securities, federal funds sold and other interest earning assets.

Total tax equivalent interest income decreased $10.5 million, or 19.4%, to $43.7 million for 2009, from $54.2 million in 2008.  Interest and fees on loans decreased $9.9 million, or 20.3%, to $38.9 million for 2009, from $48.8 million for 2008.  The decrease was due primarily to the 90 basis point decline in the yield on loans resulting from the re-pricing of the variable rate loan portfolio as a result of actions taken by the Federal Reserve.  Tax equivalent interest and dividends on investment securities decreased $502,000 to $4.6 million for 2009, from $5.1 million for 2008, primarily reflecting lower yields.  Interest on federal funds sold and other interest-earning assets decreased $100,000, or 45.9%, reflecting decreases in short- term market interest rates.

Total interest expense decreased $9.0 million, or 36.0%, to $16.1 million in 2009, from $25.1 million in 2008.  Interest-bearing liabilities averaged $769.8 million for 2009, versus $775.5 million for 2008, or a decrease of $5.8 million.  The decrease primarily reflected reduced external funding requirements due to a decrease in outstanding loans.  Average deposit balances increased $68.0 million offset by a $63.8 million decrease in average other borrowings.  The average rate paid on interest-bearing liabilities decreased 114 basis points to 2.09% for 2009.  Interest expense on time deposit balances decreased $6.5 million to $8.4 million in 2009 from $14.8 million in 2008, mainly due to lower rates.  Money market and savings interest expense decreased $892,000 to $5.3 million in 2009, from $6.2 million in 2008.  The decrease in interest expense on deposits reflected the impact of the lower short-term interest rate environment.  Accordingly, rates on total interest-bearing deposits decreased 130 basis points in 2009 as compared to 2008.

Interest expense on other borrowings decreased $1.6 million to $2.1 million in 2009, as a result of lower average balances due to reduced external funding requirements.  Average other borrowings, primarily overnight FHLB borrowings, decreased $63.8 million, or 52.6%, during 2009.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities and $25.0 million of FHLB term borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known losses and adequate estimate to absorb inherent losses in the portfolio. The provision for loan losses amounted to $14.2 million during 2009 compared to $7.5 million for 2008.

The $14.2 million provision recorded in 2009 was primarily driven by a comprehensive internal, external and regulatory review of our loan portfolio.  As a result of these reviews, management determined that an increased provision would be required.  The significant increase from 2008 was primarily due to the continued decline of collateral values within our commercial real estate portfolio and a change in our methodology for calculating potential loan losses inherent in its loan portfolio, coupled with a more conservative loan classification system.  During 2009, as a result of the above items, loan specific reserves were increased to $7.1 million representing 55% of the overall allowance for loan losses.

Non-Interest Income

Total non-interest income decreased $1.1 million to $79,000 during 2009 as compared to $1.2 million during 2008, primarily due to an increase of $0.7 million in impairment charges on bank pooled trust preferred securities held in our investment portfolio. During the second quarter of 2009, we recorded a cumulative effect adjustment in the amount of $0.8 million to reclassify the non-credit component of previously recognized impairment on one of these securities in accordance with accounting guidance issued in April 2009 under ASC 320-10 (refer to the “Recent Accounting Pronouncements” discussion, found under Note 3. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements). The reclassification resulted in an adjustment between retained earnings and accumulated other comprehensive income on the balance sheet. This impairment had previously been recognized as a reduction to earnings during the fourth quarter of 2008. Due to further deterioration of the underlying collateral of the pooled trust preferred securities, we again recognized an other than temporary impairment charge of $0.8 million related to the same security during the fourth quarter of 2009 without the ability to re-state prior year results according to the accounting guidance.

Non-Interest Expenses

Total non-interest expenses increased $7.1 million, or 29.6% to $31.0 million for 2009 compared to $23.9 million for 2008. Salaries and employee benefits increased $3.1 million, or 31.9%, to $12.7 million for 2009 as a result annual merit increases and higher medical insurance premiums. In addition, we continued to add staff in anticipation of the closing of the proposed Metro merger. Occupancy expense increased to $3.1 million in 2009, compared to $2.4 million for 2008 due to higher maintenance costs and incremental rent increases at several store locations, as well as the corporate headquarters.  Professional fees increased to $2.3 million in 2009, compared to $1.0 million in 2008 mainly due to an increase in consulting fees driven by activities surrounding the anticipated closing of the proposed Metro merger.  Regulatory assessments and costs increased to $2.3 million for 2009 from $0.6 million in 2008, as a result of increases in statutory FDIC insurance rates along with a one-time special assessment paid during the third quarter of 2009.

Provision for Income Taxes

The benefit for income taxes generated by our net operating losses increased to $6.2 million for 2009, compared to $777,000 for 2008.  The effective tax rates in those periods were 35% and a 62% benefit, respectively.

Financial Condition

December 31, 2010 compared to December 31, 2009

Total assets decreased $132.5 million to $876.1 million at December 31, 2010, compared to $1.0 billion at December 31, 2009. This decrease was primarily driven by a $72.1 million decrease in net loans receivable and a $42.3 million decrease in investment securities.

Loans

The loan portfolio, which represents our largest asset, is our most significant source of interest income. Our lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Total gross loans decreased $73.5 million, or 10.6%, to $620.4 million at December 31, 2010, versus $693.8 million at December 31, 2009. This decrease is reflective of our continuing effort to reduce exposure to decline in value of commercial real estate and strengthen the credit quality of the loan portfolio.  Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $16.4 million at December 31, 2010. Loans made to an individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. The aggregate amount of those relationships that exceeded $11.0 million at December 31, 2010, was $132.9 million. The $11.0 million threshold approximates 10% of total regulatory capital and reflects an additional internal monitoring guideline.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), municipal securities and debt securities, which include corporate bonds and trust preferred securities.  Available-for-sale securities totaled $143.4 million at December 31, 2010, a decrease of $42.0 million, or 22.6%, from year-end 2009, due to the maturity or call of certain investment securities, as well as sales of investments securities in order to recognize gains that most likely would not exist in a rising rate environment.  At December 31, 2010, the portfolio had a net unrealized loss of $1.7 million, compared to a net unrealized loss of $1.1 million at December 31, 2009.

Investment securities considered held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2010, securities held to maturity totaled $147,000, which was comparable to the $155,000 at year-end 2009. At both dates, respective carrying values approximated market values.

Restricted Stock

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At December 31, 2010 and 2009, FHLB stock totaled $6.4 million and $6.7 million, respectively.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a contingency line of credit.  At December 31, 2009 and 2008, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $19.8 million, to $35.9 million at December 31, 2010, from $55.6 million at December 31, 2009, reflecting a $8.6 million decrease in federal funds sold and a $6.4 million decrease in interest-bearing deposits.

Fixed Assets

Bank premises and equipment, net of accumulated depreciation, totaled $25.5 million at December 31, 2010, an increase of $1.0 million from $24.5 million at December 31, 2009.  This increase was mainly due to the capital expenses related to opening the new Haddonfield store location in southern New Jersey in July 2010.

Other Real Estate Owned

 The balance of other real estate owned increased to $15.2 million at December 31, 2010 from $13.6 million at December 31, 2009, primarily reflecting two transfers related to non-performing loans of $6.9 million, partially offset by proceeds of sales totaling $3.8 million and write-downs totaling $1.6 million.  We continue to actively pursue resolutions related to all non-performing assets.

Bank Owned Life Insurance

At December 31, 2010, the value of the insurance was $12.6 million, which was an increase of $182,000 from $12.4 million at December 31, 2009.  The slight increase reflected income earned on the insurance policies.

Other Assets

Other assets slightly decreased by $394,000 to $24.8 million at December 31, 2010, from $25.2 million at December 31, 2009.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits including some brokered deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $125.2 million to $757.7 million at December 31, 2010, from $882.9 million at December 31, 2009 which was mainly due to the intentional decision to reduce our dependency on the more volatile sources of funding such as brokered deposits and public fund certificates of deposit.

Short-Term Borrowings and FHLB Advances

Republic had no FHLB advances outstanding as of December 31, 2010 and $25.0 million outstanding at December 31, 2009, which matured in June 2010. Republic also had no short-term borrowings (overnight) at December 31, 2010 or 2009 as we reduced our dependence on outside borrowings and focused on low-cost core deposit funding sources.

Shareholders’ Equity

Total shareholders’ equity increased $17.9 million to $88.1 million at December 31, 2010, versus $70.3 million at December 31, 2009, primarily due to $28.8 million of net proceeds from the 2010 common stock offering that was partially offset by a $10.7 million net loss recorded during 2010.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government Agency issued mortgage-backed securities which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust preferred securities. Our ALCO committee monitors and approves all security purchases.  The decrease in the total amortized cost of securities in 2010 was driven by the early call of two agency bonds and the sale of certain mortgage backed securities during the fourth quarter of 2010.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2010, 2009 and 2008 is as follows:

(dollars in thousands)	At December 31,
	2010	2009	2008
Available for sale:
Mortgage-back securities/CMOs	$125,011	$144,081	$60,859
Municipal securities	10,589	10,325	10,073
Corporate bonds	3,000	5,989	5,988
Agency bonds	-	18,991	-
Trust preferred securities	6,417	6,789	8,003
Other securities	131	281	279
Total amortized cost of securities	$145,148	$186,456	$85,202

Total fair value of investment securities	$143,439	$185,404	$83,032

Held to maturity:
U.S. Government Agencies	$2	$2	$3
Mortgage-back securities/CMOs	-	-	15
Municipal securities	-	-	30
Other securities	145	153	150
Total amortized cost of securities	$147	$155	$198

Total fair value of investment securities	$157	$165	$214

No single issuer of securities (excluding government agencies) account for more than 5% of shareholders’ equity.

At December 31, 2010, the portfolio included 25 municipal securities with a market value of $9.2 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to ensure the financial stability of the municipal entity.  The largest geographic concentration was in California where 13 municipal securities had a market value of $4.5 million.  There were no defaults by any Moody’s rated state or local government in 2010.  As of December 31, 2010, there was no impairment on any municipal securities.

The following table presents the contractual maturity distribution and weighted average yield of our securities portfolio at December 31, 2010.  Mortgage-backed securities are presented without consideration of amortization or prepayments (dollars in thousands).

	December 31, 2010
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale:
Mortgage-backed securities/CMOs	$-	-	$30	6.01%	$-	-	$127,632	3.12%	$127,662	$125,011	3.12%
Municipal securities	-	-	-	-	323	4.26%	8,887	4.29%	9,210	10,589	4.29%
Corporate bonds	-	-	-	-	-	-	3,000	3.58%	3,000	3,000	3.58%
Trust Preferred securities	-	-	-	-	-	-	3,450	-	3,450	6,417	0.00%
Other securities	-	-	-	-	117	1.35%	-	-	117	131	1.38%
Total AFS securities	$-	-	$30	6.01%	$440	3.49%	$142,969	3.13%	$143,439	$145,148	3.13%

Held to Maturity:
U.S. Government Agencies	$-	-	$-	-	$2	1.58%	$-	-	$2	$2	1.58%
Other securities	-	-	115	6.29%	-	-	30	0.00%	155	145	5.00%
Total HTM securities	$-	-	$115	6.29%	$2	1.58%	$30	0.00%	$157	$147	4.95%

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

The types of instruments valued based on matrix pricing in active markets include all of the U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within level 2 of the fair value hierarchy. As required by ASC 820-10, we do not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are primarily comprised of various issues of bank pooled trust preferred securities and a corporate bond.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Beginning balance, January 1	$3,926	$4,932
Security transferred to Level 3 measurements	3,000	-
Unrealized (losses) gains	(104)	208
Impairment charge on Level 3 securities	(372)	(2,073)
Adjustment for non-credit component of previously recognized OTTI	-	837
Other, including proceeds from calls of investment securities	-	22
Ending balance, December 31	$6,450	$3,926

A third party pricing service was used in the development of the fair market valuation for the bank pooled trust preferred securities. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX desktop valuation model was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2010 and 2009. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the bank pooled trust preferred securities are expected to prepay, the estimated rates at which the bank pooled trust preferred securities are expected to defer payments, the estimated rates at which the bank pooled trust preferred securities are expected to default, and the severity of the losses on securities that do default.

Prepayment Assumptions.

Trust preferred securities generally allow for prepayments without a prepayment penalty any time after 5 years.  Due to the lack of new bank pooled trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 2%.

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

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moodys, Fitch, Bankrate.com and The Street.com. Recent stock price information is also considered, as well as the 52 week high and low, for each bank in each security. Also, the receipt of TARP funding is considered, and if so, the amount. Finally, each bank’s ability to generate capital (internally or externally), which is predictive of a troubled bank’s ability to recover, is considered.

Estimates for longer term rates of deferral and defaults are based on historical averages from a research report issued by Salomon Smith Barney in 2002. Default is defined as any instance when a regulator takes an active role in a bank’s operations under a supervisory action. This definition of default is distinct from failure. A bank is considered to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.

The rates of deferral and conditional default are estimated at 0.36%.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research that indicates that recoveries on trust preferred securities are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various trust preferred securities

Bond Waterfall. The bank pooled trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. We invested in the mezzanine tranches for all of the pooled trust preferred securities. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of December 31, 2010 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at December 31, 2010 and December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward looking curve plus 510 to 1,010 basis points.

Also included in Level 3 investment securities classified as available for sale is a single-issue corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the single underlying institution, which is supported by a detailed quarterly review of the institution’s financial statements. The institution is a “well capitalized” institution under banking regulations.

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, loans secured by one-to-four family residential property, commercial construction and residential construction loans as well as residential mortgages, home equity loans and other consumer loans. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $16.4 million at December 31, 2010. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $11.0 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2010, amounted to $132.9 million. There were no loans in excess of the legal lending limit at December 31, 2010.

The majority of loans outstanding are with borrowers in our marketplace, Philadelphia and surrounding suburbs, including southern New Jersey. In addition, we have loans to customers whose assets and businesses are concentrated in real estate. Repayment of our loans is in part dependent upon general economic conditions affecting our market place and specific industries. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral varies but primarily includes residential, commercial and income-producing properties.

At December 31, 2010, we had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to lessors of nonresidential real estate in the aggregate amount of $227.7 million, which represented 36.7% of gross loans receivable at December 31, 2010 and lessors of residential real estate in the aggregate amount of $66.8 million, which represented 10.8% of gross loans receivable at December 31, 2010.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Total loans decreased $73.5 million, or 10.6%, to $620.4 million at December 31, 2010, from $693.8 million at December 31, 2009.  This decrease is a direct result of our ongoing effort to reduce exposure related to the high concentration of loans in the commercial real estate portfolio through normal paydowns, early pay-offs, and participations with other financial institutions. Specific focus was placed upon reduction of the outstanding amounts within the construction and land development category.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Commercial:
Real estate secured	$454,270	$487,018	$456,273	$477,678	$466,636
Construction and land development	73,795	103,790	216,060	228,616	218,671
Non real estate secured	53,091	60,127	60,203	77,347	71,816
Non real estate unsecured	16,213	18,344	21,531	8,451	8,598
Total commercial	597,369	669,279	754,067	792,092	765,721
Residential real estate(1)	5,026	3,341	5,347	5,960	6,517
Consumer and other	18,430	21,640	24,165	24,302	20,952
Total loans	$620,825	$694,260	$783,579	$822,354	793,190

Deferred loan fees	470	442	497	805	1,130
Total loans, net of deferred loan fees	$620,355	$693,818	$783,082	$821,549	$792,060

(1)Residential real estate secured is comprised of jumbo residential first mortgage loans for all years presented.

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

	At December 31, 2010
(dollars in thousands)	Commercial and Commercial Real Estate	Construction and Land Development	Residential Real Estate	Consumer and Other	Total
Fixed rate:
1 year or less	$71,392	$10,477	$-	$396	$82,265
1-5 years	199,150	1,950	-	358	201,458
After 5 years	111,614	-	5,026	3,188	119,828
Total fixed rate	382,156	12,427	5,026	3,942	403,551

Adjustable rate:
1 year or less	86,967	44,293	-	$693	131,953
1-5 years	20,518	16,593	-	495	37,606
After 5 years	33,933	482	-	13,300	47,715
Total adjustable rate	141,418	61,368	-	14,488	217,274

Total	$523,574	$73,795	$5,026	$18,430	$620,825

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.

At December 31, 2010, 65.0% of total loans were fixed rate compared to 62.9% at December 31, 2009.

Credit Quality

Republic’s written lending policies require specific underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances.  A committee consisting of senior management and certain members of the board of directors oversees the loan approval process to monitor that proper standards are maintained, while approving the majority of commercial loans.

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

While a loan is classified as non-accrual or as an impaired loan and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans, which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Loans accruing, but past due 90 days or more	$-	$-	$-	$-	$-
Non-accrual loans:
Commercial	20,332	9,545	2,758	14,757	6,448
Construction	18,970	15,904	13,666	6,747	173
Residential real estate	-	-	-	-	-
Consumer and other	690	585	909	776	295
Total non-accrual loans	39,992	26,034	17,333	22,280	6,916
Total non-performing loans(1)	39,992	26,034	17,333	22,280	6,916
Other real estate owned	15,237	13,611	8,580	3,681	572
Total non-performing assets(1)	$55,229	$39,645	$25,913	$25,961	$7,488

Non-performing loans as a percentage of total loans, net of unearned income(1)	6.45%	3.75%	2.21%	2.71%	0.87%
Non-performing assets as a percentage of total assets	6.30%	3.93%	2.72%	2.55%	0.74%

(1)Non-performing loans are comprised of (i) loans that are on non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans increased $14.0 million, to $40.0 million at December 31, 2010, from $26.0 million at December 31, 2009.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2010, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Interest income that would have been recorded had the loans been in accordance with their original terms	$2,405,000	$1,180,000	$553,000	$1,447,000	$165,000
Interest income included in net income	$-	$-	$-	$-	$-

Allowance for Loan Losses

A detailed analysis of our allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$12,841	$8,409	$8,508	$8,058	$7,617

Charge-offs:
Commercial	19,126	9,764	7,778	1,503	601
Tax refund loans	-	-	-	-	1,286
Consumer	42	6	19	3	-
Total charge-offs	19,168	9,770	7,797	1,506	1,887
Recoveries:
Commercial	1,168	-	119	81	37
Tax refund loans	-	-	77	283	927
Consumer	3	2	3	2	-
Total recoveries	1,171	2	199	366	964
Net charge-offs	17,997	9,768	7,598	1,140	923
Provision for loan losses	16,600	14,200	7,499	1,590	1,364
Balance at end of period	$11,444	$12,841	$8,409	$8,508	$8,058

Average loans outstanding(1)	$659,882	$736,647	$789,446	$820,380	$728,754

As a percent of average loans:(1)
Net charge-offs	2.73%	1.33%	0.96%	0.14%	0.13%
Provision for loan losses	2.52%	1.93%	0.95%	0.19%	0.19%
Allowance for loan losses	1.73%	1.75%	1.07%	1.04%	1.11%

Allowance for loan losses to:
Total loans, net of unearned income	1.84%	1.85%	1.07%	1.04%	1.02%
Total non-performing loans	28.62%	49.32%	48.51%	38.19%	116.51%
(1)Includes non-accuring loans.

The allowance for loan losses as a percentage of non-performing loans was 28.6% at December 31, 2010.  Coverage is considered adequate by management as of December 31, 2010 and is consistent with December 31, 2009 and 2008.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision for loan losses amounted to $16.6 million in 2010 and $14.2 million in 2009.  The provisions recorded in 2010 and 2009 were primarily driven by the negative impact of the challenging economic environment as well as declining collateral values and increased delinquencies.  The Company continues to examine and monitor all aspects of the loss portfolio to assure that credit quality issues have been appropriately addressed.  A significant portion of the provision recorded in 2010 included approximately $9.1 million which was the result of a strategy that the Company had elected to employ with five lending relationships.  Each of these relationships involves loans for development projects classified in the Commercial Real Estate loan portfolio.  These five relationships include the construction or refurbishment of existing properties into residential or commercial condominium units.  The projects are in varying stages of development ranging from initial start-up to nearly complete.  Due to reduced demand in the condominium marketplace, some borrowers have elected to lease completed units to generate cash flow.  Under these circumstances certain loans could have been restructured to maintain a performing status.  However, the Company has chosen to enforce the existing terms of these loans and actively pursue resolution to the significant credit concerns in the existing loan portfolio.  The Company believes that this will minimize the potential for future additional losses that would have resulted if aggressive action had not been taken.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that it determines is adequate to absorb inherent losses in the loan portfolio. The board of directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer, who reviews both the loan portfolio and overall adequacy of the allowance for loan losses. The board of directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer conducts this loan review on a quarterly basis and reports directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2010. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is accordingly based upon historical experience. The entire allowance for loan losses is available to absorb loan losses in any loan category.

The allocation of the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is as follows:

	At December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$9,895	84.3%	$8,762	81.5%	$4,721	68.6%	$5,303	68.5%	$5,852	69.0%
Construction	1,053	11.9%	3,789	14.9%	3,278	27.6%	2,739	27.8%	1,714	27.6%
Residential real estate	69	0.8%	27	0.5%	41	0.7%	43	0.7%	48	0.8%
Consumer and other	252	3.0%	176	3.1%	241	3.1%	174	3.0%	156	2.6%
Unallocated	175	-	87	-	128	-	249	-	288	-
Total allowance for loan losses	$11,444	100%	$12,841	100%	$8,409	100%	$8,508	100%	$8,058	100%

The methodology utilized to determine the amount of the allowance for loan losses is as follows: we first apply an estimated loss percentage against all loans that are not specifically reserved. In 2010, we experienced net charge-offs to average loans of approximately 2.73%.  Net recoveries and net charge-offs, respectively, to average loans were 1.33%, 0.96%, 0.14% and 0.13% in 2009, 2008, 2007 and 2006.  In addition to sustained charge-off history, management estimates loss percentages based upon the purpose and/or collateral of various commercial loan categories. While such loss percentages exceed the percentages suggested by historical experience longer than over the past five years, we maintained those percentages in 2010. Due to the economic downturn, we will continue to evaluate these percentages and may adjust these estimates on the basis of charge-off history, economic conditions, industry experience or other relevant factors.  We also provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans classified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  The unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2010, loans made for commercial and construction, residential mortgage and consumer purposes, respectively, amounted to $597.0 million, $5.0 million and $18.4 million.

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $87.1 million, $124.4 million and $18.3 million at December 31, 2010, 2009 and 2008, respectively. The amounts of related valuation allowances were $2.8 million, $7.1 million and $2.4 million respectively at those dates.  For the years ended December 31, 2010, 2009 and 2008 the average recorded investment in impaired loans was approximately $100.3 million, $79.2 million, and $10.6 million, respectively.  Republic earned $2.7 million, $5.4 million and $70,000 of interest income on impaired loans (internally classified accruing loans) in 2010, 2009, and 2008, respectively.   There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

At December 31, 2010 and 2009, internally classified accruing loans totaled approximately $47.1 million and $98.4 million respectively.  The amounts of related valuation were $2.2 million and $5.3 million respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2010 and 2009, in the aggregate principal amount of $1.7 million and $13.4 million respectively; and (ii) 60 to 89 days past due, at December 31, 2010 and 2009 in the aggregate principal amount of $17.5 million and $23.7 million respectively.

Estimates of market values of other real estate owned are primarily based on appraisals.  The following table is an analysis of the change in other real estate owned for the years ended December 31, 2010 and 2009:

	At December 31,
(dollars in thousands)	2010	2009
Balance at January 1st	$13,611	$8,580
Additions, net	6,913	8,113
Sales	(3,752)	(1,511)
Writedowns/losses on sales	(1,535)	(1,571)
Balance at December 31st	$15,237	$13,611

Deposits

Total deposits at December 31, 2010 were $757.7 million, a decrease of $125.2 million or 14.2% over total deposits of $882.9 million at December 31, 2009.  Total deposits by type of customer for the years ended December 31, 2010, 2009 and 2008 is as follows:

	At December 31,
(dollars in thousands)	2010	2009	2008
Demand deposits, non-interest bearing	$128,578	$125,618	$70,814
Demand deposits, interest bearing	66,283	52,919	43,044
Money market & savings deposits	329,742	327,103	231,643
Time deposits	233,127	377,254	393,666
Total deposits	$757,730	$882,894	$739,167

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The reduction of total deposits to $757.7 million at December 31, 2010 from $882.9 million at December 31, 2009 was attributable to the reduction in time deposit balances.  We have intentionally reduced our dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2010		2009		2008
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$116,895		$86,621		$76,671
Interest bearing	58,467	0.73%	47,174	0.66%	33,976	0.96%
Money market & savings deposits	320,296	1.15%	281,621	1.87%	222,590	2.76%
Time deposits	320,194	1.44%	383,535	2.18%	397,740	3.73%
Total deposits	$815,852	1.07%	$798,951	1.75%	$730,977	2.92%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2010 is as follows:

(dollars in thousands)	At December 31, 2010
Maturity:
3 months or less	$57,894
3 to 6 months	15,425
6 to 12 months	39,286
Over 12 months	18,603
Total	$131,208

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2010:

(dollars in thousands)	At December 31, 2010
Maturity:
2011	$189,188
2012	36,236
2013	2,759
2014	842
2015	4,102
Thereafter	-
Total	$233,127

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

Credit risk is defined as the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform in accordance with the terms of the contract. The maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same underwriting standards and policies in making credit commitments as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $62.0 million and $68.6 million and standby letters of credit of approximately $3.6 million and $3.7 million at December 31, 2010 and 2009, respectively.  Commitments often expire without being drawn upon. The $62.0 million of commitments to extend credit at December 31, 2010, were substantially all variable rate commitments.

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

Contractual obligations and other commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010 (dollars in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$46,145	$2,178	$4,523	$4,679	$34,765
Remaining contractual maturities of Time Deposits	233,127	189,188	38,995	4,944	-
Subordinated debt	22,476	-	-	-	22,476
Employment agreements	865	433	432	-	-
Director and Officer retirement plan obligations	1,410	346	213	200	651
Loan commitments	62,017	50,584	3,812	615	7,006
Standby letters of credit	3,557	3,325	232	-	-
Total	$369,597	$246,054	$48,207	$10,438	$64,898

As of December 31, 2010, we had entered into non-cancelable lease agreements for our main office and operations center and twelve current Republic retail branch facilities, expiring through January 31, 2039, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $46.1 million through the year 2039, including renewal options.  We have entered into an employment agreement with the CEO of the Company. The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2010 is approximately $865,000.  We have retirement plan agreements with certain directors and officers.  At December 31, 2010, the accrued benefits under the plan were approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

Interest Rate Risk Management

We attempt to manage our assets and liabilities in a manner that optimizes net interest income in a range of interest rate environments. Management uses a GAP analysis and simulation models to monitor behavior of its interest sensitive assets and liabilities. Adjustments to the mix of assets and liabilities are made periodically in an effort to provide steady growth in net interest income.

Management presently believes that the effect on Republic of any future reduction in interest rates, reflected in lower yielding assets, could be detrimental since Republic may not have the immediate ability to commensurately decrease rates on its interest bearing liabilities, primarily time deposits, other borrowings and certain transaction accounts. An increase in interest rates could have a negative effect on Republic, due to a possible lag in the re-pricing of core deposits not taken into account in the static GAP analysis.

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. We attempt to optimize net interest income while managing period-to-period fluctuations therein. We typically define interest-sensitive assets and interest-sensitive liabilities as those that re-price within one year or less.  Generally, we limit long-term fixed rate assets and liabilities in our efforts to manage interest rate risk.

The difference between interest-sensitive assets and interest-sensitive liabilities is known as the “interest-sensitivity gap” (“GAP”). A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities re-pricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets re-pricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.  Static GAP analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income as changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously.  Interest rate sensitivity analysis also requires assumptions about re-pricing certain categories of assets and liabilities.  For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity.  Mortgage backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  Savings, money market and interest-bearing demand accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. Management estimates the re-pricing characteristics of these accounts based on historical performance and other deposit behavior assumptions. These deposits are not considered to re-price simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to re-price liabilities proportionally to changes in market interest rates, for competitive or other reasons.

Shortcomings, inherent in a simplified and static GAP analysis, may result in an institution with a negative GAP having interest rate behavior associated with an asset-sensitive balance sheet. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Furthermore, re-pricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayments and other cash flows could also deviate significantly from those assumed in calculating GAP in the manner presented in the table on the following page.

The following tables present a summary of our interest rate sensitivity GAP at December 31, 2010.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the trust preferred securities is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2010

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$37,097	$7,273	$13,178	$21,750	$16,661	$12,756	$9,798	$61,293	$179,806	$179,816
Average interest rate	0.88%	3.34%	3.33%	3.33%	3.30%	3.30%	3.29%	2.68%
Loans receivable	227,934	17,675	34,337	54,085	73,663	53,182	25,393	134,086	620,355	623,257
Average interest rate	4.68%	5.87%	6.60%	5.99%	5.42%	5.85%	5.99%	4.21%
Total	$265,031	$24,948	$47,515	$75,835	$90,324	$65,938	$35,191	$195,379	$800,161	$803,073

Cumulative totals	$265,031	$289,979	$337,494	$413,329	$503,653	$569,591	$604,782	$800,161

Interest sensitive liabilities:
Demand interest bearing(1)	$11,047	$11,047	$11,047	$16,571	$16,571	-	-	-	$66,283	$66,283
Average interest rate	0.61%	0.61%	0.61%	0.61%	0.61%	-	-	-
Savings accounts(1)	3,722	3,722	3,722	5,584	5,584	-	-	-	22,334	22,334
Average interest rate	0.94%	0.94%	0.94%	0.94%	0.94%	-	-	-
Money market accounts(1)	51,235	51,235	51,235	76,852	76,851	-	-	-	307,408	307,408
Average interest rate	0.81%	0.81%	0.81%	0.81%	0.81%	-	-	-
Time deposits	58,628	25,213	105,347	36,236	2,759	$842	$4,102	-	233,127	234,417
Average interest rate	0.94%	0.95%	1.21%	1.50%	2.07%	2.79%	2.48%	-
Subordinated debt	11,341	-	-	-	-	-	-	$11,135	22,476	17,728
Average interest rate	1.94%	-	-	-	-	-	-	8.00%
Total	$135,973	$91,217	$171,351	$135,243	$101,765	$842	$4,102	$11,135	$651,628	$648,170

Cumulative totals	$135,973	$227,190	$398,541	$533,784	$635,549	$636,391	$640,493	$651,628

Interest rate sensitivity GAP	$129,058	$(66,269)	$(123,836)	$(59,408)	$(11,441)	$65,096	$31,089	$184,244
Cumulative GAP	$129,058	$62,789	$(61,047)	$(120,455)	$(131,896)	$(66,800)	$(35,711)	$148,533
Interest sensitive assets/Interest sensitive liabilities	195%	128%	85%	77%	79%	90%	94%	123%
Cumulative GAP/ Total earning assets	16%	8%	(8%)	(15%)	(16%)	(8%)	(4%)	19%

(1) Demand, savings and money market accounts are shown to re-price based upon management’s estimate of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental.

In addition to the GAP analysis, we utilize income simulation modeling in measuring our interest rate risk and managing our interest rate sensitivity.  Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities and general market conditions.

Net Portfolio Value and Net Interest Income Analysis

Our interest rate sensitivity also is monitored by management through the use of models, which generate estimates of the change in its net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$65,158	$(38,368)	(37.06%)	8.16%	(370)
+300	68,565	(34,961)	(33.77%)	8.45%	(341)
+200	79,204	(24,322)	(23.49%)	9.53%	(233)
+100	90,574	(12,952)	(12.51%)	10.63%	(123)
Static	103,526	-	0.00%	11.86%	0
-100	104,990	1,464	1.41%	11.73%	(13)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2010 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$35,038	$620	1.80%
+300	34,858	440	1.28%
+200	34,689	271	0.79%
+100	34,459	41	0.12%
Static	34,418	-	0.00%
-100	34,269	(149)	(0.43%)
(1) The net interest income results represent a rate ramp, achieving the rate change over a 12-month period, not an immediate and sustained rate shock.

As is the case with the GAP table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV and NII require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities.  Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.  It is unlikely that the increases in net interest income shown in the table would occur, if deposit rates continue to lag prime rate reductions, in falling rate scenarios.  Conversely, in rising rate scenarios, competitors deposit rates would be an important determinant for any increases in interest income.

Management believes that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, we may and do make significant changes to underlying assumptions, which are wholly judgmental.  Prepayments on residential mortgage loans and mortgage-backed securities have increased over historical levels due to the lower interest rate environment, and may result in reductions in margins.

Capital Resources

We have sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation more commonly known as trust preferred securities. The subsidiary trusts are not consolidated for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital. The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital.

On December 27, 2006, Republic Capital Trust II (Trust II) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to us.  Trust II purchased $6.2 million of our floating rate junior subordinated debentures due 2037, and we used the proceeds to call the securities of Republic Capital Trust I (Trust I).  The debentures purchased by Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor.  We may redeem the debentures on any interest payment date on or after March 1, 2012.

On June 28, 2007, we caused Republic Capital Trust III (Trust III), to issue $5.0 million of trust preferred securities to one investor and $0.2 million common securities to us.  Trust III purchased $5.2 million of our floating rate junior subordinated debentures due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor.  We have the ability to redeem the debentures on any interest payment date on or after September 1, 2012, without a prepayment penalty.

We caused Republic First Bancorp Capital Trust IV (Trust IV) to issue $10.8 million of convertible trust preferred securities on June 10, 2008 as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and, since the investment, a consultant to us, a family trust of Harry D. Madonna, our chairman, president and chief executive officer, and Theodore J. Flocco, Jr., who, since the investment, has been elected to our board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (ii) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

On June 24, 2010, in an underwritten public offering we sold 15 million shares of common stock at $2.00 per share.  On July 22, 2010, the Company sold an additional 412,350 shares of common stock also at $2.00 per share when the underwriters exercised their over-allotment option to purchase additional shares.  The net proceeds of approximately $28.8 million from this offering are being used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its existing stores and adding new stores.

Shareholders’ equity as of December 31, 2010 totaled approximately $88.1 million compared to approximately $70.3 million as of December 31, 2009.  The book value per share of our common stock decreased from $6.64 as of December 31, 2009, based upon 10,577,582 shares outstanding, as adjusted for treasury stock and deferred compensation plan shares, to $3.39 as of December 31, 2010, based upon 25,972,897 shares outstanding at December 31, 2010, as adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 14.93% and 13.14% at December 31, 2010 and 2009, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2010 and 2009 were 13.68% and 11.89%, respectively. At December 31, 2010 and 2009, we exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2010 and 2009, our leverage ratio was 11.01% and 9.36%, respectively.

Federal banking agencies impose three minimum capital requirements on Republic’s risk-based capital ratios based on total capital, Tier 1 capital, and a leverage capital ratio. The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level or earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2010 and 2009, Republic was considered “well capitalized” under FDIC regulations.

The following table presents our regulatory capital ratios at December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total risk based capital
Republic	$97,570	13.51%	$57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier 1 risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier 1 leverage capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

December 31, 2009:
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company	102,527	13.14%	62,399	8.00%	-	-
Tier 1 risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company	92,739	11.89%	31,200	4.00%	-	-
Tier 1 leverage capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company	92,739	9.36%	39,640	4.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2010 and 2009, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

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

Regulatory authorities require us to maintain certain liquidity ratios in order for funds to be available to satisfy commitments to borrowers and the demands of depositors. In response to these requirements, we have formed an asset/liability committee (ALCO), comprised of certain members of Republic’s board of directors and senior management to monitor such ratios. The ALCO committee is responsible for managing the liquidity position and interest sensitivity. That committee’s primary objective is to maximize net interest income while configuring Republic’s interest-sensitive assets and liabilities to manage interest rate risk and provide adequate liquidity for projected needs. The ALCO committee meets on a quarterly basis or more frequently if deemed necessary.

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $35.9 million at December 31, 2010, compared to $55.6 million at December 31, 2009. Loan maturities and repayments are another source of asset liquidity. At December 31, 2010, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending June 30, 2011. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2010, we had outstanding commitments (including unused lines of credit and letters of credit) of $65.6 million. Certificates of deposit scheduled to mature in one year totaled $189.2 million at December 31, 2010. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). We have established a line of credit with the FHLB of Pittsburgh.  We are required to pledge commercial real estate secured loans and residential secured loans as well as investment securities to collateralize our potential borrowing capacity which was $226.1 million at December 31, 2010. As of December 31, 2010 and 2009, we had outstanding borrowings of $0 and $25.0 million, respectively with the FHLB. We also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2010 and 2009.

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

Management previously determined that each of our current and former subsidiary trusts, Trust I, Trust II, Trust III and Trust IV, qualifies as a variable interest entity under ASC 810.  Trust I originally issued mandatorily redeemable preferred stock to investors and loaned the proceeds to us.  The securities were subsequently refinanced via a call during 2006 from proceeds of an issuance by Trust II.  Trust II holds, as its sole asset, subordinated debentures issued by us in 2006.   We issued an additional $5.0 million of pooled trust preferred securities in June 2007.  Trust III holds, as its sole asset, subordinated debentures issued by us in 2007.  In June 2008, we issued an additional $10.8 million of convertible trust preferred securities.  Trust IV holds as its sole asset, subordinated debentures issued by us in 2008.

We do not consolidate our subsidiary trusts. ASC 810 precludes consideration of the call option embedded in the preferred stock when determining if we have the right to a majority of the trust’s expected residual returns. The non-consolidation results in the investment in the common securities of the trust to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on our investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was codified into ASC 810. SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application was prohibited. The impact of adoption was not material.

Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature. Therefore, a financial institution differs greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Management believes that the most significant impact of inflation on financial results is our need and ability to react to changes in interest rates. As discussed previously, management attempts to maintain an essentially balanced position between rate sensitive assets and liabilities over a one-year time horizon in order to protect net interest income from being affected by wide interest rate fluctuations.

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8:  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company begin on page 62.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)" and our report dated March 16, 2011 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2011

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,146	$10,864
Interest bearing deposits with banks	29,620	36,007
Federal funds sold	99	8,747
Cash and cash equivalents	35,865	55,618

Investment securities available for sale, at fair value	143,439	185,404
Investment securities held to maturity, at amortized cost (fair value of $157 and $165, respectively)	147	155
Restricted stock, at cost	6,501	6,836
Loans receivable (net of allowance for loan losses of $11,444 and $12,841, respectively)	608,911	680,977
Premises and equipment, net	25,496	24,490
Other real estate owned, net	15,237	13,611
Accrued interest receivable	3,119	3,957
Bank owned life insurance	12,555	12,373
Other assets	24,827	25,221
Total Assets	$876,097	$1,008,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$128,578	$125,618
Demand – interest bearing	66,283	52,919
Money market and savings	329,742	327,103
Time less than $100,000	101,919	144,622
Time over $100,000	131,208	232,632
Total Deposits	757,730	882,894
FHLB Advances	-	25,000
Accrued interest payable	953	1,826
Other liabilities	6,792	6,182
Subordinated debt	22,476	22,476
Total Liabilities	787,951	938,378

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of December 31, 2010 and 2009	-	-
Common stock par value $0.01 per share, 50,000,000 shares authorized; shares issued 26,501,742 as of December 31, 2010 and 11,081,938 as of December 31, 2009	265	111
Additional paid in capital	106,024	77,086
Accumulated deficit	(13,140)	(2,450)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(709)
Accumulated other comprehensive loss	(1,095)	(675)
Total Shareholders’ Equity	88,146	70,264
Total Liabilities and Shareholders’ Equity	$876,097	$1,008,642

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008
Interest income:
Interest and fees on loans	$34,293	$38,943	$48,846
Interest and dividends on taxable investment securities	5,490	3,974	4,479
Interest and dividends on tax-exempt investment securities	446	435	433
Interest on federal funds sold and other interest-earning assets	80	118	218
Total interest income	40,309	43,470	53,976

Interest expense:
Demand- interest bearing	427	310	327
Money market and savings	3,689	5,258	6,150
Time less than $100,000	2,373	4,275	7,265
Time over $100,000	2,248	4,099	7,579
Other borrowings	1,508	2,113	3,760
Total interest expense	10,245	16,055	25,081
Net interest income	30,064	27,415	28,895
Provision for loan losses	16,600	14,200	7,499
Net interest income after provision for loan losses	13,464	13,215	21,396

Non-interest income:
Loan advisory and servicing fees	403	459	362
Service fees on deposit accounts	1,018	1,219	1,184
Gain on sale of investment securities	1,254	-	5
Total other-than-temporary impairments	(476)	(1,006)	(5,054)
Portion recognized in other comprehensive income (before taxes)	104	(1,067)	3,616
Net other-than-temporary impairments	(372)	(2,073)	(1,438)
Gain on sale of other real estate owned	219	-	-
Bank owned life insurance income	182	255	400
Other non-interest income	135	219	729
Total non-interest income	2,839	79	1,242

Non-interest expenses:
Salaries and employee benefits	12,597	12,699	9,629
Occupancy	3,970	3,081	2,447
Depreciation and amortization	2,029	1,858	1,343
Legal	1,889	1,245	1,454
Write down of other real estate owned	1,560	1,571	1,615
Other real estate owned	658	303	513
Advertising	379	288	464
Data processing	864	807	845
Insurance	916	711	561
Professional fees	1,853	2,285	973
Regulatory assessments and costs	2,128	2,314	556
Taxes, other	787	892	728
Other operating expenses	3,437	2,905	2,759
Total non-interest expense	33,067	30,959	23,887
Loss before benefit for income taxes	(16,764)	(17,665)	(1,249)
Benefit for income taxes	(6,074)	(6,223)	(777)
Net loss	$(10,690)	$(11,442)	$(472)
Net loss per share:
Basic	$(0.57)	$(1.07)	$(0.04)
Diluted	$(0.57)	$(1.07)	$(0.04)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,690)	$(11,442)	$(472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	16,600	14,200	7,499
Writedown of other real estate owned	1,560	1,571	1,615
Net gain on sale of other real estate owned	(219)
Depreciation and amortization	2,029	1,858	1,343
Deferred income taxes	(5,737)	(3,032)	(472)
Deferred compensation plan distributions and transfers	-	1,167	-
Share based compensation	276	278	115
Gain on sale of investment securities	(1,254)	-	(5)
Impairment charges on investment securities	372	2,073	1,438
Amortization of premiums/(discounts) on investment securities	93	(203)	(221)
Increase in value of bank owned life insurance	(182)	(255)	(400)
Decrease (increase) in accrued interest receivable and other assets	7,206	(8,188)	(3,470)
Decrease in accrued interest payable and other liabilities	(263)	(693)	(1,511)
Net cash provided by (used in) operating activities	9,791	(2,666)	5,459

Cash flows from investing activities:
Purchase of investment securities available for sale	(20,313)	(130,783)	(16,366)
Proceeds from the maturity or call of securities available for sale	62,410	27,752	13,202
Proceeds from the maturity or call of securities held to maturity	8	43	84
Purchase of FHLB stock	-	-	(478)
Proceeds from redemption of FHLB stock	335	-	-
Net decrease in loans	48,553	71,383	9,485
Net proceeds from sale of other real estate owned	3,946	1,511	14,870
Premises and equipment expenditures	(3,035)	(12,139)	(4,264)
Net cash provided by (used in) investing activities	91,904	(42,233)	16,533

Cash flows from financing activities:
Net proceeds from stock offering	28,802	-	-
Net proceeds from exercise of stock options	14	166	931
Stock purchases for deferred compensation plan	(100)	(499)	(318)
Tax benefit of stock option exercises	-	14	265
Net increase (decrease) in demand, money market and savings deposits	18,963	160,139	(12,419)
Net decrease in time deposits	(144,127)	(16,412)	(29,269)
Net decrease in short term borrowings	-	(77,309)	(56,124)
Net (decrease) increase in other borrowings	(25,000)	-	25,000
Issuance of subordinated debt	-	-	11,135
Net cash (used in) provided by financing activities	(121,448)	66,099	(60,799)

Net (decrease) increase in cash and cash equivalents	(19,753)	21,200	(38,807)
Cash and cash equivalents, beginning of year	55,618	34,418	73,225
Cash and cash equivalents, end of year	$35,865	$55,618	$34,418

Supplemental disclosures:
Interest paid	$11,118	$16,769	$26,260
Income taxes paid	-	-	400
Non-cash transfers from loans to other real estate owned	6,913	8,113	21,384
Non-cash treasury stock transactions	-	-	106

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance January 1, 2008	$107	$75,321	$8,927	$(2,993)	$(1,165)	$270	$80,467

Net loss			(472)				(472)
Other comprehensive loss, net of tax:
Unrealized loss on securities (pre-tax $4,012)						(2,580)	(2,580)
Reclassification adjustment for impairment charge (pre-tax $1,438)						919	919
							(1,661)
Total comprehensive loss							(2,133)
Stock based compensation		115					115
Options exercised (310,440 shares)	3	928					931
Treasury Stock:
Forfeited shares from deferred compensation plan (35,554 shares)				(340)	340		-
New shares for deferred compensation plan (35,554 shares)				234	(234)		-
Tax benefit of stock option exercises		265					265
Stock purchases for deferred compensation plan (53,800 shares)					(318)		(318)
Balance December 31, 2008	$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327

Net loss			(11,442)				(11,442)
Other comprehensive loss, net of tax:
Unrealized loss on securities (pre-tax $116)						(76)	(76)
Reclassification adjustment for impairment charge (pre-tax $2,073)						1,329	1,329
							1,253
Total comprehensive loss							(10,189)
Stock based compensation		278					278
Options exercised (34,287 shares)	1	165					166
Cumulative effect adjustment – reclassifying non-credit component of previously recognized OTTI			537			(537)	-
Tax benefit of stock option exercises		14					14
Deferred compensation plan distributions and transfers					1,167		1,167
Stock purchases for deferred compensation plan (63,400 shares)					(499)		(499)
Balance December 31, 2009	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264

Net loss			(10,690)				(10,690)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities (pre-tax $1,027)						(658)	(658)
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							(420)
Total comprehensive loss							(11,110)
Proceeds from shares issued under common stock offering (15,412,350 shares), net of offering costs (pre-tax $2,023)	154	28,648					28,802
Stock-based compensation		276					276
Options exercised (7,454 shares)		14					14
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
Balance December 31, 2010	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	Termination of Merger Agreement

On November 7, 2008, the board of directors of Republic First Bancorp, Inc. (the Company) approved an agreement and plan of merger, pursuant to which the Company will be merged with and into Metro Bancorp, Inc. (Metro) formerly known as Pennsylvania Commerce Bancorp, Inc., subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.  The Company and Metro amended the agreement on July 31, 2009 and again on December 18, 2009 to extend the contractual deadline for completion of the merger to allow for additional time to obtain the required regulatory approvals.  On March 15, 2010 the Company and Metro announced that their respective board of directors had voted to terminate the merger agreement due to uncertainties over the regulatory approval of the applications for the merger. During the first quarter of 2010, the Company expensed approximately $1.0 million in costs related to legal fees, underwriting services and other expenses as a result of the termination of this agreement.

2.	Nature of Operations

The Company is a one-bank holding company organized and incorporated under the laws of the Commonwealth of Pennsylvania.  It is comprised of one wholly-owned subsidiary, Republic First Bank, which does business under the name of Republic Bank (“Republic”).  Republic is a Pennsylvania state chartered bank that offers a variety of banking services to individuals and businesses throughout the Greater Philadelphia and South Jersey area through its offices and store locations in Philadelphia, Montgomery, Delaware and Camden Counties.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

Between January 2005 and August 2008, Republic engaged BSC Services Corporation (“BSC”), a former affiliate, to provide data processing, accounting employee leasing, human resources, credit and compliance services.  In August 2008, BSC discontinued its operations and many of its employees were transferred to the direct employ of Republic.  BSC allocated costs of services to Republic on the basis of Republic’s usage, and Republic classified such costs to the appropriate non-interest expense categories.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Republic. The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets accounting principles generally accepted in the United States of America (“US GAAP”) that are followed to ensure consistent reporting of financial condition, results of operations, and cash flows.  References to US GAAP in this Annual Report on Form 10-K have been updated to refer to Topics in the Accounting Standards Codification (“ASC”). This change was made effective by the FASB for periods ending on or after September 15, 2009.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 4 – Investment Securities discusses the types of investment securities that the Company invests in.  Note 5 – Loans Receivable discusses the types of lending that the Company engages in as well as loan concentrations.  The Company does not have any significant concentrations to any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2010 and 2009 were approximately $0 and $1.1 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Impairment charges on bank pooled trust preferred securities of $372 thousand, $2.1 million, and $1.4 million were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of December 31, 2010 and 2009, consists of the common stock of FHLB of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  In October 2010, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.

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

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2010 and December 31, 2009.

Loans Receivable

The loans receivable portfolio is segmented into commercial and commercial real estate loans, construction and land development loans, residential real estate loans and consumer loans.  Consumer loans consist of home equity loans and other consumer loans.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.   The allowance for credit losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

The allowance for credit losses is an amount that represents management’s estimate of known and inherent losses related to the loan portfolio and unfunded loan commitments.  Because the allowance for credit losses is dependent, to a great extent, on the general economy and other conditions that may be beyond Republic’s control, the estimate of the allowance for credit losses could differ materially in the near term.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as “internally classified”.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2.	National, regional and local economic and business conditions as well as the condition of various segments
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentration of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discontinued to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Transfers of Financial Assets

The Company accounts for the transfers and servicing financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. ASC 860 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2010 is $3.6 million and they expire as follows: $3.3 million in 2011 and $233,000 in 2012.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Premises and Equipment

Premises and equipment (including land) are stated at cost less accumulated depreciation and amortization. Depreciation of furniture and equipment is calculated over the estimated useful life of the asset using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. The estimated useful lives are 40 years for buildings and 3 to 13 years for furniture, fixtures and equipment.  Leasehold improvements are amortized over the shorter of their estimated useful lives or terms of their respective leases, which range from 1 to 30 years. Repairs and maintenance are charged to current operations as incurred, and renewals and major improvements are capitalized.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Shareholders’ Equity

In 2007, the Company implemented a stock repurchase program.  The repurchase program was in effect for carrying periods from and after June 14, 2007, through and including June 30, 2008.  The aggregate amount of the Company stock to be repurchased was determined by market conditions not to exceed 5%, or approximately 500,000 shares, of the Company’s issued and outstanding stock.  The Company executed the program through open market purchases.  Stock repurchased under the repurchase program was retired.  Through December 31, 2007, 140,700 shares were repurchased.  No shares were repurchased through the program in 2008 through 2010.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible securities related to the trust preferred securities issuance in 2008.  In the diluted EPS computation, the interest expense, after tax, of the trust preferred securities issuance is added back to net income.  In 2010, 2009 and 2008, the effect of CSEs and the related add back of interest expense, after tax, was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs, which are anti-dilutive, are not included in the following calculation.  At December 31, 2010, 2009 and 2008, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The calculation of EPS for the years ended December 31, 2010, 2009 and 2008 is as follows

(dollars in thousands, except share and per share amounts):	2010	2009	2008

Net loss	$(10,690)	$(11,442)	$(472)

Weighted average shares outstanding	18,592,518	10,654,655	10,503,241

Net loss per share – basic and diluted	$(0.57)	$(1.07)	$(0.04)

Stock Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2010, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to four years and have a maximum term of 10 years.

Comprehensive Income/(Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders’ equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities.

Total comprehensive loss, which for the Company included net income and changes in unrealized gains and losses on the Company’s available for sale securities, for the years ended December 31, 2010, 2009 and 2008 was $11.1 million, $10.2 million and $2.1 million, respectively.

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

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor (2.03% at December 31, 2010 and 1.99% at December 31, 2009).  The Company may call the securities on any interest payment date after five years.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor (1.85% at December 31, 2010 and 1.81% at December 31, 2009).  The Company has the ability to call the securities or any interest payment date after five years, without a prepayment penalty, notwithstanding their final 30 year maturity.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to our board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and as of December 31, 2010 were, and continue to be fully convertible.

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

The Company does not consolidate its subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the trusts’ expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule retained the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacted changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule took effect March 31, 2009; however, a five-year transition period starting March 31, 2004 and leading up to that date allows bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying ASC 810.  The adoption of this guidance did not have a material impact on the Company’s capital rates.

Recent Accounting Pronouncements

Accounting Standards Codification
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

ASU 2010-20
In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The FASB believes that this guidance will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  This disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU 2010-09
The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 was effective upon issuance (February 24, 2010) and did not have a material effect to the Company’s consolidated financial statements.

ASU 2010-06
The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See 15 - Fair Value Measurements and Fair Values of Financial Instruments.

ASU 2009-16
The FASB has issued ASU No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets.  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a material effect to Company’s consolidated financial statements financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 information to conform to the 2010 presentation.  The reclassifications had no effect on results of operations.

4.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2010 and 2009 is as follows:

	At December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$125,011	$2,784	$(133)	$127,662
Municipal securities	10,589	36	(1,415)	9,210
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,417	-	(2,967)	3,450
Other securities	131	2	(16)	117
Total securities available for sale	$145,148	$2,822	$(4,531)	$143,439

U.S. Government agencies	$2	$-	$-	$2
Other securities	145	10	-	155
Total securities held to maturity	$147	$10	$-	$157

	At December 31, 2009
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$144,081	$2,686	$(1)	$146,766
Municipal securities	10,325	49	(851)	9,523
Corporate bonds	5,989	101	-	6,090
Agency bonds	18,991	-	(147)	18,844
Pooled Trust Preferred Securities	6,789	-	(2,863)	3,926
Other securities	281	-	(26)	255
Total securities available for sale	$186,456	$2,836	$(3,888)	$185,404

U.S. Government agencies	$2	$-	$-	$2
Other securities	153	10	-	163
Total securities held to maturity	$155	$10	$-	$165

The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of December 31, 2010 and 2009.  In addition, the Company does not hold any private issued CMO’s as of December 31, 2010 and 2009.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2010 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	29	30	115	125
After 5 years to 10 years	417	440	2	2
After 10 years	144,702	142,969	-	-
No stated maturity	-	-	30	30
Total	$145,148	$143,439	$147	$157

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, ASC 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  The adoption of updated guidance under ASC 320-10 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities of $372,000, $2.1 million, and $1.4 million during the years ended December 31, 2010, 2009, and 2008, respectively.

The Company realized gross gains on the sale of securities of $1.3 million in 2010 and $5,000 in 2008.  The tax provision applicable to gross gains in 2010 amounted to approximately $439,000 in 2010 and $2,000 in 2008.  No securities were sold during 2009.

At December 31, 2010 and 2009, investment securities in the amount of approximately $35.2 million and $25.8 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The unrealized losses and related fair value of investment securities available for sale with unrealized losses less than 12 months and those with unrealized losses 12 months or longer as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$17,599	$133	$31	$-	$17,630	$133
Municipal securities	5,288	398	3,599	1,017	8,887	1,415
Trust Preferred Securities	-	-	3,450	2,967	3,450	2,967
Other securities	-	-	74	16	74	16
Total	$22,887	$531	$7,154	$4,000	$30,041	$4,531

	December 31, 2009
(Dollars in thousands)	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage Backed Securities	$60	$-	$32	$1	$92	$1
Municipal Securities	3,573	131	3,412	720	6,985	851
Agency Bonds	18,844	147	-	-	18,844	147
Trust Preferred Securities	-	-	3,926	2,863	3,926	2,863
Other Securities	41	-	63	26	104	26
Total Temporarily Impaired Securities	$22,518	$278	$7,433	$3,610	$29,951	$3,888

At December 31, 2010, the Company did not have any securities held to maturity with unrealized losses.

The impairment of the investment portfolio at December 31, 2010 totaled $4.5 million with a total fair value of $30.0 million at December 31, 2010.  The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at December 31, 2010. The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is also considered temporary.

At December 31, 2010, the portfolio included 25 municipal securities with a market value of $9.2 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to ensure the financial stability of the municipal entity.  The largest geographic concentration was in California where 13 municipal securities had a market value of $4.5 million.  There were no defaults by any Moody’s rated state or local government in 2010.  As of December 31, 2010 management found no evidence of other than temporary impairment on any of the municipal securities held in the investment securities portfolio.

5.     Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2010 and 2009:

(dollars in thousands)	December 31, 2010	December 31, 2009

Commercial	$78,428	$88,926
Owner occupied	70,833	85,481
Total commercial	149,261	174,407

Consumer and residential	22,834	22,359
Commercial real estate	448,730	497,494
Total loans receivable	620,825	694,260
Less: Deferred loan fees	(470)	(442)
Less: Allowance for loan losses	(11,444)	(12,841)

Net loans receivable	$608,911	$680,977

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  For the years ended December 31, 2010 and 2009, management had not identified any troubled debt restructurings in the loan portfolio.

The following table presents the Company’s impaired loans at December 31, 2010 and 2009:

(dollars in thousands)	December 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$72,908	$80,896
Impaired loans with a valuation allowance	14,206	43,458
Total impaired loans	$87,114	$124,354

Valuation allowance related to impaired loans	$2,786	$7,099
Total nonaccrual loans	39,992	26,034
Total loans past-due ninety days or more and still accruing	-	-

For the years ended December 31, 2010, 2009 and 2008, the average recorded investment in impaired loans was approximately $100.3 million, $79.2 million and $10.6 million respectively.  Republic earned $2.7 million, $5.4 million and $70,000 of interest income on impaired loans (internally classified accruing loans) in 2010, 2009, and 2008, respectively.  Republic recognized interest income on a cash basis on impaired loans of  $2.9 million, $5.2 million and $66,000 in 2010, 2009, and 2008, respectively.    There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,482	$7,992	$-	$7,040	$160
Owner occupied	2,278	2,278	-	2,370	132
Total commercial	8,760	10,270	-	9,410	292
Consumer and residential	506	684	-	536	6
Commercial real estate	63,642	81,161	-	75,205	1,632
Total	$72,908	$92,115	$-	$85,151	$1,930

With an allowance recorded:
Commercial	$798	$798	$287	$809	$26
Owner occupied	3,436	3,436	517	3,832	267
Total commercial	4,234	4,234	804	4,641	293
Consumer and residential	-	-	-	-	-
Commercial real estate	9,972	10,312	1,982	10,484	445
Total	$14,206	$14,546	$2,786	$15,125	$738

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010 (continued):

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Total:
Commercial	$7,280	$8,790	$287	$7,849	$186
Owner occupied	5,714	5,714	517	6,202	399
Total commercial	12,994	14,504	804	14,051	585
Consumer and residential	506	684	-	536	6
Commercial real estate	73,614	91,473	1,982	85,689	2,077
Total	$87,114	$106,661	$2,786	$100,276	$2,668

As of December 31, 2010 and 2009, there were loans of approximately $40.0 million and $26.0 million respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $2.4 million, $1.2 million, and $0.6 million for 2010, 2009 and 2008 respectively.  There were no loans past due 90 days and accruing interest at December 31, 2010, 2009 or 2008.

Included in loans are loans due from directors and other related parties of $42.0 million and $51.0 million at December 31, 2010 and 2009, respectively.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2010 and 2009.

(dollars in thousands)	December 31, 2010	December 31, 2009
Balance at beginning of year	$51,003	$50,950

Additions	-	759
Repayments	(9,020)	(706)
Balance at end of year	$41,983	$51,003

6.      Allowances for Loan Losses

The following is an analysis of the changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008:

(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Balance at beginning of year	$12,841	$8,409	$8,508

Provision for loan losses	16,600	14,200	7,499
Recoveries of loans previously charged off	1,171	2	199
Loan charge-offs	(19,168)	(9,770)	(7,797)
Balance at end of year	$11,444	$12,841	$8,409

The following provides the ending balances of the allowance for credit losses and loan receivables by loan portfolio class as of December 31, 2010:

(dollars in thousands)	Commercial	Owner Occupied	Consumer and Residential	Commercial Real Estate	Unallocated	Total
Allowance for credit losses:

Ending balance	$1,443	$1,575	$171	$8,080	$175	$11,444

Ending balance: individually evaluated for impairment	$287	$517	$-	$1,982	$-	$2,786

Ending balance: collectively evaluated for impairment	$1,156	$1,058	$171	$6,098	$175	$8,658

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans receivable:

Ending balance	$78,428	$70,833	$22,364	$448,730	$-	$620,355

Ending balance: individually evaluated for impairment	$7,280	$5,714	$506	$73,614	$-	$87,114

Ending balance: collectively evaluated for impairment	$71,148	$65,119	$21,858	$375,116	$-	$533,241

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
Commercial	$251	$-	$4,500	$4,751	$73,677	$78,428	$-
Owner occupied	-	2,179	1,061	3,240	67,593	70,833	-
Total commercial	251	2,179	5,561	7,991	141,270	149,261	-

Consumer and residential	164	198	461	823	21,541	22,364	-
Commercial real estate	1,249	15,161	33,925	50,335	398,395	448,730	-
Total	$1,664	$17,538	$39,947	$59,149	$561,206	$620,355	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2010:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$65,361	$2,794	$10,273	$-	$78,428
Owner occupied	60,849	3,923	6,061	-	70,833
Total commercial	126,210	6,717	16,334	-	149,261

Consumer and residential	21,533	-	831	-	22,364
Commercial real estate	336,691	18,531	93,508	-	448,730
Total	$484,434	$25,248	$110,673	$-	$620,355

The following table shows non-accrual loans by class as of December 31, 2010:

(dollars in thousands)	December 31, 2010
Commercial	$4,500
Owner occupied	1,061
Total commercial	5,561

Consumer and residential	506
Commercial real estate	33,925
Total	$39,992

7.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2010	December 31, 2009
Land	$200	$200
Bank building	1,021	999
Leasehold improvements	19,562	17,322
Furniture, fixtures and equipment	13,719	12,406
Construction in progress	5,652	6,192
	40,154	37,119
Less accumulated depreciation	(14,658)	(12,629)
Net premises and equipment	$25,496	$24,490

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $2.0 million, $1.9 million and $1.3 million in 2010, 2009 and 2008, respectively. The construction in progress balance of $5.7 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $4.0 million represents land purchased for two specific store locations. Costs to complete the projects in process are estimated to be $11.2 million as of December 31, 2010.

8.     Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  Republic is currently required to pledge qualified assets as collateral to access its maximum borrowing capacity, which was $226.1 million as of December 31, 2010. As of December 31, 2010 and 2009, there were $0 and $25.0 million of term advances against this line of credit,.  The interest rates on the term advances at December 31, 2010 and 2009 were 0% and 3.36%.  As of December 31, 2010 and 2009 there were no overnight advances outstanding against this line. The maximum amount of term advances outstanding at any month-end was $25.0 million during 2010 and 2009.  The maximum amount of overnight borrowings outstanding at any month-end was $9.3 million in 2010 and $58.6 million in 2009.

Republic also has a line of credit for $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2010 and 2009, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $5.4 million in 2010 and $0 in 2009.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and at December 31, 2010 were fully convertible.

9.     Deposits

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2011 through 2015, which includes a brokered certificate of deposit of approximately $13.5 million with an original term of six months.

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Time Certificates of Deposit	$189,188	$36,236	$2,759	$842	$4,102	$-	$233,127

Deposits of related parties totaled $51.5 million and $50.0 million at December 31, 2010 and 2009, respectively.

10.	Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following:

(dollars in thousands)	2010	2009	2008
Current:
Federal	$(341)	$(3,201)	$(587)
State	4	10	282
Deferred	(5,737)	(3,032)	(472)
Total (benefit) provision for income taxes	$(6,074)	$(6,223)	$(777)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2010 and 2009 and 34.0% for the year ended December 31, 2008.

(dollars in thousands)	2010	2009	2008
Tax (benefit) provision computed at statutory rate	$(5,867)	$(6,183)	$(425)
State taxes, net of federal benefit	-	6	1
Tax exempt interest	(156)	(152)	(144)
Bank owned life insurance	(64)	(89)	(136)
Transaction costs related to merger	-	-	84
Other	13	195	(157)
Total (benefit) provision for income taxes	$(6,074)	$(6,223)	$(777)

The significant components of the Company’s net deferred tax asset as of December 31, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009
Allowance for loan losses	$4,110	$4,611
Deferred compensation	677	612
Unrealized (gain) loss on securities available for sale	613	378
Realized loss in other than temporary impairment charge	1,094	960
Interest income on non-accrual loans	1,390	578
Deferred loan costs	(494)	(487)
Net operating loss carryforward	4,726	-
Other	716	208
Net deferred tax asset	$12,832	$6,860

The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes that it is more likely than not that the Company will realize the benefits of these deferred tax assets.  The Company had the ability to carry back net operating losses five years to recover deferred tax assets recognized through the year ended December 31, 2009.  The estimated net operating loss carryforward at December 31, 2010 is $14.5 million.  The current net operating loss will begin to expire on December 31, 2030.  The Internal Revenue Service has completed its audits for all tax years through December 31, 2008.  There are currently no audits in progress.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $62.0 million and $68.6 million and standby letters of credit of approximately $3.6 million and $3.7 million at December 31, 2010 and 2009, respectively.  Commitments often expire without being drawn upon. Of the $62.0 million of commitments to extend credit at December 31, 2010, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

12.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2010, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2011	$2,178
2012	2,234
2013	2,289
2014	2,331
2015	2,348
Thereafter	34,765
Total	$46,145

The Company incurred rent expense of $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment Agreements

The Company has entered into an employment agreement with the CEO of the Company, which provides for the payment of base salary and certain benefits through the year 2012.  The aggregate commitment for future salaries and benefits under this employment agreement at December 31, 2010 is approximately $865,000.

Other

The Company and Republic are from time to time a party (plaintiff or defendant) to lawsuits that are in the normal course of business.  While any litigation involves and element of uncertainty, management is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

13.   Regulatory Capital

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $34.7 million of dividends plus an additional amount equal to its net profit for 2011, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

Management believes that Republic met, as of December 31, 2010, all capital adequacy requirements to which it is subject. As of December 31, 2010, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes		To be well capitalized under FDIC capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2010:
Total risk based capital
Republic	$97,570	13.51%	$57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier one risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier one leveraged capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

At December 31, 2009:
Total risk based capital
Republic	$89,786	11.55%	$62,204	8.00%	$77,755	10.00%
Company	102,527	13.14%	62,399	8.00%	-	-
Tier one risk based capital
Republic	80,028	10.29%	31,102	4.00%	46,653	6.00%
Company	92,739	11.89%	31,200	4.00%	-	-
Tier one leveraged capital
Republic	80,028	8.10%	39,544	4.00%	49,430	5.00%
Company	92,739	9.36%	39,640	4.00%	-	-

14.  Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $266,000 in 2010, $274,000 in 2009 and $251,000 in 2008.

Directors’ and Officers’ Plans

The Company has agreements with insurance companies to provide for an annuity payment upon the retirement or death of certain Directors and Officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at December 31, 2010 and 2009 totaled $1.4 million and $1.4 million, respectively. The expense for the years ended December 31, 2010, 2009 and 2008, totaled $55,000, $53,000, and $68,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.3 million and $2.3 million at December 31, 2010 and 2009, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2010, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2010, $460,000 in benefits were vested.  Expense recognized for the deferred compensation plan for 2010, 2009, and 2008 was $177,000, $95,000 and $36,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  The Company purchased approximately 24,489, 63,800 and 53,800 shares of the Company common stock for $100,000, $499,000 and $318,000 in 2010, 2009 and 2008, respectively.  Approximately 35,554 shares of Company common stock were forfeited and transferred from stock held by deferred compensation plan to treasury stock at a value of $340,000 in 2008.  Also, approximately 35,554 shares were transferred from treasury stock to stock held by deferred compensation plan at a value of $234,000 in 2008.  As of December 31, 2010, approximately 112,542 shares of Company common stock were classified as stock held by deferred compensation plan.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2010:
Mortgage-backed securities/CMOs	$127,662	$-	$127,662	$-
Municipal securities	9,210	-	9,210	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,450	-	-	3,450
Other securities	117	-	117	-
Securities Available for Sale	$143,439	$-	$136,989	$6,450

December 31, 2009:
Mortgage-backed securities/CMOs	$146,766	$-	$146,766	$-
Municipal securities	9,523	-	9,523	-
Corporate bonds	6,090	-	6,090	-
Agency bonds	18,844	-	18,844	-
Pooled Trust Preferred Securities	3,926	-	-	3,926
Other securities	255	-	255	-
Securities Available for Sale	$185,404	$-	$181,478	$3,926

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

(dollars in thousands)	December 31, 2010	December 31, 2009

Beginning Balance, January 1st	$3,926	$4,932

Security transferred to Level 3 measurement	3,000	-
Unrealized gains/(losses)	(104)	208
Impairment charges on Level 3 securities	(372)	(2,073)
Adjustment for non-credit component of previously recognized OTTI	-	837
Other, including proceeds from calls of investment securities	-	22
Ending Balance, December 31st	$6,450	$3,926

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used December 31, 2010 and 2009, respectively, are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2010:
Impaired loans	$84,329	$-	$-	$84,329
Other real estate owned	15,237	-	-	15,237

December 31, 2009:
Impaired loans	$117,256	$-	$-	$117,256
Other real estate owned	13,611	-	-	13,611

 The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and December 31, 2009:

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are primarily comprised of various issues of bank pooled trust preferred securities and a corporate bond.

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX desktop valuation model was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2010 and 2009.  Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. Trust preferred securities generally allow for prepayments without a prepayment penalty any time after 5 years.  Due to the lack of new bank pooled trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 2%.

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

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moodys, Fitch, Bankrate.com and The Street.com. Recent stock price information is considered, as well as the 52 week high and low, for each bank in each security. Also, the receipt of TARP funding is considered, and if so, the amount.  Finally, each bank’s ability to generate capital (internally or externally), which is predictive of a troubled bank’s ability to recover, is considered.

Estimates for longer term rates of deferral and defaults are based on historical averages from a research report issued by Salomon Smith Barney in 2002. Default is defined as any instance when a regulator takes an active role in a bank’s operations under a supervisory action. This definition of default is distinct from failure. A bank is considered to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.

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

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of December 31, 2010 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at December 31, 2010 and December 31, 2009 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward-looking curve plus a range of 510 to 1010 basis points.

Also included in Level 3 investment securities classified as available for sale is a single-issue corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the single underlying institution, which is supported by a detailed quarterly review of the institution’s financial statements.  The institution is a “well capitalized” institution under banking regulations.

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

Other Real Estate Owned (Carried at Market Value)

These assets are carried at the lower of cost or market.  At December 31, 2010 these assets are carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,865	$35,865	$55,618	$55,618
Investment securities available for sale	143,439	143,439	185,404	185,404
Investment securities held to maturity	147	157	155	165
Restricted stock	6,501	6,501	6,836	6,836
Loans receivable, net	608,911	611,813	680,977	674,581
Accrued interest receivable	3,119	3,119	3,957	3,957

Financial liabilities:
Deposits
Demand, savings and money market	$524,603	$524,603	$505,640	$505,640
Time	233,127	234,417	377,254	379,090
Subordinated debt	22,476	17,728	22,476	14,609
FHLB advances	-	-	25,000	25,291
Accrued interest payable	953	953	1,826	1,826

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

16.  Stock Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Options Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2010, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options. In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67% to 37.37%; a risk-free interest rate of 1.90% to 3.46%; and an expected life of 7.0 years.  In 2009 the following assumptions were utilized: a dividend yield of 0%; expected volatility of 21.58% to 27.61%; risk-free interest rate of 1.99% to 3.31% and an expected life of 7.0 years.  In 2008 the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 24.98% to 34.52%; risk-free interest rate of 2.49% to 3.37% and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid. The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior. The volatility was based on Bloomberg’s seven year volatility calculation for “FRBK” stock. The risk-free interest rate is based on the seven year Treasury bond.  During 2010, 10,000 shares vested as compared 25,850 shares in 2009 and 12,000 shares in 2008.  Expense is recognized ratably over the period required to vest.

At January 1, 2010, there were 328,700 unvested options with a fair value of $906,844 with $563,950 of that amount remaining to be recognized as expense.  At December 31, 2010 there were 445,350 unvested options with a fair value of $1,158,861 with $531,757 of that amount remaining to be expensed.   At that date, the intrinsic value of the 663,500 options outstanding was $4,650, while the intrinsic value of the 218,150 exercisable (vested) was $0. During 2010, 35,350 options were forfeited with a weighted average grant fair value of $90,110.

A summary of stock option activity under the Plan as of December 31, 2010, 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	544,304	$8.03	467,988	$8.33	737,841	$6.39
Granted	162,000	4.55	129,200	6.28	189,000	7.84
Exercised	(7,454)	1.81	(34,287)	4.84	(310,440)	3.00
Forfeited	(35,350)	6.81	(18,597)	9.46	(148,413)	9.20
Outstanding, end of year	663,500	$7.32	544,304	$8.03	467,988	$8.33

Options exercisable at year-end	218,150	$8.81	215,604	$8.61	231,638	$7.61

Weighted average fair value of options granted during the year		$1.90		$2.12		$3.20

A summary of stock option exercises and related proceeds during the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Number of options exercised	7,454	34,287	310,440
Cash received	$13,492	$165,950	$930,321
Intrinsic value	$2,982	$101,011	$963,561
Tax benefit	$1,044	$35,354	$337,246

The following table summarizes information about options outstanding at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.93 to $2.13	11,000	9.7	$2.02	-	$ -
$2.77 to $5.12	140,743	4.1	4.56	743	2.77
$5.70 to $8.72	357,348	6.8	7.07	90,498	6.43
$9.93 to $12.13	154,409	5.0	10.76	126,909	10.54
	663,500		$7.32	218,150	$8.81

A roll-forward of nonvested options during the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	328,700	$2.76
Granted	162,000	1.90
Vested	(10,000)	2.17
Forfeited	(35,350)	2.55
Nonvested, end of year	445,350	$2.60

Compensation expense of $276,000, $278,000 and $115,000 was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.  In each of those years, a 35% assumed tax benefit for the plan was calculated.

17.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

18.  Transactions with Affiliate

At December 31, 2010 and 2009, Republic had outstanding balances of $12.6 million and $19.9 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly-owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2010 and 2009 Republic had outstanding balances of $17.2 million and $23.6 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

19.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2010 and 2009
(dollars in thousands)
	December 31, 2010	December 31, 2009
ASSETS
Cash	$10,713	$11,702
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	98,243	79,354
Other assets	1,820	1,737
Total Assets	111,452	93,469

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accrued expenses	$830	$729
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	23,306	23,205

Shareholders’ Equity:
Total Shareholders’ Equity	88,146	70,264

Total Liabilities and Shareholders’ Equity	$111,452	$93,469

Statements of Operations and Changes in Shareholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010	2009	2008

Interest income	$33	$36	$32
Dividend income from subsidiaries	1,294	1,368	1,112
Total income	1,327	1,404	1,144
Trust preferred interest expense	1,119	1,190	1,054
Expenses	208	214	90
Total expenses	1,327	1,404	1,144
Net income before taxes	-	-	-
Federal income tax	-	-	-
Income before undistributed income of subsidiaries	-	-	-
Total equity in undistributed income (loss) of subsidiaries	(10,690)	(11,442)	(472)
Net loss	(10,690)	(11,442)	(472)

Shareholders’ equity, beginning of year	$70,264	$79,327	$80,467
Shares issued under common stock offering	28,802	-	-
Stock based compensation	276	278	115
Exercise of stock options	14	166	931
Tax benefit of stock option exercises	-	14	265
Deferred compensation plan distributions and transfers	-	1,167	-
Stock purchase for deferred compensation plan	(100)	(499)	(318)
Net loss	(10,690)	(11,442)	(472)
Change in unrealized (loss) gain on securities available for sale	(420)	1,253	(1,661)
Shareholders’ equity, end of year	$88,146	$70,264	$79,327

Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(dollars in thousands)
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,690)	$(11,442)	$(472)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation plan distributions and transfers	-	1,167	-
Stock purchases for deferred compensation plan	(100)	(499)	(318)
Share based compensation	276	278	115
Increase in other assets	(82)	(355)	(699)
Increase (decrease) in other liabilities	101	(648)	189
Equity in undistributed losses (income) of subsidiaries	10,690	11,442	472
Net cash provided by (used in) operating activities	195	(57)	(713)

Cash flows from investing activities:
Investment in subsidiary	(30,000)	-	-
Purchase of corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	-	-	(335)
Net cash used in investing activities	(30,000)	-	(335)

Cash flows from financing activities:
Net proceeds from stock offering	28,802	-	-
Exercise of stock options	14	166	931
Issuance of corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	-	-	11,135
Tax benefit of stock option exercises	-	14	265
Net cash provided by financing activities	28,816	180	12,331

Increase (decrease) in cash	(989)	123	11,283
Cash, beginning of period	11,702	11,579	296
Cash, end of period	$10,713	$11,702	$11,579

20.  Related Party Transactions

The Company made payments to related parties in the amount of $470,000 during 2010 as compared to $1.8 million during 2009.  The disbursements made during 2010 and 2009 include $195,000 and $1.4 million, respectively, in fees for re-branding, architectural design, interior design, securing approvals, and constructive management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a major shareholder of the Company, owning 9.7% of the common shares currently outstanding.  He also acts as a consultant for the Company and is paid $250,000 annually.

In order to adopt more of a retail customer focus, the Company remodeled each of its existing locations in 2009.  Capital improvements totaling $8.3 million were made to the existing locations during 2009.  Architectural design and construction management services provided by InterArch related to these improvements during 2009 represented approximately 11% of the overall project costs, or $0.9 million.  In addition, the Company utilized InterArch for similar services with respect to new locations for future growth and expansion at a cost of $0.5 million during 2009.

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

21.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2010 and 2009.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2010
Interest income	$9,369	$10,271	$10,234	$10,435
Interest expense	2,146	2,350	2,723	3,026
Net interest income	7,223	7,921	7,511	7,409
Provision (recovery) for loan losses	(350)	700	10,750	5,500
Non-interest income	1,589	521	254	475
Non-interest expense	8,991	7,718	7,953	8,405
Provision (benefit) for income taxes	12	(44)	(3,883)	(2,159)
Net income (loss)	$159	$68	$(7,055)	$(3,862)

Net income (loss) per share (1):
Basic	$0.01	$-	$(0.60)	$(0.37)
Diluted	$0.01	$-	$(0.60)	$(0.37)

2009
Interest income	$10,694	$10,713	$10,935	$11,128
Interest expense	3,734	3,908	4,143	4,270
Net interest income	6,960	6,805	6,792	6,858
Provision for loan losses	1,000	150	8,250	4,800
Non-interest income (loss)	(1,205)	250	382	652
Non-interest expense	8,555	6,700	7,219	8,485
Provision (benefit) for income taxes	(1,368)	20	(2,860)	(2,015)
Net income (loss)	$(2,432)	$185	$(5,435)	$(3,760)

Net income (loss) per share:
Basic	$(0.23)	$0.02	$(0.51)	$(0.35)
Diluted	$(0.23)	$0.02	$(0.51)	$(0.35)

(1)Quarterly net income (loss) per share does not add to full year net income (loss) per share due to 2010 stock offering.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2010) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2010 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2010.

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

Management’s Report on Internal Controls

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

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2010.

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

ParenteBeard LLC, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their reports, which are included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited Republic First Bancorp, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, and the related consolidated statements of operations, changes in shareholders' equity and cash flows of Republic First Bancorp, Inc. and subsidiary, and our report dated March 16, 2011 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2011

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The text of the Company’s code of ethics is available on the Company’s website at www.myrepublicbank.com.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2010, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	663,500	$7.32		(1)

Equity compensation plans not approved by security holders	-	-	-

Total	663,500	$7.32		(1)

(1)The Amended and Restated Stock Option and Restricted Stock Plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and RelatedTransactions” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Audit-Related information”.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following financial statements of Republic First Bancorp, Inc. are filed as part of this Form 10-K in Item 8:

(1)	Reports of Independent Registered Public Accounting Firm
(2)	Consolidated Balance Sheets as of December 31, 2010 and 2009
(3)	Consolidated Statements of Operation for the years ended December 31, 2010, 2009 and 2008
(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(5)	Consolidated Statements of Changes in Shareholder’s Equity for the years ended December 31, 2010, 2009 and 2008
(6)	Notes to Consolidated Financial Statements

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of November 7, 2008, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed November 12, 2008

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 31, 2009, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed July 31, 2009

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 18, 2009, between Metro Bancorp, Inc. and Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed December 22, 2009

3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

Exhibit Number	Description	Location
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

10.1	Employment Contract between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K filed January 26, 2010

Exhibit Number	Description	Location
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Change in Control Policy for Certain Executive Officers*	Incorporated by reference to Form 10-K filed March 9, 2007

10.5	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.7	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.8	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q filed November 7, 2008

10.9	Employment Agreement between Republic First Bank and Andrew J. Logue, dated August 20, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.10	Employment Agreement between Republic First Bank and Rhonda S. Costello, dated August 25, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.12	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated April 26, 2010*	Incorporated by reference to Form 8-K filed May 4, 2010

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of ParenteBeard LLC	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Filed Herewith

32.2	Section 1350 Certification of Fank A. Cavallaro	Filed Herewith

* Constitutes a management compensation agreement or arrangement.

(c)
All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required in included in the respective financial statements or notes thereto contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: March 16, 2011	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer

Date: March 16, 2011	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2011	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 16, 2011	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 16, 2011	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 16, 2011	By:	/s/ Neal I. Rodin
Neal I. Rodin, Director

Date: March 16, 2011	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 16, 2011	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director