Form 10-Q
period 2011-03-31
REPUBLIC FIRST BANCORP INC
filed 2011-05-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 2011.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File Number:  000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

215-735-4422
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [  ]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of May 09, 2011

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands, except share data)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$7,095	$6,146
Interest bearing deposits with banks	19,784	29,620
Federal funds sold	2,162	99
Cash and cash equivalents	29,041	35,865

Investment securities available for sale, at fair value	139,638	143,439
Investment securities held to maturity, at amortized cost (fair value of $157 and $157, respectively)	148	147
Restricted stock, at cost	6,183	6,501
Loans held for sale	6,156	-
Loans receivable (net of allowance for loan losses of $14,450 and $11,444, respectively)	616,360	608,911
Premises and equipment, net	24,623	25,496
Other real estate owned, net	14,077	15,237
Accrued interest receivable	3,216	3,119
Bank owned life insurance	12,586	12,555
Other assets	25,053	24,827
Total Assets	$877,081	$876,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$78,221	$128,578
Demand – interest bearing	76,349	66,283
Money market and savings	333,458	329,742
Time Deposits	273,049	233,127
Total Deposits	761,077	757,730
Accrued interest payable	1,097	953
Other liabilities	6,047	6,792
Subordinated debt	22,476	22,476
Total Liabilities	790,697	787,951

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of March 31, 2011 and December 31, 2010	265	265
Additional paid in capital	106,110	106,024
Accumulated deficit	(15,648)	(13,140)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive loss	(435)	(1,095)
Total Shareholders’ Equity	86,384	88,146
Total Liabilities and Shareholders’ Equity	$877,081	$876,097

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$8,211	$8,759
Interest and dividends on taxable investment securities	996	1,542
Interest and dividends on tax-exempt investment securities	113	114
Interest on federal funds sold and other interest-earning assets	14	20
Total interest income	9,334	10,435
Interest expense:
Demand- interest bearing	98	82
Money market and savings	799	1,050
Time deposits	721	1,405
Other borrowings	296	489
Total interest expense	1,914	3,026
Net interest income	7,420	7,409
Provision for loan losses	3,550	5,500
Net interest income after provision for loan losses	3,870	1,909
Non-interest income:
Loan advisory and servicing fees	37	57
Gain on sale of loans	697	-
Service fees on deposit accounts	169	282
Other-than-temporary impairment losses	-	(1,448)
Portion recognized in other comprehensive income (before taxes)	-	1,299
Net impairment loss on investment securities	-	(149)
Gain on sale of other real estate owned	-	200
Bank owned life insurance income	31	51
Other non-interest income	193	34
Total non-interest income	1,127	475
Non-interest expenses:
Salaries and employee benefits	3,338	2,930
Occupancy	855	1,521
Depreciation and amortization	528	482
Legal	295	535
Other real estate owned	1,359	540
Advertising	105	65
Data processing	247	218
Insurance	217	162
Professional fees	434	511
Regulatory assessments and costs	483	511
Taxes, other	213	226
Other operating expenses	918	704
Total non-interest expense	8,992	8,405
Loss before benefit for income taxes	(3,995)	(6,021)
Benefit for income taxes	(1,487)	(2,159)
Net loss	$(2,508)	$(3,862)
Net loss per share:
Basic	$(0.10)	$(0.37)
Diluted	$(0.10)	$(0.37)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,508)	$(3,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	3,550	5,500
Writedown of other real estate owned	1,099	488
Net gain on sale of other real estate owned	-	(200)
Depreciation and amortization	528	482
Share based compensation	86	42
Impairment charges on investment securities	-	149
Amortization of premiums/(discounts) on investment securities	45	13
Proceeds from sales of SBA loans	8,225	-
SBA loans originated for sale	(13,684)	-
Gains on sales of SBA loans originated for sale	(697)	-
Increase in value of bank owned life insurance	(31)	(51)
Increase in accrued interest receivable and other assets	(693)	(1,931)
(Decrease) increase in accrued interest payable and other liabilities	(135)	609
Net cash (used in) provided by operating activities	(4,215)	1,239

Cash flows from investing activities:
Proceeds from the maturity or call of securities available for sale	4,785	6,857
Proceeds from the maturity or call of securities held to maturity	-	7
Proceeds from redemption of FHLB stock	318	-
Net (increase) decrease in loans	(10,999)	9,103
Net proceeds from sale of other real estate owned	61	2,942
Premises and equipment expenditures	(121)	(172)
Net cash (used in) provided by investing activities	(5,956)	18,737

Cash flows from financing activities:
Net decrease in demand, money market and savings deposits	(36,575)	(9,419)
Net increase (decrease) in time deposits	39,922	(27,243)
Net cash provided by (used in) financing activities	3,347	(36,662)

Net decrease in cash and cash equivalents	(6,824)	(16,686)
Cash and cash equivalents, beginning of year	35,865	55,618
Cash and cash equivalents, end of year	$29,041	$38,932

Supplemental disclosures:
Interest paid	$1,770	$2,633
Non-cash transfers from loans to other real estate owned	-	663

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Net loss			(2,508)				(2,508)
Other comprehensive gain, net of tax:
Unrealized gain on securities (pre-tax $1,030)						660	660
Total comprehensive loss							(1,848)
Stock based compensation		86					86
Balance March 31, 2011	$265	$106,110	$(15,648)	$(3,099)	$(809)	$(435)	$86,384

Balance January 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264

Net loss			(3,862)				(3,862)
Other comprehensive loss, net of tax:
Unrealized loss on securities (pre-tax $2,120)						(1,359)	(1,359)
Reclassification adjustment for impairment charge (pre-tax $149)						97	97
							(1,262)
Total comprehensive loss							(5,124)
Stock based compensation	-	42					42
Balance March 31, 2010	$111	$77,128	$(6,312)	$(3,099)	$(709)	$(1,937)	$65,182

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a corporation incorporated under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic” or “the Bank”) which does business under the name Republic Bank.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

Note 2:  Summary of Significant Accounting Policies

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

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2011, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2011, the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 49.11%; a risk-free interest rate of 2.84%; and an expected life of 7.0 years. In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67% to 37.37%; a risk-free interest rate of 2.06% to 3.46%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten-year term and review of historical behavior.  The volatility was based on Bloomberg’s seven-year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  During the three months ended March 31, 2011, 53,500 shares vested.  No options vested during the three months ended March 31, 2010.  Expense is recognized ratably over the period required to vest.  There were 445,350 unvested options at January 1, 2011 with a fair value of $1,158,861 with $531,757 of that amount remaining to be recognized as expense.  At March 31, 2011, there were 562,950 unvested options with a fair value of $1,235,096 with $724,281 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 823,604 options outstanding was $9,655, while the intrinsic value of the 260,654 exercisable (vested) options was $15.

Compensation expense of $86,000 and $42,000 was recognized during the three months ended March 31, 2011 and 2010, respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three months ended March 31, 2011 and 2010, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,508)	$(3,862)

Weighted average shares outstanding	25,973	10,578

Net loss per share – basic and diluted	$(0.10)	$(0.37)

Recent Accounting Pronouncements

ASU 2011-02
In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.

The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than focus on specific criteria, such as the effective interest rate test, to determine a concession.  The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

The effective date of ASU 2011-02 differs for public and nonpublic companies.  For public companies, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

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

Note 3:  Legal Proceedings

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

Note 4:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its branches.

Note 5:  Comprehensive Loss

Total comprehensive loss, which for the Company included net loss and changes in unrealized gains and losses on the Company’s available for sale securities, was $1.8 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively.

Note 6:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2011 and December 31, 2010 is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Mortgage-backed securities/CMOs	$120,112	$3,257	$-	$123,369
Municipal securities	10,657	106	(1,213)	9,550
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,417	-	(2,816)	3,601
Other securities	131	2	(15)	118
Total securities available for sale	$140,317	$3,365	$(4,044)	$139,638

U.S. Government agencies	$2	$-	$-	$2
Other securities	146	9	-	155
Total securities held to maturity	$148	$9	$-	$157

December 31, 2010:
Mortgage-backed securities/CMOs	$125,011	$2,784	$(133)	$127,662
Municipal securities	10,589	36	(1,415)	9,210
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,417	-	(2,967)	3,450
Other securities	131	2	(16)	117
Total securities available for sale	$145,148	$2,822	$(4,531)	$143,439

U.S. Government agencies	$2	$-	$-	$2
Other securities	145	10	-	155
Total securities held to maturity	$147	$10	$-	$157

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2011 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	25	26	116	125
After 5 years to 10 years	417	442	2	2
After 10 years	139,875	139,170	-	-
No stated maturity	-	-	30	30
Total	$140,317	$139,638	$148	$157

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of March 31, 2011 and December 31, 2010, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of March 31, 2011 and December 31, 2010.  In addition, the Company does not hold any private issued CMO’s as of March 31, 2011 and December 31, 2010.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  The adoption of updated guidance under ASC 320-10 had an impact on the amounts reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities for the three months ended March 31, 2011 and 2010 in the amount of $0 and $149,000, respectively.

The following table shows the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Mortgage-backed securities/CMOs	$-	$-	$30	$-	$30	$-
Municipal securities	4,401	263	3,716	950	8,117	1,213
Trust Preferred Securities	-	-	3,602	2,816	3,602	2,816
Other securities	-	-	75	15	75	15
Total	$4,401	$263	$7,423	$3,781	$11,824	$4,044

December 31, 2010:
Mortgage-backed securities/CMOs	$17,599	$133	$31	$-	$17,630	$133
Municipal securities	5,288	398	3,599	1,017	8,887	1,415
Trust Preferred Securities	-	-	3,450	2,967	3,450	2,967
Other securities	-	-	74	16	74	16
Total	$22,887	$531	$7,154	$4,000	$30,041	$4,531

The impairment of the investment portfolio at March 31, 2011 totaled $4.0 million with a total fair value of $11.8 million at March 31, 2011.  The unrealized loss for the Bank’s pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at March 31, 2011.

The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is also considered temporary.  At March 31, 2011, the investment portfolio included twenty-five municipal securities with a total market value of $9.5 million.  The securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $4.6 million.  There were no defaults by any Moody’s rated state or local government during the three months ended March 31, 2011.  As of March 31, 2011, management found no evidence of other than temporary impairment on any of the municipal securities held in the investment securities portfolio.

Note 7:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010

Commercial	$78,735	$78,428
Owner occupied	79,412	70,833
Total commercial	158,147	149,261

Consumer and residential	21,344	22,834
Commercial real estate	451,779	448,730
Total loans receivable	631,270	620,825
Less: Deferred loan fees	(460)	(470)
Less: Allowance for loan losses	(14,450)	(11,444)

Net loans receivable	$616,360	$608,911

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of March 31, 2011 and December 31, 2010, management did not identify any troubled debt restructurings in the loan portfolio.

The following table presents the Company’s impaired loans at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Impaired loans without a valuation allowance	$52,768	$72,908
Impaired loans with a valuation allowance	28,827	14,206
Total impaired loans	$81,595	$87,114

Valuation allowance related to impaired loans	$4,979	$2,786
Total nonaccrual loans	39,161	39,992
Total loans past-due ninety days or more and still accruing	-	-

As of March 31, 2011 and December 31, 2010, the average recorded investment in impaired loans was approximately $84.4 million and $100.3 million, respectively.  The Company earned $612,000 and $2.7 million of interest income on impaired loans (internally classified accruing loans) for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  The Company recognized interest income on a cash basis on impaired loans of  $580,000 and $2.9 million during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.    There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,965	$1,965	$-	$4,223	$27
Owner occupied	1,957	1,957	-	2,118	19
Total commercial	3,922	3,922	-	6,341	46
Consumer and residential	798	1,015	-	652	-
Commercial real estate	48,048	62,354	-	55,845	417
Total	$52,768	$67,291	$-	$62,838	$463

With an allowance recorded:
Commercial	$5,298	$6,807	$1,629	$3,048	$6
Owner occupied	3,399	3,399	464	3,418	59
Total commercial	8,697	10,206	2,093	6,466	65
Consumer and residential	-	-	-	-	-
Commercial real estate	20,130	24,460	2,886	15,051	84
Total	$28,827	$34,666	$4,979	$21,517	$149

Total:
Commercial	$7,263	$8,772	$1,629	$7,271	$33
Owner occupied	5,356	5,356	464	5,536	78
Total commercial	12,619	14,128	2,093	12,807	111
Consumer and residential	798	1,015	-	652	-
Commercial real estate	68,178	86,814	2,886	70,896	501
Total	$81,595	$101,957	$4,979	$84,355	$612

	December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,482	$7,992	$-	$7,040	$160
Owner occupied	2,278	2,278	-	2,370	132
Total commercial	8,760	10,270	-	9,410	292
Consumer and residential	506	684	-	536	6
Commercial real estate	63,642	81,161	-	75,205	1,632
Total	$72,908	$92,115	$-	$85,151	$1,930

With an allowance recorded:
Commercial	$798	$798	$287	$809	$26
Owner occupied	3,436	3,436	517	3,832	267
Total commercial	4,234	4,234	804	4,641	293
Consumer and residential	-	-	-	-	-
Commercial real estate	9,972	10,312	1,982	10,484	445
Total	$14,206	$14,546	$2,786	$15,125	$738

Total:
Commercial	$7,280	$8,790	$287	$7,849	$186
Owner occupied	5,714	5,714	517	6,202	399
Total commercial	12,994	14,504	804	14,051	585
Consumer and residential	506	684	-	536	6
Commercial real estate	73,614	91,473	1,982	85,689	2,077
Total	$87,114	$106,661	$2,786	$100,276	$2,668

As of March 31, 2011 and December 31, 2010, there were loans of approximately $39.2 million and $40.0 million, respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $637,000 and $2.4 million, for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  There were no loans past due 90 days and accruing interest at March 31, 2011 or December 31, 2010.

The following is an analysis of the changes in the allowance for loan losses for the three months ended March 31, 2011 and year ended December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Balance at beginning of year	$11,444	$12,841

Provision for loan losses	3,550	16,600
Recoveries of loans previously charged off	9	1,171
Loan charge-offs	(553)	(19,168)
Balance at end of year	$14,450	$11,444

The following provides the ending balances of the allowance for credit losses and loan receivables, including loans held for sale, by loan portfolio class as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Commercial	Owner Occupied	Consumer and Residential	Commercial Real Estate	Unallocated	Total

Allowance for credit losses at March 31, 2011:

Beginning balance:	$1,443	$1,575	$171	$8,080	$175	$11,444
Charge-offs	-	-	(31)	(522)	-	(553)
Recoveries	-	-		9	-	9
Provisions	1,326	70	13	1,435	706	3,550
Ending balance	$2,769	$1,645	$153	$9,002	$881	$14,450

Ending balance: individually evaluated for impairment	$1,629	$464	$-	$2,886	$-	$4,979
Ending balance: collectively evaluated for impairment	1,140	1,181	153	6,116	881	9,471
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-

Allowance for credit losses at December 31, 2010:

Ending balance	$1,443	$1,575	$171	$8,080	$175	$11,444

Ending balance: individually evaluated for impairment	$287	$517	$-	$1,982	$-	$2,786
Ending balance: collectively evaluated for impairment	1,156	1,058	171	6,098	175	8,658
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-

(dollars in thousands)	Commercial	Owner Occupied	Consumer and Residential	Commercial Real Estate	Unallocated	Total

Loans receivable at March 31, 2011:

Ending balance	$78,735	$79,412	$20,884	$451,779	$-	$630,810

Ending balance: individually evaluated for impairment	7,263	5,356	798	68,178	-	81,595
Ending balance: collectively evaluated for impairment	71,472	74,056	20,086	383,601	-	549,215
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-

Loans receivable at December 31, 2010:

Ending balance	$78,428	$70,833	$22,364	$448,730	$-	$620,355

Ending balance: individually evaluated for impairment	7,280	5,714	506	73,614	-	87,114
Ending balance: collectively evaluated for impairment	71,148	65,119	21,858	375,116	-	533,241
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
March 31, 2011:
Commercial	$500	$-	$4,500	$5,000	$73,735	$78,735	$-
Owner occupied	1,913	-	788	2,701	76,711	79,412	-
Total commercial	2,413	-	5,288	7,701	150,446	158,147	-
Consumer and residential	1	-	798	799	20,085	20,884	-
Commercial real estate	17,142	4,351	33,075	54,568	397,211	451,779	-
Total	$19,556	$4,351	$39,161	$63,068	$567,742	$630,810	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
December 31, 2010:
Commercial	$251	$-	$4,500	$4,751	$73,677	$78,428	$-
Owner occupied	-	2,179	1,061	3,240	67,593	70,833	-
Total commercial	251	2,179	5,561	7,991	141,270	149,261	-
Consumer and residential	164	198	461	823	21,541	22,364	-
Commercial real estate	1,249	15,161	33,925	50,335	398,395	448,730	-
Total	$1,664	$17,538	$39,947	$59,149	$561,206	$620,355	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011:
Commercial	$65,307	$2,767	$10,661	$-	$78,735
Owner occupied	69,848	3,867	5,697	-	79,412
Total commercial	135,155	6,634	16,358	-	158,147
Consumer and residential	19,761	-	1,123	-	20,844
Commercial real estate	339,158	22,741	89,880	-	451,779
Total	$494,074	$29,375	$107,361	$-	$630,810

December 31, 2010:
Commercial	$65,361	$2,794	$10,273	$-	$78,428
Owner occupied	60,849	3,923	6,061	-	70,833
Total commercial	126,210	6,717	16,334	-	149,261
Consumer and residential	21,533	-	831	-	22,364
Commercial real estate	336,691	18,531	93,508	-	448,730
Total	$484,434	$25,248	$110,673	$-	$620,355

The following table shows non-accrual loans by class as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$4,500	$4,500
Owner occupied	788	1,061
Total commercial	5,288	5,561
Consumer and residential	798	506
Commercial real estate	33,075	33,925
Total	$39,161	$39,992

Note 8:  Fair Value of Financial Instruments

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

The Company follows the guidance issued under ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 were as follows:

	At March 31, 2011
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$123,369	$-	$123,369	$-
Municipal securities	9,550	-	9,550	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,601	-	-	3,601
Other securities	118	-	118	-
Total fair value	$139,638	$-	$133,037	$6,601

	At December 31, 2010
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$127,662	$ -	$127,662	$ -
Municipal securities	9,210	-	9,210	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,450	-	-	3,450
Other securities	117	-	117	-
Total fair value	$143,439	$ -	$136,989	$6,450

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and the year ended December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010

Beginning Balance:	$6,450	$3,926

Security transferred to Level 3 measurement	-	3,000
Unrealized gains/(losses)	151	(104)
Impairment charges on Level 3 securities	-	(372)
Adjustment for non-credit component of previously recognized OTTI	-	-
Other, including proceeds from calls of investment securities	-	-
Ending Balance:	$6,601	$6,450

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Impaired loans	$23,848	$-	$-	$23,848
Other real estate owned	14,077	-	-	14,077
Total fair value	$37,925	$-	$-	$37,925

December 31, 2010:
Impaired loans	$11,420	$-	$-	$11,420
Other real estate owned	15,237	-	-	15,237
Total fair value	$26,657	$-	$-	$26,657

The recorded investment in impaired loans with a valuation allowance totaled $28.8 million at March 31, 2011 and $14.2 million at December 31, 2010.  The amounts of related valuation allowances were $5.0 million and $2.8 million, respectively, at March 31, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2011 and December 31, 2010. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, please refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward-looking curve plus a range of 443 to 1,055 basis points. In addition, the cash flows are primarily dependent on the estimated speeds at which the bank pooled trust preferred securities are expected to prepay, the estimated rates at which the bank pooled trust preferred securities are expected to defer payments, the estimated rates at which the bank pooled trust preferred securities are expected to default, and the severity of the losses on securities which default. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

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

Loans Receivable, including Loans Held for Sale (Carried at Cost)

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At March 31, 2011, these assets were carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$29,041	$29,041	$35,865	$35,865
Investment securities available for sale	139,638	139,638	143,439	143,439
Investment securities held to maturity	148	157	147	157
Restricted stock	6,183	6,183	6,501	6,501
Loans receivable, net (including loans held for sale)	622,516	625,128	608,911	611,813
Accrued interest receivable	3,216	3,216	3,119	3,119

Financial liabilities:
Deposits
Demand, savings and money market	$488,028	$488,028	$524,603	$524,603
Time	273,049	274,310	233,127	234,417
Subordinated debt	22,476	18,613	22,476	17,728
FHLB advances	-	-	-	-
Accrued interest payable	1,097	1,097	953	953

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-K for the year ended December 31, 2010 and other documents the Company files from time to time with the SEC, such as Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

Last year, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provision of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

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

The Company expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ration requirements or otherwise adversely affect the Company’s business. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to its operations in order to comply, and could materially adversely affect its business, results of operations and financial condition.

Financial Condition

Assets

Total assets increased by $1.0 million to $877.1 million at March 31, 2011, compared to $876.1 million at December 31, 2010.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  During the first quarter 2011, the Company originated SBA loans totaling $13.7 million and transferred the guaranteed portion of those loans totaling $7.5 million to the loans held for sale category.  The Company recognized total gains of $697,000 in the first quarter 2011 on the sales of SBA loans.  Total SBA loans held for sale were $6.2 million at March 31, 2011.  Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2011.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $16.4 million at March 31, 2011.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $10.5 million, to $630.9 million at March 31, 2011, compared to $620.4 million at December 31, 2010 mainly as a result of new originations in the commercial and industrial category.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and pooled trust preferred securities. Available-for-sale securities totaled $139.6 million at March 31, 2011, compared to $143.4 million at December 31, 2010.  The decrease of $3.8 million was mainly attributable to principal and interest pay downs on MBS and CMO securities held in the investment portfolio.  At March 31, 2011, the portfolio had a net unrealized loss of $679,000 compared to a net unrealized loss of $1.7 million at December 31, 2010.

       Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2011 and December 31, 2010, securities held to maturity totaled $148,000 and $147,000, respectively.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of March 31, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock investments.  In October 2010 and again in February 2011, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.

At March 31, 2011 and December 31, 2010, the investment in FHLB stock totaled $6.0 million and $6.4 million, respectively.  At both March 31, 2011 and December 31, 2010, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $6.9 million, to $29.0 million at March 31, 2011, from $35.9 million at December 31, 2010.  This decrease was caused by the growth in outstanding loan balances offset by a reduction in investment securities and growth in deposit balances during the first three months of 2011.

Premises and Equipment

The balance in premises and equipment, net of accumulated depreciation, was $24.6 million at March 31, 2011, compared to $25.5 million at December 31, 2010.

Other Real Estate Owned

Other real estate owned decreased to $14.1 million at March 31, 2011, compared to $15.2 million at December 31, 2010, primarily due to write-downs recorded during the first quarter of 2011 as a result of updated appraisals received during the period.

Bank Owned Life Insurance

The balance of bank owned life insurance amounted to $12.6 million at March 31, 2011 and December 31, 2010. The income earned on these policies is reflected in non-interest income.

Other Assets

Other assets slightly increased by $226,000 to $25.1 million at March 31, 2011, from $24.8 million at December 31, 2010.

Included in other assets at March 31, 2011 were deferred tax assets of $13.8 million. Deferred tax assets are recognized based on differences between financial statement carrying amounts and the tax bases of certain assets and liabilities. A significant component of the deferred tax asset is driven by the allowance for loan losses recorded for financial reporting purposes which is not currently deductible for federal income tax reporting purposes. The Company regularly reviews deferred tax assets for recoverability based on a history of earnings, expectations for future earnings and expected reversals of temporary differences and believes the deferred tax assets recorded at March 31, 2011 are fully realizable.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $3.3 million to $761.1 million at March 31, 2011 from $757.7 million at December 31, 2010.

Short-Term Borrowings and FHLB Advances

Short-term borrowings and FHLB advances are used to supplement deposits as a source of funds.  Republic had no short-term borrowings (overnight) or FHLB advance amounts outstanding as of March 31, 2011 and December 31, 2010.

Subordinated Debt

Subordinated debt, which is comprised of the subordinated debentures supporting the common and capital, or trust preferred, securities of the Company’s unconsolidated capital trusts, amounted to $22.5 million at March 31, 2011 and December 31, 2010.

Shareholders’ Equity

Total shareholders’ equity decreased $1.8 million to $86.4 million at March 31, 2011, compared to $88.1 million at December 31, 2010, primarily due to the net loss recognized during the first quarter 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

The Company reported a net loss of $2.5 million, or $0.10 per share, for the three months ended March 31, 2011, as compared to a net loss of $3.9 million, or $0.37 per share, for the three months ended March 31, 2010.

Net interest income for both of the three month periods ended March 31, 2011 and 2010 was $7.4 million.  Interest income decreased $1.1 million, or 10.6%, from $10.4 million for the three months ended March 31, 2010 to $9.3 million for the three months ended March 31, 2011, primarily due to a $103.4 million decrease in average interest earning assets.  The reduction in interest earning assets was driven by a reduction in outstanding loans as a result of the intentional effort to reduce asset quality concerns in the commercial real estate loan portfolio.  Investment securities also decreased as a result of early calls on agency bonds held in the investment portfolio.  Interest expense decreased $1.1 million, or 36.7%, from $3.0 million for the three months ended March 31, 2010 to $1.9 million for the three months ended March 31, 2011, due to a 36 basis point decrease in the rate on average interest-bearing deposits outstanding and a $119.9 million decrease in average interest bearing liabilities.  This decrease is the result of the Company’s decision to reduce its dependence on the more volatile sources of funding found in the brokered and public fund certificate of deposit market.

Non-interest income increased $652,000 to $1.1 million during the three months ended March 31, 2011 compared to $475,000 during the three months ended March 31, 2010 primarily due to gains recognized on the sale of SBA loans during the first quarter of 2011. Non-interest expenses increased $587,000 to $9.0 million during the three months ended March 31, 2011 as compared to $8.4 million during the three months ended March 31, 2010 primarily due to an increase in carrying costs and write-downs associated with other real estate owned. Return on average assets and average equity from continuing operations were (1.17)% and (11.59)%, respectively, during the three months ended March 31, 2011 compared to (1.61)% and (22.68)%, respectively, for the three months ended March 31, 2010.

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

Average Balances and Net Interest Income

	For the three months ended March 31, 2011			For the three months ended March 31, 2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$14,675	$14	0.39%	$22,840	$20	0.36%
Investment securities and restricted stock	149,485	1,170	3.13%	190,738	1,716	3.60%
Loans receivable	629,825	8,211	5.29%	683,846	8,759	5.19%
Total interest-earning assets	793,985	9,395	4.79%	897,424	10,495	4.74%
Other assets	76,454			73,516
Total assets	$870,439			$970,940

Interest-earning liabilities:
Demand – non-interest bearing	$127,055			$125,400
Demand – interest bearing	63,870	$98	0.62%	49,506	$82	0.67%
Money market & savings	309,805	799	1.05%	307,862	1,050	1.38%
Time deposits	241,191	721	1.21%	360,796	1,405	1.58%
Total deposits	741,921	1,618	0.88%	843,564	2,537	1.22%
Total interest-bearing deposits	614,866	1,618	1.07%	718,164	2,537	1.43%
Other borrowings	31,946	296	3.76%	48,586	489	4.08%
Total interest-bearing liabilities	$646,812	1,914	1.20%	$766,750	3,026	1.60%
Total deposits and other borrowings	773,867	1,914	1.00%	892,150	3,026	1.38%
Non interest-bearing other liabilities	8,781			9,716
Shareholders' equity	87,791			69,074
Total liabilities and shareholders' equity	$870,439			$970,940
Net interest income (2)		$7,481			$7,469
Net interest spread			3.60%			3.14%
Net interest margin (2)			3.82%			3.38%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $61,000 and $60,000 for the three months ended March 31, 2011 and 2010, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended March 31, 2011 vs. 2010
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(8)	$3	$(5)
Securities	(323)	(223)	(546)
Loans	(705)	156	(549)
Total interest-earning assets	(1,036)	(64)	(1,100)

Interest expense:
Deposits
Interest-bearing demand deposits	22	(6)	16
Money market and savings	2	(253)	(251)
Time deposits	(349)	(335)	(684)
Total deposit interest expense	(325)	(594)	(919)
Other borrowings	(195)	1	(194)
Total interest expense	(520)	(593)	(1,113)
Net interest income	$(516)	$529	$13

Net Interest Income

The Company’s total tax equivalent interest income decreased $1.1 million, or 10.5%, to $9.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The primary reason for the decrease is the $103.4 reduction of interest-earning asset balances for the three months ended March 31, 2011 as compared to the same prior year period. Average loans receivable declined $54.0 million due to the effort to reduce exposure in the commercial real estate loan portfolio.  Average investment securities declined $41.3 million due to calls and maturities of securities over the last twelve months, primarily agency bonds and mortgage backed securities.

The Company’s total interest expense decreased $1.1 million, or 36.7%, to $1.9 million for the three months ended March 31, 2011 as compared to $3.0 million for the three months ended March 31, 2010. Average deposit balances declined $101.6 million for the three months ended March 31, 2011 as compared to the same prior year period as a result of the intentional reduction in volatile sources of funding, such as brokered and public fund certificates of deposit.  Average other borrowings decreased $16.6 million during the same period, primarily as a result of the maturity of $25.0 million of FHLB term borrowings in June 2010.  The average rate paid on interest-bearing liabilities decreased 40 basis points to 1.20% for the three months ended March 31, 2011.  Average time deposit balances declined $119.6 million for the three months ended March 31, 2011 as compared to the same prior year period.  The maturity and rollover of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 37 basis points to 1.21% for the three months ended March 31, 2011.  The majority of the decrease in interest expense on deposits reflected the impact of the gathering of low-cost core deposits over the last twelve months.  Accordingly, rates on total interest-bearing deposits decreased 36 basis points during the three months ended March 31, 2011 as compared to the same prior year period.

The Company’s tax equivalent net interest margin increased 44 basis points to 3.82% for the three months ended March 31, 2011, compared to 3.38% for the comparable prior year period and the Company’s tax equivalent net interest income increased $12,000, or 0.02%, to $7.5 million for the three months ended March 31, 2011 as compared to the same prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $3.6 million for the three months ended March 31, 2011 compared to $5.5 million for the three months ended March 31, 2010.

The provision recorded during the first quarter of 2011 was driven by updated appraisals and financial data received during the period related to impaired loans that had been identified as substandard in prior periods.  All loans currently classified as impaired were originated prior to December 31, 2007.

Non-Interest Income

Total non-interest income increased $652,000 to $1.1 million for the three months ended March 31, 2011, compared to $475,000 for the three months ended March 31, 2010, primarily due to $697,000 in gains recognized on the sale of SBA loans.

Non-Interest Expenses

Total non-interest expenses increased $587,000 to $9.0 million for the three months ended March 31, 2011, compared to $8.4 million for the three months ended March 31, 2010.   The increase in total non-interest expenses was primarily due to an increase of $819,000 in carrying costs and write-downs associated with other real estate owned.

Benefit for Income Taxes

The benefit for income taxes decreased $672,000 to a $1.5 million benefit for the three months ended March 31, 2011, compared to a $2.2 million benefit for the three months ended March 31, 2010, primarily as a result of the decrease in pre-tax loss.  The effective tax rates for the three-month periods ended March 31, 2011 and 2010 were 37% and 36%, respectively.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $71.5 million and $62.0 million, and standby letters of credit of approximately $3.3 and $3.6 million, at March 31, 2011 and December 31, 2010, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $71.5 million of commitments to extend credit at March 31, 2011 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at March 31, 2011, and December 31, 2010 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2011:
Total risk based capital
Republic	$103,328	13.98%	$59,143	8.00%	$73,929	10.00%
Company	105,918	14.28%	59,350	8.00%	-	-
Tier one risk based capital
Republic	94,023	12.72%	29,572	4.00%	44,357	6.00%
Company	96,581	13.02%	29,675	4.00%	-	-
Tier one leveraged capital
Republic	94,023	10.97%	34,282	4.00%	42,852	5.00%
Company	96,581	11.25%	34,336	4.00%	-	-

At December 31, 2010:
Total risk based capital
Republic	$97,570	13.51%	$57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier one risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier one leveraged capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2011.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $29.0 million at March 31, 2011, compared to $35.9 million at December 31, 2010. Loan maturities and repayments are another source of asset liquidity. At March 31, 2011, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending September 30, 2011. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2011, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $74.8 million. Certificates of deposit scheduled to mature in one year totaled $193.1 million at March 31, 2011. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh.  The Company is required to pledge qualified collateral to access its full borrowing capacity which was $277.2 million at March 31, 2011.  As of March 31, 2011 and December 31, 2010, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both March 31, 2011 and December 31, 2010.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both March 31, 2011 and December 31, 2010.

Investment Securities Portfolio

At March 31, 2011, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S Government Agency issued mortgage-backed securities, which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust preferred securities.  Available-for-sale securities totaled $139.6 million and $143.4 million as of March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, the portfolio had a net unrealized loss of $679,000 and $1.7 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $16.4 million at March 31, 2011.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

(dollars in thousands)	March 31, 2011	December 31, 2010
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	39,161	39,992
Total non-performing loans(1)	39,161	39,992
Other real estate owned	14,077	15,237
Total non-performing assets(1)	$53,238	$55,229

Non-performing loans as a percentage of total loans, net of unearned income(1)	6.15%	6.45%
Non-performing assets as a percentage of total assets	6.07%	6.30%

(1)Non-performing loans are comprised of (i) loans that are on non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $831,000 to $39.2 million at March 31, 2011, from $40.0 million at December 31, 2010.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At March 31, 2011 and December 31, 2010, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $19.6 million and $1.7 million at March 31, 2011 and December 31, 2010, respectively; and (ii) 60 to 89 days past due, at March 31, 2011 and December 31, 2010, in the aggregate principal amount of $4.4 million and $17.5 million, respectively.  The Company had $0 of delinquent loans past due 90 days or more, but still accruing at March 31, 2011.  Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $1.1 million to $14.1 million at March 31, 2011 from $15.2 million at December 31, 2010 primarily due to a write-down of $1.1 million recorded in the first quarter of 2011.

At March 31, 2011, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2011 and 2010, and the twelve months ended December 31, 2010 is as follows (dollars in thousands):

	For the three months ended March 31, 2011	For the twelve months ended December 31, 2010	For the three months ended March 31, 2010
Balance at beginning of period	$11,444	$12,841	$12,841
Charge-offs:
Commercial	522	19,126	4,766
Tax refund loans	-	-	-
Consumer	31	42	-
Total charge-offs	553	19,168	4,766
Recoveries:
Commercial	9	1,168	150
Tax refund loans	-	-	-
Consumer	-	3	-
Total recoveries	9	1,171	150
Net charge-offs	544	17,997	4,616
Provision for loan losses	3,550	16,600	5,500
Balance at end of period	$14,450	$11,444	$13,725

Average loans outstanding(1)	$629,825	$659,882	$683,846

As a percent of average loans:(1)
Net charge-offs	0.35%	2.73%	2.74%
Provision for loan losses	2.29%	2.52%	3.26%
Allowance for loan losses	2.29%	1.73%	2.01%

Allowance for loan losses to:
Total loans, net of unearned income	2.27%	1.84%	2.02%
Total non-performing loans	36.90%	28.62%	37.37%

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

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at March 31, 2011. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The allocation is accordingly based upon historical experience.

Recent Accounting Pronouncements

ASU 2011-02
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.

The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than focus on specific criteria, such as the effective interest rate test, to determine a concession.  The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

The effective date of ASU 2011-02 differs for public and nonpublic companies.  For public companies, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2011) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES (CONTINUED)

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  The risk factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for quarterly reports on Form 10-Q).

Exhibit Number	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Filed herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 10, 2011	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Vice President and Chief Financial Officer