Form 10-Q
period 2011-06-30
REPUBLIC FIRST BANCORP INC
filed 2011-08-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [X ]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of August 8, 2011

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,164	$6,146
Interest bearing deposits with banks	12,011	29,620
Federal funds sold	1.457	99
Cash and cash equivalents	23,632	35,865

Investment securities available for sale, at fair value	162,222	143,439
Investment securities held to maturity, at amortized cost (fair value of $146 and $157, respectively)	139	147
Restricted stock, at cost	5,881	6,501
Loans held for sale	5,827	—
Loans receivable (net of allowance for loan losses of $15,108 and $11,444, respectively)	624,280	608,911
Premises and equipment, net	24,342	25,496
Other real estate owned, net	13,109	15,237
Accrued interest receivable	3,129	3,119
Bank owned life insurance	12,621	12,555
Other assets	25,710	24,827
Total Assets	$900,892	$876,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$113,641	$128,578
Demand – interest bearing	97,149	66,283
Money market and savings	321,971	329,742
Time Deposits	250,341	233,127
Total Deposits	783,102	757,730
Accrued interest payable	1,431	953
Other liabilities	6,718	6,792
Subordinated debt	22,476	22,476
Total Liabilities	813,727	787,951

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of June 30, 2011 and December 31, 2010	265	265
Additional paid in capital	106,192	106,024
Accumulated deficit	(16,128)	(13,140)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	744	(1,095)
Total Shareholders’ Equity	87,165	88,146
Total Liabilities and Shareholders’ Equity	$900,892	$876,097

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on taxable loans	$8,306	$8,675	$16,449	$17,434
Interest and fees on tax-exempt loans	81	-	149	-
Interest and dividends on taxable investment securities	1,122	1,435	2,118	2,977
Interest and dividends on tax-exempt investment securities	114	108	227	222
Interest on federal funds sold and other interest-earning assets	34	16	48	36
Total interest income	9,657	10,234	18,991	20,669
Interest expense:
Demand- interest bearing	168	125	266	207
Money market and savings	860	912	1,659	1,962
Time deposits	825	1,239	1,546	2,644
Other borrowings	278	447	574	936
Total interest expense	2,131	2,723	4,045	5,749
Net interest income	7,526	7,511	14,946	14,920
Provision for loan losses	1,500	10,750	5,050	16,250
Net interest income (loss) after provision for loan losses	6,026	(3,239)	9,896	(1,330)
Non-interest income:
Loan advisory and servicing fees	119	96	156	153
Gain on sales of SBA loans	1,657	-	2,354	-
Service fees on deposit accounts	201	251	370	533
Other-than-temporary impairment losses	(4)	355	(4)	(710)
Portion recognized in other comprehensive income (before taxes)	2	(578)	2	338
Net impairment loss on investment securities	(2)	(223)	(2)	(372)
Gain on sale of other real estate owned	-	46	-	246
Bank owned life insurance income	36	51	66	102
Other non-interest income	65	33	259	67
Total non-interest income	2,076	254	3,203	729
Non-interest expenses:
Salaries and employee benefits	3,807	2,988	7,145	5,918
Occupancy	789	975	1,644	2,496
Depreciation and amortization	533	486	1,061	968
Legal	579	418	874	953
Other real estate owned	65	412	1,424	952
Advertising	85	30	190	95
Data processing	271	235	518	453
Insurance	220	373	437	535
Professional fees	454	379	888	890
Regulatory assessments and costs	560	562	1,043	1,073
Taxes, other	232	217	445	443
Other operating expenses	1,416	878	2,334	1,582
Total non-interest expense	9,011	7,953	18,003	16,358
Loss before benefit for income taxes	(909)	(10,938)	(4,904)	(16,959)
Benefit for income taxes	(429)	(3,883)	(1,916)	(6,042)
Net loss	$(480)	$(7,055)	$(2,988)	$(10,917)
Net loss per share:
Basic	$(0.02)	$(0.60)	$(0.12)	$(0.98)
Diluted	$(0.02)	$(0.60)	$(0.12)	$(0.98)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,988)	$(10,917)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	5,050	16,250
Writedown of other real estate owned	1,118	885
Gain on sale of other real estate owned	-	(246)
Depreciation and amortization	1,061	968
Share based compensation	168	120
Impairment charges on investment securities	2	372
Amortization of premiums/(discounts) on investment securities	45	27
Proceeds from sales of SBA loans	25,895	-
SBA loans originated for sale	(29,368)	-
Gains on sales of SBA loans originated for sale	(2,354)	-
Increase in value of bank owned life insurance	(66)	(102)
Increase in accrued interest receivable and other assets	(1,456)	(4,145)
Increase in accrued interest payable and other liabilities	404	698
Net cash (used in) provided by operating activities	(2,489)	3,910

Cash flows from investing activities:
Purchase of investment securities available for sale	(24,886)	-
Proceeds from the maturity or call of securities available for sale	8,924	13,384
Proceeds from the maturity or call of securities held to maturity	8	9
Proceeds from redemption of FHLB stock	620	-
Net (increase) decrease in loans	(20,419)	5,252
Net proceeds from sale of other real estate owned	1,010	2,988
Premises and equipment expenditures	(373)	(239)
Net cash (used in) provided by investing activities	(35,116)	21,394

Cash flows from financing activities:
Net proceeds from stock offering	-	28,100
Net stock purchases for deferred compensation plans	-	(100)
Net increase (decrease) in demand, money market and savings deposits	8,158	(12,045)
Net increase (decrease) in time deposits	17,214	(65,638)
Net decrease in other borrowings	-	(25,000)
Net increase in short term borrowings	-	9,149
Net cash provided by (used in) financing activities	25,372	(65,534)

Net decrease in cash and cash equivalents	(12,233)	(40,230)
Cash and cash equivalents, beginning of year	35,865	55,618
Cash and cash equivalents, end of year	$23,632	$15,388

Supplemental disclosures:
Interest paid	$3,567	$5,428
Non-cash transfers from loans to other real estate owned	-	663

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146
Net loss			(2,988)				(2,988)
Other comprehensive gain, net of tax:
Unrealized gain on securities (pre-tax $2,868)						1,838	1,838
Reclassification adjustment for impairment charge (pre-tax $2)						1	1
							1,839
Total comprehensive loss							(1,149)
Stock based compensation		$168					168
BALANCE, JUNE 30, 2011	$265	$106,192	$(16,128)	$(3,099)	$(809)	$744	$87,165

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264
Net loss			(10,917)				(10,917)
Other comprehensive gain, net of tax:
Unrealized gain on securities (pre-tax $1,648)						1,056	1,056
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							1,294
Total comprehensive loss							(9,623)
Shares issued under common stock offering (15,000,000 shares)	150	27,950					28,100
Stock based compensation	-	120					120
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
BALANCE, JUNE 30, 2010	$261	$105,156	$(13,367)	$(3,099)	$(809)	$619	$88,761

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

Note 2:  Summary of Significant Accounting Policies

Risks and Uncertainties

The earnings of the Company depend primarily on the earnings of Republic.  The earnings of Republic are dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the Company’s results of operations are subject to risks and uncertainties surrounding Republic’s exposure to changes in the interest rate environment.

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

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of June 30, 2011, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2011, the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 49.11%; a risk-free interest rate of 2.84%; and an expected life of 7.0 years. In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67% to 37.37%; a risk-free interest rate of 2.06% to 3.46%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a combination of a 3 to 4 year “all or nothing” vesting period, the maximum ten-year term and review of historical behavior.  The volatility was based on Bloomberg’s seven-year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  During the six months ended June 30, 2011, 53,500 options vested.  No options vested during the six months ended June 30, 2010.  Expense is recognized ratably over the period required to vest.  There were 445,350 unvested options at January 1, 2011 with a fair value of $1,158,861 with $531,757 of that amount remaining to be recognized as expense.  At June 30, 2011, there were 562,700 unvested options with a fair value of $1,235,096 with $640,857 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 823,354 options outstanding was $2,490, while the intrinsic value of the 260,654 exercisable (vested) options was $0.

Compensation expense of $83,000 and $168,000 was recognized during the three and six months ended June 30, 2011, respectively. Compensation expense of $78,000 and $120,000 was recognized during the three and six months ended June 30, 2010, respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three and six months ended June 30, 2011 and 2010, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.  For the three and six months ended June 30, 2011 and 2010, the Company did not include stock options in calculating diluted EPS due to a net loss from operations.

The calculation of EPS for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted earnings per share:
Net loss	$(480)	$(7,055)	$(2,988)	$(10,917)

Weighted average shares outstanding	25,973	11,707	25,973	11,142

Net loss per share – basic and diluted	$(0.02)	$(0.60)	$(0.12)	$(0.98)

Recent Accounting Pronouncements

ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income.  The FASB has issued this ASU to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.

The Update prohibits the presentation of the components of comprehensive income in the statement of stockholders' equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income.  Under previous GAAP, all three presentations were acceptable.  Regardless of the presentation selected, the Company is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

The effective date of ASU 2011-05 differs for public and nonpublic companies.  For public companies, the Update is effective for fiscal years and interim periods beginning after December 31, 2011.  For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

ASU 2011-04
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The FASB has issued this ASU to amend ASC Topic 820, Fair Value Measurements, in order to bring U.S. GAAP for fair value measurements in line with International Accounting Standards.

The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders' equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.

The Update also creates an exception to Topic 820 for entities, which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction.  The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy.

Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as:  disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes.

The effective date of ASU 2011-04 differs for public and nonpublic companies.  For public companies, the Update is effective for interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the Update is effective for annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Note 5:  Comprehensive Income / (Loss)

Total comprehensive income (loss), which for the Company included net income (loss) and changes in unrealized gains and losses on the Company’s available for sale securities, was $669,000 income and a $4.5 million loss for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, total comprehensive loss was $1.1 million and $9.6 million, respectively.

Note 6:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
	Investment Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$140,791	$4,641	$-	$145,432
Municipal securities	10,725	105	(824)	10,006
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,415	-	(2,750)	3,665
Other securities	131	2	(14)	119
Total	$161,062	$4,748	$(3,588)	$162,222

	June 30, 2011
	Investment Securities Held to Maturity
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$2	$-	$-	$2
Other securities	137	7	-	144
Total	$139	$7	$-	$146

	December 31, 2010
	Investment Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$125,011	$2,784	$(133)	$127,662
Municipal securities	10,589	36	(1,415)	9,210
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,417	-	(2,967)	3,450
Other securities	131	2	(16)	117
Total	$145,148	$2,822	$(4,531)	$143,439

	December 31, 2010
	Investment Securities Held to Maturity
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$2	$-	$-	$2
Other securities	145	10	-	155
Total	$147	$10	$-	$157

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2011 is as follows:

	June 30, 2011
	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$-	$-	$-	$-
After 1 year to 5 years	10	10	117	124
After 5 years to 10 years	417	448	2	2
After 10 years	160,635	161,764	-	-
No stated maturity	-	-	20	20
Total	$161,062	$162,222	$139	$146

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of June 30, 2011 and December 31, 2010, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of June 30, 2011 and December 31, 2010.  In addition, the Company does not hold any private issued CMO’s as of June 30, 2011 and December 31, 2010.

In instances when a determination is made that an OTTI exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, changes the presentation and amount of the OTTI recognized in the income statement.  The OTTI is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to other factors is recognized in other comprehensive income.  The adoption of updated guidance under ASC 320-10 had an impact on the amount reported in the consolidated financial statements as impairment charges (credit losses) on bank pooled trust preferred securities for the three and six months ended June 30, 2011 in the amount of $2,000 for both periods.  The Company realized gross losses due to impairment charges on pooled trust preferred securities of $223,000 and $372,000 for the three and six months ended June 30, 2010, respectively.

The following table shows the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At June 30, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$3,238	$106	$3,996	$718	$7,234	$824
Trust Preferred Securities	-	-	3,665	2,750	3,665	2,750
Other securities	-	-	76	14	76	14
Total	$3,238	$106	$7,737	$3,482	$10,975	$3,588

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$17,599	$133	$31	$-	$17,630	$133
Municipal securities	5,288	398	3,599	1,017	8,887	1,415
Trust Preferred Securities	-	-	3,450	2,967	3,450	2,967
Other securities	-	-	74	16	74	16
Total	$22,887	$531	$7,154	$4,000	$30,041	$4,531

The impairment of the investment portfolio totaled $3.6 million with a total fair value of $11.0 million at June 30, 2011.  The unrealized loss for the Bank’s pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at June 30, 2011.

The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is also considered temporary.  At June 30, 2011, the investment portfolio included twenty-five municipal securities with a total market value of $10.0 million.  The securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $5.0 million.  There were no defaults by any Moody’s rated state or local government during the three months ended June 30, 2011.  As of June 30, 2011, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Note 7:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial real estate	$388,081	$374,935
Construction and land development	67,576	73,795
Commercial and industrial	81,783	78,428
Owner occupied real estate	81,799	70,833
Consumer and other	16,358	17,808
Residential mortgage	4,221	5,026
Total loans receivable	639,818	620,825

Deferred costs (fees)	(430)	(470)
Allowance for loan losses	(15,108)	(11,444)
Net loans receivable	$624,280	$608,911

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of June 30, 2011 and December 31, 2010, management did not identify any troubled debt restructurings in the loan portfolio.

The following table presents the Company’s impaired loans at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Impaired loans without a valuation allowance	$39,937	$72,908
Impaired loans with a valuation allowance	35,361	14,206
Total impaired loans	$75,298	$87,114

Valuation allowance related to impaired loans	$6,044	$2,786
Total nonaccrual loans	37,591	39,992
Total loans past-due ninety days or more and still accruing	1,338	-

Impaired loans with a valuation allowance increased from $14.2 million at December 31, 2010 to $35.4 million at June 30, 2011.  The increase was primarily due to valuation allowances which were recorded during the six month period ending June 30, 2011 for impaired loans which previously did not have a valuation allowance as of December 31, 2010.  The valuation allowances recorded for these impaired loans were primarily driven by updated appraisals of collateral received during the six month period ending June 30, 2011.  Management determined that these valuation allowances did not have to be immediately charged off during this time period.  Total impaired loans decreased by $11.8 million to $75.3 million at June 30, 2011 compared to $87.1 million at December 31, 2010.  This decrease was mainly driven by upgrades to loans previously categorized as impaired as a result of improved financial performance and strength of the borrowers.  The valuation allowance related to impaired loans increased from $2.8 million at December 31, 2010 to $6.0 million at June 30, 2011.

As of June 30, 2011 and December 31, 2010, the average recorded investment in impaired loans was approximately $81.3 million and $100.3 million, respectively.  The Company earned $1.1 million and $2.7 million of interest income on impaired loans (internally classified as accruing loans) for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  The Company recognized interest income on a cash basis on impaired loans of  $1.2 million and $2.9 million during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.    There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Commercial real estate	$21,117	$22,519	$-	$32,347	$591
Construction and land development	14,779	26,033	-	16,849	99
Commercial and industrial	1,958	1,958	-	3,468	53
Owner occupied real estate	1,306	1,306	-	1,847	19
Consumer and other	777	1,001	-	694	-
Total	$39,937	$52,817	$-	$55,205	$762

With an allowance recorded:

Commercial real estate	$20,308	$24,662	$3,079	$12,376	$252
Construction and land development	8,243	9,740	1,104	7,175	21
Commercial and industrial	5,000	6,509	1,528	3,698	11
Owner occupied real estate	1,810	1,810	333	2,882	64
Total	$35,361	$42,721	$6,044	$26,131	$348

Total:

Commercial real estate	$41,425	$47,181	$3,079	$44,723	$843
Construction and land development	23,022	35,773	1,104	24,024	120
Commercial and industrial	6,958	8,467	1,528	7,166	64
Owner occupied real estate	3,116	3,116	333	4,729	83
Consumer and other	777	1,001	-	694	-
Total	$75,298	$95,538	$6,044	$81,336	$1,110

	At December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Commercial real estate	$40,840	$46,119	$-	$43,144	$1,341
Construction and land development	22,802	35,042	-	32,061	291
Commercial and industrial	6,482	7,992	-	7,040	160
Owner occupied real estate	2,278	2,278	-	2,370	132
Consumer and other	506	684	-	536	6
Total	$72,908	$92,115	$-	$85,151	$1,930

With an allowance recorded:

Commercial real estate	$7,683	$7,872	$1,937	$7,882	$422
Construction and land development	2,289	2,440	45	2,602	23
Commercial and industrial	798	798	287	809	26
Owner occupied real estate	3,436	3,436	517	3,832	267
Total	$14,206	$14,546	$2,786	$15,125	$738

Total:

Commercial real estate	$48,523	$53,991	$1,937	$51,026	$1,763
Construction and land development	25,091	37,482	45	34,663	314
Commercial and industrial	7,280	8,790	287	7,849	186
Owner occupied real estate	5,714	5,714	517	6,202	399
Consumer and other	506	684	-	536	6
Total	$87,114	$106,661	$2,786	$100,276	$2,668

As of June 30, 2011 and December 31, 2010, there were loans of approximately $37.6 million and $40.0 million, respectively, which were classified as non-accrual. If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.2 million and $2.4 million, for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  There were loans of approximately $1.3 million past due 90 days and accruing interest at June 30, 2011.  There were no loans past due 90 days and accruing interest at December 31, 2010.

The following is an analysis of the changes in the allowance for loan losses for the six months ended June 30, 2011 and year ended December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Balance at beginning of year	$11,444	$12,841

Provision for loan losses	5,050	16,600
Recoveries of loans previously charged off	49	1,171
Loan charge-offs	(1,435)	(19,168)
Balance at end of year	$15,108	$11,444

The following provides the ending balances of the allowance for credit losses and loan receivables by loan portfolio class as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
	Allowance for Credit Losses
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three Months Ended June 30, 2011:
Beginning balance:	$7,407	$1,595	$2,769	$1,645	$121	$32	$881	$14,450
Charge-offs	(512)	(370)	-	-	-	-	-	(882)
Recoveries	-	2	-	-	38	-	-	40
Provisions	1,751	592	(40)	(49)	(35)	1	(720)	1,500
Ending balance	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108

Six Months Ended June 30, 2011:
Beginning balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(1,034)	(370)	-	-	(31)	-	-	(1,435)
Recoveries	9	2	-	-	38	-	-	49
Provisions	2,428	1,350	1,286	21	(13)	(8)	(14)	5,050
Ending balance	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108

Ending balance: individually evaluated for impairment	$3,079	$1,104	$1,528	$333	$-	$-	$-	$6,044
Ending balance: collectively evaluated for impairment	$5,567	$715	$1,201	$1,263	$124	$33	$161	$9,064
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2010
	Allowance for Credit Losses
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Ending balance	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444

Ending balance: individually evaluated for impairment	$1,937	$45	$287	$517	$-	$-	$-	$2,786
Ending balance: collectively evaluated for impairment	$5,306	$792	$1,156	$1,058	$130	$41	$175	$8,658
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At June 30, 2011
	Loans Receivable
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Ending balance	$388,081	$67,576	$81,783	$81,799	$16,358	$4,221	$-	$639,818

Ending balance: individually evaluated for impairment	$41,425	$23,022	$6,958	$3,116	$777	$-	$-	$75,298
Ending balance: collectively evaluated for impairment	$346,656	$44,554	$74,825	$78,683	$15,581	$4,221	$-	$564,520
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2010
	Loans Receivable
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Ending balance	$374,935	$73,795	$78,428	$70,833	$17,808	$5,026	$-	$620,825

Ending balance: individually evaluated for impairment	$48,523	$25,091	$7,280	$5,714	$506	$-	$-	$87,114
Ending balance: collectively evaluated for impairment	$326,412	$48,704	$71,148	$65,119	$17,302	$5,026	$-	$533,711
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial real estate	$-	$8,556	$17,808	$26,364	$361,717	$388,081	$1,338
Construction and land development	-	-	18,214	18,214	49,362	67,576	-
Commercial and industrial	-	-	1,342	1,342	80,441	81,783	-
Owner occupied real estate	-	1,239	788	2,027	79,772	81,799	-
Consumer and other	-	12	777	789	15,569	16,358	-
Residential mortgage	-	-	-	-	4,221	4,221	-
Total	$-	$9,807	$38,929	$48,736	$591,082	$639,818	$1,338

	At December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial real estate	$1,249	$12,155	$14,955	$28,359	$346,576	$374,935	$-
Construction and land development	-	3,006	18,970	21,976	51,819	73,795	-
Commercial and industrial	251	-	4,500	4,751	73,677	78,428	-
Owner occupied real estate	-	2,179	1,061	3,240	67,593	70,833	-
Consumer and other	164	198	461	823	16,985	17,808	-
Residential mortgage	-	-	-	-	5,026	5,026	-
Total	$1,664	$17,538	$39,947	$59,149	$561,676	$620,825	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

	At June 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate	$316,690	$14,852	$56,539	$-	$388,081
Construction and land development	39,490	-	28,086	-	67,576
Commercial and industrial	75,909	1,857	4,017	-	81,783
Owner occupied real estate	77,569	287	3,943	-	81,799
Consumer and other	15,256	-	1,102	-	16,358
Residential mortgage	4,221	-	-	-	4,221
Total	$529,135	$16,996	$93,687	$-	$639,818

	At December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate	$299,916	$18,531	$56,488	$-	$374,935
Construction and land development	36,775	-	37,020	-	73,795
Commercial and industrial	65,361	2,794	10,273	-	78,428
Owner occupied real estate	60,849	3,923	6,061	-	70,833
Consumer and other	16,977	-	831	-	17,808
Residential mortgage	5,026	-	-	-	5,026
Total	$484,904	$25,248	$110,673	$-	$620,825

The following table shows non-accrual loans by class as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial real estate	$16,470	$14,955
Construction and land development	18,214	18,970
Commercial and industrial	1,342	4,500
Owner occupied real estate	788	1,061
Consumer and other	777	506
Residential mortgage	-	-
Total	$37,591	$39,992

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 were as follows:

	At June 30, 2011
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$145,432	$-	$145,432	$-
Municipal securities	10,006	-	10,006	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,665	-	-	3,665
Other securities	119	-	119	-
SBA servicing asset	517	-	-	517
Total fair value	$162,739	$-	$155,557	$7,182

	At December 31, 2010
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$127,662	$-	$127,662	$-
Municipal securities	9,210	-	9,210	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,450	-	-	3,450
Other securities	117	-	117	-
Total fair value	$143,439	$-	$136,989	$6,450

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and the year ended December 31, 2010:

(Dollars in thousands)	At June 30, 2011
	Corporate Bonds	Pooled Trust Preferred Securities	SBA Servicing Asset	Total
Beginning Balance, January 1, 2011	$3,000	$3,450	$-	$6,450
Transfers into Level 3	-	-	517	517
Unrealized gains/(losses)	-	217	-	217
Impairment charges on Level 3 securities	-	(2)	-	(2)
Ending Balance, June 30, 2011	$3,000	$3,665	$517	$7,182

(Dollars in thousands)	At December 31, 2011
	Corporate Bonds	Pooled Trust Preferred Securities	SBA Servicing Asset	Total
Beginning Balance, January 1, 2010	$-	$3,926	$-	$3,926
Transfers into Level 3	3,000	-	-	3,000
Unrealized gains/(losses)	-	(104)	-	(104)
Impairment charges on Level 3 securities	-	(372)	-	(372)
Ending Balance, December 31, 2010	$3,000	$3,450	$-	$6,450

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	At June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,317	$-	$-	$29,317
Other real estate owned	13,109	-	-	13,109
Total fair value	$42,426	$-	$-	$42,426

	At December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,420	$-	$-	$11,420
Other real estate owned	15,237	-	-	15,237
Total fair value	$26,657	$-	$-	$26,657

The recorded investment in impaired loans with a valuation allowance totaled $35.4 million at June 30, 2011 and $14.2 million at December 31, 2010.  The amounts of related valuation allowances were $6.0 million and $2.8 million, respectively, at June 30, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2011 and December 31, 2010. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward-looking curve plus a range of 406 to 998 basis points. In addition, the cash flows are primarily dependent on the estimated speeds at which the bank pooled trust preferred securities are expected to prepay, the estimated rates at which the bank pooled trust preferred securities are expected to defer payments, the estimated rates at which the bank pooled trust preferred securities are expected to default, and the severity of the losses on securities which default. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At June 30, 2011, these assets were carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$23,632	$23,632	$35,865	$35,865
Investment securities available for sale	162,222	162,222	143,439	143,439
Investment securities held to maturity	139	146	147	157
Restricted stock	5,881	5,881	6,501	6,501
Loans held for sale	5,827	6,170	-	-
Loans receivable, net	624,280	626,454	608,911	611,813
Accrued interest receivable	3,129	3,129	3,119	3,119

Financial liabilities:
Deposits
Demand, savings and money market	$532,761	$532,761	$524,603	$524,603
Time	250,341	251,886	233,127	234,417
Subordinated debt	22,476	18,613	22,476	17,728
FHLB advances	-	-	-	-
Accrued interest payable	1,431	1,431	953	953

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

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

Financial Condition

Assets

Total assets increased by $24.8 million to $900.9 million at June 30, 2011, compared to $876.1 million at December 31, 2010.  The increase was primarily driven by an $18.2 million increase in investment securities and a $15.4 million increase in net loans receivable.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”), which the Company usually originates with the intention of selling in the future.  During the first six months of 2011, the Company originated SBA loans totaling $29.4 million and transferred the guaranteed portion of those loans totaling $23.7 million to the loans held for sale category.  The Company recognized total gains of $2.4 million in the first six months of 2011 on the sales of SBA loans.  Total SBA loans held for sale were $5.8 million at June 30, 2011.  Loans held for sale, as a percentage of total Company assets, were less than 1% at June 30, 2011.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $16.4 million at June 30, 2011.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $19.0 million, to $639.4 million at June 30, 2011, compared to $620.4 million at December 31, 2010 mainly as a result of new originations in the commercial real estate and owner occupied real estate categories.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and pooled trust preferred securities. Available-for-sale securities totaled $162.2 million at June 30, 2011, compared to $143.4 million at December 31, 2010.  The increase of $18.8 million was mainly attributable to the purchase of two additional CMO securities held in the investment portfolio.  At June 30, 2011, the portfolio had a net unrealized gain of $1.2 million compared to a net unrealized loss of $1.7 million at December 31, 2010.

       Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At June 30, 2011 and December 31, 2010, securities held to maturity totaled $139,000 and $147,000, respectively.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of June 30, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock investments.  In October 2010, February 2011, and April 2011, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.

At June 30, 2011 and December 31, 2010, the investment in FHLB stock totaled $5.7 million and $6.4 million, respectively.  At both June 30, 2011 and December 31, 2010, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $12.3 million, to $23.6 million at June 30, 2011, from $35.9 million at December 31, 2010.  This decrease was caused by the growth in outstanding loan balances and the purchase of investment securities offset by growth in deposit balances during the first six months of 2011.

Other Real Estate Owned

Other real estate owned decreased to $13.1 million at June 30, 2011, compared to $15.2 million at December 31, 2010, primarily due to write-downs of $1.1 million recorded during the first six months of 2011 as a result of updated appraisals received during the period and proceeds from sales of $1.0 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $25.4 million to $783.1 million at June 30, 2011 from $757.7 million at December 31, 2010 primarily as a result of the Company’s retail strategy which focuses on relationship banking.

Results of Operations

Three Months Ended June 30, 2011 Compared to June 30, 2010

The Company reported a net loss of $480,000, or $0.02 per share, for the three months ended June 30, 2011, compared to a net loss of $7.1 million, or $0.60 per share, for the three months ended June 30, 2010.  The main reason for the reduction in the net loss was a decrease in the provision for loan losses from $10.8 million to $1.5 million.  The decrease in the loan loss provision was due to the continued stabilization of credit quality indicators.

Net interest income for both of the three month periods ended June 30, 2011 and 2010 was $7.5 million.  Interest income decreased $577,000, or 5.6%, from $10.2 million for the three months ended June 30, 2010 to $9.7 million for the three months ended June 30, 2011, primarily due to a $38.4 million decrease in average interest earning assets.  The reduction in interest earning assets was driven by a reduction in outstanding loans as a result of the intentional effort by the Company  to reduce asset quality concerns in the commercial real estate loan portfolio.  Investment securities also decreased as a result of early calls on agency bonds held in the investment portfolio.  Interest expense decreased $592,000, or 21.7%, from $2.7 million for the three months ended June 30, 2010 to $2.1 million for the three months ended June 30, 2011, due to a 22 basis point decrease in the rate on average interest-bearing deposits outstanding and a $36.6 million decrease in average interest bearing liabilities.  This decrease is the result of the Company’s decision to reduce its dependence on the more volatile sources of funding found in the brokered and public fund certificate of deposit market.

Non-interest income increased $1.8 million to $2.1 million during the three months ended June 30, 2011 compared to $254,000 during the three months ended June 30, 2010 primarily due to gains recognized on the sale of SBA loans during the second quarter of 2011. Non-interest expenses increased $1.1 million to $9.0 million during the three months ended June 30, 2011 as compared to $8.0 million during the three months ended June 30, 2010 primarily due to expenses related to the origination and sale of SBA loans during the second quarter of 2011. Return on average assets and average equity from continuing operations were (0.21)% and (2.21)%, respectively, during the three months ended June 30, 2011 compared to (2.96)% and (39.55)%, respectively, for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 compared to June 30, 2010

The Company reported a net loss of $3.0 million, or $0.12 per share, for the six months ended June 30, 2011, as compared to a net loss of $10.9 million, or $0.98 per share, for the six months ended June 30, 2010 due primarily to the decrease in the provision for loan losses from $16.3 million to $5.1 million as credit quality indicators continue to stabilize.

Net interest income for the six months ended June 30, 2011 increased $26,000 as compared to the six months ended June 30, 2010.  During this same period, interest income decreased $1.7 million, or 8.1%, due to a $70.7 million decrease in average interest earning assets and interest expense decreased $1.7 million, or 29.6%, primarily due to a $78.0 million decrease in average interest bearing liabilities and a 33 basis point decrease in the rate on average interest-bearing deposits outstanding.

Non-interest income increased $2.5 million to $3.2 million during the six months ended June 30, 2011 as compared to $729,000 during the six months ended June 30, 2010 primarily due to gains recognized on the sale of SBA loans during the six months ended June 30, 2011. Non-interest expenses increased $1.6 million to $18.0 million during the six months ended June 30, 2011 as compared to $16.4 million during the six months ended June 30, 2010 primarily due to expenses related to the origination and sale of SBA loans during the six months ended June 30, 2011. Return on average assets and average equity from continuing operations were (0.67)% and (6.88)%, respectively, during the six months ended June 30, 2011 compared to (2.28)% and (30.61)%, respectively, for the six months ended June 30, 2010.

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

Average Balances and Net Interest Income

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate(1)	Average Balance	Interest Income/Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$51,808	$34	0.26%	$23,751	$16	0.27%
Investment securities and restricted stock	160,764	1,297	3.23%	183,421	1,602	3.49%
Loans receivable	636,128	8,430	5.32%	679,889	8,675	5.12%
Total interest-earning assets	848,700	9,761	4.61%	887,061	10,293	4.65%
Other assets	71,967			69,564
Total assets	$920,667			$956,625

Interest-earning liabilities:
Demand – non-interest bearing	$101,395			$118,223
Demand – interest bearing	98,435	$168	0.68%	63,277	$125	0.79%
Money market & savings	339,603	860	1.02%	321,689	912	1.14%
Time deposits	264,070	825	1.25%	329,699	1,239	1.51%
Total deposits	803,503	1,853	0.92%	832,888	2,276	1.10%
Total interest-bearing deposits	702,108	1,853	1.06%	714,665	2,276	1.28%
Other borrowings	22,478	278	4.96%	46,507	447	3.86%
Total interest-bearing liabilities	724,586	2,131	1.18%	761,172	2,723	1.43%
Total deposits and other borrowings	825,981	2,131	1.03%	879,395	2,723	1.24%
Non interest-bearing other liabilities	7,683			5,681
Shareholders’ equity	87,003			71,549
Total liabilities and shareholders’ equity	$920,667			$956,625
Net interest income (2)		$7,630			$7,570
Net interest spread			3.43%			3.22%
Net interest margin (2)			3.61%			3.42%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $104,000 and $59,000 for the three months ended June 30, 2011 and 2010, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the Three Months Ended June 30, 2011 vs. 2010			For the Six Months Ended June 30, 2011 vs. 2010
	Changes due to:			Changes due to:
(Dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$18	$-	$18	$15	$(3)	$12
Securities	(182)	(123)	(305)	(503)	(348)	(851)
Loans	(580)	335	(245)	(1,287)	531	(756)
Total interest-earning assets	$(744)	$212	$(532)	$(1,775)	$180	$(1,595)

Interest expense:
Deposits
Interest-bearing demand deposits	$(60)	$17	$(43)	$(81)	$22	$(59)
Money market and savings	(45)	97	52	(51)	354	303
Time deposits	205	209	414	566	532	1,098
Total deposit interest expense	100	323	423	434	908	1,342
Other borrowings	297	(128)	169	430	(68)	362
Total interest expense	397	195	592	864	840	1,704
Net interest income	$(347)	$407	$60	$(911)	$1,020	$109

Net Interest Income

The Company’s total tax equivalent interest income decreased $532,000, or 5.2%, to $9.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to the $38.4 million reduction of interest-earning asset balances during the three months ended June 30, 2011. For the six months ended June 30, 2011, total tax equivalent interest income decreased $1.6 million, or 7.7%, to $19.2 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to the $70.7 million reduction of interest-earning asset balances during the six months ended June 30, 2011. Average loans receivable declined $43.8 million and $48.9 million during the three and six months ended June 30, 2011, respectively, due to the effort to reduce exposure in the commercial real estate loan portfolio.  Average investment securities declined $22.7 million and $31.9 million during the three and six months ended June 30, 2011, respectively, due to calls and maturities of securities over the last twelve months, primarily agency bonds and mortgage backed securities.

The Company’s total interest expense decreased $592,000, or 21.7%, to $2.1 million for the three months ended June 30, 2011 as compared to $2.7 million for the three months ended June 30, 2010.  Total interest expense for the six months ended June 30, 2011 decreased $1.7 million, or 29.6%, to $4.0 million as compared to $5.7 million for the six months ended June 30, 2010.  Average deposit balances declined $29.4 million and $65.3 million for the three and six months ended June 30, 2011, respectively, as a result of the intentional reduction in volatile sources of funding, such as brokered and public fund certificates of deposit.  Average other borrowings decreased $24.0 million and $20.4 million for the three and six months ended June 30, 2011, primarily as a result of the maturity of $25.0 million of FHLB term borrowings in June 2010.  The average rate paid on interest-bearing liabilities decreased 25 and 33 basis points, respectively, to 1.18% for the three months ended June 30, 2011 and 1.19% for the six months ended June 30, 2011.  Average time deposit balances declined $65.6 million and $92.5 million for the three and six months ended June 30, 2011, respectively.  The maturity and rollover of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 26 basis points to 1.25% for the three months ended June 30, 2011 and 31 basis points to 1.23% for the six months ended June 30, 2011.  The majority of the decrease in interest expense on deposits reflected the impact of the gathering of low-cost core deposits over the last twelve months.  Accordingly, rates on total interest-bearing deposits decreased 22 and 29 basis points, respectively, during the three and six months ended June 30, 2011.

The tax equivalent net interest margin increased 19 basis points to 3.61% for the three months ended June 30, 2011, compared to 3.42% for the three months ended June 30, 2010 and the Company’s tax equivalent net interest income increased $60,000, or 0.08%, to $7.6 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  For the six months ended June 30, 2011, the tax equivalent net interest margin increased 32 basis points to 3.72%, compared to 3.40% for the six months ended June 30, 2010 and the Company’s tax equivalent net interest income increase $109,000, or 0.07%, to $15.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $1.5 million for the three months ended June 30, 2011 compared to $10.8 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, the provision for loan losses amounted to $5.1 million and $16.3 million, respectively.

The reduction in the provision for loan losses for both the three and six month periods ending June 30, 2011 compared to the three and six month periods ending June 30, 2010 is reflective of the stabilization in non-performing loan balances and improved credit quality trends.  The provision recorded during the second quarter of 2011 and six months ended June 30, 2011 was driven by updated appraisals and financial data received during the period related to impaired loans that had been identified as substandard in prior periods.  All loans currently classified as impaired were originated prior to December 31, 2007.

Non-Interest Income

Total non-interest income increased $1.8 million to $2.1 million for the three months ended June 30, 2011, compared to $254,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, total non-interest income increased $2.5 million to $3.2 million as compared to $729,000 for the six months ended June 30, 2010.  An experienced team of SBA lenders was hired by the company in January 2011.  For both periods, the increases were primarily due to gains of $1.7 and $2.4 million recognized on the sale of SBA loans during the three and six months ended June 30, 2011, respectively.

Non-Interest Expenses

Total non-interest expenses increased $1.1 million to $9.0 million for the three months ended June 30, 2011, compared to $8.0 million for the three months ended June 30, 2010.  The increase in total non-interest expenses was primarily due to $732,000 in expenses related to the origination and sale of SBA loans and an increase of $161,000 in legal fees primarily related to the resolution of problem loans.  This mainly includes salaries, benefits, occupancy and referral fees related to the SBA lending team.  For the six months ended June 30, 2011, total non-interest expenses increased $1.6 million to $18.0 million, compared to $16.4 million for the six months ended June 30, 2010, which was primarily due to expenses related to the origination and sale of SBA loans of $1.1 million as well as an increase of $472,000 in carrying costs and write-downs associated with other real estate owned.

Benefit for Income Taxes

The benefit for income taxes decreased $3.5 million to a $429,000 benefit for the three months ended June 30, 2011, compared to a $3.9 million benefit for the three months ended June 30, 2010.  The benefit for income taxes decreased $4.1 million, to a $1.9 million benefit for the six months ended June 30, 2011, compared to a $6.0 million benefit for the six months ended June 30, 2010 primarily as a result of the decrease in the pre-tax loss. The effective tax rates for the three-month periods ended June 30, 2011 and 2010 were 47% and 36%, respectively, and for the six months periods ended June 30, 2011 and 2010 were 39% and 36%, respectively.

The Company’s net deferred tax asset increased to $13.6 million at June 30, 2011 compared to $12.8 million at December 31, 2010. This increase was primarily driven by the benefit for income taxes recorded during the six month period ending June 30, 2011. Each quarter the Company evaluates the realizability of the deferred tax asset based on history of earnings, expectations for future earnings and expected timing of the reversal of temporary differences. As of June 30, 2011, the Company concluded that it is more likely than not that the deferred tax asset would be recovered in full and that a valuation allowance was not required.  In reaching this conclusion the Company carefully weighed both positive and negative evidence currently available. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  If there are substantial, adverse economic developments that cause a deterioration of credit quality or profitability impacting the projection of future taxable income, the judgments made regarding the deferred tax asset may change. This could result in the recognition of a valuation allowance and additional income tax expense in the Consolidated Statement of Operations which would negatively impact earnings.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $71.8 million and $62.0 million, and standby letters of credit of approximately $3.3 million and $3.6 million, at June 30, 2011 and December 31, 2010, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $71.8 million of commitments to extend credit at June 30, 2011 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at June 30, 2011, and December 31, 2010 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2011:

Total risk based capital
Republic	104,169	13.81%	60,324	8.00%	75,405	10.00%
Company	106,483	14.07%	60,542	8.00%	-	-
Tier one risk based capital
Republic	94,778	12.57%	30,162	4.00%	45,243	6.00%
Company	97,058	12.83%	30,271	4.00%	-	-
Tier one leveraged capital
Republic	94,778	10.44%	36,327	4.00%	45,409	5.00%
Company	97,058	10.67%	36,380	4.00%	-	-

At December 31, 2010:

Total risk based capital
Republic	97,570	13.51%	57,775	8.00%	72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier one risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier one leveraged capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

       See Item 1A. Risk Factors in Part II of this Form 10-Q for additional information on capital regulatory ratios.

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2011.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.  See Item 1A. Risk Factors in Part II of this Form 10-Q for additional information on restrictions on dividends.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $23.6 million at June 30, 2011, compared to $35.9 million at December 31, 2010. Loan maturities and repayments are another source of asset liquidity. At June 30, 2011, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending December 31, 2011. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At June 30, 2011, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $75.0 million. Certificates of deposit scheduled to mature in one year totaled $195.0 million at June 30, 2011. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh.  The Company is required to pledge qualified collateral to access its full borrowing capacity which was $273.9 million at June 30, 2011.  As of June 30, 2011 and December 31, 2010, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both June 30, 2011 and December 31, 2010.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both June 30, 2011 and December 31, 2010.

Investment Securities Portfolio

At June 30, 2011, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and agency pooled trust preferred securities.  Available-for-sale securities totaled $162.2 million and $143.4 million as of June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, the portfolio had a net unrealized gain of $1.2 million and a net unrealized loss of $1.7 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $16.4 million at June 30, 2011.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

(Dollars in thousands)	June 30, 2011	December 31, 2010
Loans accruing, but past due 90 days or more	1,338	$-
Non-accrual loans	37,591	39,992
Total non-performing loans(1)	38,929	39,992
Other real estate owned	13,109	15,237
Total non-performing assets(1)	52,038	$55,229

Non-performing loans as a percentage of total loans, net of unearned income(1)	6.09%	6.45%
Non-performing assets as a percentage of total assets	5.78%	6.30%

(1)  Non-performing loans are comprised of (i) loans that are on non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $2.4 million to $37.6 million at June 30, 2011, from $40.0 million at December 31, 2010.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At June 30, 2011 and December 31, 2010, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $0 and $1.7 million at June 30, 2011 and December 31, 2010, respectively; and (ii) 60 to 89 days past due, at June 30, 2011 and December 31, 2010, in the aggregate principal amount of $9.8 million and $17.5 million, respectively.  The Company had $1.3 million of delinquent loans past due 90 days or more, but still accruing at June 30, 2011.  Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $2.1 million to $13.1 million at June 30, 2011 from $15.2 million at December 31, 2010 primarily due to write-downs of $1.1 million and proceeds from sales of $1.0 million recorded in the first six months of 2011.

At June 30, 2011, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2011 and 2010, and the twelve months ended December 31, 2010 is as follows:

(Dollars in thousands)	For the six months ended June 30, 2011	For the twelve months ended December 31, 2010	For the six months ended June 30, 2010
Balance at beginning of period	$11,444	$12,841	$12,841
Charge-offs:
Commercial	1,404	19,126	19,036
Consumer	31	42	42
Total charge-offs	1,435	19,168	19,078
Recoveries:
Commercial	11	1,168	263
Consumer	38	3	-
Total recoveries	49	1,171	263
Net charge-offs	1,386	17,997	18,815
Provision for loan losses	5,050	16,600	16,250
Balance at end of period	$15,108	$11,444	$10,276

Average loans outstanding(1)	$632,994	$659,882	$681,857

As a percent of average loans:(1)
Net charge-offs	0.44%	2.73%	5.56%
Provision for loan losses	1.61%	2.52%	4.81%
Allowance for loan losses	2.39%	1.73%	1.51%

Allowance for loan losses to:
Total loans, net of unearned income	2.36%	1.84%	1.54%
Total non-performing loans	38.81%	28.62%	19.83%

(1) Includes non-accruing loans.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) increased to 38.8% at June 30, 2011, compared to 28.6% at December 31, 2010 and 19.8% at June 30, 2010.  The increase in the coverage ratio during the six month period ending June 30, 2011 was primarily due to the higher level of charge-offs during 2010.  $19.1 million in charge-offs were recorded for the year ended December 31, 2010 compared to $1.4 million for the six months ended June 30, 2011.  Total non-performing loans were $38.9 million and $40.0 million at June 30, 2011 and December 31, 2010, respectively.

Non-performing loans reached a peak during the second quarter of 2010 as a result of the challenging economic environment, which caused an increase in loan delinquencies and a significant decline in collateral values mainly impacting our commercial real estate loan portfolio.  The increase in charge-offs was a result of economic events that transpired during the year ended December 31, 2010 which were identified by our credit monitoring process.  This process assesses the ultimate collectability of an outstanding loan balance from all potential sources.  When a loan or portfolio of a loan is determined to be uncollectible it is charged-off against the allowance for loan losses.

The Company evaluates loans for impairment and potential charge-offs on a quarterly basis.  Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under generally accepted accounting principles (GAAP) on impaired loans to determine if a deficiency exists.  We will first evaluate the primary repayment source.  If the primary repayment source is seriously inadequate and unlikely to repay the debt, we will then look to the secondary and/or tertiary repayment sources.  Secondary sources are conservatively reviewed for liquidation values.  Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90 day delinquency mark unless they are well secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $26.9 million at June 30, 2011 compared to $27.7 million at December 31, 2010.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the six months ended June 30, 2011, there have been no changes made to this policy.

Recent Accounting Pronouncements

ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income.  The FASB has issued this ASU to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.

The Update prohibits the presentation of the components of comprehensive income in the statement of stockholders' equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income.  Under previous GAAP, all three presentations were acceptable.  Regardless of the presentation selected, the Company is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

The effective date of ASU 2011-05 differs for public and nonpublic companies.  For public companies, the Update is effective for fiscal years and interim periods beginning after December 31, 2011.  For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

ASU 2011-04
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The FASB has issued this ASU to amend ASC Topic 820, Fair Value Measurements, in order to bring U.S. GAAP for fair value measurements in line with International Accounting Standards.

The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders' equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.

The Update also creates an exception to Topic 820 for entities, which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction.  The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy.

Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as:  disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes.

The effective date of ASU 2011-04 differs for public and nonpublic companies.  For public companies, the Update is effective for interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the Update is effective for annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2011) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2011.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and below.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed except for those noted below. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are subject to numerous governmental regulations and to comprehensive examination and supervision by regulators, which could have an adverse impact on our operations and could restrict the scope of our operations.

Both the Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, FDIC and the Pennsylvania Department of Banking.  We are subject to federal and state regulations governing virtually all aspects of our activities, including lines of business, capital, liquidity, investments, payment of dividends, and others.  Regulations that apply to us are generally intended to provide protection for depositors and customers rather than for investors.

We are also subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.  In response to our May 2009 examination, Republic and its board entered into an informal agreement with the FDIC and the Pennsylvania Department of Banking to enhance a variety of Republic’s policies, procedures and processes regarding asset quality, earnings and loan concentrations. As a result of our June 2010 examination we entered into a revised informal agreement which contains many of the same provisions of the prior agreement with the addition of a limitation on branch expansion, regulatory approval in advance of dividend payments from Republic to the Company, and increased minimum capital ratios. We have implemented a number of changes to Republic’s policies, procedures and processes, which management believes address most of the issues raised in the revised informal agreement.  A failure to have adequate procedures to comply with regulatory requirements could expose us to a formal enforcement action that may result in damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

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

REPUBLIC FIRST BANCORP, INC.

Date: August 9, 2011	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 9, 2011	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)