Form 10-Q
period 2011-09-30
REPUBLIC FIRST BANCORP INC
filed 2011-11-14
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the quarterly period ended September 30, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of November 10, 2011

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$12,832	$6,146
Interest bearing deposits with banks	76,286	29,620
Federal funds sold	2,088	99
Cash and cash equivalents	91,206	35,865

Investment securities available for sale, at fair value	154,259	143,439
Investment securities held to maturity, at amortized cost (fair value of $145 and $157, respectively)	139	147
Restricted stock, at cost	5,594	6,501
Loans held for sale	1,390	—
Loans receivable (net of allowance for loan losses of $12,380 and $11,444, respectively)	621,256	608,911
Premises and equipment, net	23,906	25,496
Other real estate owned, net	13,988	15,237
Accrued interest receivable	3,101	3,119
Bank owned life insurance	12,661	12,555
Other assets	25,301	24,827
Total Assets	$952,801	$876,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$126,310	$128,578
Demand – interest bearing	98,293	66,283
Money market and savings	371,293	329,742
Time Deposits	237,393	233,127
Total Deposits	833,289	757,730
Accrued interest payable	1,238	953
Other liabilities	7,494	6,792
Subordinated debt	22,476	22,476
Total Liabilities	864,497	787,951

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of September 30, 2011 and December 31, 2010	265	265
Additional paid in capital	106,277	106,024
Accumulated deficit	(14,764)	(13,140)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	434	(1,095)
Total Shareholders’ Equity	88,304	88,146
Total Liabilities and Shareholders’ Equity	$952,801	$876,097

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on taxable loans	$8,408	$8,766	$24,857	$26,200
Interest and fees on tax-exempt loans	78	-	227	-
Interest and dividends on taxable investment securities	1,092	1,390	3,210	4,367
Interest and dividends on tax-exempt investment securities	114	111	341	333
Interest on federal funds sold and other interest-earning assets	34	4	82	40
Total interest income	9,726	10,271	28,717	30,940
Interest expense:
Demand- interest bearing	159	119	425	326
Money market and savings	868	839	2,527	2,801
Time deposits	781	1,099	2,327	3,743
Other borrowings	279	293	853	1,229
Total interest expense	2,087	2,350	6,132	8,099
Net interest income	7,639	7,921	22,585	22,841
Provision for loan losses	616	700	5,666	16,950
Net interest income after provision for loan losses	7,023	7,221	16,919	5,891
Non-interest income:
Loan advisory and servicing fees	137	146	293	299
Gain on sales of SBA loans	1,983	-	4,337	-
Service fees on deposit accounts	216	296	586	829
Gain on sale of investment securities	640	-	640	-
Other-than-temporary impairment losses	(45)	155	(49)	(673)
Portion recognized in other comprehensive income (before taxes)	5	(155)	7	301
Net impairment loss on investment securities	(40)	-	(42)	(372)
Gain on sale of other real estate owned	-	-	-	246
Bank owned life insurance income	40	44	106	146
Other non-interest income	979	35	1,238	102
Total non-interest income	3,955	521	7,158	1,250
Non-interest expenses:
Salaries and employee benefits	4,135	3,192	11,280	9,110
Occupancy	850	751	2,494	3,247
Depreciation and amortization	527	529	1,588	1,497
Legal	400	476	1,274	1,429
Other real estate owned	315	165	1,739	1,117
Advertising	70	104	260	199
Data processing	347	196	865	649
Insurance	200	209	637	744
Professional fees	383	477	1,271	1,367
Regulatory assessments and costs	507	530	1,550	1,603
Taxes, other	261	238	706	681
Other operating expenses	1,110	851	3,444	2,433
Total non-interest expense	9,105	7,718	27,108	24,076
Income (loss) before provision (benefit) for income taxes	1,873	24	(3,031)	(16,935)
Provision (benefit) for income taxes	509	(44)	(1,407)	(6,086)
Net income (loss)	$1,364	$68	$(1,624)	$(10,849)
Net income (loss) per share:
Basic	$0.05	$-	$(0.06)	$(0.67)
Diluted	$0.05	$-	$(0.06)	$(0.67)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,624)	$(10,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,666	16,950
Writedown of other real estate owned	1,252	885
Gain on sale of other real estate owned	-	(246)
Depreciation and amortization	1,588	1,497
Share based compensation	253	198
Gain on sale of investment securities	(640)	-
Impairment charges on investment securities	42	372
Amortization of premiums/(discounts) on investment securities	45	43
Proceeds from sales of SBA loans	47,046	-
SBA loans originated for sale	(44,099)	-
Gains on sales of SBA loans originated for sale	(4,337)	-
Increase in value of bank owned life insurance	(106)	(146)
Increase in accrued interest receivable and other assets	(831)	(2,248)
Increase in accrued interest payable and other liabilities	987	878
Net cash provided by operating activities	5,242	7,334

Cash flows from investing activities:
Purchase of investment securities available for sale	(55,466)	-
Proceeds from the maturity or call of securities available for sale	47,569	38,159
Proceeds from the maturity or call of securities held to maturity	8	8
Proceeds from redemption of FHLB stock	907	-
Net (increase) decrease in loans	(19,024)	38,293
Net proceeds from sale of other real estate owned	1,010	2,988
Premises and equipment expenditures	(464)	(2,543)
Net cash (used in) provided by investing activities	(25,460)	76,905

Cash flows from financing activities:
Net proceeds from stock offering	-	28,812
Net stock purchases for deferred compensation plans	-	(100)
Net increase in demand, money market and savings deposits	71,293	3,850
Net increase (decrease) in time deposits	4,266	(61,610)
Net decrease in other borrowings	-	(25,000)
Net cash provided by (used in) financing activities	75,559	(54,048)

Net increase in cash and cash equivalents	55,341	30,191
Cash and cash equivalents, beginning of year	35,865	55,618
Cash and cash equivalents, end of year	$91,206	$85,809

Supplemental disclosures:
Interest paid	$5,847	$7,895
Non-cash transfers from loans to other real estate owned	1,013	663

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share data)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146
Net loss			(1,624)				(1,624)
Other comprehensive gain, net of tax:
Unrealized gain on securities (pre-tax $2,343)						1,502	1,502
Reclassification adjustment for impairment charge (pre-tax $42)						27	27
							1,529
Total comprehensive loss							(95)
Stock based compensation		253					253
BALANCE, SEPTEMBER 30, 2011	$265	$106,277	$(14,764)	$(3,099)	$(809)	$434	$88,304

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264
Net loss			(10,849)				(10,849)
Other comprehensive gain, net of tax:
Unrealized gain on securities (pre-tax $2,493)						1,598	1,598
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							1,836
Total comprehensive loss							(9,013)
Shares issued under common stock offering (15,412,350 shares)	154	28,658					28,812
Stock based compensation	-	198					198
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
BALANCE, SEPTEMBER 30, 2010	$265	$105,942	$(13,299)	$(3,099)	$(809)	$1,161	$90,161

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

The Division of Corporate Finance at the U.S. Securities and Exchange Commission (“SEC”) selectively reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with applicable accounting and disclosure requirements.  As a result of this process the Company has received a comment letter from the SEC questioning the realizability of its deferred tax asset and the lack of a related valuation reserve. The Company has asked the SEC to reconsider its view related to the deferred tax asset and at this time the matter remains unresolved.

Stock-Based Compensation

The Company maintains the Amendment and Restatement No. 3 of the Stock Option Plan and Restricted Stock Plan of Republic First Bancorp, Inc. (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of September 30, 2011, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes a Black-Scholes option pricing model to determine the fair market value of stock options.  In 2011, the following assumptions were utilized:  a dividend yield of 0%; expected volatility of 49.11%; a risk-free interest rate of 2.84%; and an expected life of 7.0 years. In 2010, the following assumptions were utilized: a dividend yield of 0%; expected volatility of 33.67% to 37.37%; a risk-free interest rate of 2.06% to 3.46%; and an expected life of 7.0 years.  A dividend yield of 0% is utilized, because cash dividends have never been paid.  The expected life reflects a combination of a 3 to 4 year “all or nothing” vesting period, the maximum ten-year term and review of historical behavior.  The volatility was based on Bloomberg’s seven-year volatility calculation for “FRBK” stock.  The risk-free interest rate is based on the seven year Treasury bond.  During the nine months ended September 30, 2011, 53,500 options vested.  No options vested during the nine months ended September 30, 2010.  Expense is recognized ratably over the period required to vest.  There were 445,350 unvested options at January 1, 2011 with a fair value of $1,158,861 with $531,757 of that amount remaining to be recognized as expense.  At September 30, 2011, there were 550,350 unvested options with a fair value of $1,231,597 with $554,517 of that amount remaining to be recognized as expense. At that date, the intrinsic value of the 785,893 options outstanding was $0, while the intrinsic value of the 235,543 exercisable (vested) options was $0.

Compensation expense of $85,000 and $253,000 was recognized during the three and nine months ended September 30, 2011, respectively. Compensation expense of $78,000 and $198,000 was recognized during the three and nine months ended September 30, 2010, respectively.  For each of these periods, a 35% assumed tax benefit for the Plan was utilized in making the calculations.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three and nine months ended September 30, 2011 and 2010, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted earnings per share:
Net income/(loss)	$1,364	$68	$(1,624)	$(10,849)

Weighted average shares outstanding	25,871	25,871	25,871	16,109

Net income (loss) per share – basic and diluted	$0.05	$-	$(0.06)	$(0.67)

Recent Accounting Pronouncements

ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income.  The FASB has issued this ASU to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.

The Update prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income.  Under previous GAAP, all three presentations were acceptable.  Regardless of the presentation selected, the Company is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

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

The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.

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

Note 5:  Comprehensive Income / (Loss)

Total comprehensive income (loss), which for the Company included net income (loss) and changes in unrealized gains and losses on the Company’s available for sale securities, was $1.1 million and $610,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, total comprehensive loss was $95,000 and $9.0 million, respectively.

Note 6:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
	Investment Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$113,287	$3,848	$-	$117,135
Municipal securities	10,794	362	(473)	10,683
Corporate bonds	22,995	-	(110)	22,885
Pooled Trust Preferred Securities	6,375	-	(2,954)	3,421
Other securities	131	4		135
Total	$153,582	$4,214	$(3,537)	$154,259

	September 30, 2011
	Investment Securities Held to Maturity
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$2	$-	$-	$2
Other securities	137	6	-	143
Total	$139	$6	$-	$145

	December 31, 2010
	Investment Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$125,011	$2,784	$(133)	$127,662
Municipal securities	10,589	36	(1,415)	9,210
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	6,417	-	(2,967)	3,450
Other securities	131	2	(16)	117
Total	$145,148	$2,822	$(4,531)	$143,439

	December 31, 2010
	Investment Securities Held to Maturity
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$2	$-	$-	$2
Other securities	145	10	-	155
Total	$147	$10	$-	$157

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2011 is as follows:

	September 30, 2011
	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$8	$8	$75	$77
After 1 year to 5 years	86,377	88,669	44	48
After 5 years to 10 years	54,502	52,708	-	-
After 10 years	12,695	12,874	-	-
No stated maturity	-	-	20	20
Total	$153,582	$154,259	$139	$145

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of September 30, 2011 and December 31, 2010, the mortgage-backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage-backed securities held in the investment securities portfolio as of those dates. The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of September 30, 2011 and December 31, 2010.  In addition, the Company does not hold any privately issued CMO’s as of September 30, 2011 and December 31, 2010.

In instances when a determination is made that an OTTI exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, changes the presentation and amount of the OTTI recognized in the income statement.  The OTTI is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors.  The amount of the total OTTI related to other factors is recognized in other comprehensive income.  In accordance with the updated guidance under ASC 320-10, the Company recorded impairment charges (credit losses) on bank pooled trust preferred securities for the three and nine months ended September 30, 2011 of $40,000 and $42,000, respectively, which was due to the default of a bank in one of the securities.  The Company realized gross losses due to impairment charges on pooled trust preferred securities of $0 and $372,000 for the three and nine months ended September 30, 2010, respectively.

The Company realized gross gains on the sale of securities of $640,000 during the three and nine months ended September 30, 2011.  The tax provision applicable to these gross gains in 2011 amounted to approximately $225,000.  No securities were sold during the three and nine months ended September 30, 2010.

The following table shows the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At September 30, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$-	$-	$30	$-	$30	$-
Municipal securities	-	-	4,147	473	4,147	473
Corporate bonds	14,885	110	-	-	14,885	110
Trust Preferred Securities	-	-	3,431	2,954	3,431	2,954
Total	$14,885	$110	$7,608	$3,427	$22,493	$3,537

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$17,599	$133	$31	$-	$17,630	$133
Municipal securities	5,288	398	3,599	1,017	8,887	1,415
Trust Preferred Securities	-	-	3,450	2,967	3,450	2,967
Other securities	-	-	74	16	74	16
Total	$22,887	$531	$7,154	$4,000	$30,041	$4,531

The impairment of the investment portfolio totaled $3.5 million with a total fair value of $22.5 million at September 30, 2011.  The unrealized loss for the Bank’s pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at September 30, 2011.

The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is also considered temporary.  At September 30, 2011, the investment portfolio included twenty-five municipal securities with a total market value of $10.7 million.  These securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in the state of California where thirteen municipal securities had a market value of $5.3 million.  As of September 30, 2011, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Note 7:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Commercial real estate	$393,652	$374,935
Construction and land development	52,681	73,795
Commercial and industrial	79,162	78,428
Owner occupied real estate	88,677	70,833
Consumer and other	16,636	17,808
Residential mortgage	3,175	5,026
Total loans receivable	633,983	620,825

Deferred costs (fees)	(347)	(470)
Allowance for loan losses	(12,380)	(11,444)
Net loans receivable	$621,256	$608,911

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of September 30, 2011, management identified one troubled debt restructuring in the loan portfolio in the amount of $2.5 million.  No troubled debt restructurings were identified as of December 31, 2010.

The following table presents the Company’s impaired loans at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Impaired loans without a valuation allowance	$50,267	$72,908
Impaired loans with a valuation allowance	20,965	14,206
Total impaired loans	$71,232	$87,114

Valuation allowance related to impaired loans	$3,359	$2,786
Total nonaccrual loans	32,006	39,992
Total loans past-due ninety days or more and still accruing	-	-

Impaired loans with a valuation allowance increased from $14.2 million at December 31, 2010 to $21.0 million at September 30, 2011.  The increase was primarily due to valuation allowances, which were recorded during the nine month period ending September 30, 2011 for impaired loans which previously did not have a valuation allowance as of December 31, 2010.  The valuation allowances recorded for these impaired loans were primarily driven by updated appraisals of collateral received during the nine month period ending September 30, 2011.  Management determined that these valuation allowances did not have to be immediately charged off during this time period.  Total impaired loans decreased by $15.9 million to $71.2 million at September 30, 2011 compared to $87.1 million at December 31, 2010.  This decrease was mainly driven by upgrades to loans previously categorized as impaired as a result of improved financial performance and strength of the borrowers.  The valuation allowance related to impaired loans increased from $2.8 million at December 31, 2010 to $3.4 million at September 30, 2011.

As of September 30, 2011 and December 31, 2010, the average recorded investment in impaired loans was approximately $78.8 million and $100.3 million, respectively.  The Company earned $1.6 million and $2.7 million of interest income on impaired loans (internally classified as accruing loans) for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  The Company recognized interest income on a cash basis on impaired loans of  $1.7 million and $2.9 million during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial real estate	$27,518	$32,738	$-	$31,140	$822
Construction and land development	18,767	33,022	-	17,328	144
Commercial and industrial	1,926	1,926	-	3,083	80
Owner occupied real estate	1,301	1,301	-	1,710	28
Consumer and other	755	985	-	709	-
Total	$50,267	$69,972	$-	$53,970	$1,074

With an allowance recorded:

Commercial real estate	$14,476	$14,476	$2,015	$12,901	$411
Construction and land development	656	656	442	5,545	25
Commercial and industrial	4,039	6,509	583	3,784	16
Owner occupied real estate	1,794	1,794	319	2,610	96
Total	$20,965	$23,435	$3,359	$24,840	$548

Total:

Commercial real estate	$41,994	$47,214	$2,015	$44,041	$1,233
Construction and land development	19,423	33,678	442	22,873	169
Commercial and industrial	5,965	8,435	583	6,867	96
Owner occupied real estate	3,095	3,095	319	4,320	124
Consumer and other	755	985	-	709	-
Total	$71,232	$93,407	$3,359	$78,810	$1,622

	At December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial real estate	$40,840	$46,119	$-	$43,144	$1,341
Construction and land development	22,802	35,042	-	32,061	291
Commercial and industrial	6,482	7,992	-	7,040	160
Owner occupied real estate	2,278	2,278	-	2,370	132
Consumer and other	506	684	-	536	6
Total	$72,908	$92,115	$-	$85,151	$1,930

With an allowance recorded:

Commercial real estate	$7,683	$7,872	$1,937	$7,882	$422
Construction and land development	2,289	2,440	45	2,602	23
Commercial and industrial	798	798	287	809	26
Owner occupied real estate	3,436	3,436	517	3,832	267
Total	$14,206	$14,546	$2,786	$15,125	$738

Total:

Commercial real estate	$48,523	$53,991	$1,937	$51,026	$1,763
Construction and land development	25,091	37,482	45	34,663	314
Commercial and industrial	7,280	8,790	287	7,849	186
Owner occupied real estate	5,714	5,714	517	6,202	399
Consumer and other	506	684	-	536	6
Total	$87,114	$106,661	$2,786	$100,276	$2,668

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $1.6 million and $2.4 million, for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

The following is an analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2011 and year ended December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Balance at beginning of year	$11,444	$12,841

Provision for loan losses	5,666	16,600
Recoveries of loans previously charged off	50	1,171
Loan charge-offs	(4,780)	(19,168)
Balance at end of period	$12,380	$11,444

The following provides the ending balances of the allowance for credit losses and loan receivables by loan portfolio class as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
	Allowance for Credit Losses

(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
Three Months Ended September 30, 2011:
Beginning balance:	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108
Charge-offs	(1,062)	(1,305)	(975)	-	(3)	-	-	(3,345)
Recoveries	-	-	-	-	1	-	-	1
Provisions	99	460	-	93	(8)	(10)	(18)	616
Ending balance	$7,683	$974	$1,754	$1,689	$114	$23	$143	$12,380

Nine Months Ended September 30, 2011:
Beginning balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(2,096)	(1,675)	(975)	-	(34)	-	-	(4,780)
Recoveries	9	2	-	-	39	-	-	50
Provisions	2,527	1,810	1,286	114	(21)	(18)	(32)	5,666
Ending balance	$7,683	$974	$1,754	$1,689	$114	$23	$143	$12,380

Ending balance: individually evaluated for impairment	$2,015	$442	$583	$319	$-	$-	$-	$3,359
Ending balance: collectively evaluated for impairment	$5,668	$532	$1,171	$1,370	$114	$23	$143	$9,021
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At September 30, 2011
	Loans Receivable
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
Ending balance	$393,652	$52,681	$79,162	$88,677	$16,636	$3,175	$-	$633,983

Ending balance: individually evaluated for impairment	$41,994	$19,423	$5,965	$3,095	$755	$-	$-	$71,232
Ending balance: collectively evaluated for impairment	$351,658	$33,258	$73,197	$85,582	$15,881	$3,175	$-	$562,751
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2010
	Allowance for Credit Losses
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Ending balance	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444

Ending balance: individually evaluated for impairment	$1,937	$45	$287	$517	$-	$-	$-	$2,786
Ending balance: collectively evaluated for impairment	$5,306	$792	$1,156	$1,058	$130	$41	$175	$8,658
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2010
	Loans Receivable
(Dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Ending balance	$374,935	$73,795	$78,428	$70,833	$17,808	$5,026	$-	$620,825

Ending balance: individually evaluated for impairment	$48,523	$25,091	$7,280	$5,714	$506	$-	$-	$87,114
Ending balance: collectively evaluated for impairment	$326,412	$48,704	$71,148	$65,119	$17,302	$5,026	$-	$533,711
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial real estate	$-	$7,588	$11,217	$18,805	$374,847	$393,652	$-
Construction and land development	-	413	15,718	16,131	36,550	52,681	-
Commercial and industrial	-	-	3,539	3,539	75,623	79,162	-
Owner occupied real estate	-	1,193	789	1,982	86,695	88,677	-
Consumer and other	-	12	743	755	15,881	16,636	-
Residential mortgage	-	-	-	-	3,175	3,175	-
Total	$-	$9,206	$32,006	$41,212	$592,771	$633,983	$-

	At December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

Commercial real estate	$1,249	$12,155	$14,955	$28,359	$346,576	$374,935	$-
Construction and land development	-	3,006	18,970	21,976	51,819	73,795	-
Commercial and industrial	251	-	4,500	4,751	73,677	78,428	-
Owner occupied real estate	-	2,179	1,061	3,240	67,593	70,833	-
Consumer and other	164	198	461	823	16,985	17,808	-
Residential mortgage	-	-	-	-	5,026	5,026	-
Total	$1,664	$17,538	$39,947	$59,149	$561,676	$620,825	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

	At September 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate	$336,292	$8,346	$49,014	$-	$393,652
Construction and land development	32,482	-	20,199	-	52,681
Commercial and industrial	69,217	2,766	7,179	-	79,162
Owner occupied real estate	82,270	275	6,132	-	88,677
Consumer and other	15,411	213	1,012	-	16,636
Residential mortgage	3,175	-	-	-	3,175
Total	$538,847	$11,600	$83,536	$-	$633,983

	At December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial real estate	$299,916	$18,531	$56,488	$-	$374,935
Construction and land development	36,775	-	37,020	-	73,795
Commercial and industrial	65,361	2,794	10,273	-	78,428
Owner occupied real estate	60,849	3,923	6,061	-	70,833
Consumer and other	16,977	-	831	-	17,808
Residential mortgage	5,026	-	-	-	5,026
Total	$484,904	$25,248	$110,673	$-	$620,825

The following table shows non-accrual loans by class as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial real estate	$11,217	$14,955
Construction and land development	15,718	18,970
Commercial and industrial	3,539	4,500
Owner occupied real estate	789	1,061
Consumer and other	743	506
Residential mortgage	-	-
Total	$32,006	$39,992

Troubled Debt Restructurings

      The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified one loan as a troubled debt restructuring for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying the reassessed receivable as a troubled debt restructuring, the Company also identified it as impaired under the guidance in ASC 310-10-35.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.

      The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2011 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial real estate	1	$ 2,563	$ 2,535

There were no troubled debt restructurings that subsequently defaulted.

      As indicated in the table above, the Company modified one commercial real estate loan during the nine months ended September 30, 2011.  As a result of the modified terms of the new loan, the Company accelerated the maturity date of the loan.  The effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The loan has also been converted to interest only payments for a period of time.  The loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 were as follows:

	At September 30, 2011
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$117,135	$-	$117,135	$-
Municipal securities	10,683	-	10,683	-
Corporate bonds	22,885	-	19,885	3,000
Pooled Trust Preferred Securities	3,421	-	-	3,421
Other securities	135	-	135	-
SBA servicing asset	938	-	-	938
Total fair value	$155,197	$-	$147,838	$7,359

	At December 31, 2010
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Backed Securities/CMOs	$127,662	$-	$127,662	$-
Municipal securities	9,210	-	9,210	-
Corporate bonds	3,000	-	-	3,000
Pooled Trust Preferred Securities	3,450	-	-	3,450
Other securities	117	-	117	-
Total fair value	$143,439	$-	$136,989	$6,450

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and the year ended December 31, 2010:

(Dollars in thousands)	At September 30, 2011
	Corporate Bonds	Pooled Trust Preferred Securities	SBA Servicing Asset	Total
Beginning Balance, January 1, 2011	$3,000	$3,450	$-	$6,450
Originations	-	-	952	952
Unrealized gains/(losses)	-	13	-	13
Amortization of servicing asset	-	-	(14)	(14)
Impairment charges	-	(42)	-	(42)
Ending Balance, September 30, 2011	$3,000	$3,421	$938	$7,359

(Dollars in thousands)	At December 31, 2010
	Corporate Bonds	Pooled Trust Preferred Securities	SBA Servicing Asset	Total
Beginning Balance, January 1, 2010	$-	$3,926	$-	$3,926
Transfers into Level 3	3,000	-	-	3,000
Unrealized gains/(losses)	-	(104)	-	(104)
Impairment charges	-	(372)	-	(372)
Ending Balance, December 31, 2010	$3,000	$3,450	$-	$6,450

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 were as follows:

	At September 30, 2011
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,606	$-	$-	$17,606
Other real estate owned	13,988	-	-	13,988
Total fair value	$31,594	$-	$-	$31,594

	At December 31, 2010
(Dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,420	$-	$-	$11,420
Other real estate owned	15,237	-	-	15,237
Total fair value	$26,657	$-	$-	$26,657

The recorded investment in impaired loans with a valuation allowance totaled $21.0 million at September 30, 2011 and $14.2 million at December 31, 2010.  The amounts of related valuation allowances were $3.4 million and $2.8 million, respectively, at September 30, 2011 and December 31, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2011 and December 31, 2010. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

Fair market valuation for each security was determined based on discounted cash flow analyses. ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rates used are LIBOR 3-month and 6-month forward-looking curves plus a range of 404 to 989 basis points. In addition, the cash flows are primarily dependent on the estimated speeds at which the bank pooled trust preferred securities are expected to prepay, the estimated rates at which the bank pooled trust preferred securities are expected to defer payments, the estimated rates at which the bank pooled trust preferred securities are expected to default, and the severity of the losses on securities which default. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

Also included in Level 3 investment securities classified as available for sale is a single-issue corporate bond transferred from Level 2 in 2010 since the bond is not actively traded. Impairment would depend on the repayment ability of the single underlying institution, which is supported by a detailed quarterly review of the institution’s financial statements.  The institution is a “well capitalized” institution under banking regulations and has recently demonstrated the ability to raise additional capital, when necessary, through the public capital market.

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

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At September 30, 2011, these assets were carried at current market value.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$91,206	$91,206	$35,865	$35,865
Investment securities available for sale	154,259	154,259	143,439	143,439
Investment securities held to maturity	139	145	147	157
Restricted stock	5,594	5,594	6,501	6,501
Loans held for sale	1,390	1,551	-	-
Loans receivable, net	621,256	621,291	608,911	611,813
Accrued interest receivable	3,101	3,101	3,119	3,119

Financial liabilities:
Deposits
Demand, savings and money market	$595,896	$595,896	$524,603	$524,603
Time	237,393	239,115	233,127	234,417
Subordinated debt	22,476	18,307	22,476	17,728
Accrued interest payable	1,238	1,238	953	953

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

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

Regulatory Reform and Legislation

Last year, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provisions of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

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

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Republic, will continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

The Company expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to its operations in order to comply, and could materially adversely affect its business, results of operations and financial condition.

Financial Condition

Assets

Total assets increased by $76.7 million to $952.8 million at September 30, 2011, compared to $876.1 million at December 31, 2010.  The increase was primarily driven by growth in deposits, which resulted in an increase in cash and cash equivalents of $55.3 million, a $10.8 million increase in investment securities, and the ability to fund net loan growth of $12.3 million.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets.  The aggregate amount in these three categories increased by $55.3 million, to $91.2 million at September 30, 2011, from $35.9 million at December 31, 2010.  This increase was caused by growth in deposit balances during the first nine months of 2011 combined with a conservative approach in investment strategy related to the Company’s securities portfolio.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”), which the Company usually originates with the intention of selling in the future.  During the first nine months of 2011, the Company originated SBA loans totaling $44.1 million and transferred the guaranteed portion of those loans totaling $42.7 million to the loans held for sale category.  Total SBA loans held for sale were $1.4 million at September 30, 2011.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $16.4 million at September 30, 2011.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $13.2 million, to $633.6 million at September 30, 2011, compared to $620.4 million at December 31, 2010 mainly as a result of new originations in the owner occupied real estate category.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and pooled trust preferred securities. Available-for-sale securities totaled $154.3 million at September 30, 2011, compared to $143.4 million at December 31, 2010.  The increase of $10.9 million was mainly attributable to the purchase of corporate bonds during the third quarter 2011, partially offset by the sale of CMO securities held in the investment portfolio.  At September 30, 2011, the portfolio had a net unrealized gain of $683,000 compared to a net unrealized loss of $1.7 million at December 31, 2010.

       Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At September 30, 2011 and December 31, 2010, securities held to maturity totaled $139,000 and $147,000, respectively.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of September 30, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock investments.  Beginning in October 2010, the FHLB of Pittsburgh started to repurchase portions of Republic’s outstanding restricted stock which was in excess of the minimum required investment.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.

At September 30, 2011 and December 31, 2010, the investment in FHLB of Pittsburgh stock totaled $5.5 million and $6.4 million, respectively.  At both September 30, 2011 and December 31, 2010, ACBB stock totaled $143,000.

Other Real Estate Owned

The balance of other real estate owned decreased by $1.2 million to $14.0 million at September 30, 2011 from $15.2 million at December 31, 2010 primarily due to write-downs of $1.3 million and proceeds from sales of $1.0 million recorded in the first nine months of 2011, partially offset by a transfer from non-performing loans of $1.1 million.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $75.6 million to $833.3 million at September 30, 2011 from $757.7 million at December 31, 2010 primarily as a result of the Company’s retail strategy, which focuses on relationship banking.  The most significant increases were recognized in the demand – interest bearing and money market categories.

Results of Operations

Three Months Ended September 30, 2011 Compared to September 30, 2010

The Company reported net income of $1.4 million, or $0.05 per share, for the three months ended September 30, 2011, compared to net income of $68,000, or $0.00 per share, for the three months ended September 30, 2010.  The increase in net income was primarily driven by an increase in non-interest income from $521,000 for the three months ended September 30, 2010 to $4.0 million for the three months ended September 30, 2011.

Net interest income for the three month period ended September 30, 2011 was $7.6 million, compared to $7.9 million for the three month period ended September 30, 2010.  Interest income decreased $545,000, or 5.3%, from $10.3 million for the three months ended September 30, 2010 to $9.7 million for the three months ended September 30, 2011, primarily due to a 33 basis point decrease in the yield on average interest earning assets.  Interest expense decreased $263,000, or 11.2%, from $2.4 million for the three months ended September 30, 2010 to $2.1 million for the three months ended September 30, 2011, due to a 14 basis point decrease in the rate on average interest-bearing deposits outstanding.  This decrease is the result of the Company’s continued focus on the gathering of low-cost core deposits.

Non-interest income increased $3.4 million to $4.0 million during the three months ended September 30, 2011 compared to $521,000 during the three months ended September 30, 2010 primarily due to gains recognized on the sale of SBA loans of $2.0 million during the third quarter of 2011, a settlement of $750,000 related to the resolution of a legal dispute, and a $640,000 gain on the sale of investment securities. Non-interest expenses increased $1.4 million to $9.1 million during the three months ended September 30, 2011 as compared to $7.7 million during the three months ended September 30, 2010 primarily due to expenses related to the origination and sale of SBA loans during the third quarter of 2011. Return on average assets and average equity from continuing operations were 0.58% and 6.17%, respectively, during the three months ended September 30, 2011 compared to 0.03% and 0.30%, respectively, for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 compared to September 30, 2010

The Company reported a net loss of $1.6 million, or $0.06 per share, for the nine months ended September 30, 2011, as compared to a net loss of $10.8 million, or $0.67 per share, for the nine months ended September 30, 2010.  The improved results are primarily due to the decrease in the provision for loan losses from $17.0 million during 2010 compared to $5.7 million in 2011 as credit quality continues to improve and the Company continues to successfully reduce the balance of impaired loans.

Net interest income for the nine months ended September 30, 2011 decreased $256,000 as compared to the nine months ended September 30, 2010.  During this same period, interest income decreased $2.2 million, or 7.2%, due to a $41.4 million decrease in average interest earning assets and interest expense decreased $2.0 million, or 24.3%, primarily due to a $50.9 million decrease in average interest bearing liabilities and a 21 basis point decrease in the rate on average interest-bearing deposits outstanding.

Non-interest income increased $5.9 million to $7.2 million during the nine months ended September 30, 2011 as compared to $1.3 million during the nine months ended September 30, 2010 primarily due to gains recognized on the sale of SBA loans during the nine months ended September 30, 2011. Non-interest expenses increased $3.0 million to $27.1 million during the nine months ended September 30, 2011 as compared to $24.1 million during the nine months ended September 30, 2010 primarily due to the addition of an SBA lending team during 2011. Return on average assets and average equity from continuing operations were (0.24)% and (2.48)%, respectively, during the nine months ended September 30, 2011 compared to (1.53)% and (18.89)%, respectively, for the nine months ended September 30, 2010.

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

Average Balances and Net Interest Income

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest Rate	Yield/ Rate(1)	Average Balance	Interest Rate	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$72,214	$34	0.19%	$15,888	$4	0.10%
Investment securities and restricted stock	151,120	1,268	3.36%	174,059	1,562	3.59%
Loans receivable	637,477	8,528	5.31%	653,618	8,766	5.32%
Total interest-earning assets	860,811	9,830	4.53%	843,565	10,332	4.86%
Other assets	71,649			78,405
Total assets	$932,460			$921,970

Interest-earning liabilities:
Demand – non-interest bearing	$120,443			$109,617
Demand – interest bearing	100,516	$159	0.63%	59,934	$119	0.79%
Money market & savings	347,727	868	0.99%	314,626	839	1.06%
Time deposits	245,083	781	1.26%	312,364	1,099	1.40%
Total deposits	813,769	1,808	0.88%	796,541	2,057	1.02%
Total interest-bearing deposits	693,326	1,808	1.03%	686,924	2,057	1.19%
Other borrowings	22,552	279	4.91%	26,511	293	4.38%
Total interest-bearing liabilities	715,878	2,087	1.16%	713,435	2,350	1.31%
Total deposits and other borrowings	836,321	2,087	0.99%	823,052	2,350	1.13%
Non interest-bearing other liabilities	8,468			9,068
Shareholders’ equity	87,671			89,850
Total liabilities and shareholders’ equity	$932,460			$921,970
Net interest income (2)		$7,743			$7,982
Net interest spread			3.37%			3.55%
Net interest margin (2)			3.57%			3.75%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $104,000 and $61,000 for the three months ended September 30, 2011 and 2010, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the Three Months Ended September 30, 2011 vs. 2010			For the Nine Months Ended September 30, 2011 vs. 2010
	Changes due to:			Changes due to:
(Dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$26	$4	$30	$45	$(3)	$42
Securities	(194)	(100)	(294)	(708)	(437)	(1,145)
Loans	(216)	(22)	(238)	(1,503)	509	(994)
Total interest-earning assets	$(384)	$(118)	$(502)	$(2,166)	$69	$(2,097)

Interest expense:
Deposits
Interest-bearing demand deposits	$(64)	$24	$(40)	$(146)	$47	$(99)
Money market and savings	(83)	54	(29)	(135)	409	274
Time deposits	214	104	318	781	635	1,416
Total deposit interest expense	67	182	249	500	1,091	1,591
Other borrowings	49	(35)	14	494	(118)	376
Total interest expense	116	147	263	994	973	1,967

Net interest income	$(268)	$29	$(239)	$(1,172)	$1,042	$(130)

Net Interest Income

The Company’s total tax equivalent interest income decreased $502,000, or 4.9%, to $9.8 million for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, primarily due to the $39.1 million reduction of loans and investment securities balances during the three months ended September 30, 2011. For the nine months ended September 30, 2011, total tax equivalent interest income decreased $2.1 million, or 6.7%, to $29.0 million for the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010, primarily due to the $41.4 million reduction of interest-earning asset balances during the nine month period ended September 30, 2011. Average loans receivable declined $16.1 million and $37.8 million during the three and nine months ended September 30, 2011, respectively, due to the effort to reduce exposure in the commercial real estate loan portfolio and decrease impaired loan balances.  Average investment securities declined $22.9 million and $29.2 million during the three and nine months ended September 30, 2011, respectively, due to calls and maturities of securities over the last twelve months, primarily in the agency bond and mortgage-backed security categories.

The Company’s total interest expense decreased $263,000, or 11.2%, to $2.1 million for the three months ended September 30, 2011 as compared to $2.4 million for the three months ended September 30, 2010.  Total interest expense for the nine months ended September 30, 2011 decreased $2.0 million, or 24.3%, to $6.1 million as compared to $8.1 million for the nine months ended September 30, 2010.  Average deposit balances increased $17.2 million for the three months ended September 30, 2011 reflecting the Company’s continued focus on the gathering of low cost core deposits.  Average deposit balances declined $37.5 million for the nine months ended September 30, 2011 as a result of the intentional reduction in volatile sources of funding, such as brokered and public fund certificates of deposit.  Average other borrowings decreased $4.0 million and $14.8 million for the three and nine months ended September 30, 2011, primarily as a result of the maturity of $25.0 million FHLB term borrowings in June 2010.  The average rate paid on interest-bearing liabilities decreased 15 and 27 basis points, respectively, to 1.16% for the three months ended September 30, 2011 and 1.18% for the nine months ended September 30, 2011.  Average time deposit balances declined $67.3 million and $84.0 million for the three and nine months ended September 30, 2011, respectively.  The maturity and rollover of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 14 basis points to 1.26% for the three months ended September 30, 2011 and 26 basis points to 1.24% for the nine months ended September 30, 2011.  The majority of the decrease in interest expense on deposits reflected the impact of the Company’s strategy to gather low-cost core deposits through relationship banking over the last twelve months.  Accordingly, rates on total interest-bearing deposits decreased 16 and 25 basis points, respectively, during the three and nine months ended September 30, 2011.

The tax equivalent net interest margin decreased by 18 basis points to 3.57% for the three months ended September 30, 2011, compared to 3.75% for the three months ended September 30, 2010 and the Company’s tax equivalent net interest income decreased $239,000, or 3.0%, to $7.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  For the nine months ended September 30, 2011, the tax equivalent net interest margin increased 16 basis points to 3.67%, compared to 3.51% for the nine months ended September 30, 2010 and the Company’s tax equivalent net interest income decreased $130,000, or 0.6%, to $22.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The provision for loan losses amounted to $616,000 for the three months ended September 30, 2011 compared to $700,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, the provision for loan losses amounted to $5.7 million and $17.0 million, respectively.

The reduction in the provision for loan losses for both the three and nine month periods ending September 30, 2011 compared to the three and nine month periods ending September 30, 2010 is reflective of the reduction in non-performing loan balances and improved credit quality trends.  The provision recorded during the third quarter of 2011 and nine months ended September 30, 2011 was driven by updated appraisals and financial data received during those period related to impaired loans that had been identified as substandard in prior periods.  All loans currently classified as impaired were originated prior to December 31, 2007.  For further analysis, please see “Credit Quality”.

Non-Interest Income

Total non-interest income increased by $3.4 million to $4.0 million for the three months ended September 30, 2011, compared to $521,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, total non-interest income increased $5.9 million to $7.2 million as compared to $1.3 million for the nine months ended September 30, 2010.  An experienced team of SBA lenders was hired by the company in January 2011.  The increases were primarily due to gains of $2.0 and $4.3 million recognized on the sale of SBA loans during the three and nine months ended September 30, 2011, respectively.  During the third quarter of 2011 there was a settlement of $750,000 related to the resolution of a legal dispute, and a $640,000 gain on the sale of investment securities from the available for sale portfolio.

Non-Interest Expenses

Total non-interest expenses increased $1.4 million to $9.1 million for the three months ended September 30, 2011, compared to $7.7 million for the three months ended September 30, 2010.  The increase in total non-interest expenses was primarily due to $847,000 in expenses related to the origination and sale of SBA loans.  This mainly includes salaries, benefits, occupancy and referral fees related to the SBA lending team.  For the nine months ended September 30, 2011, total non-interest expenses increased $3.0 million to $27.1 million, compared to $24.1 million for the nine months ended September 30, 2010, which was primarily due to expenses related to the origination and sale of SBA loans of $1.6 million as well as an increase of $622,000 in carrying costs and write-downs associated with other real estate owned.

Income Taxes

The benefit for income taxes decreased by $553,000 to a $509,000 provision for the three months ended September 30, 2011, compared to a $44,000 benefit for the three months ended September 30, 2010.  The benefit for income taxes decreased $4.7 million, to a $1.4 million benefit for the nine months ended September 30, 2011, compared to a $6.1 million benefit for the nine months ended September 30, 2010 primarily as a result of the decrease in the pre-tax loss. The effective tax rates for the three-month periods ended September 30, 2011 and 2010 were 27% and 185%, respectively, and for the nine months periods ended September 30, 2011 and 2010 were 46% and 36%, respectively.

The Company’s net deferred tax asset increased to $13.3 million at September 30, 2011 compared to $12.8 million at December 31, 2010. This increase was primarily driven by the benefit for income taxes recorded during the nine month period ending September 30, 2011. The $13.3 million net deferred tax asset as of September 30, 2011 is comprised of $5.2 million currently recognizable through net operating loss carry-forwards and $8.1 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a reduction in tax liabilities. The Company’s largest future reversal relates to its allowance for loan losses, which totaled $4.4 million as of September 30, 2011. The Company expects the full allowance driven component of its deferred tax asset to reverse in the future. The earliest period that the $5.2 million related to net operating loss carry-forwards will expire occurs in the year 2030, leaving over 19 years for recognition. As for the items related to temporary timing differences, the 20 year time period for realization of each respective item has not yet begun and would have to be triggered by a future event, prolonging the time period for recovery.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company.

The Company evaluates the realizability of the deferred tax asset based on history of earnings, expectations for future earnings and expected timing of the reversal of temporary differences. As of September 30, 2011, the Company concluded that it is more likely than not that the deferred tax asset would be realized in full and that a valuation allowance was not required.  In reaching this conclusion the Company carefully weighed both positive and negative evidence currently available. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income. If there are substantial, adverse economic developments that cause a deterioration of credit quality or profitability impacting the projection of future taxable income, the judgments made regarding the deferred tax asset may change. This could result in the recognition of a valuation allowance and additional income tax expense in the Consolidated Statement of Operations which would negatively impact earnings.  As noted in the financial statements, the Company has received a comment letter from the SEC questioning the realizability of its deferred tax asset and the lack of a related valuation reserve. The Company has asked the SEC to reconsider its view related to the deferred tax asset and at this time the matter remains unresolved.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $73.4 million and $62.0 million, and standby letters of credit of approximately $3.1 million and $3.6 million, at September 30, 2011 and December 31, 2010, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $73.4 million of commitments to extend credit at September 30, 2011 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at September 30, 2011, and December 31, 2010 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011:

Total risk based capital
Republic	$105,854	13.76%	61,553	8.00%	$76,941	10.00%
Company	107,892	13.97%	61,782	8.00%	-	-
Tier one risk based capital
Republic	96,202	12.50%	30,776	4.00%	46,165	6.00%
Company	98,205	12.72%	30,891	4.00%	-	-
Tier one leveraged capital
Republic	96,202	10.46%	36,787	4.00%	45,984	5.00%
Company	98,205	10.66%	36,840	4.00%	-	-

At December 31, 2010:

Total risk based capital
Republic	$97,570	13.51%	57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier one risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier one leveraged capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

       See Item 1A. Risk Factors in Part II on Form 10-Q for the quarter ended June 30, 2011 for additional information on capital regulatory ratios.

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2011.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.  See Item 1A. Risk Factors in Part II on Form 10-Q for the quarter ended June 30, 2011 for additional information on restrictions on dividends.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $91.2 million at September 30, 2011, compared to $35.9 million at December 31, 2010. Loan maturities and repayments are another source of asset liquidity. At September 30, 2011, Republic estimated that more than $50.0 million of loans would mature or repay in the six-month period ending March 31, 2012. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At September 30, 2011, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $76.5 million. Certificates of deposit scheduled to mature in one year totaled $165.4 million at September 30, 2011. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh.  The Company is required to pledge qualified collateral to access its full borrowing capacity which was $287.2 million at September 30, 2011.  As of September 30, 2011 and December 31, 2010, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both September 30, 2011 and December 31, 2010.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2011 and December 31, 2010.

Investment Securities Portfolio

At September 30, 2011, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and agency pooled trust preferred securities.  Available-for-sale securities totaled $154.3 million and $143.4 million as of September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, the portfolio had a net unrealized gain of $683,000 and a net unrealized loss of $1.7 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $16.4 million at September 30, 2011.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	32,006	39,992
Total non-performing loans(1)	32,006	39,992
Other real estate owned	13,988	15,237
Total non-performing assets(1)	$45,994	$55,229

Non-performing loans as a percentage of total loans, net of unearned income(1)	5.05%	6.45%
Non-performing assets as a percentage of total assets	4.83%	6.30%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis, (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $8.0 million, or 20%, to $32.0 million at September 30, 2011, from $40.0 million at December 31, 2010 as the Company continues to see results from its concentrated effort on the resolution of non-performing assets.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At September 30, 2011 and December 31, 2010, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $0 and $1.7 million at September 30, 2011 and December 31, 2010, respectively; and (ii) 60 to 89 days past due, at September 30, 2011 and December 31, 2010, in the aggregate principal amount of $9.2 million and $17.5 million, respectively.  The Company had no delinquent loans past due 90 days or more, but still accruing at September 30, 2011.  Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $1.2 million to $14.0 million at September 30, 2011 from $15.2 million at December 31, 2010 primarily due to write-downs of $1.3 million during the period.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2011 and 2010, and the twelve months ended December 31, 2010 is as follows:

(Dollars in thousands)	For the nine months ended September 30, 2011	For the twelve months ended December 31, 2010	For the nine months ended September 30, 2010

Balance at beginning of period	$11,444	$12,841	$12,841
Charge offs:
Commercial	4,746	19,126	19,126
Consumer	34	42	42
Total charge offs	4,780	19,168	19,168
Recoveries:
Commercial	11	1,168	263
Consumer	39	3	3
Total recoveries	50	1,171	266
Net charge offs	4,730	17,997	18,902
Provision for loan losses	5,666	16,600	16,950
Balance at end of period	$12,380	$11,444	$10,889

Average loans outstanding(1)	$634,505	$659,882	$672,341

As a percent of average loans:(1)
Net charge offs	1.00%	2.73%	3.76%
Provision for loan losses	1.19%	2.52%	3.37%
Allowance for loan losses	1.95%	1.73%	1.62%

Allowance for loan losses to:
Total loans, net of unearned income	1.95%	1.84%	1.71%
Total non performing loans	38.68%	28.62%	22.53%

(1) Includes non-accruing loans.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) increased to 38.7% at September 30, 2011, compared to 28.6% at December 31, 2010 and 22.5% at September 30, 2010.  The increase in the coverage ratio during the nine month period ending September 30, 2011 was primarily due to the higher level of charge-offs recorded during 2010.  The decrease in charge-offs in 2011 is a result of the continued improvement in credit quality indicators combined with the reduction of impaired loans.  Total charge-offs of $19.2 million were recorded for the year ended December 31, 2010 compared to $4.8 million for the nine months ended September 30, 2011.  Total non-performing loans were $32.0 million and $40.0 million at September 30, 2011 and December 31, 2010, respectively.

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

Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $23.9 million at September 30, 2011 compared to $27.7 million at December 31, 2010.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine months ended September 30, 2011, there have been no changes made to this policy.

Recent Accounting Pronouncements

ASU 2011-05
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends FASB ASC Topic 220, Comprehensive Income.  The FASB has issued this ASU to facilitate the continued alignment of U.S. GAAP with International Accounting Standards.

The Update prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity.  Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income.  Under previous GAAP, all three presentations were acceptable.  Regardless of the presentation selected, the Company is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.

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

The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2011) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2011.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, “Item 1A. Risk Factors” in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011.  The risk factors in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and in the Company’s Form 10-Q for the fiscal quarter ended June 30, 2011 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Changes in Shareholders’ Equity or each of  the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.
*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 14, 2011	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2011	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)