Form 10-K
period 2011-12-31
REPUBLIC FIRST BANCORP INC
filed 2012-03-16
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $46,691,463 based on the last sale price on Nasdaq Global Market on June 30, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of March 15, 2012

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

PART I

Item 1:  Business

Throughout this Annual Report on Form 10-K, the registrant, Republic First Bancorp, Inc., is referred to as the “Company” or as “we,” “our” or “us”. The Company’s website address is www.myrepublicbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed by the Company with the United States Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K, risks and uncertainties can arise with changes in:

•	general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system;

•	the adequacy of our allowance for loan losses and our methodology for determining such allowance;

•	adverse changes in our loan portfolio and credit risk-related losses and expenses;

•	concentrations within our loan portfolio, including our exposure to commercial real estate loans, and to our primary service area;

•	changes in interest rates;

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s beliefs only as of the date hereof.  Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.  Significant factors which could have an adverse effect on the operations and future prospects of the Company are detailed in the “Risk Factors” section included under Item 1A of Part I of this Annual Report on Form 10-K.  Readers should carefully review the risk factors included in this Annual Report on Form 10-K and in other documents the Company files from time to time with the SEC.

General

Republic First Bancorp, Inc. was organized and incorporated under the laws of the Commonwealth of Pennsylvania in 1987 and is the holding company for Republic First Bank, which does business under the name Republic Bank, and we may refer to as Republic or the Bank.  Republic offers a variety of credit and depository banking services. Such services are offered to individuals and businesses primarily in the Greater Philadelphia and Southern New Jersey area through their offices and branches in Philadelphia, Montgomery, and Delaware Counties in Pennsylvania and Camden County, New Jersey.

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

Additionally, the Bank hired two experienced and former Commerce Bank regional market managers, Stephen McWilliams and Robert Worley.  Messrs. McWilliams and Worley focus on our commercial lending initiatives and lead the Bank’s lending efforts in the greater Philadelphia and Southern New Jersey area. They in turn have hired a number of experienced lenders with the same focus and the Bank has seen the results of these teams in many new opportunities for loan and deposit relationships.

We believe we have a strong management team, as well as adequate capital resources and liquidity to deal with current economic conditions and growth plans for the future.   In connection with the change in strategy to internally grow our distinct brand, in August 2010 we rebranded our stores to operate under the name, “Republic Bank,” the name under which the Bank was originally incorporated and under which it did business from 1988 until 1996.

During 2009 and 2010, we renovated, refurbished and remodeled most of our existing stores, making significant capital improvements, as part of our ongoing effort to adopt a more retail customer focus and attract additional retail business.  We have expanded customer services hours, enhanced our banking systems to better serve the retail customer and expand our retail product offerings.

On the lending side, we historically focused our efforts on business banking and commercial lending transactions, in particular commercial real estate loans.  We have restructured our loan portfolio and deemphasized origination of commercial real estate loans.  To further these efforts, we undertook detailed reviews of our more significant credit relationships with an emphasis on reducing exposure, enhanced our allowance for loan loss methodology, and committed to originate fewer commercial real estate loans in order to reduce credit concentrations in that loan category.

In December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced non-performing asset balances and significantly improved credit quality metrics.  We believe the loan sale represents the final step in completing the transformation of the Bank, which began back in 2008.

As of December 31, 2011, we had total assets of approximately $1.0 billion, total shareholders’ equity of approximately $64.9 million, total deposits of approximately $952.6 million and net loans receivable of approximately $577.4 million.

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

Competition

We face substantial competition from other financial institutions in our service area.  Competitors include Wells Fargo, Citizens, PNC, Sovereign, TD Bank and Bank of America, as well as local community banks.  In addition, we compete directly with savings banks, savings and loan associations, finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, commercial loans, mortgages and consumer loans, as well as other services.  Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits.  Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

Our legal lending limit to one borrower was approximately $16.4 million at December 31, 2011.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area. Several new banks with business strategies similar to ours have opened since we commenced operations.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area, and we anticipate a continued increase in competition in our market area.

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

Products and Services

 We offer a range of competitively priced banking products and services, including consumer and commercial deposit accounts, checking accounts, interest-bearing demand accounts, money market accounts, certificates of deposit, savings accounts, sweep accounts, lockbox services and individual retirement accounts (and other traditional banking services), secured and unsecured commercial loans, real estate loans, construction and land development loans, automobile loans, home improvement loans, mortgages, home equity and overdraft lines of credit, and other products.  We attempt to offer a high level of personalized service to both our retail and commercial customers.

In February 2011, we announced the launch of a Small Business Administration (“SBA”) lending group to provide much needed credit to small businesses throughout our service areas.  We hired two experienced lenders to lead our new SBA lending unit.  Arnold V. Horvath, Executive Vice-President, and Pamela Innis, Senior Vice-President, who are both former executives with Commerce Bank and most recently Metro Bank.

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, which enable us to provide our customers with access to ATMs worldwide. We currently have thirteen proprietary ATMs at branch locations and one additional proprietary ATM at a location in Southern New Jersey.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 58% of total loans outstanding at December 31, 2011.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Recent economic and financial conditions have adversely affected many of our borrowers.  To manage the challenges of this economic environment we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.

Although management continues to follow established underwriting policies and closely monitor loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  The majority of Republic’s loan portfolio is collateralized with real estate or other collateral, however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

We have been affected by the challenging conditions in the economy and financial markets.  Since mid-2008, like many other commercial lenders, we have experienced elevated levels of charge-offs and loan loss provisions and increased amounts of non-performing loans and other real estate owned. During 2009 we instituted a vigilant credit administration process where we touch and review a significant portion of our loan portfolio on a regular basis. The sale of commercial real estate loans and other real estate owned in December 2011 substantially improved asset quality for the Bank and immediately strengthened the balance sheet. We also believe that economic indicators in the markets that we serve are showing signs of improvement which will enable us to continue progress toward consistent and sustainable growth and profitability.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2012 and beyond as the national and local economies continue to recover.  Renovation and refurbishment of all existing store locations took place during 2009 and relocations of certain store locations are planned for the future as we began to direct more focus toward the retail customer experience. We anticipate pursuing additional de novo store opportunities in our primary service area in the future.  The opening of these stores is subject to regulatory approval.

Securities Portfolio

We also maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our board of directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2011 and 2010, approximately 75% and 85%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, and Federal Home Loan Bank (FHLB) securities.

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

We are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various federal and state consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.   In response to the current global financial crisis, the United States and other governments have taken unprecedented steps in efforts to stabilize the financial system, and may continue to do so.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.

• Source of Strength.  According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  The Dodd-Frank Act codifies the source-of-strength doctrine and expands upon the Federal Reserve policy, defining “source of strength” to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.”  As of January 2012, implementing regulations of the Dodd-Frank Act source of strength provision have not yet been promulgated.

• Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

• The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has broad rulemaking, supervisory and enforcement powers for a wide range of consumer protection laws applicable to banks with greater than $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the Bureau but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

• Corporate Governance.  The Dodd-Frank Act requires publicly traded companies to provide their shareholders with 1) a non-binding shareholder vote on executive compensation; 2) a non-binding shareholder vote on the frequency of such vote; 3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions; and 4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions.  Generally, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011, except with respect to “smaller reporting companies.”  “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.  We qualify as a smaller reporting company.

• Prohibition Against Charter Conversions of Troubled Institutions. Effective July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the depository institution seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

• Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

• Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”) amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state. The Interstate Banking Law permits mergers and branch purchase and assumption transactions, though states may “opt-out” of the merger and purchase and assumption provisions by enacting a law that specifically prohibits such interstate transactions.  States could also enact legislation to allow for de novo interstate branching by out of state banks.  The Dodd-Frank Act relaxes national branching requirements, allowing national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

• Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount to $250,000 for insured deposits, as well as extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

• Transactions with Affiliates.  Under federal law, we are subject to restrictions that limit certain types of transactions between Republic and its non-bank affiliates.  In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates.  Transactions between Republic and its nonbank affiliates are required to be on arms length terms.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and “affiliates,”  as well as an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

• Transactions with Insiders.  Under the Dodd-Frank Act, insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, if representing more than 10% of capital, approved by the institution’s board of directors.

• Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.  Together, the Dodd-Frank Act and the guidance on compensation may impact the current compensation policies at the Company.

• Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions.  All trust preferred securities, or TRUPs, issued by bank holding companies will be excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009.  TRUPS issued before May 19, 2010, by a bank holding company with at least $15 billion in assets as of December 31, 2009, will continue to qualify as Tier 1 capital until January 2013, at which time the treatment of TRUPS as Tier 1capital will be phased out over a 3 year period ending in January 2016.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to us are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $10.7 million of dividends payable plus an additional amount equal to its net profit for 2012, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2012 or in the future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

Deposit Insurance and Assessments

The deposits of Republic are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, Republic is also subject to FDIC insurance assessments.  Effective January 1, 2007, the FDIC revised its risk-based deposit insurance system by placing each depository institution in one of four risk categories based on capital levels and supervisory ratings.  The FDIC utilizes a risk-based assessment system to determine the assessment rates to be paid by insured institutions. Depending on the institution’s risk category, assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future as the deposit fund reaches certain milestones.  In 2011, the assessment ranged from 7 to 77.5 basis points of an institution’s deposits, depending on its risk category.   Because FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in Republic’s capital ratios, or a negative evaluation by the FDIC, as Republic’s primary federal banking regulator, may also increase Republic’s net funding costs and reduce its net income.

Additionally, in 2009, the FDIC adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009. The special assessment was collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 were collected.  The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009, was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013, will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised from $100,000 to $250,000 for most accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted a Temporary Liquidity Guarantee Program under which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, later extended to December 31, 2010, and certain senior unsecured debt issued between October 13, 2008, and June 30, 2009, later extended to October 31, 2009, by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012, or in certain cases, until December 31, 2012. Republic did opt out of the debt guarantee program, but did not opt out of the transaction account guarantee program. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest bearing transactions accounts until December 31, 2012.

The Dodd-Frank Act increased the minimum target deposit fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. Pursuant to a new Deposit Insurance Fund restoration plan, the FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act also changes the base of FDIC insurance assessments such that assessments will be based on average consolidated total assets less average tangible equity capital of a financial institution rather than its insured deposits. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

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

In addition to the risk-based capital guidelines, the Federal Reserve has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth. Both Republic and us are in compliance with these guidelines. The FDIC subjects Republic to similar capital requirements.

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

Future Legislative and Regulatory Developments

It is conceivable that compliance with current or future legislative and regulatory initiatives could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations, or financial condition.  Proposed legislation pending in Congress has the potential to effect a complex and sweeping overhaul of the financial services industry, impacting a variety of areas of financial services activities, including but not limited consumer protection, securities, corporate governance, and deposit insurance assessment methods.  Additionally, we have recently witnessed the introduction of a number of regulatory proposals that could substantially impact us and others in the financial services industry.  The extent of changes imposed by, and frequency of adoption of, any regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources.  The long-term impact of legislative and regulatory initiatives on our business practices and revenues will depend upon the successful implementation of our strategies, consumer behavior, and competitors’ responses to such initiatives, all of which are difficult to predict.  Additionally, we may pursue, through appropriate avenues, legislative and regulatory advocacy to provide our input on possible legislative and regulatory developments.

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

Employees

As of December 31, 2011, we had a total of 212 full-time equivalent employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $17.8 million at December 31, 2011.  Our allowance for loan losses was approximately $12.1 million at December 31, 2011.  Our loans between thirty and fifty-nine days delinquent totaled $9.7 million at December 31, 2011.

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

The determination of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses.  Our allowance for loan losses may not be adequate to absorb actual loan losses. If trends in the real estate markets were to deteriorate, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. As a result, we may have to make provisions for loan losses and charge off loans in the future, which could materially adversely affect our financial condition and results of operations.

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

We are required to make significant estimates and assumptions in the preparation of our financial statements, including our allowance for loan losses, and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments, impairment of restricted stock, and the realization of deferred income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely effected.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

During both 2011 and 2010, we recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of June 30, 2009.  This special assessment was collected on September 30, 2009.  For us, this represents an aggregate charge of approximately $0.4 million, which was recorded as a pre-tax charge during the second quarter of 2009.  The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.   Any such future assessments will decrease our earnings.

In November 2009, the FDIC also imposed a 13-quarter prepayment of FDIC premiums.  The prepayment will be used to offset future FDIC premiums beginning with the March 31, 2010 payment.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums.  Our expenses for the years ended December 31, 2011 and 2010 were significantly and adversely affected by these increased premiums.  These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

As of December 31, 2011, we had approximately $35.9 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2011 and December 31, 2010. There are no NOLs that could expire if not utilized for the year ending December 31, 2012.

Our assets as of December 31, 2011 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2011, the net deferred tax asset was approximately $4.0 million, compared to a balance of approximately $12.8 million at December 31, 2010. The decrease in net deferred tax asset resulted mainly from the recognition of a deferred tax asset valuation allowance of $14.9 million in 2011.

We regularly review our deferred tax assets for recoverability to determine whether it is more likely than not (i.e. likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2011.  As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, we did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show consistent and sustained profitability.  The valuation allowance had a negative impact on our 2011 earnings.  The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.

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

We are also subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our businesses.  In response to our May 2009 examination, Republic and its board entered into an informal agreement with the FDIC and the Pennsylvania Department of Banking to enhance a variety of Republic’s policies, procedures and processes regarding asset quality, earnings and loan concentrations. As a result of our June 2010 examination we entered into a revised informal agreement, which contains many of the same provisions of the prior agreement with the addition of a limitation on branch expansion, regulatory approval in advance of dividend payments from Republic to the Company, and increased minimum capital ratios.

We have taken steps to improve certain policies, procedures and processes related to asset quality, earnings and loan concentrations which management believes addresses most of the issues raised in the informal agreement. We have strengthened procedures to closely monitor and improve asset quality through the addition of experienced staff and the implementation of more stringent underwriting standards. A strategy has been implemented to reduce adversely classified assets and concentration levels in the commercial real estate loan portfolio. We have enhanced the methodology and documentation process for determining the adequacy of the Allowance for Loan Loss provision by expanding our risk rating scale and implementing more detailed and frequent reviews of problem loans.  We are also in the process of implementing a revised strategic plan which we expect will improve future earnings and strengthen our capital position. While we can not specifically quantify, we believe that these enhancements have had a positive effect on our operating performance and financial condition since implementation. A failure to have adequate procedures to comply with regulatory requirements could expose us to damages, fines and regulatory penalties, which could be significant, and could also injure our reputation with customers and others with whom we do business.

We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control.  New programs and proposals may subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2011, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.

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

       We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $5.2 million as of December 31, 2011.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice was provided.  In October 2010, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  In 2011, the FHLB of Pittsburgh continued to repurchase 5% of Republic’s total restricted stock outstanding on a quarterly basis.  Decisions regarding any future repurchases of restricted stock will be made on a quarterly basis.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely effected.

Our common stock is not insured by any governmental entity and, therefore, an investment in our common stock involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC or any other governmental entity, and is subject to investment risk, including possible loss.

There may be future sales of our common stock, which may materially and adversely affect the market price of our common stock.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2011, the average daily trading volume for our common stock was approximately 25,042 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our board of directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2011, we had $22.5 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2011, we cannot guarantee that we will not have any material weaknesses in the future.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently leases its headquarters, executive offices, and twelve store locations under various lease agreements that expire at various times.  The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements for further information regarding the leases. Management believes these facilities are adequate to meet the Company’s present and immediately foreseeable needs.  In addition, the Company owns two parcels of land on which new store locations are expected to be developed, subject to regulatory approvals and other factors.

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

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 15, 2012, there were approximately 2,000 recordholders of the Company’s common stock.  On March 15, 2012, the closing price of a share of common stock on Nasdaq Global Market was $1.99.

Quarter	High	Low
2011:
4th	$1.83	$1.13
3rd	$2.35	$1.50
2nd	$3.00	$2.01
1st	$3.27	$2.55

2010:
4th	$2.46	$1.89
3rd	$2.44	$1.62
2nd	$4.49	$1.75
1st	$5.30	$2.98

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2012.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.  For certain limitations on the Company’s ability to pay cash dividends and Republic’s ability to pay cash dividends to the Company, see “Supervision and Regulation” under Item 1:  Business.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

INCOME STATEMENT DATA
Total interest income	$38,273	$40,309	$43,470	$53,976	$68,346
Total interest expense	8,199	10,245	16,055	25,081	38,307
Net interest income	30,074	30,064	27,415	28,895	30,039
Provision for loan losses	15,966	16,600	14,200	7,499	1,590
Non-interest income	10,581	2,839	79	1,242	3,073
Non-interest expenses	41,200	33,067	30,959	23,887	21,364
Income (loss) before provision (benefit) for income taxes	(16,511)	(16,764)	(17,665)	(1,249)	10,158
Provision (benefit) for income taxes	8,191	(6,074)	(6,223)	(777)	3,273
Net income (loss)	$(24,702)	$(10,690)	$(11,442)	$(472)	$6,885

PER SHARE DATA
Basic earnings (loss) per share	$(0.95)	$(0.57)	$(1.07)	$(0.04)	$0.66
Diluted earnings (loss) per share	$(0.95)	$(0.57)	$(1.07)	$(0.04)	$0.65
Book value per share	$2.50	$3.39	$6.64	$7.46	$7.80

BALANCE SHEET DATA
Total assets	$1,047,353	$876,097	$1,008,642	$951,980	$1,016,308
Total loans, net	577,442	608,911	680,977	774,673	813,041
Total investment securities	179,784	150,087	192,395	90,066	90,299
Total deposits	952,611	757,730	882,894	739,167	780,855
FHLB & overnight advances	-	-	25,000	102,309	133,433
Subordinated debt	22,476	22,476	22,476	22,476	11,341
Total shareholders’ equity	64,851	88,146	70,264	79,327	80,467

PERFORMANCE RATIOS
Return on average assets	(2.68)%	(1.14)%	(1.22)%	(0.05)%	0.71%
Return on average shareholders’ equity	(28.68)%	(13.42)%	(15.32)%	(0.60)%	8.86%
Net interest margin	3.59%	3.50%	3.13%	3.28%	3.26%
Total non-interest expenses as a percentage of average assets	4.47%	3.52%	3.29%	2.54%	2.20%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	2.04%	1.84%	1.85%	1.07%	1.04%
Allowance for loan losses as a percentage of non-performing loans	106.52%	28.62%	49.32%	48.51%	38.19%
Non-performing loans as a percentage of total loans	1.92%	6.45%	3.75%	2.21%	2.71%
Non-performing assets as a percentage of total assets	1.70%	6.30%	3.93%	2.72%	2.55%
Net charge-offs as a percentage of average loans, net	2.44%	2.73%	1.33%	0.96%	0.14%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	9.34%	8.47%	7.94%	8.44%	8.01%
Leverage ratio	8.77%	11.01%	9.36%	11.14%	9.44%
Tier 1 capital to risk-weighted assets	11.81%	13.68%	11.89%	12.26%	10.07%
Total capital to risk-weighted assets	13.09%	14.93%	13.14%	13.26%	11.01%

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

Executive Summary

The highlights for the year ended December 31, 2011 are as follows:

•
Completed the transformation of our balance sheet through the sale of $59.0 million of distressed and impaired loans and foreclosed properties to a single investor, which substantially reduced non-performing asset balances and immediately improved credit quality metrics.

•
Asset quality trends improved for a sixth consecutive quarter.  Non-performing asset balances decreased significantly by $37.4 million, or 68%, to $17.8 million as of December 31, 2011 compared to $55.2 million as of December 31, 2010.

•	Non-performing asset and loan ratios improved significantly year over year.

	December 31, 2011	December 31, 2010
Non-Performing Loans/Total Loans	1.92%	6.45%
Non-Performing Assets/Total Assets	1.70%	6.30%
Loan Loss Reserve/Total Loans	2.04%	1.84%
Loan Loss Reserve/Non-Performing Loans	106.52%	28.62%
Non-Performing Assets/Capital and Reserves	23.13%	55.46%

•	Total assets increased to $1.0 billion as of December 31, 2011 compared to $876.1 million as of December 31, 2010, which represents growth of $171.3 million, or 20%.

•
Total deposits increased by $194.9 million, or 26%, to $952.6 million as of December 31, 2011 compared to $757.7 million as of December 31, 2010.  Core deposits grew by $83.5 million, or 12%, to a total of $785.2 million during the year ended December 31, 2011.

•	Capital levels remain strong with a Total Risk-Based Capital ratio of 13.09% and a Tier 1 Leverage Ratio of 8.77% at December 31, 2011.

•	The net interest margin increased to 3.59% for the year ended December 31, 2011 compared to 3.50% for the year ended December 31, 2010.

•
The SBA Lending Team hired in the beginning of the year established itself as a strong component of the Company’s operating results with the origination of $52 million in new loans during 2011.  The SBA department generated a net profit before tax of approximately $3.2 million in the current year.  This team is now ranked as the #1 SBA lender in New Jersey and the #39 lender in the nation based on the dollar volume of loan originations.

•
Non-interest income grew to $10.6 million for the year ended December 31, 2011 compared to $2.8 million for the year ended December 31, 2010.  This represents a year over year increase of $7.7 million, or 273%, primarily due to the gains recognized on the sale of SBA loans.

•	The Haddonfield store, which has been open for just over one year, increased its core deposits to $40 million as of December 31, 2011.

Critical Accounting Policies, Judgments and Estimates

In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies used in preparing the consolidated financial statements. These policies are described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other than temporary impairment of securities and deferred income taxes.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance consists of specific allowances for both impaired loans and all classified loans and a general allowance on the remainder of the portfolio. Although management determines the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

       Management also evaluates classified loans, which are not impaired. We segregate these loans by category and assign qualitative factors to each loan based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.  Classification of a loan within this category is based on identified weaknesses that increase the credit risk of the loan.

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

Results of Operations - for the year ended December 31, 2011 (2011) as compared to the year ended December 31, 2010 (2010)

Overview

We recorded a net loss of $24.7 million or $0.95 per diluted share for 2011 compared to a net loss of $10.7 million, or $0.57 per diluted share, for 2010.  The loss for 2011 was primarily driven by provisions and charge-offs in the amount of $14.4 million related to a bulk sale of distressed and impaired commercial real estate loans and foreclosed properties during the fourth quarter of 2011.  In addition, we also recorded a $14.9 million valuation allowance related to deferred tax assets.  Return on average assets and average equity was (2.68)% and (28.68)% respectively, for 2011 as compared to (1.14)% and (13.42)% respectively, for 2010.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency in 2011, 2010 and 2009, as Republic had tax-exempt income in those years.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$62,082	$145	0.23%	$31,313	$80	0.26%	$48,580	$118	0.24%
Investment securities and restricted stock	156,367	5,119	3.27%	175,074	6,176	3.53%	96,787	4,633	4.79%
Loans receivable	630,309	33,417	5.30%	659,882	34,293	5.20%	736,647	38,943	5.29%
Total interest-earning assets	848,758	38,681	4.56%	866,269	40,549	4.68%	882,014	43,694	4.95%
Other assets	73,053			73,961			58,106
Total assets	$921,811			$940,230			$940,120

Interest bearing liabilities:
Demand – non-interest bearing	$119,189			$116,895			$86,621
Demand – interest bearing	91,577	$590	0.64%	58,467	$427	0.73%	47,174	$310	0.66%
Money market & savings	345,885	3,457	1.00%	320,296	3,689	1.15%	281,621	5,258	1.87%
Time deposits	244,741	3,017	1.23%	320,194	4,621	1.44%	383,535	8,374	2.18%
Total deposits	801,392	7,064	0.88%	815,852	8,737	1.07%	798,951	13,942	1.75%
Total interest bearing deposits	682,203	7,064	1.04%	698,957	8,737	1.25%	712,330	13,942	1.96%
Other borrowings	24,831	1,135	4.57%	35,930	1,508	4.20%	57,454	2,113	3.68%
Total interest-bearing liabilities	707,034	8,199	1.16%	734,887	10,245	1.39%	769,784	16,055	2.09%
Total deposits and other borrowings	826,223	8,199	0.99%	851,782	10,245	1.20%	856,405	16,055	1.87%
Non-interest bearing other liabilities	9,472			8,781			9,031
Shareholders’ equity	86,116			79,667			74,684
Total liabilities and shareholder’s equity	$921,811			$940,230			$940,120

Net interest income(2)		$30,482			$30,304			$27,639
Net interest spread			3.40%			3.29%			2.86%
Net interest margin(2)			3.59%			3.50%			3.13%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $408, $240 and $224 in 2011, 2010 and 2009, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2011 vs. 2010			Year ended December 31, 2010 vs. 2009
	Changes due to			Changes due to
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned on:
Federal funds sold and other interest-earning assets	$72	$(7)	$65	$(46)	$8	$(38)
Securities	(612)	(445)	(1,057)	2,762	(1,219)	1,543
Loans	(1,568)	692	(876)	(4,011)	(639)	(4,650)
Total interest earning assets	$(2,108)	$240	$(1,868)	$(1,295)	$(1,850)	$(3,145)

Interest expense of:
Deposits:
Interest-bearing demand	$(213)	$50	$(163)	$(83)	$(34)	$(117)
Money market and savings	(256)	488	232	(451)	2,020	1,569
Time	930	674	1,604	847	2,906	3,753
Total deposit interest expense	461	1,212	1,673	313	4,892	5,205
Other borrowings	507	(134)	373	517	88	605
Total interest expense	968	1,078	2,046	830	4,980	5,810
Net interest income	$(1,140)	$1,318	$178	$(465)	$3,130	$2,665

Net Interest Income

Tax equivalent net interest margin increased 9 basis points to 3.59% during 2011, compared to 3.50% during 2010.

While yields on interest-bearing assets decreased 12 basis points to 4.56% in 2011 from 4.68% in 2010, the rates on total deposits and other borrowings decreased 21 basis points to 0.99% in 2011 from 1.20% in 2010. The decrease in yields on assets and rates on deposits/borrowings was due to decreases in both average loans and the average cost of deposits.

Tax equivalent net interest income increased $178,000, or 0.6%, to $30.5 million for 2011, as compared to $30.3 million for 2010. The increase in net interest income was due primarily to a 21 basis point decrease in the cost of interest-bearing deposits.  Average interest bearing liabilities amounted to $707.0 million for 2011 and $734.9 million for 2010, and the total interest expense decreased $2.0 million, or 20.0%, to $8.2 million for 2011, from $10.2 million in 2010, primarily the result of lowering our cost of funds on money market, savings and time deposits as a result of our retail focused, customer service strategy which includes the gathering of low-cost core deposits.

Total tax equivalent interest income decreased $1.9 million, or 4.6%, to $38.7 million for 2011, from $40.5 million for 2010.  Interest and fees on loans decreased $876,000, or 2.6%, to $33.4 million for 2011, from $34.3 million for 2010.  The decrease was due primarily to a $29.6 million decrease in average loans receivable due to our intentional effort to reduce exposure in the commercial real estate portfolio. Tax equivalent interest and dividends on investment securities decreased $1.1 million to $5.1 million for 2011, from $6.2 million for 2010, which is reflective of an $18.7 million decrease in average investment securities mainly driven by principal and interest payments received on our mortgage backed securities portfolio.

Total interest expense decreased $2.0 million, or 20.0%, to $8.2 million for 2011, from $10.2 million for 2010 as a result of our retail focused customer service strategy, which emphasizes the gathering of low-cost core deposits.  Interest-bearing liabilities averaged $707.0 million for 2011, versus $734.9 million for 2010, a decrease of $27.9 million.  Average deposit balances decreased $14.5 million and average other borrowings decreased $11.1 million.  The average rate paid on interest-bearing liabilities decreased 23 basis points to 1.16% for 2011.  Interest expense on time deposit balances decreased $1.6 million to $3.0 million in 2011 from $4.6 million in 2010, primarily due to both lower balances and lower rates.  Money market and savings interest expense decreased $232,000 to $3.5 million in 2011, from $3.7 million in 2010.   Accordingly, rates on total interest-bearing deposits decreased 21 basis points in 2011 compared to the comparable prior year period.

Interest expense on other borrowings decreased $373,000 to $1.1 million in 2011, primarily as a result of the maturity of $25.0 million of FHLB term borrowings in June 2010.  Average other borrowings, consisting mainly of the FHLB term borrowings, decreased $11.1 million, or 30.9%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities outstanding.  We intentionally reduced our dependence on short-term borrowings during 2011.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known losses and adequate to absorb estimated inherent losses in the portfolio. The provision for loan losses amounted to $16.0 million during 2011 compared to $16.6 million for the comparable prior year period.

The $16.0 million provision recorded in 2011 was primarily driven by $9.6 million of charge-offs taken in relation to a bulk sale of classified and non-performing commercial real estate loans that was closed during the fourth quarter of 2011.  This sale substantially reduced non-performing asset balances and immediately improved credit quality metrics.  The remainder of the provision recorded during 2011 was driven by updated appraisals of collateral associated with troubled loans, which were received earlier in the year.  Every non-performing asset included in the loan sale or remaining on our books, which has driven the loan loss provision recorded during 2011 and 2010, was originated prior to December 31, 2007.

Non-Interest Income

Total non-interest income increased to $10.6 million for 2011 compared to $2.8 million for 2010, primarily due to $5.3 million in gains recognized through the sale of SBA loans during 2011, which were originated by an experienced team of SBA lenders that joined the Company at the beginning of the year.  Non-interest income was also impacted by $2.8 million in legal settlements received during 2011, which were associated with lender liability lawsuits initiated in prior years.

Non-Interest Expenses

Total non-interest expenses increased $8.1 million, or 25% to $41.2 million for 2011 compared to $33.1 million for 2010 as a result of the disposition of foreclosed assets included in the loan sale combined with expenses related to the SBA lending team that joined the Company during 2011. Write downs and carrying costs associated with other real estate owned increased to $7.3 million in 2011, compared to $2.2 million in 2010.  Expenses related to the origination and sale of SBA loans amounted to $2.3 million in 2011.

Provision for Income Taxes

We recorded a provision for income taxes in the amount of  $8.2 million for the twelve month period ended December 31, 2011, compared to a benefit for income taxes of $6.1 million for the twelve month period ended December 31, 2010.  The provision for income taxes in 2011 included the recognition of a valuation allowance of $14.9 million against the deferred tax asset balance during the fourth quarter of 2011.  Excluding the impact of the deferred tax asset valuation allowance, we recorded a benefit for income taxes in the amount of $6.2 million in 2011.  The effective tax rate was 38% for 2011 and 36% for 2010.

Results of Operations - for the year ended December 31, 2010 (2010) as compared to the year ended December 31, 2009 (2009)

Overview

We had a net loss of $10.7 million or $0.57 per diluted share for 2010 as compared to a net loss of $11.4 million, or $1.07 per diluted share, for 2009.  Interest income decreased $3.2 million due to a decrease in average loans outstanding from $736.6 million at December 31, 2009 to $659.9 million at December 31, 2010.  The decrease was due to our intentional effort to reduce exposure in our CRE portfolio.  The decrease in interest income is more than offset by a decrease in interest expense of $5.8 million, which was primarily driven by a decrease in the cost of interest bearing deposits from 1.96% at December 31, 2009 to 1.25% at December 31, 2010 as we continued to focus on the gathering of low-cost core deposits.  The provision for loan losses increased to $16.6 million during 2010, as compared to $14.2 million for 2009, reflecting additional reserves on certain loans as a result of the impact of the current economic environment.  Non-interest income increased to $2.8 million in 2010 from $79,000 in 2009, primarily due to $1.7 million reduction in impairment charges on bank pooled trust preferred securities held in our investment portfolio and a $1.3 million gain on sale of investment securities.  Non-interest expenses increased $2.1 million to $33.1 million for 2010 as compared to $31.0 million for 2009, which was primarily due to $1.0 million of one-time charges related to the termination of the merger agreement with Metro Bancorp, Inc., as well as an increase of $355,000 in costs associated with other real estate owned and $444,000 in legal fees related to the work out of problem loans.  Return on average assets and average equity was (1.14)% and (13.42)% respectively, for 2010 as compared to (1.22)% and (15.32)% respectively, for 2009.

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

Tax equivalent net interest income increased $2.7 million, or 9.6%, to $30.3 million for 2010, as compared to $27.6 million for 2009. The increase in net interest income was due primarily to a 71 basis point decrease in the cost of interest-bearing deposits.  Average interest bearing liabilities amounted to $734.9 million for 2010 and $769.8 million for 2009, and the total interest expense decreased $5.8 million, or 36.2%, to $10.2 million for 2010, from $16.1 million in 2009, primarily the result of lowering our cost of funds on money market, savings and time deposits as a result of our retail focused, customer service strategy which includes the gathering of low-cost core deposits.

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

Total interest expense decreased $5.8 million, or 36.2%, to $10.2 million for 2010, from $16.1 million for 2009 as a result of our decision to reduce dependence on the more volatile sources of funding such as brokered and public fund certificates of deposit.  Interest-bearing liabilities averaged $734.9 million for 2010, versus $769.8 million for 2009, or a decrease of $34.9 million.  Average deposit balances increased $16.9 million, offset by a $21.5 million decrease in average other borrowings.  The average rate paid on interest-bearing liabilities decreased 70 basis points to 1.39% for 2010.  Interest expense on time deposit balances decreased $3.8 million to $4.6 million in 2010 from $8.4 million in 2009, primarily reflecting lower rates.  Money market and savings interest expense decreased $1.6 million to $3.7 million in 2010, from $5.3 million in 2009.   Accordingly, rates on total interest-bearing deposits decreased 71 basis points in 2010 compared to the comparable prior year period.

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

Non-Interest Expenses

Total non-interest expenses increased $2.1 million, or 6.8% to $33.1 million for 2010 compared to $31.0 million for 2009.  Occupancy expense increased to $4.0 million in 2010, compared to $3.1 million for 2009 primarily as a result of the write-off of future site development costs associated with the termination of the merger agreement with Metro Bancorp, Inc. in March 2010.  Legal fees increased to $1.9 million in 2010, compared to $1.2 million in 2009 mainly due to an increase in loan workouts as well as fees that were incurred as a result of the termination of the merger agreement with Metro Bancorp, Inc.  Other real estate expenses increased to $658,000 in 2010, compared to $303,000 in 2009, primarily due to an increase in property maintenance expenses on foreclosed properties.

Provision for Income Taxes

The benefit for income taxes generated by our net operating losses remained consistent at  $6.1 million for 2010, as compared to $6.2 million for 2009.  The effective tax rates in those periods were 35% and 35%, respectively.

Financial Condition

December 31, 2011 compared to December 31, 2010

Total assets increased $171.3 million to $1.0 billion at December 31, 2011, compared to $876.1 million at December 31, 2010. This increase was primarily driven by an increase in total deposits of $194.9 million.

Loans

The loan portfolio, which represents our largest asset, is our most significant source of interest income. Our lending strategy is to focus on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Total gross loans decreased $30.9 million, or 5.0%, to $589.5 million at December 31, 2011, versus $620.4 million at December 31, 2010. The decrease resulted from a fourth quarter sale of distressed and impaired commercial real estate loans to a single investor.  This decrease is reflective of our effort to transform and strengthen the balance sheet by substantially reducing non-performing asset balances and improving credit quality metrics.

Republic’s commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $16.4 million at December 31, 2011. Loans made to an individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. The aggregate amount of those relationships that exceeded $9.5 million at December 31, 2011, was $164.1 million. The $9.5 million threshold approximates 10% of total regulatory capital and reflects an additional internal monitoring guideline.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government Agency issued mortgage backed securities which include collateralized mortgage obligations (CMOs), corporate bonds, municipal securities and debt securities, which include bank pooled trust preferred securities.  Available-for-sale securities totaled $174.3 million at December 31, 2011, an increase of $30.9 million, or 21.5%, from year-end 2010, due primarily to purchases of corporate bonds during 2011.  At December 31, 2011, the portfolio had a net unrealized loss of $73,000, compared to a net unrealized loss of $1.7 million at December 31, 2010.

Investment securities considered held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At December 31, 2011, securities held to maturity totaled $140,000, which was comparable to the $147,000 at year-end 2010. At both dates, respective carrying values approximated market values.

Restricted Stock

Republic is required to maintain FHLB stock in proportion to its outstanding debt to FHLB.  When the debt is repaid, the purchase price of the stock is refunded.  At December 31, 2011 and 2010, FHLB stock totaled $5.2 million and $6.4 million, respectively.  The FHLB completed quarterly partial repurchases of excess capital stock during 2011.

Republic is also required to maintain stock in Atlantic Central Bankers Bank (“ACBB”) as a condition of a contingency line of credit.  At December 31, 2011 and 2010, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories increased by $195.1 million, to $231.0 million at December 31, 2011, from $35.9 million at December 31, 2010, reflecting a $188.1 million increase in interest-bearing deposits and a $7.1 million increase in cash and due from banks.  The substantial increase in cash was driven by deposit growth during 2011 combined with cash received from the loan sale.

Fixed Assets

Bank premises and equipment, net of accumulated depreciation, totaled $23.5 million at December 31, 2011, a decrease of $2.0 million from $25.5 million at December 31, 2010.  This decrease was mainly due to a limited amount of capital expenditures offset by $2.1 million in depreciation and amortization expense in 2011.

Other Real Estate Owned

 The balance of other real estate owned decreased to $6.5 million at December 31, 2011 from $15.2 million at December 31, 2010. The $8.7 million decrease was primarily driven by the sale of foreclosed assets included in the loan sale transaction, which closed during the fourth quarter of 2011.

Bank Owned Life Insurance

At December 31, 2011, the value of the insurance was $10.4 million, compared to $12.6 million at December 31, 2010.  The decrease was mainly due to a death benefit of $2.3 million received in the fourth quarter of 2011.

Other Assets

Other assets decreased by $10.0 million to $14.8 million at December 31, 2011, from $24.8 million at December 31, 2010, primarily due to a deferred tax asset valuation allowance of $14.9 million recorded during the fourth quarter of 2011, offset by a $5.5 million increase in the net deferred tax asset prior to the recognition of the valuation allowance.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from our market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $194.9 million to $952.6 million at December 31, 2011, from $757.7 million at December 31, 2010, as a result of the Company’s strategy that focuses on relationship banking.

Short-Term Borrowings and FHLB Advances

Republic had no FHLB advances outstanding as of December 31, 2011 and 2010. Republic also had no short-term borrowings (overnight) at December 31, 2011 or 2010 as we reduced our dependence on outside borrowings and focused on low-cost core deposit funding sources.

Shareholders’ Equity

Total shareholders’ equity decreased $23.3 million to $64.9 million at December 31, 2011, versus $88.1 million at December 31, 2010, primarily due to a $24.7 million net loss recorded during 2011.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government Agency issued mortgage-backed securities, which include collateralized mortgage obligations (CMOs), corporate bonds, municipal securities and debt securities, which include trust preferred securities. Our ALCO committee monitors and approves all security purchases.  The increase in the total amortized cost of securities in 2011 was primarily driven by the purchase of $23.9 million of corporate bonds during 2011.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2011, 2010 and 2009 is as follows:

	At December 31,
(dollars in thousands)	2011	2010	2009
Available for sale:
Mortgage-back securities/CMOs	$130,146	$125,011	$144,081
Municipal securities	10,863	10,589	10,325
Corporate bonds	26,881	3,000	5,989
Agency bonds	-	-	18,991
Trust preferred securities	6,375	6,417	6,789
Other securities	131	131	281
Total amortized cost of securities	$174,396	$145,148	$186,456

Total fair value of investment securities	$174,323	$143,439	$185,404

Held to maturity:
U.S. Government Agencies	$2	$2	$2
Other securities	138	145	153
Total amortized cost of securities	$140	$147	$155

Total fair value of investment securities	$144	$157	$165

No single issuer of securities (excluding government agencies) account for more than 5% of shareholders’ equity.

At December 31, 2011, the portfolio included 25 municipal securities with a market value of $11.0 million.  The securities are reviewed on a quarterly basis for impairment.  Research on each issuer is completed to ensure the financial stability of the municipal entity.  The largest geographic concentration was in California where 13 municipal securities had a market value of $5.5 million. As of December 31, 2011, we had no reason to believe there was any impairment on the municipal securities held in the investment securities portfolio.

At December 31, 2011, the portfolio included bank pooled trust preferred securities with a market value of $3.4 million. The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary.

At December 31, 2011, the portfolio included corporate bonds with a market value of $25.6 million.  The unrealized loss on the corporate bonds is due to changes in market value resulting from changes in market interest rates and is also considered temporary.

The following table presents the contractual maturity distribution and weighted average yield of our securities portfolio at December 31, 2011. Mortgage-backed securities are presented without consideration of amortization or prepayments.

	December 31, 2011
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale:
Mortgage-backed securities/CMOs	$52	5.27%	$96,248	3.00%	$34,936	2.80%	$2,891	4,96%	$134,127	$130,146	2.99%
Municipal securities	-	-	2,157	4.17%	239	4.20%	8,638	4.32%	11,034	10,863	4.28%
Corporate bonds	-	-	14.215	3.85%	8,398	5.69%	3,004	3.64%	25,617	26,881	4.43%
Trust Preferred securities	-	-	-	-	3,410	0.00%	-	-	3,410	6,375	0.00%
Other securities	-	-	135	1.67%	-	-	-	-	135	131	1.67%
Total AFS securities	$52	5.27%	$112,755	3.13%	$46,983	3.12%	$14,533	4.30%	$174,323	$174,396	3.23%

Held to Maturity:
U.S. Government Agencies	$-	-	$2	1.55%	$-	-	$-	-	$2	$2	1.55%
Other securities	76	6.45%	46	6.01%	-	-	20	0.00%	142	138	6.28%
Total HTM securities	$76	6.45%	$48	5.85%	$-	-	$20	0.00%	$144	$140	5.35%

Fair Value of Financial Instruments

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011, 2010 and 2009:

(dollars in thousands)	2011	2010	2009

Beginning Balance, January 1st	$6,450	$3,926	$4,932

Security transferred to Level 3 measurement	-	3,000	-
Unrealized gains/(losses)	6	(104)	208
Impairment charges on Level 3 securities	(42)	(372)	(2,073)
Adjustment for non-credit component of previously recognized OTTI	-	-	837
Other, including proceeds from calls of investment securities	-	-	22

Ending Balance, December 31st	$6,414	$6,450	$3,926

A third party pricing service was used in the development of the fair market valuation for the bank pooled trust preferred securities. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX desktop valuation model was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2011 and 2010. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. Trust preferred securities generally allow for prepayments without a prepayment penalty any time after 5 years.  Due to the lack of new bank pooled trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 2% for both December 31, 2011 and 2010, respectively.

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

The rates of deferral and conditional default are estimated at a range of 0.29% to 0.44% at December 31, 2011 and estimated at 0.36% at December 31, 2010.

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

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various trust preferred securities

Bond Waterfall. The bank pooled trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. We invested in the mezzanine tranches for all of the bank pooled trust preferred securities. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of December 31, 2011 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at December 31, 2011 and December 31, 2010 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month and LIBOR 6-month forward looking curve plus 418 to 1,014 basis points.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $16.4 million at December 31, 2011. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $9.5 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2011, amounted to $164.1 million. There were no loans in excess of the legal lending limit at December 31, 2011.

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

At December 31, 2011, we had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to lessors of nonresidential real estate in the aggregate amount of $218.8 million, which represented 37.1% of gross loans receivable at December 31, 2011 and lessors of residential real estate in the aggregate amount of $82.7 million, which represented 14.0% of gross loans receivable at December 31, 2011.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Total loans, net of deferred loan fees, decreased by $30.9 million, or 5.0%, to $589.5 million at December 31, 2011, from $620.4 million at December 31, 2010.  The decrease was primarily driven by a bulk sale of several distressed loans and foreclosed properties to a single investor during the fourth quarter.  This transaction is reflective of our concentrated effort to transform and strengthen the balance sheet over the past three years.  The bulk sale provided us with the opportunity to expedite this transformation by substantially reducing non-performing asset balances and significantly improving credit quality metrics as of December 31, 2011.  The sale included $59.0 million of commercial real estate loans and foreclosed properties with a carrying value of $45.1 million at the time of the sale. This included loans with a book value of $32.2 million and foreclosed properties with a book value of $12.8 million which were classified as Other Real Estate Owned.  Net proceeds from the sale amounted to $30.6 million and resulted in additional provisions and charge-offs totaling $14.4 million when closed during the fourth quarter of 2011.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Commercial real estate	$344,377	$374,935	$393,262	$369,508	$367,159
Construction and land development	35,061	73,795	103,790	216,060	228,225
Commercial and industrial	87,668	78,428	88,926	97,777	101,624
Owner occupied real estate	102,777	70,833	85,481	71,821	95,990
Consumer and other	16,683	17,808	19,460	23,066	23,396
Residential mortgage	3,150	5,026	3,341	5,347	5,960
Total loans	$589,716	$620,825	$694,260	$783,579	$822,354

Deferred loan fees	224	470	442	497	805
Total loans, net of deferred loan fees	$589,492	$620,355	$693,818	$783,082	$821,549

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$53,228	$15,886	$6,979	$5,943	$307	$-	$82,343
1-5 years	123,135	-	17,987	41,741	72	-	182,935
After 5 years	75,219	-	13,721	31,702	1,906	3,150	125,698
Total fixed rate	251,582	15,886	38,687	79,386	2,285	3,150	390,976

Adjustable rate:
1 year or less	38,495	15,144	37,568	$521	$416	$-	92,144
1-5 years	51,172	1,761	6,685	4,502	419	-	64,539
After 5 years	3,128	2,270	4,728	18,368	13,563	-	42,057
Total adjustable rate	92,795	19,175	48,981	23,391	14,398	-	198,740

Total	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$589,716

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.

At December 31, 2011, 66.3% of total loans were fixed rate compared to 65.0% at December 31, 2010.

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

Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of interest or principal for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment of principal and/or interest in full is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms.

While a loan is classified as non-accrual, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. For non-accrual loans, which have been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Loans accruing, but past due 90 days or more	$748	$-	$-	$-	$-
Non-accrual loans:
Commercial real estate	1,880	14,955	7,466	1,079	5,399
Construction and land development	4,022	18,970	15,904	13,666	6,747
Commercial and industrial	3,925	4,500	997	565	500
Owner occupied real estate	-	1,061	1,225	1,297	9,229
Consumer and other	737	506	442	726	405
Residential mortgage	-	-	-	-	-
Total non-accrual loans	10,564	39,992	26,034	17,333	22,280
Total non-performing loans(1)	11,312	39,992	26,034	17,333	22,280
Other real estate owned	6,479	15,237	13,611	8,580	3,681
Total non-performing assets(1)	$17,791	$55,229	$39,645	$25,913	$25,961

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.92%	6.45%	3.75%	2.21%	2.71%
Non-performing assets as a percentage of total assets	1.70%	6.30%	3.93%	2.72%	2.55%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing assets decreased by $37.4 million, or 68%, to $17.8 million at December 31, 2011, compared to $55.2 million at December 31, 2010. This substantial decrease was primarily driven by the sale of distressed loans and foreclosed properties closed during the fourth quarter of 2011.  The sale included non-performing loans in the amount of $15.6 million and other real estate owned totaling $12.8 million. The remaining decrease in non-performing assets during 2011 was the result of our successful effort to resolve troubled assets on an individual basis throughout the year.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2011, all identified problem loans, included in the preceding table, are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Interest income that would have been recorded had the loans been in accordance with their original terms	$583,000	$2,405,000	$1,180,000	$553,000	$1,447,000
Interest income included in net income	$-	$-	$-	$-	$-

Allowance for Loan Losses

A detailed analysis of our allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$11,444	$12,841	$8,409	$8,508	$8,058

Charge-offs:
Commercial real estate	8,783	3,823	4,145	230	-
Construction and land development	3,719	13,835	4,552	4,970	391
Commercial and industrial	1,088	1,468	865	139	960
Owner occupied real estate	1,838	-	44	2,439	152
Consumer and other	41	42	164	19	3
Residential mortgage	-	-	-	-	-
Total charge-offs	15,469	19,168	9,770	7,797	1,506
Recoveries:
Commercial real estate	44	437	-	117	9
Construction and land development	10	621	-	-	-
Commercial and industrial	-	110	-	2	71
Owner occupied real estate	15	-	-	-	-
Consumer and other	40	3	2	3	3
Tax refund loans	-	-	-	77	283
Residential mortgage	-	-	-	-	-
Total recoveries	109	1,171	2	199	366
Net charge-offs	15,360	17,997	9,768	7,598	1,140
Provision for loan losses	15,966	16,600	14,200	7,499	1,590
Balance at end of period	$12,050	$11,444	$12,841	$8,409	$8,508

Average loans outstanding(1)	$630,309	$659,882	$736,647	$789,446	$820,380

As a percent of average loans:(1)
Net charge-offs	2.44%	2.73%	1.33%	0.96%	0.14%
Provision for loan losses	2.53%	2.52%	1.93%	0.95%	0.19%
Allowance for loan losses	1.91%	1.73%	1.75%	1.07%	1.04%

Allowance for loan losses to:
Total loans, net of unearned income	2.04%	1.84%	1.85%	1.07%	1.04%
Total non-performing loans	106.52%	28.62%	49.32%	48.51%	38.19%

(1) Includes non-accruing loans.

The allowance for loan losses as a percentage of non-performing loans was 106.5% at December 31, 2011 as compared to 28.6% at December 31, 2010.  Coverage is considered adequate by management as of December 31, 2011. The significant increase in the coverage ratio when compared to December 31, 2010 is primarily the result of the sale of distressed loans and foreclosed properties closed during the fourth quarter of 2011. This sale reduced non-performing loan balances to $11.3 million as of December 31, 2011 compared to $40.0 million as of December 31, 2010 resulting in a significant increase in the coverage ratio.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision for loan losses amounted to $16.0 million in 2011 and $16.6 million in 2010. The provision for loan losses recorded in 2011 and 2010 was primarily driven by the negative impact of the challenging economic environment causing declines in collateral values and increased delinquencies.  The Company continues to examine and closely monitor all aspects of the loan portfolio to assure that credit quality issues have been appropriately addressed.  A significant portion of the provision recorded in 2011 included approximately $9.6 million resulting from the sale of distressed loans and foreclosed properties to a single investor during the fourth quarter of 2011.  This transaction is reflective of our effort to transform and strengthen the balance sheet by substantially reducing non-performing asset balances and improving credit quality metrics.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that it determines is adequate to absorb inherent losses in the loan portfolio. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by Republic’s regulators or internal loan review officer. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company’s charge-off policy was enhanced during 2010 to memorialize the factors which drive the recognition of a charge-off.  Prior to 2010 the charge-off policy simply stated that a charge-off would be recognized when management made the determination that full repayment on a loan or obligation to the company was not probable. Additional language was added to memorialize the factors considered when making the determination on when collection becomes not probable.  The policy now includes wording that discusses the review of primary and secondary repayment sources on a loan, assessment of a borrower’s liquidity and length of delinquency. These same factors were previously used when making the determination to record a charge-off.  They are now formally documented in a written policy. These changes have had no discernable impact on the quantitative or qualitative factors used to determination the adequacy of the allowance for loan losses.  The Company evaluates loans for impairment and potential charge-offs on a quarterly basis.  Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under generally accepted accounting principles (GAAP) on impaired loans to determine if a deficiency exists.  We will first evaluate the primary repayment source.  If the primary repayment source is seriously inadequate and unlikely to repay the debt, we will then look to the secondary and/or tertiary repayment sources.  Secondary sources are conservatively reviewed for liquidation values.  Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $7.4 million at December 31, 2011 compared to $27.7 million at December 31, 2010.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2011, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the board of directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2011. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

Management is unable to determine in which loan category future charge-offs and recoveries may occur. The following schedule sets forth the allocation of the allowance for loan losses among various categories. The allocation is based on management’s evaluation of historical charge-off experience and adjusted for qualitative factors. The entire allowance for loan losses is available to absorb loan losses in any loan category.

The allocation of the allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is as follows:

	At December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$7,372	58.4%	$7,243	60.4%	$6,828	56.6%	$2,944	47.1%	$2,875	44.6%
Construction and land development	558	6.0%	837	11.9%	3,789	15.0%	3,276	27.6%	2,734	27.8%
Commercial and industrial	1,928	14.9%	1,443	12.6%	1,057	12.8%	1,029	12.5%	851	12.4%
Owner occupied real estate	1,963	17.4%	1,575	11.4%	894	12.3%	759	9.2%	1,562	11.7%
Consumer and other	113	2.8%	130	2.9%	159	2.8%	233	2.9%	194	2.8%
Residential mortgage	23	0.5%	41	0.8%	27	0.5%	40	0.7%	43	0.7%
Unallocated	93	-	175	-	87	-	128	-	249	-
Total allowance for loan losses	$12,050	100%	$11,444	100%	$12,841	100%	$8,409	100%	$8,508	100%

The allowance for loan losses is an amount that represents management’s estimate of known and inherent losses related to the loan portfolio and unfunded loan commitments.  Because the allowance for loan losses is dependent, to a great extent, on the general economy and other conditions that may be beyond our control, the estimate of the allowance for loan losses could differ materially in the near term.

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

In estimating the allowance for loan losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

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

We also provide specific reserves for impaired loans to the extent the estimated realizable value of the underlying collateral is less than the loan balance, when the collateral is the only source of repayment. Also, we estimate and recognize reserve allocations on loans classified as “internally classified accruing loans” based upon any factor that might impact loss estimates. Those factors include but are not limited to the impact of economic conditions on the borrower and management’s potential alternative strategies for loan or collateral disposition.  An unallocated allowance is established for losses that have not been identified through the formulaic and other specific components of the allowance as described above. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of macro and micro economic conditions, industry and geographic loan concentrations, changes in the composition of the loan portfolio, changes in underwriting processes and trends in problem loan and loss recovery rates. The impact of the above is considered in light of management’s conclusions as to the overall adequacy of underlying collateral and other factors.

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2011, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $344.4 million, $35.1 million, $87.7 million, $102.8 million, $16.7 million, and $3.2 million.

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2011, management identified two troubled debt restructurings in the loan portfolio in the amount of $5.0 million.  No troubled debt restructurings were identified as of December 31, 2010.

The following table presents the Company’s impaired loans at December 31, 2011, 2010 and 2009:

(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$23,463	$72,908	$80,896
Impaired loans with a valuation allowance	14,736	14,206	43,458
Total impaired loans	$38,199	$87,114	$124,354

Valuation allowance related to impaired loans	$3,104	$2,786	$7,099
Total nonaccrual loans	10,564	39,992	26,034
Total loans past-due ninety days or more and
still accruing	748	-	-

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $38.2 million, $87.1 million and $124.4 million at December 31, 2011, 2010 and 2009, respectively. The amounts of related valuation allowances were $3.1 million, $2.8 million and $7.1 million, respectively at those dates.  For the years ended December 31, 2011, 2010 and 2009 the average recorded investment in impaired loans was approximately $70.7 million, $100.3 million, and $79.2 million, respectively.  Republic earned $1.8 million, $2.7 million and $5.4 million of interest income on impaired loans (internally classified accruing loans) in 2011, 2010, and 2009, respectively.   There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $48.9 million, or 56%, during the year ended December 31, 2011.  This significant decrease was driven in large part by the sale of several impaired loans and foreclosed properties to a single investor during the fourth quarter of 2011.  In addition, there were a number of upgrades to loans previously categorized as impaired as a result of the strength and improved financial performance of the borrowers.  The valuation allowance related to impaired loans increased from $2.8 million at December 31, 2010 to $3.1 million at December 31, 2011.

At December 31, 2011 and 2010, internally classified accruing loans totaled approximately $27.6 million and $47.1 million respectively.  The amounts of related valuation were $2.4 million and $2.2 million respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2011 and 2010, in the aggregate principal amount of $9.7 million and $1.7 million respectively; and (ii) 60 to 89 days past due, at December 31, 2011 and 2010 in the aggregate principal amount of $390,000 and $17.5 million respectively.

Deposits

Total deposits at December 31, 2011 were $952.6 million, an increase of $194.9 million or 25.7% over total deposits of $757.7 million at December 31, 2010.  Total deposits by type of customer for the years ended December 31, 2011, 2010 and 2009 is as follows:

	At December 31,
(dollars in thousands)	2011	2010	2009
Demand deposits, non-interest bearing	$226,287	$128,578	$125,618
Demand deposits, interest bearing	109,242	66,283	52,919
Money market & savings deposits	400,141	329,742	327,103
Time deposits	216,941	233,127	377,254
Total deposits	$952,611	$757,730	$882,894

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The increase in total deposits to $952.6 million at December 31, 2011 from $757.7 million at December 31, 2010 was attributable to a continued effort to gather low-cost deposits.  We have intentionally reduced our dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2011		2010		2009
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$119,189		$116,895		$86,621
Interest bearing	91,577	0.64%	58,467	0.73%	47,174	0.66%
Money market & savings deposits	345,885	1.00%	320,296	1.15%	281,621	1.87%
Time deposits	244,741	1.23%	320,194	1.44%	383,535	2.18%
Total deposits	$801,392	0.88%	$815,852	1.07%	$798,951	1.75%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2011 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$35,668
3 to 6 months	18,714
6 to 12 months	26,210
Over 12 months	56,224
Total	$136,816

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2011:

(dollars in thousands)
Maturity:
2012	$149,818
2013	48,784
2014	2,539
2015	3,764
2016	12,036
Thereafter	-
Total	$216,941

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

Credit risk is defined as the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform in accordance with the terms of the contract. The maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same underwriting standards and policies in making credit commitments as we do for on-balance-sheet instruments.

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $78.7 million and $62.0 million and standby letters of credit of approximately $3.5 million and $3.6 million at December 31, 2011 and 2010, respectively.  Commitments often expire without being drawn upon. The $78.7 million of commitments to extend credit at December 31, 2011, were substantially all variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$44,224	$2,303	$4,741	$4,763	$32,417
Remaining contractual maturities of Time Deposits	216,941	149,818	51,323	15,800	-
Subordinated debt	22,476	-	-	-	22,476
Director and Officer retirement plan obligations	1,402	409	200	200	593
Loan commitments	78,744	45,187	11,886	4,093	17,578
Standby letters of credit	3,536	3,086	450	-	-
Total	$367,323	$200,803	$68,600	$24,856	$73,064

As of December 31, 2011, we had entered into non-cancelable lease agreements for our main office and operations center and twelve current Republic retail branch facilities, expiring through January 31, 2039, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $44.2 million through the year 2039, including renewal options.   We have retirement plan agreements with certain directors and officers.  At December 31, 2011, the accrued benefits under the plan were approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our interest rate sensitivity GAP at December 31, 2011.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the trust preferred securities is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2011

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$219,191	$1,689	$6,055	$5,645	$5,111	$9,780	$14,675	$135,372	$397,518	$397,522
Average interest rate	4.07%	4.42%	2.33%	4.05%	3.89%	2.45%	2.08%	2.81%	2.81%
Loans receivable	281,239	33,854	30,455	76,291	53,656	31,084	57,754	26,084	590,417	589,123
Average interest rate	4.81%	6.11%	6.33%	5.56%	6.07%	5.97%	5.76%	7.20%	5.43%
Total	$500,430	$35,543	$36,510	$81,936	$58,767	$40,864	$72,429	$161,456	$987,935	$986,645

Cumulative totals	$500,430	$535,973	$572,483	$654,419	$713,186	$754,050	$826,479	$987,935

Interest sensitive liabilities:
Demand interest bearing(1)	$5,598	$5,598	$11,196	$8,898	$7,819	$6,766	$5,855	$57,512	$109,242	$109,242
Average interest rate	0.64%	0.64%	0.64%	0.61%	0.61%	0.61%	0.61%	0.60%	0.61%
Savings accounts(1)	4,764	4,764	9,528	10,772	7,407	5,387	4,035	21,815	68,472	68,472
Average interest rate	0.92%	0.92%	0.92%	0.92%	0.92%	0.93%	0.93%	0.95%	0.93%
Money market accounts(1)	181,245	3,371	6,741	15,775	18,059	52,529	42,597	11,352	331,669	331,669
Average interest rate	0.83%	0.83%	0.83%	0.83%	0.78%	0.71%	0.71%	0.70%	0.72%
Time deposits	54,876	42,985	53,602	48,784	2,539	3,764	10,321	70	216,941	218,137
Average interest rate	1.02%	1.35%	0.89%	1.22%	1.74%	2.47%	2.00%	-	1.18%
Subordinated debt	11,341	-	-	-	-	-	-	11,135	22,476	18,247
Average interest rate	1.96%	-	-	-	-	-	-	8.00%	4.95%
Total	$257,824	$56,718	$81,067	$84,229	$35,824	$68,446	$62,808	$101,884	$748,800	$745,767

Cumulative totals	$257,824	$314,542	$395,609	$479,838	$515,662	$584,108	$646,916	$748,800

Interest rate sensitivity GAP	$242,606	$(21,175)	$(44,557)	$(2,293)	$22,943	$(27,582)	$9,621	$59,572
Cumulative GAP	$242,606	$221,431	$176,874	$174,581	$197,524	$169,942	$179,563	$239,135
Interest sensitive assets/Interest sensitive liabilities	194.10%	170.40%	144.71%	136.38%	138.30%	129.09%	127.76%	131.94%
Cumulative GAP/ Total earning assets	24.56%	22.41%	17.90%	17.67%	19.99%	17.20%	18.18%	24.21%

(1) Demand, savings and money market accounts are scheduled to re-price based upon decay rate and run off percentage estimates obtained through a deposit study along with management’s estimates of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental.

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

Net Portfolio Value and Net Interest Income Analysis

Our interest rate sensitivity also is monitored by management through the use of models, which generate estimates of the change in its net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$100,096	$33,760	50.89%	10.12%	380
+300	92,651	26,315	39.67%	9.20%	288
+200	84,367	18,031	27.18%	8.25%	193
+100	70,350	4,014	6.05%	6.82%	50
Static	66,336	-	0.00%	6.32%	0
-100	55,415	(10,921)	(16.46%)	5.24%	(108)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2011 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$32,101	$426	1.34%
+300	31,915	240	0.76%
+200	31,826	151	0.48%
+100	31,587	(88)	(0.28)%
Static	31,675	-	0.00%
-100	31,370	(305)	(0.96%)

(1)The net interest income results represent a rate ramp, achieving the rate change over a 12-month period, not an immediate and sustained rate shock.

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

We caused Republic First Bancorp Capital Trust IV (Trust IV) to issue $10.8 million of convertible trust preferred securities on June 10, 2008 as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and, since the investment, a consultant to us, a family trust of Harry D. Madonna, our chairman, president and chief executive officer, and Theodore J. Flocco, Jr., who, since the investment, has been elected to our board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

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

Shareholders’ equity as of December 31, 2011 totaled approximately $64.9 million compared to approximately $88.1 million as of December 31, 2010.  The book value per share of our common stock decreased from $3.39 as of December 31, 2010, based upon 25,972,897 shares outstanding, as adjusted for treasury stock and deferred compensation plan shares, to $2.50 as of December 31, 2011, based upon 25,972,897 shares outstanding at December 31, 2011, as adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

We are required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets, was 13.09% and 14.93% at December 31, 2011 and 2010, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2011 and 2010 were 11.81% and 13.68%, respectively. At December 31, 2011 and 2010, we exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2011 and 2010, our leverage ratio was 8.77% and 11.01%, respectively.

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

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2011 and 2010, Republic was considered “well capitalized” under FDIC regulations.

The following table presents our regulatory capital ratios at December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier 1 risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier 1 leverage capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

December 31, 2010:
Total risk based capital
Republic	$97,570	13.51%	$57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier 1 risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier 1 leverage capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2011 and 2010, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification, which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

See Item 1A. Risk Factors in Part I for additional information on regulatory capital ratios.

Liquidity

A financial institution must maintain and manage liquidity to ensure it has the ability to meet its financial obligations. These obligations include the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Liquidity needs can be met by either reducing assets or increasing liabilities. Our most liquid assets consist of cash, amounts due from banks and federal funds sold.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $231.0 million at December 31, 2011, compared to $35.9 million at December 31, 2010. Loan maturities and repayments are another source of asset liquidity. At December 31, 2011, Republic estimated that more than $35.0 million of loans would mature or repay in the six-month period ending June 30, 2012. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2011, we had outstanding commitments (including unused lines of credit and letters of credit) of $82.3 million. Certificates of deposit scheduled to mature in one year totaled $149.8 million at December 31, 2011. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  We are required to pledge commercial real estate secured loans and residential secured loans as well as investment securities to collateralize our potential borrowing capacity, which was $316.0 million at December 31, 2011. As of December 31, 2011 and 2010, we had no outstanding borrowings with the FHLB. We also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2011 and 2010.

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

We do not consolidate our subsidiary trusts. ASC 810 precludes consideration of the call option embedded in the preferred stock when determining if we have the right to a majority of the trust’s expected residual returns. The non-consolidation results in the investment in the common securities of the trust to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on our investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on our financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8:  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company begin on page 66.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Republic First Bancorp Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2012 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2012

Republic First Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$13,221	$6,146
Interest bearing deposits with banks	217,734	29,620
Federal funds sold	-	99
Cash and cash equivalents	230,955	35,865

Investment securities available for sale, at fair value	174,323	143,439
Investment securities held to maturity, at amortized cost (fair value of $144 and $157, respectively)	140	147
Restricted stock, at cost	5,321	6,501
Loans held for sale	925	-
Loans receivable (net of allowance for loan losses of $12,050 and $11,444, respectively)	577,442	608,911
Premises and equipment, net	23,507	25,496
Other real estate owned, net	6,479	15,237
Accrued interest receivable	3,003	3,119
Bank owned life insurance	10,417	12,555
Other assets	14,841	24,827
Total Assets	$1,047,353	$876,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$226,287	$128,578
Demand – interest bearing	109,242	66,283
Money market and savings	400,141	329,742
Time deposits	216,941	233,127
Total Deposits	952,611	757,730
Accrued interest payable	1,049	953
Other liabilities	6,366	6,792
Subordinated debt	22,476	22,476
Total Liabilities	982,502	787,951

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of December 31, 2011 and 2010	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of December 31, 2011 and 2010	265	265
Additional paid in capital	106,383	106,024
Accumulated deficit	(37,842)	(13,140)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive loss	(47)	(1,095)
Total Shareholders’ Equity	64,851	88,146
Total Liabilities and Shareholders’ Equity	$1,047,353	$876,097

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Interest income:
Interest and fees on taxable loans	$32,954	$34,293	$38,943
Interest and fees on tax-exempt loans	301	-	-
Interest and dividends on taxable investment securities	4,416	5,490	3,974
Interest and dividends on tax-exempt investment securities	457	446	435
Interest on federal funds sold and other interest-earning assets	145	80	118
Total interest income	38,273	40,309	43,470

Interest expense:
Demand- interest bearing	590	427	310
Money market and savings	3,457	3,689	5,258
Time deposits	3,017	4,621	8,374
Other borrowings	1,135	1,508	2,113
Total interest expense	8,199	10,245	16,055
Net interest income	30,074	30,064	27,415
Provision for loan losses	15,966	16,600	14,200
Net interest income after provision for loan losses	14,108	13,464	13,215

Non-interest income:
Loan advisory and servicing fees	480	403	459
Gain on sales of SBA loans	5,263	-	-
Service fees on deposit accounts	768	1,018	1,219
Legal settlement	2,780	-	-
Gain on sale of investment securities	640	1,254	-
Other-than-temporary impairment losses	(49)	(476)	(1,006)
Portion recognized in other comprehensive income (before taxes)	7	104	(1,067)
Net impairment loss on investment securities	(42)	(372)	(2,073)
Gain on sale of other real estate owned	-	219	-
Bank owned life insurance income	137	182	255
Other non-interest income	555	135	219
Total non-interest income	10,581	2,839	79

Non-interest expenses:
Salaries and employee benefits	15,197	12,597	12,699
Occupancy	3,336	3,970	3,081
Depreciation and amortization	2,107	2,029	1,858
Legal	1,948	1,889	1,245
Write down of other real estate owned	6,103	1,560	1,571
Other real estate owned	1,198	658	303
Advertising	334	379	288
Data processing	1,163	864	807
Insurance	829	916	711
Professional fees	1,600	1,853	2,285
Regulatory assessments and costs	1,913	2,128	2,314
Taxes, other	862	787	892
Other operating expenses	4,610	3,437	2,905
Total non-interest expense	41,200	33,067	30,959
Loss before provision (benefit) for income taxes	(16,511)	(16,764)	(17,665)
Provision (benefit) for income taxes	8,191	(6,074)	(6,223)
Net loss	$(24,702)	$(10,690)	$(11,442)
Net loss per share:
Basic	$(0.95)	$(0.57)	$(1.07)
Diluted	$(0.95)	$(0.57)	$(1.07)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(24,702)	$(10,690)	$(11,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	15,966	16,600	14,200
Writedown of other real estate owned	6,103	1,560	1,571
Net gain on sale of other real estate owned	-	(219)
Depreciation and amortization	2,107	2,029	1,858
Deferred income taxes	8,262	(5,737)	(3,032)
Deferred compensation plan distributions and transfers	-	-	1,167
Stock based compensation	359	276	278
Gain on sale of investment securities	(640)	(1,254)	-
Impairment charges on investment securities	42	372	2,073
Amortization of premiums/(discounts) on investment securities	75	93	(203)
Proceeds from sales of SBA loans	56,748	-	-
SBA loans originated for sale	(52,410)	-	-
Gains on sales of SBA loans originated for sale	(5,263)	-	-
Increase in value of bank owned life insurance	(137)	(182)	(255)
Decrease (increase) in accrued interest receivable and other assets	1,734	7,206	(8,188)
Decrease in accrued interest payable and other liabilities	(330)	(263)	(693)
Net cash provided by (used in) operating activities	7,914	9,791	(2,666)

Cash flows from investing activities:
Purchase of investment securities available for sale	(80,987)	(20,313)	(130,783)
Proceeds from the maturity or call of securities available for sale	52,246	62,410	27,752
Proceeds from the maturity or call of securities held to maturity	7	8	43
Proceeds from redemption of FHLB stock	1,180	335	-
Net (increase) decrease in loans	(13,865)	48,553	71,383
Proceeds from sale of loans	22,576	-	-
Net proceeds from sale of other real estate owned	9,447	3,946	1,511
Proceeds from death benefit on bank owned life insurance	2,275	-	-
Premises and equipment expenditures	(584)	(3,035)	(12,139)
Net cash (used in) provided by investing activities	(7,705)	91,904	(42,233)

Cash flows from financing activities:
Net proceeds from stock offering	-	28,802	-
Net proceeds from exercise of stock options	-	14	166
Stock purchases for deferred compensation plan	-	(100)	(499)
Tax benefit of stock option exercises	-	-	14
Net increase in demand, money market and savings deposits	211,067	18,963	160,139
Net decrease in time deposits	(16,186)	(144,127)	(16,412)
Net decrease in short term borrowings	-	-	(77,309)
Net decrease in other borrowings	-	(25,000)	-
Net cash provided by (used in) financing activities	194,881	(121,448)	66,099

Net (decrease) increase in cash and cash equivalents	195,090	(19,753)	21,200
Cash and cash equivalents, beginning of year	35,865	55,618	34,418
Cash and cash equivalents, end of year	$230,955	$35,865	$55,618

Supplemental disclosures:
Interest paid	$8,103	$11,118	$16,769
Non-cash transfers from loans to other real estate owned	6,792	6,913	8,113

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance January 1, 2009	$110	$76,629	$8,455	$(3,099)	$(1,377)	$(1,391)	$79,327

Net loss			(11,442)				(11,442)
Other comprehensive income, net of tax:
Unrealized loss on securities (pre-tax $116)						(76)	(76)
Reclassification adjustment for impairment charge (pre-tax $2,073)						1,329	1,329
							1,253
Total comprehensive loss							(10,189)
Stock based compensation		278					278
Options exercised (310,440 shares)	1	165					166
Cumulative effect adjustment – reclassifying non-credit component of previously recognized OTTI			537			(537)	-
Tax benefit of stock option exercises		14					14
Deferred compensation plan distributions and transfers					1,167		1,167
Stock purchases for deferred compensation plan (53,800 shares)					(499)		(499)
Balance December 31, 2009	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264

Net loss			(10,690)				(10,690)
Other comprehensive loss, net of tax:
Unrealized gain on securities (pre-tax $227)						157	157
Reclassification adjustment for securities gains (pre-tax $1,254)						(815)	(815)
Reclassification adjustment for impairment charge (pre-tax $372)						238	238
							(420)
Total comprehensive loss							(11,110)
Proceeds from shares issued under common stock offering (15,412,350 shares), net of offering costs (pre-tax $2,023)	154	28,648					28,802
Stock based compensation		276					276
Options exercised (7,454 shares)		14					14
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)
Balance December 31, 2010	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Net loss			(24,702)				(24,702)
Other comprehensive income, net of tax:
Unrealized gain on securities (pre-tax $2,233)						1,437	1,437
Reclassification adjustment for securities gains (pre-tax $640)						(416)	(416)
Reclassification adjustment for impairment charge (pre-tax $42)						27	27
							1,048
Total comprehensive loss							(23,654)
Stock-based compensation		359					359
Balance December 31, 2011	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

2.	Summary of Significant Accounting Policies

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments, impairment of restricted stock and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 3 – Investment Securities discusses the types of investment securities that the Company invests in.  Note 4 – Loans Receivable discusses the types of lending that the Company engages in as well as loan concentrations.  The Company does not have any significant concentrations to any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2011 and 2010 were approximately $554,000 and $0, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Impairment charges on bank pooled trust preferred securities of $42,000, $372,000, and $2.1 million were recognized during the years ended December 31, 2011, 2010 and 2009, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of December 31, 2011 and 2010, consisted of the common stock of FHLB of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  In December 2009, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  In October 2010, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding.  In 2011, the FHLB of Pittsburgh continued to repurchase 5% of Republic’s total restricted stock outstanding on a quarterly basis.  Total repurchases for 2011 and 2010 were $1.2 million and $335,000, respectively.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.  The FHLB of Pittsburgh issued its first dividend payment since 2008 in February 2012.

Management evaluates the restricted stock for impairment in accordance with guidance under ASC 942-10 Financial Services - Depository and Lending.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2011 and December 31, 2010.

Loans Receivable

The loans receivable portfolio is segmented into commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages.  Consumer loans consist of home equity loans and other consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment, include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2011 is $3.5 million and they expire as follows: $3.1 million in 2012 and $450,000 in 2013.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and convertible securities related to the trust preferred securities issuance in 2008.  In the diluted EPS computation, the interest expense, after tax, of the trust preferred securities issuance is added back to net income.  In 2011, 2010 and 2009, the effect of CSEs and the related add back of interest expense, after tax, was anti-dilutive. The following table is a reconciliation of the numerator and denominator used in calculating basic and diluted EPS. CSEs, which are anti-dilutive, are not included in the following calculation.  At December 31, 2011, 2010 and 2009, the Company included no stock options in calculating diluted EPS due to a net loss from operations.

The calculation of EPS for the years ended December 31, 2011, 2010 and 2009 is as follows:

(dollars in thousands, except share and per share amounts)	2011	2010	2009

Net loss	$(24,702)	$(10,690)	$(11,442)

Weighted average shares outstanding	25,972,897	18,592,518	10,654,655

Net loss per share – basic and diluted	$(0.95)	$(0.57)	$(1.07)

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2011, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Any options granted vest within one to four years and have a maximum term of 10 years.

Comprehensive Income/(Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders’ equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities.

Total comprehensive loss, which for the Company included net loss and changes in unrealized gains and losses on the Company’s available for sale securities, for the years ended December 31, 2011, 2010 and 2009 was $23.7 million, $11.1 million and $10.2 million, respectively.

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

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor (2.26% at December 31, 2011 and 2.03% at December 31, 2010).  The Company may call the securities on any interest payment date five years after the date of issuance.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor (2.08% at December 31, 2011 and 1.85% at December 31, 2010).  The Company has the ability to call the securities or any interest payment date after five years from issuance, without a prepayment penalty, notwithstanding their final 30 year maturity.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and

Theodore J. Flocco, Jr., who, since the investment, has been elected to our board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and as of December 31, 2011 were, and continue to be fully convertible.

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

Recent Accounting Pronouncements

ASU 2011-12
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration.  The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

ASU 2011-11
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements.  The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position.  Descriptive information regarding the nature and rights of the offset must also be disclosed.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

ASU 2011-10
In December 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification.  This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary.  The ASU concludes that if control of the assets has been transferred to the lender, but no legal ownership of the assets then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements.  The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

The effective date of ASU 2011-02 differs for public and nonpublic companies.  For public companies, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 information to conform to the 2011 presentation.  The reclassifications had no effect on results of operations.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2011 and 2010 is as follows:

	At December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$130,146	$3,981	$-	$134,127
Municipal securities	10,863	494	(323)	11,034
Corporate bonds	26,881	17	(1,281)	25,617
Bank Pooled Trust Preferred Securities	6,375	-	(2,965)	3,410
Other securities	131	4	-	135
Total securities available for sale	$174,396	$4,496	$(4,569)	$174,323

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	4	-	142
Total securities held to maturity	$140	$4	$-	$144

	At December 31, 2010
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$125,011	$2,784	$(133)	$127,662
Municipal securities	10,589	36	(1,415)	9,210
Corporate bonds	3,000	-	-	3,000
Bank Pooled Trust Preferred Securities	6,417	-	(2,967)	3,450
Other securities	131	2	(16)	117
Total securities available for sale	$145,148	$2,822	$(4,531)	$143,439

U.S. Government agencies	$2	$-	$-	$2
Other securities	145	10	-	155
Total securities held to maturity	$147	$10	$-	$157

The Company does not hold any mortgage-backed securities that are rated “Alt-A” or “Subprime” as of December 31, 2011 and 2010.  In addition, the Company does not hold any private issued CMO’s as of December 31, 2011 and 2010.

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2011 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$48	$52	$75	$76
After 1 year to 5 years	110,146	112,755	45	48
After 5 years to 10 years	49,943	46,983	-	-
After 10 years	14,259	14,533	-	-
No stated maturity	-	-	20	20
Total	$174,396	$174,323	$140	$144

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

The Company realized gross gains on the sale of securities of $640,000 in 2011 and $1.3 million in 2010.  The tax provision applicable to gross gains in 2011 amounted to approximately $244,000 in 2011 and $439,000 in 2010.  No securities were sold during 2009.

At December 31, 2011 and 2010, investment securities in the amount of approximately $87.3 million and $35.2 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The unrealized losses and related fair value of investment securities available for sale with unrealized losses less than 12 months and those with unrealized losses 12 months or longer as of December 31, 2011 are as follows:

	December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$-	$-	$9	$-	$9	$-
Municipal securities	-	-	4,490	323	4,490	323
Corporate bonds	18,714	1,281	-	-	18,714	1,281
Trust Preferred Securities	-	-	3,420	2,965	3,420	2,965
Other securities	-	-	-	-	-	-
Total	$18,714	$1,281	$7,919	$3,288	$26,633	$4,569

The unrealized losses and related fair value of investment securities available for sale with unrealized losses less than 12 months and those with unrealized losses 12 months or longer as of December 31, 2010 are as follows:

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

At December 31, 2011, the Company did not have any securities held to maturity with unrealized losses.

The impairment of the investment portfolio at December 31, 2011 totaled $4.6 million with a total fair value of $26.6 million at December 31, 2011.  The unrealized loss for the bank pooled trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at December 31, 2011. The unrealized loss on the corporate bonds is due to changes in market value resulting from changes in market interest rates and is also considered temporary.

At December 31, 2011, the portfolio included 25 municipal securities with a market value of $11.0 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to ensure the financial stability of the municipal entity.  The largest geographic concentration was in California where 13 municipal securities had a market value of $5.5 million.  There were no defaults by any Moody’s rated state or local government in 2011.  As of December 31, 2011, management found no evidence of other than temporary impairment on any of the municipal securities held in the investment securities portfolio.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011	December 31, 2010

Commercial real estate	$344,377	$374,935
Construction and land development	35,061	73,795
Commercial and industrial	87,668	78,428
Owner occupied real estate	102,777	70,833
Consumer and other	16,683	17,808
Residential mortgage	3,150	5,026
Total loans receivable	589,716	620,825
Deferred costs (fees)	(224)	(470)
Allowance for loan losses	(12,050)	(11,444)
Net loans receivable	$577,442	$608,911

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2011:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,053	$11,123	$-	$27,122	$881
Construction and land development	6,165	12,011	-	15,096	128
Commercial and industrial	4,781	4,895	-	3,422	128
Owner occupied real estate	506	506	-	1,470	37
Consumer and other	958	1,196	-	759	2
Total	$23,463	$29,731	$-	$47,869	$1,176

With an allowance recorded:
Commercial real estate	$9,023	$9,023	$2,066	$12,126	$535
Construction and land development	818	1,933	98	4,599	26
Commercial and industrial	3,539	6,009	629	3,735	15
Owner occupied real estate	1,356	1,356	311	2,359	112
Total	$14,736	$18,321	$3,104	$22,819	$688
Total:
Commercial real estate	$20,076	$20,146	$2,066	$39,248	$1,416
Construction and land development	6,983	13,944	98	19,695	154
Commercial and industrial	8,320	10,904	629	7,157	143
Owner occupied real estate	1,862	1,862	311	3,829	149
Consumer and other	958	1,196	-	759	2
Total	$38,199	$48,052	$3,104	$70,688	$1,864

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2010:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$40,840	$46,119	$-	$43,144	$1,341
Construction and land development	22,802	35,042	-	32,061	291
Commercial and industrial	6,482	7,992	-	7,040	160
Owner occupied real estate	2,278	2,278	-	2,370	132
Consumer and other	506	684	-	536	6
Total	$72,908	$92,115	$-	$85,151	$1,930

With an allowance recorded:
Commercial real estate	$7,683	$7,872	$1,937	$7,882	$422
Construction and land development	2,289	2,440	45	2,602	23
Commercial and industrial	798	798	287	809	26
Owner occupied real estate	3,436	3,436	517	3,832	267
Total	$14,206	$14,546	$2,786	$15,125	$738

Total:
Commercial real estate	$48,523	$53,991	$1,937	$51,026	$1,763
Construction and land development	25,091	37,482	45	34,663	314
Commercial and industrial	7,280	8,790	287	7,849	186
Owner occupied real estate	5,714	5,714	517	6,202	399
Consumer and other	506	684	-	536	6
Total	$87,114	$106,661	$2,786	$100,276	$2,668

The Company completed the sale of $59.0 million of distressed loans and foreclosed properties to a single investor during 2011. The loans and foreclosed properties included in the sale had a book balance of $45.1 million and included $28.4 million non-accrual loans and other real estate owned. Net proceeds from the sale amounted to $30.6 million after deducting amounts due for outstanding liens, related expenses and applicable transfer taxes.  This transaction resulted in additional provisions of $9.6 million through the provision for loan losses and $4.8 million through loss on sale of OREO during the fourth quarter of 2011.

Included in loans are loans due from directors and other related parties of $16.9 million and $16.4 million at December 31, 2011 and 2010, respectively.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2011 and 2010.

(dollars in thousands)	December 31, 2011	December 31, 2010
Balance at beginning of year	$16,376	$16,314
Additions	1,727	678
Repayments	(1,162)	(616)
Balance at end of year	$16,941	$16,376

5.         Allowances for Loan Losses

The following is an analysis of the changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009:

(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Balance at beginning of year	$11,444	$12,841	$8,409
Provision for loan losses	15,966	16,600	14,200
Recoveries of loans previously charged off	109	1,171	2
Loan charge-offs	(15,469)	(19,168)	(9,770)
Balance at end of year	$12,050	$11,444	$12,841

The following provides the ending balances of the allowance for credit losses and loan receivables by loan portfolio class as of December 31, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Allowance for credit losses:

Beginning balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(8,783)	(3,719)	(1,088)	(1,838)	(41)	-	-	(15,469)
Recoveries	44	10	-	15	40	-	-	109
Provisions	8,868	3,430	1,573	2,211	(16)	(18)	(82)	15,966
Ending balance	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

Ending balance: individually evaluated for impairment	$2,066	$98	$629	$311	$-	$-	$-	$3,104

Ending balance: collectively evaluated for impairment	$5,456	$460	$1,299	$1,502	$113	$23	$93	$8,946

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$-	$589,716

Ending balance: individually evaluated for impairment	$20,076	$6,983	$8,320	$1,862	$958	$-	$-	$38,199

Ending balance: collectively evaluated for impairment	$324,301	$28,078	$79,348	$100,915	$15,725	$3,150	$-	$551,517

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The following provides the ending balances of the allowance for credit losses and loan receivables by loan portfolio class as of December 31, 2010:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Allowance for credit losses:

Ending balance	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444

Ending balance: individually evaluated for impairment	$1,937	$45	$287	$517	$-	$-	$-	$2,786

Ending balance: collectively evaluated for impairment	$5,306	$792	$1,156	$1,058	$130	$41	$175	$8,658

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$374,935	$73,795	$78,428	$70,833	$17,808	$5,026	$-	$620,825

Ending balance: individually evaluated for impairment	$48,523	$25,091	$7,280	$5,714	$506	$-	$-	$87,114

Ending balance: collectively evaluated for impairment	$326,412	$48,704	$71,148	$65,119	$17,302	$5,026	$-	$533,711

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
Commercial real estate	$8,662	$390	$1,880	$10,932	$333,445	$344,377	$-
Construction and land development	-	-	4,022	4,022	31,039	35,061	-
Commercial and industrial	-	-	4,673	4,673	82,995	87,668	748
Owner occupied real estate	1,043	-	-	1,043	101,734	102,777	-
Consumer and other	1	-	737	738	15,945	16,683	-
Residential mortgage	-	-	-	-	3,150	3,150
Total	$9,706	$390	$11,312	$21,408	$568,308	$589,716	$748

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
Commercial real estate	$1,249	$12,155	$14,955	$28,359	$346,576	$374,935	$-
Construction and land development	-	3,006	18,970	21,976	51,819	73,795	-
Commercial and industrial	251	-	4,500	4,751	73,677	78,428	-
Owner occupied real estate	-	2,179	1,061	3,240	67,593	70,833	-
Consumer and other	164	198	461	823	16,985	17,808	-
Residential mortgage	-	-	-	-	5,026	5,026
Total	$1,664	$17,538	$39,947	$59,149	$561,676	$620,825	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2011 and 2010:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:
Commercial real estate	$310,364	$8,573	$25,440	$-	$344,377
Construction and land development	27,224	-	7,837	-	35,061
Commercial and industrial	77,888	248	9,532	-	87,668
Owner occupied real estate	99,031	-	3,746	-	102,777
Consumer and other	15,468	209	1,006	-	16,683
Residential mortgage	3,150	-	-	-	3,150
Total	$533,125	$9,030	$47,561	$-	$589,716

December 31, 2010:
Commercial real estate	$299,916	$18,531	$56,488	$-	$374,935
Construction and land development	36,775	-	37,020	-	73,795
Commercial and industrial	65,361	2,794	10,273	-	78,428
Owner occupied real estate	60,849	3,923	6,061	-	70,833
Consumer and other	16,977	-	831	-	17,808
Residential mortgage	5,026	-	-	-	5,026
Total	$484,904	$25,248	$110,673	$-	$620,825

The following table shows non-accrual loans by class as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011	December 31, 2010
Commercial real estate	$1,880	$14,955
Construction and land development	4,022	18,970
Commercial and industrial	3,925	4,500
Owner occupied real estate	-	1,061
Consumer and other	737	506
Residential mortgage	-	-
Total	$10,564	$39,992

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $583,000, $2.4 million, and $1.2 million for 2011, 2010 and 2009, respectively.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified two loans as troubled debt restructurings for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying the reassessed receivables as troubled debt impairments, the Company also identified them as impaired under the guidance in Section 310-10-35.

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2011 and 2010:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
December 31, 2011:
Commercial real estate	$2,383	$-	$2,383
Construction and land development	2,625	-	2,625
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,008	$-	$5,008

December 31, 2010:
Commercial real estate	$-	$-	$-
Construction and land development	-	-	-
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$-	$-	$-

The following table summarizes information in regards to new troubled debt restructurings for the year ended December 31, 2011:

	Twelve Months Ended
	December 31, 2011
(dollars in thousands)	Rate Modifications	Term Modifications	Interest-Only Modifications	Payment Modifications	Combination Modifications	Total Modifications

Pre-Modification Outstanding Recorded Investment:
Commercial real estate	$-	$-	$-	$-	$2,535	$2,535
Construction and land development	-	-	-	-	2,625	2,625
Commercial and industrial	-	-	-	-	-	-
Owner occupied real estate	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Total	$-	$-	$-	$-	$5,160	$5,160

Post-Modification Outstanding Recorded Investment:
Commercial real estate	$-	$-	$-	$-	$2,563	$2,563
Construction and land development	-	-	-	-	2,625	2,625
Commercial and industrial	-	-	-	-	-	-
Owner occupied real estate	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Residential mortgage	-	-	-	-	-	-
Total	$-	$-	$-	$-	$5,188	$5,188

       There were no troubled debt restructurings identified for the year ended December 31, 2010.  There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified one commercial real estate loan and one construction and land development loan during the year ended December 31, 2011.  As a result of the modified terms of the new commercial estate loan, the Company accelerated the maturity date of the loan.  The effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The loan has also been converted to interest only payments for a period of time.  The loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.  As a result of the modified terms of the new construction and land development loan, the Company extended the maturity date of the loan.  The effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.

6.         Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2011	December 31, 2010
Land	$200	$200
Bank building	1,030	1,021
Leasehold improvements	18,657	19,562
Furniture, fixtures and equipment	6,473	13,719
Construction in progress	5,166	5,652
	31,526	40,154
Less accumulated depreciation	(8,019)	(14,658)
Net premises and equipment	$23,507	$25,496

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $2.1 million, $2.0 million and $1.9 million in 2011, 2010 and 2009, respectively. The construction in progress balance of $5.2 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $4.0 million represents land purchased for two specific store locations. Costs to complete the projects in process are estimated to be $8.0 million as of December 31, 2011.

7.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  Republic is currently required to pledge qualified assets as collateral to access its maximum borrowing capacity, which was $316.0 million as of December 31, 2011. As of December 31, 2011 and 2010, there were no term advances against this line of credit.  As of December 31, 2011 and 2010 there were no overnight advances outstanding against this line. The maximum amount of term advances outstanding at any month-end was $0 during 2011 and $25.0 million during 2010.  The maximum amount of overnight borrowings outstanding at any month-end was $31.0 million in 2011 and $9.3 million in 2010.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2011 and 2010, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $0 in 2011 and $5.4 million in 2010.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities in June 2008 as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s board of directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock and at December 31, 2011 were fully convertible.

8.	Deposits

The following is a breakdown, by contractual maturities of the Company’s time certificate of deposits for the years 2012 through 2016.

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total

Time Certificates of Deposit	$149,818	$48,784	$2,539	$3,764	$12,036	$-	$216,941

Deposits of related parties totaled $75.7 million and $51.5 million at December 31, 2011 and 2010, respectively.

9.	Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

(dollars in thousands)	2011	2010	2009
Current:
Federal	$(71)	$(341)	$(3,201)
State	-	4	10
Deferred	8,262	(5,737)	(3,032)
Total provision (benefit) for income taxes	$8,191	$(6,074)	$(6,223)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	2011	2010	2009
Tax (benefit) provision computed at statutory rate	$(5,779)	$(5,867)	$(6,183)
State taxes, net of federal benefit	-	-	6
Tax exempt interest	(265)	(156)	(152)
Bank owned life insurance	(48)	(64)	(89)
Valuation Allowance	14,912	-	-
Other	(629)	13	195
Total provision (benefit) for income taxes	$8,191	$(6,074)	$(6,223)

The significant components of the Company’s net deferred tax asset as of December 31, 2011 and 2010 are as follows:

(dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$4,327	$4,110
Deferred compensation	709	677
Unrealized loss on securities available for sale	26	613
Realized loss in other than temporary impairment charge	1,109	1,094
Interest income on non-accrual loans	778	1,390
Net operating loss carryforward	12,557	4,726
Other	633	1,388
Total deferred tax assets	20,139	13,998
Deferred tax liabilities:
Deferred loan costs	634	494
Other	610	672
Total deferred tax liabilities	1,244	1,166

Net deferred tax asset before valuation allowance	18,895	12,832

Less: valuation allowance	(14,912)	-
Net deferred tax asset	$3,983	$12,832

The Company’s net deferred tax asset before the consideration of a valuation allowance increased to $18.9 million at December 31, 2011 compared to $12.8 million at December 31, 2010. This increase was primarily driven by an increase in the net operating loss (“NOL”) carryforward balance during the twelve month period ended December 31, 2011. The  $18.9 million net deferred tax asset before valuation allowance as of December 31, 2011 is comprised of $12.6 million currently recognizable through NOL carryforwards and $5.8 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a reduction in tax liabilities. The Company’s largest future reversal relates to its allowance for loan losses, which totaled $4.3 million as of December 31, 2011.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2011.

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustained profitability.

The Company did assess tax planning strategies as defined under paragraph 740-10-30-18 (d.) to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method tax purposes for future fixed asset purchases. The Company believes that these tax planning strategies are (a.) prudent and feasible, (b.) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c.) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance was $18.9 million before valuation allowance as of December 31, 2011.  The tax planning strategies assessed in its analysis resulted in the projected realization of approximately $4.0 million in tax assets which can be considered more likely than not to be realized as of December 31, 2011. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $14.9 million as of December 31, 2011. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

The Internal Revenue Service has completed its audits for all tax years through December 31, 2008.  There are currently no audits in progress.

10.	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $78.7 million and $62.0 million and standby letters of credit of approximately $3.5 million and $3.6 million at December 31, 2011 and 2010, respectively.  Commitments often expire without being drawn upon. Of the $78.7 million of commitments to extend credit at December 31, 2011, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

11.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2011, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2012	$2,303
2013	2,348
2014	2,393
2015	2,411
2016	2,352
Thereafter	32,417
Total	$44,224

The Company incurred rent expense of $2.1 million, $1.9 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $10.7 million of dividends plus an additional amount equal to its net profit for 2012, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

Management believes that Republic met, as of December 31, 2011, all capital adequacy requirements to which it is subject. As of December 31, 2011, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To be well capitalized under FDIC capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier one risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier one leveraged capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

At December 31, 2010:
Total risk based capital
Republic	$97,570	13.51%	$57,775	8.00%	$72,218	10.00%
Company	108,222	14.93%	57,977	8.00%	-	-
Tier one risk based capital
Republic	88,513	12.26%	28,887	4.00%	43,331	6.00%
Company	99,134	13.68%	28,988	4.00%	-	-
Tier one leveraged capital
Republic	88,513	9.85%	35,957	4.00%	44,946	5.00%
Company	99,134	11.01%	36,013	4.00%	-	-

See Item 1A. Risk Factors in Part I for additional information on capital regulatory ratios.

13.  Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan was $307,000 in 2011, $266,000 in 2010 and $274,000 in 2009.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at both December 31, 2011 and 2010 totaled $1.4 million. The expense for the years ended December 31, 2011, 2010 and 2009, totaled $27,000, $55,000, and $53,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $1.9 million and $2.3 million at December 31, 2011 and 2010, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2011, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2011, $572,000 in benefits were vested.

Expense recognized for the deferred compensation plan for 2011, 2010, and 2009 was $112,000, $177,000 and $95,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  The Company purchased approximately 0, 24,489 and 63,800 shares of the Company common stock for $0, $100,000 and $499,000 in 2011, 2010 and 2009, respectively.  Approximately 35,554 shares of Company common stock were forfeited and transferred from stock held by deferred compensation plan to treasury stock at a value of $340,000 in 2008.  Also, approximately 35,554 shares were transferred from treasury stock to stock held by deferred compensation plan at a value of $234,000 in 2008.  As of December 31, 2011, approximately 112,542 shares of Company common stock were classified as stock held by deferred compensation plan.

14.  Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:
Mortgage-backed securities/CMOs	$134,127	$-	$134,127	$-
Municipal securities	11,034	-	11,034	-
Corporate bonds	25,617	-	22,613	3,004
Bank Pooled Trust Preferred Securities	3,410	-	-	3,410
Other securities	135	-	135	-
Securities Available for Sale	$174,323	$-	$167,909	$6,414

December 31, 2010:
Mortgage-backed securities/CMOs	$127,662	$-	$127,662	$-
Municipal securities	9,210	-	9,210	-
Corporate bonds	3,000	-	-	3,000
Bank Pooled Trust Preferred Securities	3,450	-	-	3,450
Other securities	117	-	117	-
Securities Available for Sale	$143,439	$-	$136,989	$6,450

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011, 2010 and 2009:

(dollars in thousands)	2011	2010	2009

Beginning Balance, January 1st	$6,450	$3,926	$4,932

Security transferred to Level 3 measurement	-	3,000	-
Unrealized gains/(losses)	6	(104)	208
Impairment charges on Level 3 securities	(42)	(372)	(2,073)
Adjustment for non-credit component of previously recognized OTTI	-	-	837
Other, including proceeds from calls of investment securities	-	-	22

Ending Balance, December 31st	$6,414	$6,450	$3,926

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used December 31, 2011 and 2010, respectively, are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2011:
Impaired loans	$15,659	$-	$-	$15,659
Other real estate owned	6,479	-	-	6,479

December 31, 2010:
Impaired loans	$35,859	$-	$-	$35,859
Other real estate owned	15,237	-	-	15,237

 The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010:

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the bank pooled trust preferred securities, the financial condition of the issuers of the bank pooled trust preferred securities, and market based assumptions. The INTEX desktop valuation model was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2011 and 2010. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. Trust preferred securities generally allow for prepayments without a prepayment penalty any time after five years.  Due to the lack of new bank pooled trust preferred issuances and the relative poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 2% for both December 31, 2011 and 2010, respectively.

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

The rates of deferral and conditional default are estimated at a range of 0.29% to 0.44% at December 31, 2011 and estimated at 0.36% of December 31, 2010.

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

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various bank pooled trust preferred securities.

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

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of December 31, 2011 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the bank pooled trust preferred securities at December 31, 2011 and December 31, 2010 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the bank pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month and LIBOR 6-month forward-looking curve plus a range of 418 to 1014 basis points.

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

Impaired Loans (Carried at Lower of Cost or Market)

Impaired loans are those that the Company has measured impairment based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loans are collateral dependent.

Other Real Estate Owned (Carried at Lower of Cost or Market)

These assets are carried at the lower of cost or market.  At December 31, 2011 these assets are carried at current fair value.

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$230,955	$230,955	$35,865	$35,865
Investment securities available for sale	174,323	174,323	143,439	143,439
Investment securities held to maturity	140	144	147	157
Restricted stock	5,321	5,321	6,501	6,501
Loans held for sale	925	1,021	-	-
Loans receivable, net	577,442	576,052	608,911	611,813
Accrued interest receivable	3,003	3,003	3,119	3,119

Financial liabilities:
Deposits
Demand, savings and money market	$735,670	$735,670	$524,603	$524,603
Time	216,941	218,137	233,127	234,417
Subordinated debt	22,476	18,247	22,476	17,728
FHLB advances	-	-	-	-
Accrued interest payable	1,049	1,049	953	953

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-
Standby letters-of-credit	-	-	-	-

15.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2011, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years. The Black-Scholes option pricing model is utilized to determine the fair value of stock options.

A summary of the assumptions used in the Black-Scholes option pricing model for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	43.33% to 49.11%	33.67% to 37.37%	21.58% to 27.61%
Risk-free interest rate(3)	1.38% to 2.84%	1.90% to 3.46%	1.99% to 3.31%
Expected life(4)	7.0 years	7.0 years	7.0 years

(1)A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2)Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3)The risk-free interest rate is based on the seven year Treasury bond.
(4)The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.

During 2011, 53,500 shares vested as compared to 10,000 shares in 2010 and 25,850 shares in 2009.  Expense is recognized ratably over the period required to vest.  At December 31, 2011 the intrinsic value of the 839,417 options outstanding was $150, while the intrinsic value of the 227,067 exercisable (vested) was $0. During 2011, 87,933 options were forfeited with a weighted average grant date fair value of $92,076.

Information regarding stock based compensation for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	2011	2010	2009
Stock based compensation expense recognized	$359,000	$276,000	$278,000
Number of unvested stock options	612,350	445,350	328,700
Fair value of unvested stock options	$1,337,780	$1,158,861	$906,844
Amount remaining to be recognized as expense	$554,763	$531,757	$563,950

A summary of stock option activity under the Plan as of December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	663,500	$7.32	544,304	$8.03	467,988	$8.33
Granted	263,850	3.12	162,000	4.55	129,200	6.28
Exercised	-	-	(7,454)	1.81	(34,287)	4.84
Forfeited	(87,933)	5.73	(35,350)	6.81	(18,597)	9.46
Outstanding, end of year	839,417	$6.04	663,500	$7.32	544,304	$8.03

Options exercisable at year-end	227,067	$9.00	218,150	$8.81	215,604	$8.61

Weighted average fair value of options granted during the year		$1.61		$1.90		$2.12

A summary of stock option exercises and related proceeds during the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Number of options exercised	-	7,454	34,287
Cash received	$-	$13,492	$165,950
Intrinsic value	$-	$2,982	$101,011
Tax benefit	$-	$1,044	$35,354

The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.39 to $2.13	43,500	9.4	$1.82	-	$-
$2.77 to $5.12	338,496	8.7	3.70	746	2.77
$5.70 to $8.72	322,257	6.1	7.11	91,157	6.55
$9.93 to $12.13	135,164	3.9	10.69	135,164	10.69
	839,417		$6.04	227,067	$9.00

A roll-forward of nonvested options during the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	445,350	$2.60
Granted	263,850	1.61
Vested	(53,500)	3.74
Forfeited	(43,350)	2.12
Nonvested, end of year	612,350	$2.18

16.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

17.  Transactions with Affiliate

At December 31, 2011 and 2010, Republic had outstanding balances of $10.0 million and $12.6 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly-owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2011 and 2010, Republic had outstanding balances of $5.8 million and $17.2 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

18.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2011 and 2010
(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash	$2,055	$10,713
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	83,343	98,243
Other assets	2,306	1,820
Total Assets	$88,380	$111,452

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accrued expenses	$1,053	$830
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	23,529	23,306

Shareholders’ Equity:
Total Shareholders’ Equity	64,851	88,146

Total Liabilities and Shareholders’ Equity	$88,380	$111,452

Statements of Operations and Changes in Shareholders’ Equity
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009

Interest income	$33	$33	$36
Dividend income from subsidiaries	212	1,294	1,368
Total income	245	1,327	1,404

Trust preferred interest expense	1,117	1,119	1,190
Expenses	288	208	214
Total expenses	1,405	1,327	1,404
Loss before taxes	(1,160)	-	-

Benefit for income taxes	(406)	-	-
Loss before undistributed income of subsidiaries	(754)	-	-
Total equity in undistributed loss of subsidiaries	(23,948)	(10,690)	(11,442)
Net loss	$(24,702)	$(10,690)	$(11,442)

Shareholders’ equity, beginning of year	$88,146	$70,264	$79,327
Shares issued under common stock offering	-	28,802	-
Stock based compensation	359	276	278
Exercise of stock options	-	14	166
Tax benefit of stock option exercises	-	-	14
Deferred compensation plan distributions and transfers	-	-	1,167
Stock purchase for deferred compensation plan	-	(100)	(499)
Net loss	(24,702)	(10,690)	(11,442)
Change in unrealized (loss) gain on securities available for sale	1,048	(420)	1,253
Shareholders’ equity, end of year	$64,851	$88,146	$70,264

Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(24,702)	$(10,690)	$(11,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation plan distributions and transfers	-	-	1,167
Stock purchases for deferred compensation plan	-	(100)	(499)
Share based compensation	359	276	278
Increase in other assets	(486)	(82)	(355)
Increase (decrease) in other liabilities	223	101	(648)
Equity in undistributed losses of subsidiaries	23,948	10,690	11,442
Net cash provided by (used in) operating activities	(658)	195	(57)

Cash flows from investing activities:
Investment in subsidiary	(8,000)	(30,000)	-
Purchase of corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	-	-	-
Net cash used in investing activities	(8,000)	(30,000)	-

Cash flows from financing activities:
Net proceeds from stock offering	-	28,802	-
Exercise of stock options	-	14	166
Issuance of corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	-	-	-
Tax benefit of stock option exercises	-	-	14
Net cash provided by financing activities	-	28,816	180

Increase (decrease) in cash	(8,658)	(989)	123
Cash, beginning of period	10,713	11,702	11,579
Cash, end of period	$2,055	$10,713	$11,702

19.  Related Party Transactions

The Company made payments to related parties in the amount of $333,000 during 2011 as compared to $470,000 during 2010 and $1.8 million during 2009.  The disbursements made during 2011, 2010 and 2009 include $83,000, $195,000 and $1.4 million, respectively, in fees for marketing, re-branding, architectural design, securing approvals and constructive management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a major shareholder of the Company, owning 9.7% of the common shares currently outstanding.  He also acts as a consultant for the Company and is paid $250,000 annually.

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

20.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2011 and 2010.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2011
Interest income	$9,556	$9,726	$9,657	$9,334
Interest expense	2,067	2,087	2,131	1,914
Net interest income	7,489	7,639	7,526	7,420
Provision for loan losses	10,300	616	1,500	3,550
Non-interest income	3,423	3,955	2,076	1,127
Non-interest expense	14,092	9,105	9,011	8,992
Provision (benefit) for income taxes	9,598	509	(429)	(1,487)
Net income (loss)	$(23,078)	$1,364	$(480)	$(2,508)

Net income (loss) per share (1):
Basic	$(0.89)	$0.05	$(0.02)	$(0.10)
Diluted	$(0.89)	$0.05	$(0.02)	$(0.10)

2010
Interest income	$9,369	$10,271	$10,234	$10,435
Interest expense	2,146	2,350	2,723	3,026
Net interest income	7,223	7,921	7,511	7,409
Provision (recovery) for loan losses	(350)	700	10,750	5,500
Non-interest income (loss)	1,589	521	254	475
Non-interest expense	8,991	7,718	7,953	8,405
Provision (benefit) for income taxes	12	(44)	(3,883)	(2,159)
Net income (loss)	$159	$68	$(7,055)	$(3,862)

Net income (loss) per share:
Basic	$0.01	$-	$(0.60)	$(0.37)
Diluted	$0.01	$-	$(0.60)	$(0.37)

(1)Quarterly net income (loss) per share does not add to full year net income (loss) per share due to 2010 stock offering.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (December 31, 2011) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2011 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2011.

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

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2011.

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

ParenteBeard LLC, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their reports, which are included herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Republic First Bancorp, Inc.

We have audited Republic First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic First Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Republic First Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows of Republic First Bancorp, Inc. and our report dated March 16, 2012 expressed an unqualified opinion.

Malvern, Pennsylvania
March 16, 2012

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The text of the Company’s code of ethics is available on the Company’s website at www.myrepublicbank.com.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2011, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	839,417	$6.04		(1)

Equity compensation plans not approved by security holders	-	-	-

Total	839,417	$6.04		(1)

(1) The Amended and Restated Stock Option and Restricted Stock Plan includes an “evergreen formula” which provides that the maximum number of shares which may be issued is 1,540,000 shares plus an annual increase equal to the number of shares required to restore the maximum number of shares available for grant to 1,540,000 shares.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and RelatedTransactions” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Audit-Related information”.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following financial statements of Republic First Bancorp, Inc. are filed as part of this Form 10-K in Item 8:

(1)	Reports of Independent Registered Public Accounting Firm
(2)	Consolidated Balance Sheets as of December 31, 2011 and 2010
(3)	Consolidated Statements of Operation for the years ended December 31, 2011, 2010 and 2009
(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(5)	Consolidated Statements of Changes in Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009
(6)	Notes to Consolidated Financial Statements

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

Exhibit Number	Description	Location
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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.
**

* Constitutes a management compensation agreement or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 16, 2012	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: March 16, 2012	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2012	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 16, 2012	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 16, 2012	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 16, 2012	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 16, 2012	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 16, 2012	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director