Form 10-Q
period 2012-03-31
REPUBLIC FIRST BANCORP INC
filed 2012-05-14
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  [X]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of May 11, 2012

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from banks	$8,627	$13,221
Interest bearing deposits with banks	109,604	217,734
Cash and cash equivalents	118,231	230,955

Investment securities available for sale, at fair value	182,805	174,323
Investment securities held to maturity, at amortized cost (fair value of $143 and $144, respectively)	140	140
Restricted stock, at cost	5,062	5,321
Loans held for sale	1,875	925
Loans receivable (net of allowance for loan losses of $10,756 and $12,050, respectively)	592,506	577,442
Premises and equipment, net	23,131	23,507
Other real estate owned, net	6,135	6,479
Accrued interest receivable	3,033	3,003
Bank owned life insurance	10,436	10,417
Other assets	14,934	14,841
Total Assets	$958,288	$1,047,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$128,935	$226,287
Demand – interest bearing	103,385	109,242
Money market and savings	447,974	400,141
Time Deposits	177,080	216,941
Total Deposits	857,374	952,611
Short-term borrowings	4,516	-
Accrued interest payable	960	1,049
Other liabilities	6,559	6,366
Subordinated debt	22,476	22,476
Total Liabilities	891,885	982,502

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of March 31, 2012 and December 31, 2011	265	265
Additional paid in capital	106,472	106,383
Accumulated deficit	(36,537)	(37,842)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	111	(47)
Total Shareholders’ Equity	66,403	64,851
Total Liabilities and Shareholders’ Equity	$958,288	$1,047,353

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on taxable loans	$8,020	$8,143
Interest and fees on tax-exempt loans	70	68
Interest and dividends on taxable investment securities	1,269	996
Interest and dividends on tax-exempt investment securities	116	113
Interest on federal funds sold and other interest-earning assets	101	14
Total interest income	9,576	9,334
Interest expense:
Demand- interest bearing	171	98
Money market and savings	863	799
Time deposits	581	721
Other borrowings	285	296
Total interest expense	1,900	1,914
Net interest income	7,676	7,420
Provision (credit) for loan losses	(750)	3,550
Net interest income after provision (credit) for loan losses	8,426	3,870
Non-interest income:
Loan advisory and servicing fees	211	37
Gain on sales of SBA loans	1,086	697
Service fees on deposit accounts	210	169
Other-than-temporary impairment losses	(17)	-
Bank owned life insurance income	19	31
Other non-interest income	137	193
Total non-interest income	1,646	1,127
Non-interest expenses:
Salaries and employee benefits	4,134	3,338
Occupancy	844	855
Depreciation and amortization	518	528
Legal	889	295
Other real estate owned	98	1,359
Advertising	50	105
Data processing	264	247
Insurance	134	217
Professional fees	293	434
Regulatory assessments and costs	338	483
Taxes, other	260	213
Other operating expenses	1,014	918
Total non-interest expense	8,836	8,992
Income (loss) before benefit for income taxes	1,236	(3,995)
Benefit for income taxes	(69)	(1,487)
Net income (loss)	$1,305	$(2,508)
Net income (loss) per share:
Basic	$0.05	$(0.10)
Diluted	$0.05	$(0.10)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,305	$(2,508)

Other comprehensive income, net of tax
Unrealized gain on securities (pre-tax $230 and $1,030, respectively)	147	660
Reclassification adjustment for impairment charge (pre-tax $17 and $0, respectively)	11	-

Total other comprehensive income	158	660

Total comprehensive income (loss)	$1,463	$(1,848)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,305	$(2,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Credit) provision for loan losses	(750)	3,550
Writedown of other real estate owned	10	1,099
Depreciation and amortization	518	528
Share based compensation	89	86
Impairment charges on investment securities	17	-
Amortization of premiums/(discounts) on investment securities	67	45
Proceeds from sales of SBA loans	11,408	8,225
SBA loans originated for sale	(11,272)	(13,684)
Gains on sales of SBA loans originated for sale	(1,086)	(697)
Increase in value of bank owned life insurance	(19)	(31)
Increase in accrued interest receivable and other assets	(206)	(693)
Increase (decrease) in accrued interest payable and other liabilities	104	(135)
Net cash provided by (used in) operating activities	185	(4,215)

Cash flows from investing activities:
Purchase of investment securities available for sale	(14,775)	-
Proceeds from the maturity or call of securities available for sale	6,450	4,785
Proceeds from redemption of FHLB stock	259	318
Net increase in loans	(14,314)	(10,999)
Net proceeds from sale of other real estate owned	334	61
Premises and equipment expenditures	(142)	(121)
Net cash used in investing activities	(22,188)	(5,956)

Cash flows from financing activities:
Net decrease in demand, money market and savings deposits	(55,376)	(36,575)
Net (decrease) increase in time deposits	(39,861)	39,922
Net increase in short-term borrowings	4,516	-
Net cash (used in) provided by financing activities	(90,721)	3,347

Net decrease in cash and cash equivalents	(112,724)	(6,824)
Cash and cash equivalents, beginning of year	230,955	35,865
Cash and cash equivalents, end of period	$118,231	$29,041

Supplemental disclosures:
Interest paid	$1,989	$1,770

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			1,305				1,305
Other comprehensive income						158	158
Total comprehensive income			1,305			158	1,463
Stock based compensation		89					89
Balance March 31, 2012	$265	$106,472	$(36,537)	$(3,099)	$(809)	$111	$66,403

Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Net loss			(2,508)				(2,508)
Other comprehensive income						660	660
Total comprehensive loss			(2,508)			660	(1,848)
Stock based compensation		86					86
Balance March 31, 2011	$265	$106,110	$(15,648)	$(3,099)	$(809)	$(435)	$86,384

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1.    Note 1:  Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2012, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

A summary of the assumptions used in the Black-Scholes option pricing model for 2012 and 2011 are as follows:

	2012	2011
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.12%	49.11%
Risk-free interest rate(3)	1.36%	2.84%
Expected life(4)	7.0 years	7.0 years

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3) The risk-free interest rate is based on the seven year Treasury bond.
(4) The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.

During the three months ended March 31, 2012 and 2011, 21,000 shares and 53,500 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2012 the intrinsic value of the 1,001,526 options outstanding was $139,213, while the intrinsic value of the 145,926 exercisable (vested) options was $0.

Information regarding stock based compensation for the three months ended March 31, 2012 and 2011 is set forth below:

	2012	2011
Stock based compensation expense recognized	$89,000	$86,000
Number of unvested stock options	855,600	562,950
Fair value of unvested stock options	$1,555,074	$1,235,096
Amount remaining to be recognized as expense	$734,256	$724,281

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three months ended March 31, 2012 and 2011, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands, except per share amounts):
	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,305	$(2,508)

Weighted average shares outstanding	25,973	25,973

Net income (loss) per share – basic and diluted	$0.05	$(0.10)

Recent Accounting Pronouncements

ASU 2011-12
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration.  The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.  The adoption of this guidance did not have a material effect on its consolidated financial statements.

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

The Update is effective for fiscal years and interim periods beginning after December 31, 2011.  The adoption of this guidance did not have a material effect on its consolidated financial statements but expanded related disclosures.

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

The Update is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material effect on its consolidated financial statements but expanded disclosures surrounding fair value.

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

Note 4:  Segment Reporting

The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as, consumer loan products in the area surrounding its branches.

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2012 and December 31, 2011 is as follows:

	At March 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$138,325	$3,644	$(134)	$141,835
Municipal securities	10,934	521	(256)	11,199
Corporate bonds	26,883	7	(652)	26,238
Trust Preferred Securities	6,358	-	(2,959)	3,399
Other securities	131	3	-	134
Total securities available for sale	$182,631	$4,175	$(4,001)	$182,805

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	3	-	141
Total securities held to maturity	$140	$3	$-	$143

	At December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities/CMOs	$130,146	$3,981	$-	$134,127
Municipal securities	10,863	494	(323)	11,034
Corporate bonds	26,881	17	(1,281)	25,617
Trust Preferred Securities	6,375	-	(2,965)	3,410
Other securities	131	4	-	135
Total securities available for sale	$174,396	$4,496	$(4,569)	$174,323

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	4	-	142
Total securities held to maturity	$140	$4	$-	$144

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2012 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$99	$112	$75	$75
After 1 year to 5 years	104,454	106,991	45	48
After 5 years to 10 years	63,763	61,025	-	-
After 10 years	14,315	14,677	-	-
No stated maturity	-	-	20	20
Total	$182,631	$182,805	$140	$143

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of March 31, 2012 and December 31, 2011, the mortgage backed securities and collateralized mortgage obligations included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of March 31, 2012 and December 31, 2011.  In addition, the Company did not hold any private issued CMO’s as of March 31, 2012 and December 31, 2011.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, requires the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2012 and 2011 amounted to $17,000 and $0 respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2012	2011

Beginning Balance, January 1st	$3,925	$3,883
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	17	-
Reductions for securities sold during the period (realized)	-	-
Reductions for securities for which the amount previously recognized in other	-	-
comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, March 31,	$3,942	$3,883

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At March 31, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$16,344	$134	$9	$-	$16,353	$134
Municipal securities	-	-	4,606	256	4,606	256
Corporate bonds	23,231	652	-	-	23,231	652
Trust Preferred Securities	-	-	3,399	2,959	3,399	2,959
Other securities	75	-	-	-	75	-
Total	$39,650	$786	$8,014	$3,215	$47,664	$4,001

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities/CMOs	$-	$-	$9	$-	$9	$-
Municipal securities	-	-	4,490	323	4,490	323
Corporate bonds	18,714	1,281	-	-	18,714	1,281
Trust Preferred Securities	-	-	3,410	2,965	3,410	2,965
Other securities	-	-	-	-	-	-
Total	$18,714	$1,281	$7,909	$3,288	$26,623	$4,569

The impairment of the investment portfolio totaled $4.0 million with a total fair value of $47.7 million at March 31, 2012.  The unrealized loss associated with the trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at March 31, 2012.

The unrealized loss on the remaining securities is due to changes in market value resulting from changes in market interest rates and is also considered temporary.  At March 31, 2012, the investment portfolio included twenty-five municipal securities with a total market value of $11.2 million.  These securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $5.6 million.  As of March 31, 2012, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011

Commercial real estate	$343,838	$344,377
Construction and land development	35,424	35,061
Commercial and industrial	96,586	87,668
Owner occupied real estate	107,804	102,777
Consumer and other	16,832	16,683
Residential mortgage	3,114	3,150
Total loans receivable	603,598	589,716
Deferred costs (fees)	(336)	(224)
Allowance for loan losses	(10,756)	(12,050)
Net loans receivable	$592,506	$577,442

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$14,449	$14,525	$-	$11,053	$11,123	$-
Construction and land development	3,303	6,410	-	6,165	12,011	-
Commercial and industrial	2,599	2,599	-	4,781	4,895	-
Owner occupied real estate	2,473	2,473	-	506	506	-
Consumer and other	874	1,093	-	958	1,196	-
Total	$23,698	$27,100	$-	$23,463	$29,731	$-

With an allowance recorded:
Commercial real estate	$5,979	$5,979	$1,313	$9,023	$9,023	$2,066
Construction and land development	3,428	7,283	935	818	1,933	98
Commercial and industrial	5,526	8,109	1,183	3,539	6,009	629
Owner occupied real estate	1,343	1,343	291	1,356	1,356	311
Total	$16,276	$22,714	$3,722	$14,736	$18,321	$3,104

Total:
Commercial real estate	$20,428	$20,504	$1,313	$20,076	$20,146	$2,066
Construction and land development	6,731	13,693	935	6,983	13,944	98
Commercial and industrial	8,125	10,708	1,183	8,320	10,904	629
Owner occupied real estate	3,816	3,816	291	1,862	1,862	311
Consumer and other	874	1,093	-	958	1,196	-
Total	$39,974	$49,814	$3,722	$38,199	$48,052	$3,104

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2012 and March 31, 2011:

	March 31, 2012		March 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$14,615	$193	$37,962	$364
Construction and land development	3,428	30	17,883	53
Commercial and industrial	2,627	35	4,223	27
Owner occupied real estate	1,490	27	2,118	19
Consumer and other	916	2	652	-
Total	$23,076	$287	$62,838	$463

With an allowance recorded:
Commercial real estate	$5,637	$55	$8,410	$81
Construction and land development	3,428	-	6,641	3
Commercial and industrial	5,595	14	3,048	6
Owner occupied real estate	1,350	12	3,418	59
Total	$16,010	$81	$21,517	$149

Total:
Commercial real estate	$20,252	$248	$46,372	$445
Construction and land development	6,856	30	24,524	56
Commercial and industrial	8,222	49	7,271	33
Owner occupied real estate	2,840	39	5,536	78
Consumer and other	916	2	652	-
Total	$39,086	$368	$84,355	$612

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $167,000 and $637,000 for the three months March 31, 2012 and 2011, respectively

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2012 and March 31, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
March 31, 2012
Allowance for loan losses:

Beginning balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(492)	-	(52)	-	(1)	-	-	(545)
Recoveries	-	-	-	-	1	-	-	1
Provisions (credits)	(2,509)	1,611	343	(508)	(7)	(3)	323	(750)
Ending balance	$4,371	$2,169	$2,219	$1,455	$106	$20	$416	$10,756

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
March 31, 2011
Allowance for loan losses:

Beginning balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(522)	-	-	-	(31)	-	-	(553)
Recoveries	9	-	-	-	-	-	-	9
Provisions (credits)	677	758	1,326	70	22	(9)	706	3,550
Ending balance	$7,407	$1,595	$2,769	$1,645	$121	$32	$881	$14,450

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$1,313	$935	$1,183	$291	$-	$-	$-	$3,722

Ending balance: collectively evaluated for impairment	$3,058	$1,234	$1,036	$1,164	$106	$20	$416	$7,034

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$343,838	$35,424	$96,586	$107,804	$16,832	$3,114	$-	$603,598

Ending balance: individually evaluated for impairment	$20,428	$6,731	$8,125	$3,816	$874	$-	$-	$39,974

Ending balance: collectively evaluated for impairment	$323,410	$28,693	$88,461	$103,988	$15,958	$3,114	$-	$563,624

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$2,066	$98	$629	$311	$-	$-	$-	$3,104

Ending balance: collectively evaluated for impairment	$5,456	$460	$1,299	$1,502	$113	$23	$93	$8,946

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$-	$589,716

Ending balance: individually evaluated for impairment	$20,076	$6,983	$8,320	$1,862	$958	$-	$-	$38,199

Ending balance: collectively evaluated for impairment	$324,301	$28,078	$79,348	$100,915	$15,725	$3,150	$-	$551,517

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2012:
Commercial real estate	$5,713	$-	$1,721	$7,434	$336,404	$343,838	$-
Construction and landdevelopment	-	-	4,021	4,021	31,403	35,424	-
Commercial and industrial	46	-	4,169	4,215	92,371	96,586	-
Owner occupied real estate	1,537	-	-	1,537	106,267	107,804	-
Consumer and other	140	53	811	1,004	15,828	16,832	-
Residential mortgage	-	-	-	-	3,114	3,114	-
Total	$7,436	$53	$10,722	$18,211	$585,387	$603,598	$-

At December 31, 2011:
Commercial real estate	$8,662	$390	$1,880	$10,932	$333,445	$344,377	$-
Construction and landdevelopment	-	-	4,022	4,022	31,039	35,061	-
Commercial and industrial	-	-	4,673	4,673	82,995	87,668	748
Owner occupied real estate	1,043	-	-	1,043	101,734	102,777	-
Consumer and other	1	-	737	738	15,945	16,683	-
Residential mortgage	-	-	-	-	3,150	3,150	-
Total	$9,706	$390	$11,312	$21,408	$568,308	$589,716	$748

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012:
Commercial real estate	$309,562	$5,347	$28,929	$-	$343,838
Construction and land development	27,945	-	7,479	-	35,424
Commercial and industrial	87,004	247	9,335	-	96,586
Owner occupied real estate	103,972	111	3,721	-	107,804
Consumer and other	15,627	74	1,131	-	16,832
Residential mortgage	3,114	-	-	-	3,114
Total	$547,224	$5,779	$50,595	$-	$603,598

December 31, 2011:
Commercial real estate	$310,364	$8,573	$25,440	$-	$344,377
Construction and land development	27,224	-	7,837	-	35,061
Commercial and industrial	77,888	248	9,532	-	87,668
Owner occupied real estate	99,031	-	3,746	-	102,777
Consumer and other	15,468	209	1,006	-	16,683
Residential mortgage	3,150	-	-	-	3,150
Total	$533,125	$9,030	$47,561	$-	$589,716

The following table shows non-accrual loans by class as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial real estate	$1,721	$1,880
Construction and land development	4,021	4,022
Commercial and industrial	4,169	3,925
Owner occupied real estate	-	-
Consumer and other	811	737
Residential mortgage	-	-
Total	$10,722	$10,564

Troubled Debt Restructurings

     The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a potential troubled debt restructuring.  Since the adoption of this accounting guidance, the Company has identified two loans as troubled debt restructurings for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying these receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35.

The following table summarizes information in regards to troubled debt restructurings for the period ended March 31, 2012 and December 31, 2011:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
March 31, 2012:
Commercial real estate	$2,109	$-	$2,109
Construction and land development	2,374	-	2,374
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$4,483	$-	$4,483

December 31, 2011:
Commercial real estate	$2,383	$-	$2,383
Construction and land development	2,625	-	2,625
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,008	$-	$5,008

       There were no new troubled debt restructurings identified during the three month period ended March 31, 2012.  There were no troubled debt restructurings that subsequently defaulted.

The Company modified one commercial real estate loan and one construction and land development loan during the year ended December 31, 2011.  As a result of the modified terms of the new commercial estate loan, the Company accelerated the maturity date of the loan.  The effective interest rate of the modified commercial real estate loan was reduced when compared to the interest rate of the original loan.  The commercial real estate loan has also been converted to interest only payments for a period of time.  The commercial real estate loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.  As a result of the modified terms of the new construction and land development loan, the Company extended the maturity date of such loan.  The effective interest rate of the modified construction and land development loan was reduced when compared to the interest rate of the original loan.  The construction and land development loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.

Note 7:  Fair Value of Financial Instruments

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

The Company follows the guidance issued under ASC 820-10, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

    ASC 820-10 establishes a fair value hierarchy that categorizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).  The three levels of the fair value hierarchy under ASC 820-10 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2012:
Mortgage-backed securities/CMOs	$141,835	$-	$141,835	$-
Municipal securities	11,199	-	11,199	-
Corporate bonds	26,238	-	23,231	3,007
Trust Preferred Securities	3,399	-	-	3,399
Other securities	134	-	134	-
Securities Available for Sale	$182,805	$-	$176,399	$6,406

December 31, 2011:
Mortgage-backed securities/CMOs	$134,127	$-	$134,127	$-
Municipal securities	11,034	-	11,034	-
Corporate bonds	25,617	-	22,613	3,004
Trust Preferred Securities	3,410	-	-	3,410
Other securities	135	-	135	-
Securities Available for Sale	$174,323	$-	$167,909	$6,414

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,410	$3,004	$3,450	$3,000
Unrealized gains (losses)	6	3	151	-
Impairment charges on Level 3	(17)	-	-	-
Balance, March 31,	$3,399	$3,007	$3,601	$3,000

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2012:
Impaired loans	$13,575	$-	$-	$13,575
Other real estate owned	6,135	-	-	6,135

December 31, 2011:
Impaired loans	$15,659	$-	$-	$15,659
Other real estate owned	6,479	-	-	6,479

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements March 31, 2012
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average (3)
Impaired loans	$ 13,575	Fair Value of Collateral (1)	Appraised Value (2)	7% - 39% (22%)

Other real estate owned	$ 6,135	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	8% (8%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which include level 3 inputs that are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3) The range and weighted average of liquidation expenses are presented as a percent of the appraised value.

The significant unobservable inputs for impaired loans and other real estate owned are the appraised value or the sales price.  These values are adjusted for estimated costs to sell which are incremental direct costs to transact a sale such as broker commissions, legal, closing costs and title transfer fees. The costs must be considered essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with the Company’s actual sales of other real estate owned which are assessed annually.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments, are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are primarily comprised of various issues of trust preferred securities and a single corporate bond.

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

A third party pricing service was used in the development of the fair market valuation. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2012 and December 31, 2011. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, please refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. Trust preferred securities generally allow for prepayments without a prepayment penalty any time after 5 years.  Due to the lack of new trust preferred issuances and the relativity poor conditions of the financial institution industry, the rate of voluntary prepayments are estimated at 1%.

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

The rates of deferral and conditional default are estimated at ranges of 0.28% to 0.42% at March 31, 2012 and 0.29% to 0.44% at December 31, 2011.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research that indicates that recoveries on trust preferred securities are low (less than 20%). The loss severity estimates are estimated at 95%.

Ratings Agencies. The major ratings agencies have recently been cutting the ratings on various trust preferred securities

Bond Waterfall. The trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. We invested in the mezzanine tranches for all of the trust preferred securities. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of March 31, 2012 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at March 31, 2012 and December 31, 2011 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward-looking curve plus a range of 433 to 1,059 basis points. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Corporation’s senior and mezzanine tranches of trust preferred securities.  The values of the Corporation’s mezzanine tranches of trust preferred securities are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Corporation’s holdings are not quantifiably estimable.

Also included in Level 3 investment securities classified as available for sale is a single-issue corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the single underlying institution, which is supported by a detailed quarterly review of the institution’s financial statements.  The institution is a “well capitalized” institution under banking regulations and has recently demonstrated the ability to raise additional capital, when necessary, through the public capital market.  The fair value of this corporate bond is estimated by obtaining a price of an equivalent floating rate debt instrument from Bloomberg.

Loans Receivable, including Loans Held for Sale (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2012, these assets were carried at current market value.

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

Subordinated Debt (Carried at Cost)

Fair values of subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.  Due to the significant judgment involved in developing the spreads used to value the subordinated debt, it is classified within level 3 of the fair value hierarchy.

Off-Balance Sheet Financial Instruments

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$118,231	$118,231	$118,231	$-	$-
Investment securities available for sale	182,805	182,805	-	176,399	6,406
Investment securities held to maturity	140	143	-	143	-
Restricted stock	5,062	5,062	5,062	-	-
Loans held for sale	1,875	2,100	-	2,100	-
Loans receivable, net	592,506	590,964	-	-	590,964
Accrued interest receivable	3,033	3,033	3,003	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$680,294	$680,294	$680,294	$-	$-
Time	177,080	178,058	-	178,058	-
Subordinated debt	22,476	18,545	-	-	18,545
Short-term borrowings	4,516	4,516	4,516	-	-
Accrued interest payable	960	960	960	-	-

Off-Balance Sheet Data
Commitments to extend credit	-	-	-	-	-
Standby letters-of-credit	-	-	-	-	-

	December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$230,955	$230,955
Investment securities available for sale	174,323	174,323
Investment securities held to maturity	140	144
Restricted stock	5,321	5,321
Loans held for sale	925	1,021
Loans receivable, net	577,442	576,052
Accrued interest receivable	3,003	3,003

Financial liabilities:
Deposits
Demand, savings and money market	$735,670	$735,670
Time	216,941	218,137
Subordinated debt	22,476	18,247
Short-term borrowings	-	-
Accrued interest payable	1,049	1,049

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may,” “believes,” “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; new service and product offerings by competitors and price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-K for the year ended December 31, 2011 and other documents the Company files from time to time with the SEC, such as Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Financial Condition

Assets

Total assets decreased by $89.1 million to $958.3 million at March 31, 2012, compared to $1.0 billion at December 31, 2011, mainly due to a decrease in cash and cash equivalents.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $1.9 million at March 31, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2012.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $14.3 million at March 31, 2012.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $13.8 million, to $603.3 million at March 31, 2012, compared to $589.5 million at December 31, 2011 mainly as a result of new originations in the commercial and industrial category.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds and trust preferred securities. Available-for-sale securities totaled $182.8 million at March 31, 2012, compared to $174.3 million at December 31, 2011.  The increase of $8.5 million was primarily due to the purchase of fixed rate CMO securities totaling $14.6 million during the first quarter of 2012.  At March 31, 2012, the portfolio had a net unrealized gain of $174,000 compared to a net unrealized loss of $73,000 at December 31, 2011.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities and stocks. At March 31, 2012 and December 31, 2011, securities held to maturity totaled $140,000 for both periods.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of March 31, 2012 and December 31, 2011, consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In the first quarter of 2012, the FHLB repurchased 5% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. Decisions regarding any future repurchases of restricted stock will be made on a quarterly basis.  The FHLB issued its first dividend payment since 2008 during the first quarter of 2012.

At March 31, 2012 and December 31, 2011, the investment in FHLB stock totaled $4.9 million and $5.2 million, respectively.  At both March 31, 2012 and December 31, 2011, ACBB stock totaled $143,000.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these three categories decreased by $112.7 million, to $118.2 million at March 31, 2012, from $231.0 million at December 31, 2011.  This decrease was primarily caused by the decrease in deposit balances, growth in outstanding loan balances and the purchase of investment securities during the first three months of 2012.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.
Total deposits decreased by $95.2 million to $857.4 million at March 31, 2012 from $952.6 million at December 31, 2011.  The decrease was primarily the result of $96.6 million in temporary demand deposits received just prior to the end of the fourth quarter 2011 that were withdrawn early in the first quarter 2012.

Short-Term Borrowings

Short-term borrowings are used to supplement deposits as a source of funds.  Republic had $4.5 million of short-term borrowings outstanding at March 31, 2012 and $0 at December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity increased $1.6 million to $66.4 million at March 31, 2012, compared to $64.9 million at December 31, 2011, primarily due to the net income recognized during the first quarter 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

The Company reported net income of $1.3 million, or $0.05 per share, for the three months ended March 31, 2012, as compared to a net loss of $2.5 million, or $0.10 per share, for the three months ended March 31, 2011, mainly due to a decrease in the provision for loan losses recorded during the first quarter 2012.

Net interest income for the three month period ended March 31, 2012 increased slightly to $7.7 million as compared to $7.4 million for the three month period ended March 31, 2011.  Interest income increased $242,000, or 2.6%, from $9.3 million for the three months ended March 31, 2011 to $9.6 million for the three months ended March 31, 2012, primarily due to an increase in income from investment securities.  Interest expense was $1.9 million for both the three months ended March 31, 2012 and 2011 as higher average deposit balances were offset by lower rates.

Non-interest income increased $519,000 to $1.6 million during the three months ended March 31, 2012 compared to $1.1 million during the three months ended March 31, 2011 primarily due to an increase in gains on sales of SBA loans. Non-interest expenses decreased $156,000 to $8.8 million during the three months ended March 31, 2012 as compared to $9.0 million during the three months ended March 31, 2011 primarily due to reduced write downs and carrying costs associated with other real estate owned partially offset by increases in personnel and legal expenses. Return on average assets and average equity from continuing operations were 0.53% and 8.03%, respectively, during the three months ended March 31, 2012 compared to (1.17)% and (11.59)%, respectively, for the three months ended March 31, 2011.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the applicable periods (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  All yields are adjusted for tax equivalency.

	Average Balances and Net Interest Income
	For the three months ended March 31, 2012			For the three months ended March 31, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$162,103	$101	0.25%	$14,675	$14	0.39%
Investment securities and restricted stock	178,650	1,447	3.24%	149,485	1,170	3.13%
Loans receivable	592,828	8,127	5.51%	629,825	8,248	5.31%
Total interest-earning assets	933,581	9,675	4.17%	793,985	9,432	4.82%
Other assets	55,168			76,454
Total assets	$988,749			$870,439

Interest-earning liabilities:
Demand – non-interest bearing	$144,855			$127,055
Demand – interest bearing	117,794	$171	0.58%	63,870	$98	0.62%
Money market & savings	431,106	863	0.81%	309,805	799	1.05%
Time deposits	199,523	581	1.17%	241,191	721	1.21%
Total deposits	893,278	1,615	0.73%	741,921	1,618	0.88%
Total interest-bearing deposits	748,423	1,615	0.87%	614,866	1,618	1.07%
Other borrowings	22,575	285	5.08%	31,946	296	3.76%
Total interest-bearing liabilities	$770,998	1,900	0.99%	$646,812	1,914	1.20%
Total deposits and other borrowings	915,853	1,900	0.83%	773,867	1,914	1.00%
Non interest-bearing other liabilities	7,518			8,781
Shareholders’ equity	65,378			87,791
Total liabilities and shareholders’ equity	$988,749			$870,439
Net interest income (2)		$7,775			$7,518
Net interest spread			3.18%			3.62%
Net interest margin (2)			3.35%			3.84%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $99 and $97 for the three months ended March 31, 2012 and 2011, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended March 31, 2012 vs. 2011
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$92	$(5)	$87
Securities	236	41	277
Loans	(518)	397	(121)
Total interest-earning assets	(190)	433	243

Interest expense:
Deposits
Interest-bearing demand deposits	78	(5)	73
Money market and savings	256	(193)	63
Time deposits	(121)	(18)	(139)
Total deposit interest expense	213	(216)	(3)
Other borrowings	(18)	7	(11)
Total interest expense	195	(209)	(14)
Net interest income	$(385)	$642	$257

Net Interest Income

The Company’s total tax equivalent interest income increased $243,000, or 2.6%, to $9.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The primary reason for the increase is the $29.2 million increase in average investment securities from the same prior year period as the Company reduced its average non-performing assets with its bulk sale of distressed loans and foreclosed properties during the fourth quarter of 2011. Average loans receivable declined $37.0 million due to the aforementioned sale of loans which was offset by a 20 basis point increase in loan yields.  Average federal funds sold and other interest-earning assets increased $147.4 million driven by an increase in average deposits.

The Company’s total interest expense was $1.9 million for the three months ended March 31, 2012 and 2011. Average deposit balances increased $151.4 million for the three months ended March 31, 2012 as compared to the same prior year period as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits.  Average other borrowings decreased $9.4 million during the same period, primarily as a result of the reduced dependence on outside borrowings and focus on low-cost core deposit funding sources.  The average rate paid on interest-bearing liabilities decreased 21 basis points to 0.99% for the three months ended March 31, 2012.  Average time deposit balances declined $41.7 million for the three months ended March 31, 2012 as compared to the same prior year period.  The maturity and rollover of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 4 basis points to 1.17% for the three months ended March 31, 2012.  Rates on total interest-bearing deposits decreased 20 basis points during the three months ended March 31, 2012 as compared to the same prior year period.

The Company’s tax equivalent net interest margin decreased 49 basis points to 3.35% for the three months ended March 31, 2012, compared to 3.84% for the comparable prior year period and the Company’s tax equivalent net interest income increased $257,000, or 3.4%, to $7.8 million for the three months ended March 31, 2012 as compared to the same prior year period.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company recorded a negative (credit) provision for loan losses in the amount of $750,000 for the three months ended March 31, 2012 compared to a $3.6 million provision for the three months ended March 31, 2011. The negative provision recorded during the first quarter of 2012 was mainly attributable to a reduction in the general reserve component of the allowance for loan loss calculation caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Non-Interest Income

Total non-interest income increased to $1.6 million for the three months ended March 31, 2012, compared to $1.1 million for the three months ended March 31, 2011, primarily due to an increase in gains on the sale of SBA loans during the first quarter of 2012.

Non-Interest Expenses

Total non-interest expenses decreased $156,000 to $8.8 million for the three months ended March 31, 2012, compared to $9.0 million for the three months ended March 31, 2011.  The decrease in total non-interest expenses was primarily due to reduced write downs and carrying costs associated with other real estate owned of $1.3 million and a decrease in regulatory assessments and costs of $145,000.  These decreases were offset by increases in salaries and employee benefits of $796,000 as a result of annual merit increases and the addition of the SBA lending team for a full quarter and increased legal expenses of $594,000.

Benefit for Income Taxes

The benefit for income taxes decreased by $1.4 million to a $69,000 benefit for the three months ended March 31, 2012, compared to a $1.5 million benefit for the three months ended March 31, 2011.  The $69,000 benefit recorded during the first quarter 2012 was the net result of a tax provision in the amount of $365,000 calculated on the net profit generated during the period, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $434,000.  The effective tax rates for the three-month periods ended March 31, 2012 and 2011 were 30% and 37%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of March 31, 2012 and December 31, 2011.

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

The net deferred tax asset balance before consideration of a valuation allowance was $18.5 million as of March 31, 2012 and $18.9 million as of December 31, 2011.  The tax planning strategies assessed resulted in the projected realization of approximately $4.0 million in tax assets which can be considered more likely than not to be realized as of March 31, 2012 and December 31, 2011. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $14.5 million as of March 31, 2012 and $14.9 million as of December 31, 2011. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $74.2 million and $71.5 million, and standby letters of credit of approximately $3.7 and $3.3 million, at March 31, 2012 and December 31, 2011, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $74.2 million of commitments to extend credit at March 31, 2012 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2012:
Total risk based capital
Republic	$93,320	12.85%	$58,092	8.00%	$72,615	10.00%
Company	94,799	13.00%	58,345	8.00%	-	-
Tier one risk based capital
Republic	84,222	11.60%	29,046	4.00%	43,569	6.00%
Company	85,662	11.75%	29,172	4.00%	-	-
Tier one leveraged capital
Republic	84,222	8.55%	39,401	4.00%	49,251	5.00%
Company	85,662	8.69%	34,453	4.00%	-	-

At December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier one risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier one leveraged capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

See Item 1A. Risk Factors in Part I on Form 10-K for the fiscal year ended December 31, 2011 for additional information on regulatory capital ratios.

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2012.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements. See Item 1A. Risk Factors in Part I on Form 10-K for the fiscal year ended December 31, 2011 for additional information on restrictions on dividends.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $118.2 million at March 31, 2012, compared to $231.0 million at December 31, 2011. Loan maturities and repayments are another source of asset liquidity. At March 31, 2012, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending September 30, 2012. Additionally, the majority of its investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At March 31, 2012, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $77.9 million. Certificates of deposit scheduled to mature in one year totaled $142.1 million at March 31, 2012. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh.  The Company is required to pledge qualified collateral to access its full borrowing capacity, which was $300.6 million at March 31, 2012.  As of March 31, 2012 and December 31, 2011, the Company had no outstanding term or short-term borrowings with the FHLB.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had $4.5 million outstanding against the ACBB line of credit at March 31, 2012 and no amounts outstanding at December 31, 2011.

Investment Securities Portfolio

At March 31, 2012, the Company had identified certain investment securities that are being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consisted of U.S Government Agency issued mortgage-backed securities, which include collateralized mortgage obligations (CMOs), municipal securities, corporate bonds and trust preferred securities.  Available-for-sale securities totaled $182.8 million and $174.3 million as of March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, the portfolio had a net unrealized gain of $174,000 and a net unrealized loss of $73,000, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.3 million at March 31, 2012.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Loans accruing, but past due 90 days or more	$-	$748
Non-accrual loans	10,722	10,564
Total non-performing loans (1)	10,722	11,312
Other real estate owned	6,135	6,479
Total non-performing assets (1)	$16,857	$17,791

Non-performing loans as a percentage of total loans, net of unearned income (1)	1.78%	1.92%
Non-performing assets as a percentage of total assets	1.76%	1.70%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due.  Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing asset balances reached a peak during the second quarter of 2010 as a result of the challenging economic environment, which caused an increase in loan delinquencies and a significant decline in collateral values mainly impacting our commercial real estate loan portfolio.  Non-performing asset balances have trended lower on a consistent basis since that period.

Non-accrual loans increased $158,000 to $10.7 million at March 31, 2012, from $10.6 million at December 31, 2011.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At March 31, 2012 and December 31, 2011, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Republic had delinquent loans as follows: (i.) 30 to 59 days past due in the aggregate principal amount of $7.4 million and $9.7 million at March 31, 2012 and December 31, 2011, respectively; and (ii.) 60 to 89 days past due in the aggregate principal amount of $53,000 and $390,000 at March 31, 2012 and December 31, 2011, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $344,000 to $6.1 million at March 31, 2012 from $6.5 million at December 31, 2011 primarily due to the sale of one property in the first quarter of 2012.

The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2012 and the year ended December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Beginning Balance, January 1st	$6,479	$15,237
Additions	-	6,792
Valuation adjustments	(10)	(6,103)
Dispositions	(334)	(9,447)
Ending Balance	$6,135	$6,479

The valuation adjustments and dispositions recorded during the year ended December 31, 2011 were primarily driven by a bulk sale of distressed loans and foreclosed properties which closed during the fourth quarter of 2011. At March 31, 2012, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310-10 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450. The third component is an unallocated allowance to account for a level of imprecision in management’s estimation process.

The Company evaluates loans for impairment and potential charge-off on a quarterly basis.  Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any loan relationships have deteriorated. Any loan rated as substandard or lower will have an individual collateral evaluation analysis prepared to determine if a deficiency exists. We first evaluate the primary repayment source.  If the primary repayment source is seriously inadequate and unlikely to repay the debt, we then look to the secondary and/or tertiary repayment sources. Secondary sources are conservatively reviewed for liquidation values. Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

Factors considered in the calculation of the allowance for non-impaired loans include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions along with other external factors. Historical loss experience is analyzed by reviewing charge-offs over a five year period to determine loss rates consistent with the loan categories depicted in the allowance for loan loss table below.

Prior to the first quarter of 2012, historical losses for all commercial loans secured by real estate were aggregated into one group for purposes of calculating a loss rate for the allowance for loan loss calculation. During the first quarter of 2012, management elected to disaggregate this grouping into five separate categories based on distinct risk factors to provide a more detailed estimate for the allowance calculation. This change resulted in a reduction based on distinct risk factors of approximately $2.2 million in the estimated allowance required for non-impaired loans.

The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan losses. The allowance for loan losses is subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding the adequacy and the methodology employed in their determination.

An analysis of the allowance for loan losses for the three months ended March 31, 2012 and 2011, and the twelve months ended December 31, 2011 is as follows (dollars in thousands):

	For the three months ended March 31, 2012	For the twelve months ended December 31, 2011	For the three months ended March 31, 2011
Balance at beginning of period	$12,050	$11,444	$11,444
Charge-offs:
Commercial real estate	492	8,783	522
Construction and land development	-	3,719	-
Commercial and industrial	52	1,088	-
Owner occupied real estate	-	1,838	-
Consumer and other	1	41	31
Residential mortgage	-	-	-
Total charge-offs	545	15,469	553
Recoveries:
Commercial real estate	-	44	9
Construction and land development	-	10	-
Commercial and industrial	-	-	-
Owner occupied real estate	-	15	-
Consumer and other	1	40	-
Residential mortgage	-	-	-
Total recoveries	1	109	9
Net charge-offs	544	15,360	544
Provision (credit) for loan losses	(750)	15,966	3,550
Balance at end of period	$10,756	$12,050	$14,450

Average loans outstanding(1)	$592,828	$630,309	$629,825

As a percent of average loans:(1)
Net charge-offs	0.37%	2.44%	0.35%
Provision (credit) for loan losses	(0.51%)	2.53%	2.29%
Allowance for loan losses	1.81%	1.91%	2.29%

Allowance for loan losses to:
Total loans, net of unearned income	1.78%	2.04%	2.29%
Total non-performing loans	100.32%	106.52%	36.90%

(1) Includes non-accruing loans.

The Company recorded a negative (credit) provision for loan losses in the amount of $750,000 during the three month period ended March 31, 2012 compared to a provision of $3.6 million for the three month period ended March 31, 2011. The negative provision recorded during the three month period ended March 31, 2012 was the net result of a reduced requirement of $2.2 million in the allowance for loan loss calculation related to non-impaired loans as described above offset by a $1.1 million increase in specific allowances for impaired loans evaluated individually and a $0.3 million increase in the unallocated reserve.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 100.3% at March 31, 2012, compared to 106.5% at December 31, 2011 and 36.9% at March 31, 2011.  The increase in the coverage ratio during the three month period ending March 31, 2012 as compared to the three month period ending March 31, 2011 was primarily attributable to the significant decrease in non-performing loans from March 31, 2011 to March 31, 2012, primarily driven by a bulk sale of distressed loans and foreclosed properties closed during the fourth quarter 2011.  Total non-performing loans were $10.7 million, $11.3 million and $39.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Our credit monitoring process assesses the ultimate collectability of an outstanding loan balance from all potential sources. When a loan is determined to be uncollectible it is charged-off against the allowance for loan losses. Unsecured commercial loans and all consumer loans are charged-off immediately upon reaching the 90-day delinquency mark unless they are well secured and in the process of collection.  The timing on charge-offs of all other loan types is subjective and will be recognized when management determines that full repayment, either from the cash flow of the borrower, collateral sources, and/or guarantors, will not be sufficient and that repayment is unlikely.  A full or partial charge-off is recognized equal to the amount of the estimated deficiency calculation.

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $7.3 million at March 31, 2012 compared to $7.4 million at December 31, 2011.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the three months ended March 31, 2012, there have been no changes made to this policy.

Recent Accounting Pronouncements

ASU 2011-12
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration.  The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.  The adoption of this guidance did not have a material effect on its consolidated financial statements.

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

The Update is effective for fiscal years and interim periods beginning after December 31, 2011.  The adoption of this guidance did not have a material effect on its consolidated financial statements but expanded related disclosures.

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

The Update is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material effect on its consolidated financial statements but expanded disclosures surrounding fair value

Effects of Inflation

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 16, 2012.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (March 31, 2012) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Rule 13a – 15(f) of the Exchange Act, (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2012.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  The risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii)  Consolidated Statements of Comprehensive Income (Loss) for each of the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2012 and 2011, (v) Consolidated Statement of Changes in Shareholders’ Equity for each of  the three months ended March 21, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.
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

REPUBLIC FIRST BANCORP, INC.

Date: May 14, 2012	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)
Date: May 14, 2012	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)