Form 10-Q
period 2012-06-30
REPUBLIC FIRST BANCORP INC
filed 2012-08-13
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of August 10, 2012

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,713	$13,221
Interest bearing deposits with banks	90,409	217,734
Cash and cash equivalents	99,122	230,955

Investment securities available for sale, at fair value	179,794	174,323
Investment securities held to maturity, at amortized cost (fair value of $69 and $144, respectively)	66	140
Restricted stock, at cost	4,816	5,321
Loans held for sale	975	925
Loans receivable (net of allowance for loan losses of $9,385 and $12,050, respectively)	595,528	577,442
Premises and equipment, net	22,772	23,507
Other real estate owned, net	6,135	6,479
Accrued interest receivable	3,127	3,003
Bank owned life insurance	10,452	10,417
Other assets	15,604	14,841
Total Assets	$938,391	$1,047,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$130,143	$226,287
Demand – interest bearing	144,754	109,242
Money market and savings	420,701	400,141
Time Deposits	145,716	216,941
Total Deposits	841,314	952,611
Accrued interest payable	753	1,049
Other liabilities	6,588	6,366
Subordinated debt	22,476	22,476
Total Liabilities	871,131	982,502

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of June 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of June 30, 2012 and December 31, 2011	265	265
Additional paid in capital	106,575	106,383
Accumulated deficit	(35,530)	(37,842)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive loss	(142)	(47)
Total Shareholders’ Equity	67,260	64,851
Total Liabilities and Shareholders’ Equity	$938,391	$1,047,353

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on taxable loans	$8,114	$8,306	$16,134	$16,449
Interest and fees on tax-exempt loans	65	81	135	149
Interest and dividends on taxable investment securities	1,269	1,122	2,538	2,118
Interest and dividends on tax-exempt investment securities	117	114	233	227
Interest on federal funds sold and other interest-earning assets	84	34	185	48
Total interest income	9,649	9,657	19,225	18,991
Interest expense:
Demand- interest bearing	185	168	356	266
Money market and savings	722	860	1,585	1,659
Time deposits	433	825	1,014	1,546
Other borrowings	284	278	569	574
Total interest expense	1,624	2,131	3,524	4,045
Net interest income	8,025	7,526	15,701	14,946
Provision (credit) for loan losses	500	1,500	(250)	5,050
Net interest income after provision (credit) for loan losses	7,525	6,026	15,951	9,896
Non-interest income:
Loan advisory and servicing fees	329	119	540	156
Gain on sales of SBA loans	1,110	1,657	2,196	2,354
Service fees on deposit accounts	226	201	436	370
Gain on sale of investment securities	774	-	774	-
Other-than-temporary impairment losses	(16)	(4)	(33)	(4)
Portion recognized in other comprehensive income (before taxes)	2	2	2	2
Net impairment loss on investment securities	(14)	(2)	(31)	(2)
Bank owned life insurance income	16	36	35	66
Other non-interest income	58	65	195	259
Total non-interest income	2,499	2,076	4,145	3,203
Non-interest expenses:
Salaries and employee benefits	3,963	3,807	8,097	7,145
Occupancy	872	789	1,716	1,644
Depreciation and amortization	506	533	1,024	1,061
Legal	898	579	1,787	874
Other real estate owned	104	65	202	1,424
Advertising	100	85	150	190
Data processing	311	271	575	518
Insurance	176	220	310	437
Professional fees	298	454	591	888
Regulatory assessments and costs	351	560	689	1,043
Taxes, other	277	232	537	445
Other operating expenses	1,154	1,416	2,168	2,334
Total non-interest expense	9,010	9,011	17,846	18,003
Income (loss) before provision (benefit) for income taxes	1,014	(909)	2,250	(4,904)
Provision (benefit) for income taxes	7	(429)	(62)	(1,916)
Net income (loss)	$1,007	$(480)	$2,312	$(2,988)
Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.09	$(0.12)
Diluted	$0.04	$(0.02)	$0.09	$(0.12)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,007	$(480)	$2,312	$(2,988)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $376, $1,838, $605, and $2,868, respectively)	241	1,178	388	1,838
Reclassification adjustment for securities gains (pre-tax $774, $-, $774, and $-, respectively)	(503)	-	(503)	-
Reclassification adjustment for impairment charge (pre-tax $14, $2, $31, and $2, respectively)	9	1	20	1

Total other comprehensive income (loss)	(253)	1,179	(95)	1,839

Total comprehensive income (loss)	$754	$699	$2,217	(1,149)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,312	$(2,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(250)	5,050
Loss on sale of other real estate owned	10	-
Writedown of other real estate owned	-	1,118
Depreciation and amortization	1,024	1,061
Stock based compensation	192	168
Gain on sale of investment securities	(774)	-
Impairment charges on investment securities	31	2
Amortization of premiums/(discounts) on investment securities	160	45
Proceeds from sales of SBA loans	23,066	25,895
SBA loans originated for sale	(20,920)	(29,368)
Gains on sales of SBA loans originated for sale	(2,196)	(2,354)
Increase in value of bank owned life insurance	(35)	(66)
Increase in accrued interest receivable and other assets	(823)	(1,456)
(Decrease) increase in accrued interest payable and other liabilities	(74)	404
Net cash provided by (used in) operating activities	1,723	(2,489)

Cash flows from investing activities:
Purchase of investment securities available for sale	(40,902)	(24,886)
Proceeds from the sale of securities available for sale	22,590	-
Proceeds from the maturity or call of securities available for sale	13,265	8,924
Proceeds from the maturity or call of securities held to maturity	74	8
Proceeds from redemption of FHLB stock	505	620
Net increase in loans	(17,836)	(20,419)
Net proceeds from sale of other real estate owned	334	1,010
Premises and equipment expenditures	(289)	(373)
Net cash used in investing activities	(22,259)	(35,116)

Cash flows from financing activities:
Net (decrease) increase in demand, money market and savings deposits	(40,072)	8,158
Net (decrease) increase in time deposits	(71,225)	17,214
Net cash (used in) provided by financing activities	(111,297)	25,372

Net decrease in cash and cash equivalents	(131,833)	(12,233)
Cash and cash equivalents, beginning of year	230,955	35,865
Cash and cash equivalents, end of period	$99,122	$23,632

Supplemental disclosures:
Interest paid	$3,820	$3,567

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Total comprehensive income			2,312			(95)	2,217
Stock based compensation		192					192

Balance June 30, 2012	$265	$106,575	$(35,530)	$(3,099)	$(809)	$(142)	$67,260

Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Total comprehensive loss			(2,988)			1,839	(1,149)
Stock based compensation		168					168

Balance June 30, 2011	$265	$106,192	$(16,128)	$(3,099)	$(809)	$744	$87,165

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company has decided to currently exclude future taxable income from its analysis on the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense in the period and could have a significant impact on the Company’s future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of June 30, 2012, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2012 and 2011 are as follows:

	2012	2011
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.12% to 54.21%	49.11%
Risk-free interest rate(3)	1.01% to 1.61%	2.84%
Expected life(4)	7.0 years	7.0 years

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

During the six months ended June 30, 2012 and 2011, 21,000 shares and 53,500 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2012 the intrinsic value of the 974,530 options outstanding was $51,315, while the intrinsic value of the 128,930 exercisable (vested) options was $0.

Information regarding stock based compensation for the periods ended June 30, 2012 and 2011 is set forth below:

	2012	2011
Stock based compensation expense recognized	$192,000	$168,000
Number of unvested stock options	845,600	562,700
Fair value of unvested stock options	$1,562,050	$1,235,096
Amount remaining to be recognized as expense	$638,125	$640,857

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three and six months ended June 30, 2012 and 2011, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,007	$(480)	$2,312	$(2,988)

Weighted average shares outstanding	25,973	25,973	25,973	25,973

Net income (loss) per share – basic and diluted	$0.04	$(0.02)	$0.09	$(0.12)

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2012 and December 31, 2011 is as follows:

	At June 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$98,389	$2,077	$(36)	$100,430
Mortgage-backed securities	21,573	1,177	-	22,750
Municipal securities	11,005	690	(125)	11,570
Corporate bonds	32,259	36	(726)	31,569
Asset-backed securities	10,407	-	(241)	10,166
Trust Preferred Securities	6,251	-	(3,076)	3,175
Other securities	131	3	-	134
Total securities available for sale	$180,015	$3,983	$(4,204)	$179,794

U.S. Government agencies	$2	$-	$-	$2
Other securities	64	3	-	67
Total securities held to maturity	$66	$3	$-	$69

	At December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$117,382	$2,629	$-	$120,011
Mortgage-backed securities	12,764	1,352	-	14,116
Municipal securities	10,863	494	(323)	11,034
Corporate bonds	26,881	17	(1,281)	25,617
Trust Preferred Securities	6,375	-	(2,965)	3,410
Other securities	131	4	-	135
Total securities available for sale	$174,396	$4,496	$(4,569)	$174,323

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	4	-	142
Total securities held to maturity	$140	$4	$-	$144

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2012 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$625	$699	$-	$-
After 1 year to 5 years	80,644	82,291	66	69
After 5 years to 10 years	73,388	70,729	-	-
After 10 years	25,358	26,075	-	-
No stated maturity	-	-	-	-
Total	$180,015	$179,794	$66	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of June 30, 2012 and December 31, 2011, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of June 30, 2012 and December 31, 2011.  In addition, the Company did not hold any private issued CMO’s as June 30, 2012 and December 31, 2011.  As of June 30, 3012, the asset-backed securities consist solely of a Sallie Mae bond collateralized by student loans which are guaranteed by the U.S. Department of Education.  There were no asset backed securities in the portfolio as of December 31, 2011.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, requires the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the three and six months ended June 30, 2012 amounted to $14,000 and $31,000 respectively.  Impairment charges (credit losses) on trust preferred securities for the three and six months ended June 30, 2011 amounted to $2,000 for both periods.

The company realized gross gains on the sale of securities of $774,000 during the three and six months ended June 30, 2012.  The related sale proceeds amounted to $22.6 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $271,000.  No securities were sold during the three and six months ended June 30, 2011.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2012	2011

Beginning Balance, January 1st	$3,925	$3883
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	31	2
Reductions for securities sold during the period (realized)	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, June 30,	$3,956	$3,885

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At June 30, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$9,826	$36	$-	$-	$9,826	$36
Municipal securities	-	-	2,576	125	2,576	125
Corporate bonds	19,270	726	-	-	19,270	726
Asset-backed securities	10,166	241	-	-	10,166	241
Trust Preferred Securities	-	-	3,175	3,076	3,175	3,076
Total	$39,262	$1,003	$5,751	$3,201	$45,013	$4,204

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$9	$-	$9	$-
Municipal securities	-	-	4,490	323	4,490	323
Corporate bonds	18,714	1,281	-	-	18,714	1,281
Trust Preferred Securities	-	-	3,410	2,965	3,410	2,965
Total	$18,714	$1,281	$7,909	$3,288	$26,623	$4,569

The impairment of the investment portfolio totaled $4.2 million with a total fair value of $45.0 million at June 30, 2012.  The unrealized loss associated with the trust preferred securities was due to the secondary market for such securities becoming inactive and is considered temporary at June 30, 2012.

At June 30, 2012, the investment portfolio included twenty-five municipal securities with a total market value of $11.6 million.  These securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $5.9 million.  As of June 30, 2012, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

The unrealized losses on the remaining securities are due to changes in market value resulting from changes in market interest rates and are also considered temporary.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011

Commercial real estate	$333,961	$344,377
Construction and land development	36,306	35,061
Commercial and industrial	102,382	87,668
Owner occupied real estate	112,338	102,777
Consumer and other	17,707	16,683
Residential mortgage	2,488	3,150
Total loans receivable	605,182	589,716
Deferred costs (fees)	(269)	(224)
Allowance for loan losses	(9,385)	(12,050)
Net loans receivable	$595,528	$577,442

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$17,444	$17,523	$-	$11,053	$11,123	$-
Construction and land development	5,473	13,356	-	6,165	12,011	-
Commercial and industrial	5,476	8,472	-	4,781	4,895	-
Owner occupied real estate	570	753	-	506	506	-
Consumer and other	719	938	-	958	1,196	-
Total	$29,682	$41,042	$-	$23,463	$29,731	$-

With an allowance recorded:
Commercial real estate	$4,810	$4,810	$1,126	$9,023	$9,023	$2,066
Construction and land development	242	242	40	818	1,933	98
Commercial and industrial	2,759	2,877	919	3,539	6,009	629
Owner occupied real estate	3,035	3,035	581	1,356	1,356	311
Consumer and other	146	152	24	-	-	-
Total	$10,992	$11,116	$2,690	$14,736	$18,321	$3,104

Total:
Commercial real estate	$22,254	$22,333	$1,126	$20,076	$20,146	$2,066
Construction and land development	5,715	13,598	40	6,983	13,944	98
Commercial and industrial	8,235	11,349	919	8,320	10,904	629
Owner occupied real estate	3,605	3,788	581	1,862	1,862	311
Consumer and other	865	1,090	24	958	1,196	-
Total	$40,674	$52,158	$2,690	$38,199	$48,052	$3,104

The following table presents additional information regarding the Company’s impaired loans for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,
	2012		2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$15,879	$205	$26,732	$227
Construction and land development	5,227	29	15,815	46
Commercial and industrial	4,882	36	2,713	26
Owner occupied real estate	876	-	1,576	-
Consumer and other	784	2	736	-
Total	$27,648	$272	$47,572	$299

With an allowance recorded:
Commercial real estate	$5,707	$52	$16,342	$171
Construction and land development	869	-	7,709	18
Commercial and industrial	3,350	12	4,348	5
Owner occupied real estate	2,472	36	2,346	5
Consumer and other	98	-	-	-
Total	$12,496	$100	$30,745	$199

Commercial real estate	$21,586	$257	$43,074	$398
Construction and land development	6,096	29	23,524	64
Commercial and industrial	8,232	48	7,061	31
Owner occupied real estate	3,348	36	3,922	5
Consumer and other	882	2	736	-
Total	$40,144	$372	$78,317	$498

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $153,000 and $585,000 for the three months June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012		2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$14,315	$370	$32,347	$591
Construction and land development	4,980	59	16,849	99
Commercial and industrial	4,286	78	3,468	53
Owner occupied real estate	1,183	27	1,847	19
Consumer and other	850	4	694	-
Total	$25,614	$538	$55,205	$762

With an allowance recorded:
Commercial real estate	$6,604	$135	$12,376	$252
Construction and land development	1,496	-	7,175	21
Commercial and industrial	3,941	19	3,698	11
Owner occupied real estate	1,911	48	2,882	64
Consumer and other	49	-	-	-
Total	$14,001	$202	$26,131	$348

Commercial real estate	$20,919	$505	$44,723	$843
Construction and land development	6,476	59	24,024	120
Commercial and industrial	8,227	97	7,166	64
Owner occupied real estate	3,094	75	4,729	83
Consumer and other	899	4	694	-
Total	$39,615	$740	$81,336	$1,110

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $320,000 and $1.2 million for the six months June 30, 2012 and 2011, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2012 and June 30, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2012
Allowance for loan losses:

Beginning balance:	$4,371	$2,169	$2,219	$1,455	$106	$20	$416	$10,756
Charge-offs	(274)	(921)	(708)	-	(100)	-	-	(2,003)
Recoveries	-	105	-	-	27	-	-	132
Provisions (credits)	(136)	63	305	171	101	(4)	-	500
Ending balance	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385

Three months ended June 30, 2011
Allowance for loan losses:

Beginning balance:	$7,407	$1,595	$2,769	$1,645	$121	$32	$881	$14,450
Charge-offs	(512)	(370)	-	-	-	-	-	(882)
Recoveries		2	-	-	38	-	-	40
Provisions (credits)	1,751	592	(40)	(49)	(35)	1	(720)	1,500
Ending balance	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2012
Allowance for loan losses:

Beginning balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(766)	(921)	(760)	-	(101)	-	-	(2,548)
Recoveries	-	105	-	-	28	-	-	133
Provisions (credits)	(2,645)	1,674	648	(337)	94	(7)	323	(250)
Ending balance	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385

Six months ended June 30, 2011
Allowance for loan losses:

Beginning Balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(1,034)	(370)	-	-	(31)	-	-	(1,435)
Recoveries	9	2	-	-	38	-	-	49
Provisions (credits)	2,428	1,350	1,286	21	(13)	(8)	(14)	5,050
Ending balance	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$1,126	$40	$919	$581	$24	$-	$-	$2,690
Collectively evaluated for impairment	2,835	1,376	897	1,045	110	16	416	6,695
Total allowance for loan losses	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385

Loans receivable:
Loans evaluated individually	$22,254	$5,715	$8,235	$3,605	$865	$-	$-	$40,674
Loans evaluated collectively	311,707	30,591	94,147	108,733	16,842	2,488	-	564,508
Total loans receivable	$333,961	$36,306	$102,382	$112,338	$17,707	$2,488	$-	$605,182

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$2,066	$98	$629	$311	$-	$-	$-	$3,104
Collectively evaluated for impairment	5,306	460	1,299	1,652	113	23	93	8,946
Total allowance for loan losses	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

Loans receivable:
Loans evaluated individually	$20,076	$6,983	$8,320	$1,862	$958	$-	$-	$38,199
Loans evaluated collectively	324,301	28,078	79,348	100,915	15,725	3,150	-	551,517
Total loans receivable	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$-	$589,716

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2012:
Commercial real estate	$6,882	$4,256	$2,450	$13,588	$320,373	$333,961	$-
Construction and land development	335	-	3,100	3,435	32,871	36,306	-
Commercial and industrial	-	-	4,184	4,184	98,198	102,382	-
Owner occupied real estate	1,020	-	505	1,525	110,813	112,338	-
Consumer and other	185	252	653	1,090	16,617	17,707	-
Residential mortgage	-	-	-	-	2,488	2,488	-
Total	$8,422	$4,508	$10,892	$23,822	$581,360	$605,182	$-

At December 31, 2011:
Commercial real estate	$8,662	$390	$1,880	$10,932	$333,445	$344,377	$-
Construction and land development	-	-	4,022	4,022	31,039	35,061	-
Commercial and industrial	-	-	4,673	4,673	82,995	87,668	748
Owner occupied real estate	1,043	-	-	1,043	101,734	102,777	-
Consumer and other	1	-	737	738	15,945	16,683	-
Residential mortgage	-	-	-	-	3,150	3,150	-
Total	$9,706	$390	$11,312	$21,408	$568,308	$589,716	$748

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012:
Commercial real estate	$303,766	$3,817	$26,378	$-	$333,961
Construction and land development	29,951	-	6,355	-	36,306
Commercial and industrial	93,698	246	8,438	-	102,382
Owner occupied real estate	108,690	108	3,540	-	112,338
Consumer and other	16,484	101	1,122	-	17,707
Residential mortgage	2,488	-	-	-	2,488
Total	$555,077	$4,272	$45,833	$-	$605,182

December 31, 2011:
Commercial real estate	$310,364	$8,573	$25,440	$-	$344,377
Construction and land development	27,224	-	7,837	-	35,061
Commercial and industrial	77,888	248	9,532	-	87,668
Owner occupied real estate	99,031	-	3,746	-	102,777
Consumer and other	15,468	209	1,006	-	16,683
Residential mortgage	3,150	-	-	-	3,150
Total	$533,125	$9,030	$47,561	$-	$589,716

The following table shows non-accrual loans by class as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Commercial real estate	$2,450	$1,880
Construction and land development	3,100	4,022
Commercial and industrial	4,184	3,925
Owner occupied real estate	505	-
Consumer and other	653	737
Residential mortgage	-	-
Total	$10,892	$10,564

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

The following table summarizes information in regards to troubled debt restructurings for the period ended June 30, 2012 and December 31, 2011:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
June 30, 2012:
Commercial real estate	$1,837	$-	$1,837
Construction and land development	2,280	-	2,280
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$4,117	$-	$4,117

December 31, 2011:
Commercial real estate	$2,383	$-	$2,383
Construction and land development	2,625	-	2,625
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,008	$-	$5,008

There were no new troubled debt restructurings identified during the six month period ended June 30, 2012.  There were no troubled debt restructurings that subsequently defaulted.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2012:
Collateralized mortgage obligations	$100,430	$-	$100,430	$-
Mortgage-backed securities	22,750	-	22,750	-
Municipal securities	11,570	-	11,570	-
Corporate bonds	31,569	-	28,562	3,007
Asset-backed securities	10,166	-	10,166	-
Trust Preferred Securities	3,175	-	-	3,175
Other securities	134	-	134	-
Securities Available for Sale	$179,794	$-	$173,612	$6,182

December 31, 2011:
Collateralized mortgage obligations	$120,011	$-	$120,011	$-
Mortgage-backed securities	14,116	-	14,116	-
Municipal securities	11,034	-	11,034	-
Corporate bonds	25,617	-	22,613	3,004
Trust Preferred Securities	3,410	-	-	3,410
Other securities	135	-	135	-
Securities Available for Sale	$174,323	$-	$167,909	$6,414

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1,	$3,399	$3,007	$3,601	$3,000
Unrealized gains (losses)	(117)	-	66	-
Paydowns	(93)	-	-	-
Impairment charges on Level 3	(14)	-	(2)	-
Balance, June 30,	$3,175	$3,007	$3,665	$3,000

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,410	$3,004	$3,450	$3,000
Unrealized gains (losses)	(111)	3	217	-
Paydowns	(93)	-	-	-
Impairment charges on Level 3	(31)	-	(2)	-
Balance, June 30,	$3,175	$3,007	$3,665	$3,000

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2012:
Impaired loans	$13,317	$-	$-	$13,317

December 31, 2011:
Impaired loans	$15,659	$-	$-	$15,659
Other real estate owned	6,479	-	-	6,479

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements June 30, 2012
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average (3)
Impaired loans	$ 13,317	Fair Value of Collateral (1)	Appraised Value (2)	7% - 60% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the the appraised value.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities classified as available for sale are comprised of various issues of trust preferred securities and a single corporate bond.

The trust preferred securities are pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically. These securities are performing according to terms, however the secondary market for such securities has become inactive, and such securities are therefore classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently no secondary market for the securities and there can be no assurance that any secondary market for the securities will develop.

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2012 and December 31, 2011. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, please refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

The fair market valuation for each CDO was determined based on discounted cash flow analyses. The cash flows are primarily dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities that do default.

The trust preferred securities have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. We invested in the mezzanine tranches in each of the CDOs currently in our portfolio. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of June 15, 2012 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at June 30, 2012 and December 31, 2011 was not active. This is evidenced by a significant widening of the bid/ask spreads in the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

 ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month forward-looking curve plus a range of 415 to 1,049 basis points. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of trust preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

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

Also included in Level 3 investment securities classified as available for sale is a single-issue corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$99,122	$99,122	$99,122	$-	$-
Investment securities available for sale	179,794	179,794	-	173,612	6,182
Investment securities held to maturity	66	69	-	69	-
Restricted stock	4,816	4,816	4,816	-	-
Loans held for sale	975	1,096	-	1,096	-
Loans receivable, net	595,528	590,649	-	-	590,649
Accrued interest receivable	3,127	3,127	3,127	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$695,598	$695,598	$695,598	$-	$-
Time	145,716	146,680	-	146,680	-
Subordinated debt	22,476	18,468	-	-	18,468
Accrued interest payable	753	753	753	-	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$230,955	$230,955
Investment securities available for sale	174,323	174,323
Investment securities held to maturity	140	144
Restricted stock	5,321	5,321
Loans held for sale	925	1,021
Loans receivable, net	577,442	576,052
Accrued interest receivable	3,003	3,003

Financial liabilities:
Deposits
Demand, savings and money market	$735,670	$735,670
Time	216,941	218,137
Subordinated debt	22,476	18,247
Accrued interest payable	1,049	1,049

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

On June 6, 2012, federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Financial Condition

Assets

Total assets decreased by $109.0 million to $938.4 million at June 30, 2012, compared to $1.0 billion at December 31, 2011, mainly due to a decrease in cash and cash equivalents.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these two categories decreased by $131.8 million, to $99.1 million at June 30, 2012, from $231.0 million at December 31, 2011.  This decrease was primarily caused by the decrease in deposit balances, growth in outstanding loan balances and the purchase of investment securities during the first six months of 2012.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $975,000 at June 30, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at June 30, 2012.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $14.3 million at June 30, 2012.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $15.5  million, to $605.2 million at June 30, 2012, compared to $589.7 million at December 31, 2011 mainly as a result of new originations in the commercial and industrial and owner occupied real estate categories.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $179.8 million at June 30, 2012, compared to $174.3 million at December 31, 2011.  The increase of $5.5 million was primarily due to the purchase of securities totaling $40.9 million partially offset by proceeds from sales and pay downs of security totaling $35.9 million during the first six months of 2012.  At June 30, 2012, the portfolio had a net unrealized loss of $221,000 compared to a net unrealized loss of $73,000 at December 31, 2011.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At June 30, 2012 and December 31, 2011, securities held to maturity totaled $66,000 and $140,000, respectively.  The decrease of $74,000 was the result of a debt security reaching its maturity during the second quarter of 2012.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of June 30, 2012 and December 31, 2011, consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In each of the first and second quarter of 2012, the FHLB repurchased 5% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. Decisions regarding any future repurchases of restricted stock by the FHLB of Pittsburgh will be made on a quarterly basis.  The FHLB issued its first dividend payments since 2008 during the first and second quarter of 2012.

At June 30, 2012 and December 31, 2011, the investment in FHLB of Pittsburgh stock totaled $4.7 million and $5.2 million, respectively.  At both June 30, 2012 and December 31, 2011, ACBB stock totaled $143,000.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $111.3 million to $841.3 million at June 30, 2012 from $952.6 million at December 31, 2011.  The decrease was primarily the result of $96.6 million in temporary demand deposits received just prior to the end of the fourth quarter 2011 that were withdrawn early in the first quarter 2012.

Shareholders’ Equity

Total shareholders’ equity increased $2.4 million to $67.3 million at June 30, 2012, compared to $64.9 million at December 31, 2011, primarily due to the net income recognized during the first six months of 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

The Company reported net income of $1.0 million, or $0.04 per share, for the three months ended June 30, 2012, compared to a net loss of $480,000, or $0.02 per share, for the three months ended June 30, 2011.  The increase in net income was primarily driven by a decrease in the provision for loan losses from $1.5 million to $500,000.  The decrease in the loan loss provision was due to the improvement in credit quality in the Company’s loan portfolio.

Net interest income for the three month periods ended June 30, 2012 was $8.0 million compared to $7.5 million for the three months ended June 30, 2011.  Interest income remained relatively flat for the three months ended June 30, 2012 and June 30, 2011.  Interest expense decreased $507,000, or 23.8%, from $2.1 million for the three months ended June 30, 2011 to $1.6 million for the three months ended June 30, 2012, due to a 30 basis point decrease in the rate on average deposits outstanding.

Non-interest income increased $423,000 to $2.5 million during the three months ended June 30, 2012 compared to $2.1 million during the three months ended June 30, 2011 primarily due to gains recognized on the sale of investment securities during the second quarter of 2012. Non-interest expenses remained relatively flat at $9.0 million during the three months ended June 30, 2012 and June 30, 2011.  Return on average assets and average equity from continuing operations were 0.42% and 6.06%, respectively, during the three months ended June 30, 2012 compared to (0.21)% and (2.21)%, respectively, for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 compared to June 30, 2011

The Company reported net income of $2.3 million, or $0.09 per share, for the six months ended June 30, 2012, as compared to a net loss of $3.0 million, or $0.12 per share, for the six months ended June 30, 2011.  The increase in net income was primarily driven by a decrease in the required provision for loan losses.  The Company recorded a negative (credit) provision in the amount of $250,000 for the six months ended June 30, 2012 compared to a $5.1 million provision during the six months ended June 30, 2011.  The decreases in provision was primarily driven by the significant improvement in asset quality year over year, along with a reduction in the required allowance for loan losses related to loans collectively evaluated for impairment.

Net interest income for the six months ended June 30, 2012 increased $755,000 to $15.7 million as compared to $14.9 million for the six months ended June 30, 2011.  During this same period, interest income increased $234,000, or 1.2%, due to a $100.8 million increase in average interest earning assets and interest expense decreased $521,000, or 12.9%, primarily due to a 24 basis point decrease in the rate on average deposits outstanding.

Non-interest income increased $942,000 to $4.1 million during the six months ended June 30, 2012 as compared to $3.2 million during the six months ended June 30, 2011 primarily due to gains recognized on the sale of investment securities during the six months ended June 30, 2012. Non-interest expenses decreased $157,000 to $17.8 million during the six months ended June 30, 2012 as compared to $18.0 million during the six months ended June 30, 2011.  Return on average assets and average equity from continuing operations were 0.48% and 7.04%, respectively, during the six months ended June 30, 2012 compared to (0.67)% and (6.88)%, respectively, for the six months ended June 30, 2011.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$119,275	$84	0.28%	$51,808	$34	0.26%
Investment securities and restricted stock	185,091	1,449	3.13%	160,764	1,297	3.23%
Loans receivable	606,617	8,215	5.45%	636,128	8,430	5.32%
Total interest-earning assets	910,983	9,748	4.30%	848,700	9,761	4.61%
Other assets	56,084			71,967
Total assets	$967,067			$920,667

Interest-earning liabilities:
Demand – non-interest bearing	$125,528			$101,395
Demand – interest bearing	126,025	185	0.59%	98,435	168	0.68%
Money market & savings	461,622	722	0.63%	339,603	860	1.02%
Time deposits	157,013	433	1.11%	264,070	825	1.25%
Total deposits	870,188	1,340	0.62%	803,503	1,853	0.92%
Total interest-bearing deposits	744,660	1,340	0.72%	702,108	1,853	1.06%
Other borrowings	22,526	284	5.07%	22,478	278	4.96%
Total interest-bearing liabilities	767,186	1,624	0.85%	724,586	2,131	1.18%
Total deposits and other borrowings	892,714	1,624	0.73%	825,981	2,131	1.03%
Non interest-bearing other liabilities	7,506			7,683
Shareholders’ equity	66,847			87,003
Total liabilities and shareholders’ equity	$967,067			$920,667
Net interest income (2)		$8,124			$7,630
Net interest spread			3.45%			3.43%
Net interest margin (2)			3.59%			3.61%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $99 and $104 for the three months ended June 30, 2012 and 2011, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$140,689	$185	0.25%	$33,344	$48	0.29%
Investment securities and restricted stock	181,871	2,896	3.18%	155,156	2,467	3.18%
Loans receivable	599,722	16,342	5.48%	632,994	16,678	5.31%
Total interest-earning assets	922,282	19,423	4.24%	821,494	19,193	4.71%
Other assets	55,626			74,198
Total assets	$977,908			$895,692

Interest-earning liabilities:
Demand – non-interest bearing	$135,191			$114,154
Demand – interest bearing	121,910	356	0.59%	81,248	266	0.66%
Money market & savings	445,364	1,585	0.72%	324,786	1,659	1.03%
Time deposits	178,268	1,014	1.14%	252,694	1,546	1.23%
Total deposits	880,733	2,955	0.67%	772,882	3,471	0.91%
Total interest-bearing deposits	745,542	2,955	0.80%	658,728	3,471	1.06%
Other borrowings	22,550	569	5.07%	27,186	574	4.26%
Total interest-bearing liabilities	768,092	3,524	0.92%	685,914	4,045	1.19%
Total deposits and other borrowings	903,283	3,524	0.78%	800,068	4,045	1.02%
Non interest-bearing other liabilities	8,554			8,082
Shareholders’ equity	66,071			87,542
Total liabilities and shareholders’ equity	$977,908			$895,692
Net interest income (2)		$15,899			$15,148
Net interest spread			3.32%			3.52%
Net interest margin (2)			3.47%			3.72%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $198 and $202 for the six months ended June 30, 2012 and 2011, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2012 vs. 2011			For the six months ended June 30, 2012 vs. 2011
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$50	$-	$50	$142	$(5)	$137
Securities	189	(37)	152	425	4	429
Loans	(409)	194	(215)	(927)	591	(336)
Total interest-earning assets	(170)	157	(13)	(360)	590	230

Interest expense:
Deposits
Interest-bearing demand deposits	41	(24)	17	119	(29)	90
Money market and savings	200	(338)	(138)	456	(530)	(74)
Time deposits	(302)	(90)	(392)	(423)	(109)	(532)
Total deposit interest expense	(61)	(452)	(513)	152	(668)	(516)
Other borrowings	-	6	6	(18)	13	(5)
Total interest expense	(61)	(446)	(507)	134	(655)	(521)
Net interest income	$(109)	$603	$494	$(494)	$1,245	$751

Net Interest Income

The Company’s total tax equivalent interest income remained flat at $9.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  A $29.5 million reduction in average loans receivable was partially offset by a 13 basis point increase in loan yields and a $24.3 million increase in average investment securities.  The Company also reduced its average non-performing assets through a bulk sale of distressed loans and foreclosed properties during the fourth quarter of 2011.  For the six months ended June 30, 2012, total tax equivalent interest income increased $230,000, or 1.2%, to $19.4 million compared to the six months ended June 30, 2011.  The decrease in average loans receivable of $33.3 million, due to the aforementioned sale of loans, was offset by a $26.7 million increase in average investment securities and a 17 basis point increase in loan yields.

The Company’s total interest expense decreased $507,000, or 23.8%, to $1.6 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011, as the Company continues to lower the rates paid on interest bearing deposit accounts.  Total interest expense for the six months ended June 30, 2012 decreased $521,000, or 12.9%, to $3.5 million as compared to $4.0 million for the six months ended June 30, 2011.  Average deposit balances increased $66.7 million and $107.9 million for the three and six months ended June 30, 2012, respectively, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits.  The average rate paid on interest-bearing deposits decreased 34 basis points to 0.72%, and 26 basis points to 0.80%, for the three and six months ended June 30, 2012, respectively, compared to 1.06% and 1.06% for the same prior year period. Average time deposit balances declined $107.1 million and $74.4 million for the three and six months ended June 30, 2012, respectively, as compared to the same prior year period.  The maturity and rollover of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 14 basis points to 1.11%, and 9 basis points to 1.14% for the three and six months ended June 30, 2012 as compared to the same prior year period.  Accordingly, rates on total interest-bearing liabilities decreased 33 and 27 basis points during the three and six months ended June 30, 2012, respectively.

The tax equivalent net interest margin decreased 2 basis points to 3.59% for the three months ended June 30, 2012, compared to 3.61% for the three months ended June 30, 2011 and the Company’s tax equivalent net interest income increased $494,000, or 6.5%, to $8.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  For the six months ended June 30, 2011, the tax equivalent net interest margin decreased 25 basis points to 3.47%, compared to 3.72% for the six months ended June 30, 2011 and the Company’s tax equivalent net interest income increased $751,000, or 5.0%, to $15.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Provision for Loan Losses

The Company recorded a $500,000 provision for loan losses for the three months ended June 30, 2012 compared to a $1.5 million provision for the three months ended June 30, 2011.  The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The decrease in the required loan loss provision was driven by the significant improvement in credit quality year over year.  The Company recorded a negative (credit) provision for loan losses in the amount of $250,000 for the six months ended June 30, 2012 compared to a $5.1 million provision for the six months ended June 30, 2011. The negative provision recorded during the first six months of 2012 was mainly attributable to improvement in credit quality in the loan portfolio, along with a reduction in the component of the allowance for loan losses related to loans collectively evaluated for impairment caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Non-Interest Income

Total non-interest income increased $423,000 to $2.5 million for the three months ended June 30, 2012, compared to $2.1 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, total non-interest income increased $942,000 to $4.1 million as compared to $3.2 million for the six months ended June 30, 2011.  The increases were primarily due to gains of $774,000 recognized on the sale of investment securities for both the three and six months ended June 30, 2012.

Non-Interest Expenses

Total non-interest expenses remained flat at $9.0 million for the three months ended June 30, 2012 and June 30, 2011.  For the six months ended June 30, 2012, total non-interest expenses decreased $157,000 to $17.8 million, compared to $18.0 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, other real estate owned expenses have decreased $1.2 million due to the reduction in assets held in other real estate owned year over year.  Regulatory assessments and costs decreased $354,000 due to a reduction in FDIC deposit insurance assessments as a result of improved asset quality and professional fees decreased $297,000 due to a reduction in consulting fees.  These favorable variances were offset by increases in salaries and employee benefits of $952,000 as a result of annual merit increases.  Legal expenses also increased $913,000 due to the ongoing costs associated with loan workouts and other corporate matters.

Provision (Benefit) for Income Taxes

The Company recorded a provision for income taxes of $7,000 for the three months ended June 30, 2012, compared to a $429,000 benefit for the three months ended June 30, 2011.  For the six months ended June 30, 2012, the Company recorded a benefit of $62,000 compared to a benefit of $1.9 million for the six months ended June 30, 2011.  The $62,000 benefit recorded during the first six months of 2012 was the net result of a tax provision in the amount of $654,000 calculated on the net profit generated during the period using the company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $716,000.  The effective tax rates for the three-month periods ended June 30, 2012 and 2011 were 28% and 47%, respectively, and for the six month period ended June 30, 2012 and 2011 were 29% and 39%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of June 30, 2012 and December 31, 2011.

When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

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

The net deferred tax asset balance before consideration of a valuation allowance was $18.3 million as of June 30, 2012 and $18.9 million as of December 31, 2011.  The tax planning strategies assessed resulted in the projected realization of approximately $4.1 million in tax assets which can be considered more likely than not to be realized as of June 30, 2012 and $4.0 million as of December 31, 2011. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $14.2 million as of June 30, 2012 and $14.9 million as of December 31, 2011. The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $86.2 million and $71.5 million, and standby letters of credit of approximately $3.4 million and $3.3 million, at June 30, 2012 and December 31, 2011, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $86.2 million of commitments to extend credit at June 30, 2012 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as at June 30, 2012, and December 31, 2011 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2012:
Total risk based capital
Republic	$94,885	12.76%	$59,479	8.00%	$74,349	10.00%
Company	96,085	12.87%	59,743	8.00%	-	-
Tier one risk based capital
Republic	85,590	11.51%	29,740	4.00%	44,609	6.00%
Company	86,749	11.62%	29,872	4.00%	-	-
Tier one leveraged capital
Republic	85,590	8.88%	38,533	4.00%	48,166	5.00%
Company	86,749	8.99%	38,585	4.00%	-	-

At December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier one risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier one leveraged capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

See Item 1A. Risk Factors in Part I of Form 10-K for the fiscal year ended December 31, 2011 for additional information on regulatory capital ratios.

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2012.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.  See Item 1A. Risk Factors in Part I of Form 10-K for the fiscal year ended December 31, 2011 for additional information on restrictions on dividends.

Liquidity

Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, time investment purchases to market conditions and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities.  The most liquid assets consist of cash and amounts due from banks.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $99.1 million at June 30, 2012, compared to $231.0 million at December 31, 2011.  Loan maturities and repayments are another source of asset liquidity. At June 30, 2012, Republic estimated that more than $35.0 million of loans would mature or repay in the six-month period ending December 31, 2012. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At June 30, 2012, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $89.6 million. Certificates of deposit scheduled to mature in one year totaled $110.2 million at June 30, 2012. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $352.5 million as of June 30, 2012.  As of June 30, 2012 and December 31, 2011, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both June 30, 2012 and December 31, 2011.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both June 30, 2012 and December 31, 2011.

Investment Securities Portfolio

At June 30, 2012, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $179.8 million and $174.3 million as of June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, the portfolio had net unrealized losses of $221,000 and $73,000, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.3 million at June 30, 2012.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Loans accruing, but past due 90 days or more	$-	$748
Non-accrual loans	10,892	10,564
Total non-performing loans(1)	10,892	11,312
Other real estate owned	6,135	6,479
Total non-performing assets(1)	$17,027	$17,791

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.80%	1.92%
Non-performing assets as a percentage of total assets	1.81%	1.70%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing asset balances reached a peak during the second quarter of 2010 as a result of the challenging economic environment, which caused an increase in loan delinquencies and a significant decline in collateral values mainly impacting our commercial real estate loan portfolio. Non-performing asset balances have decreased significantly since that period as a result of the Company’s concentrated effort to transform the balance sheet and improve asset quality. A significant step in this effort led to a bulk sale of approximately $59.0 million in distressed loans and foreclosed properties during the fourth quarter of 2011.

Non-accrual loans increased $328,000 to $10.9 million at June 30, 2012, from $10.6 million at December 31, 2011.  Problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At June 30, 2012 and December 31, 2011, all identified problem loans are included in the preceding table, or are internally classified with a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $8.4 million and $9.7 million at June 30, 2012 and December 31, 2011, respectively; and (ii) 60 to 89 days past due, at June 30, 2012 and December 31, 2011, in the aggregate principal amount of $4.5 million and $390,000, respectively.  Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $344,000 to $6.1 million at June 30, 2012 from $6.5 million at December 31, 2011 primarily due to the sale of one property in the first six months of 2012.  The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2012 and the year ended December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Beginning Balance, January 1st	$6,479	$15,237
Additions	-	6,792
Valuation adjustments	(10)	(6,103)
Dispositions	(334)	(9,447)
Ending Balance	$6,135	$6,479

At June 30, 2012, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

Prior to the first quarter of 2012, historical losses for all commercial loans secured by real estate were aggregated into one group for purposes of calculating a loss rate for loans collectively evaluated for impairment in the allowance for loan loss calculation. During the first quarter of 2012, management elected to disaggregate this grouping into five separate categories based on distinct risk factors to provide a more detailed estimate for the allowance calculation. This change resulted in a reduction of approximately $2.6 million in the estimated allowance required for non-impaired loans in the first quarter of 2012 due to the application of lower loss rates to a larger segment of the commercial real estate portfolio with a lower risk profile.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2012 and 2011, and the twelve months ended December 31, 2011 is as follows (dollars in thousands):

	For the six months ended June 30, 2012	For the twelve months ended December 31, 2011	For the six months ended June 30, 2011
Balance at beginning of period	$12,050	$11,444	$11,444
Charge-offs:
Commercial real estate	766	8,783	1,034
Construction and land development	921	3,719	370
Commercial and industrial	760	1,088	-
Owner occupied real estate	-	1,838	-
Consumer and other	101	41	31
Residential mortgage	-	-	-
Total charge-offs	2,548	15,469	1,435
Recoveries:
Commercial real estate	-	44	9
Construction and land development	105	10	2
Commercial and industrial	-	-	-
Owner occupied real estate	-	15	-
Consumer and other	28	40	38
Residential mortgage	-	-	-
Total recoveries	133	109	49
Net charge-offs	2,415	15,360	1,386
Provision (credit) for loan losses	(250)	15,966	5,050
Balance at end of period	$9,385	$12,050	$15,108

Average loans outstanding(1)	$599,722	$630,309	$632,994

As a percent of average loans:(1)
Net charge-offs	0.81%	2.44%	0.44%
Provision (credit) for loan losses	(0.08%)	2.53%	1.61%
Allowance for loan losses	1.56%	1.91%	2.39%

Allowance for loan losses to:
Total loans, net of unearned income	1.55%	2.04%	2.36%
Total non-performing loans	86.16%	106.52%	38.81%

(1) Includes non-accruing loans.

The Company recorded a negative (credit) provision for loan losses in the amount of $250,000 during the six month period ended June 30, 2012 compared to a provision of $5.1 million for the six month period ended June 30, 2011. The negative provision recorded during the six month period ended June 30, 2012 was driven by a $2.3 reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment due to a change in the analysis of historical losses as described above. This reduction was offset by a $2.0 million increase in specific allowances for loans evaluated individually for impairment during the same period.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 86.2% at June 30, 2012, compared to 106.5% at December 31, 2011 and 38.8% at June 30, 2011.  The decrease in the coverage ratio as of June 30, 2012 compared to December 31, 2011 was driven by the reduction in the allowance required for loans evaluated collectively for impairment during that six months ended June 30, 2012. The increase in the coverage ratio during the six month period ending June 30, 2012 as compared to the six month period ending June 30, 2011 was primarily attributable to the significant decrease in non-performing loans from June 30, 2011 to June 30, 2012, driven by a bulk sale of distressed loans and foreclosed properties during the fourth quarter 2011.  Total non-performing loans were $10.9 million, $11.3 million and $38.9 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.6 million at June 30, 2012 compared to $7.4 million at December 31, 2011.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the six month period ended June 30, 2012, there were no changes made to this policy.

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

The Update is effective for fiscal years and interim periods beginning after December 31, 2011.  The adoption of this guidance, did not have a material effect on its consolidated financial statements but expanded related disclosures.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2012) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2012.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and below.  The risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The BASEL III proposal, if implemented as proposed, would require significant changes to capital calculations.

If adopted as proposed, Basel III and regulations proposed by the federal bank regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, could impose additional costs on banking entities and their holding companies. Management is reviewing the new proposed standards and evaluating all options and strategies to ensure compliance with the new standards, notwithstanding the Bank's current status as well-capitalized.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii)  Consolidated Statements of Comprehensive Income (Loss) for each of the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity for each of  the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.
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

REPUBLIC FIRST BANCORP, INC.

Date: August 13, 2012	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 13, 2012	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)