Form 10-Q
period 2012-09-30
REPUBLIC FIRST BANCORP INC
filed 2012-11-07
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.

Commission File Number:  000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of November 06, 2012

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,750	$13,221
Interest bearing deposits with banks	90,108	217,734
Cash and cash equivalents	97,858	230,955

Investment securities available for sale, at fair value	192,529	174,323
Investment securities held to maturity, at amortized cost (fair value of $69 and $144, respectively)	66	140
Restricted stock, at cost	4,369	5,321
Loans held for sale	1,089	925
Loans receivable (net of allowance for loan losses of $9,798 and $12,050, respectively)	613,380	577,442
Premises and equipment, net	22,415	23,507
Other real estate owned, net	7,312	6,479
Accrued interest receivable	3,149	3,003
Bank owned life insurance	10,472	10,417
Other assets	14,351	14,841
Total Assets	$966,990	$1,047,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Demand – non-interest bearing	$145,493	$226,287
Demand – interest bearing	173,010	109,242
Money market and savings	417,506	400,141
Time Deposits	132,184	216,941
Total Deposits	868,193	952,611
Accrued interest payable	646	1,049
Other liabilities	6,731	6,366
Subordinated debt	22,476	22,476
Total Liabilities	898,046	982,502

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued as of September 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742 as of September 30, 2012 and December 31, 2011	265	265
Additional paid in capital	106,673	106,383
Accumulated deficit	(35,132)	(37,842)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	1,046	(47)
Total Shareholders’ Equity	68,944	64,851
Total Liabilities and Shareholders’ Equity	$966,990	$1,047,353

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on taxable loans	$8,131	$8,408	$24,265	$24,857
Interest and fees on tax-exempt loans	63	78	198	227
Interest and dividends on taxable investment securities	1,246	1,092	3,784	3,210
Interest and dividends on tax-exempt investment securities	118	114	351	341
Interest on federal funds sold and other interest-earning assets	54	34	239	82
Total interest income	9,612	9,726	28,837	28,717
Interest expense:
Demand- interest bearing	211	159	567	425
Money market and savings	572	868	2,157	2,527
Time deposits	370	781	1,384	2,327
Other borrowings	283	279	852	853
Total interest expense	1,436	2,087	4,960	6,132
Net interest income	8,176	7,639	23,877	22,585
Provision for loan losses	850	616	600	5,666
Net interest income after provision for loan losses	7,326	7,023	23,277	16,919
Non-interest income:
Loan advisory and servicing fees	333	137	873	293
Gain on sales of SBA loans	1,141	1,983	3,337	4,337
Service fees on deposit accounts	234	216	670	586
Legal settlements	50	750	155	750
Gain on sale of investment securities	-	640	774	640
Other-than-temporary impairment losses	-	(45)	(33)	(49)
Portion recognized in other comprehensive income (before taxes)	-	5	2	7
Net impairment loss on investment securities	-	(40)	(31)	(42)
Bank owned life insurance income	20	40	55	106
Other non-interest income	53	229	143	488
Total non-interest income	1,831	3,955	5,976	7,158
Non-interest expense:
Salaries and employee benefits	4,008	4,135	12,105	11,280
Occupancy	875	850	2,591	2,494
Depreciation and amortization	492	527	1,516	1,588
Legal	547	400	2,334	1,274
Other real estate owned	287	315	489	1,739
Advertising	57	70	207	260
Data processing	288	347	863	865
Insurance	183	200	493	637
Professional fees	326	383	917	1,271
Regulatory assessments and costs	343	507	1,032	1,550
Taxes, other	181	261	718	706
Other operating expenses	1,200	1,110	3,368	3,444
Total non-interest expense	8,787	9,105	26,633	27,108
Income (loss) before provision (benefit) for income taxes	370	1,873	2,620	(3,031)
Provision (benefit) for income taxes	(28)	509	(90)	(1,407)
Net income (loss)	$398	$1,364	$2,710	$(1,624)
Net income (loss) per share:
Basic	$0.02	$0.05	$0.10	$(0.06)
Diluted	$0.02	$0.05	$0.10	$(0.06)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$398	$1,364	$2,710	$(1,624)

Other comprehensive income (loss), net of tax
Unrealized gain on securities (pre-tax $1,854, $125, $2,459, and $2,993, respectively)	1,188	80	1,576	1,918
Reclassification adjustment for securities gains (pre-tax $-, $640, $774, and $640, respectively)	-	(416)	(503)	(416)
Reclassification adjustment for impairment charge (pre-tax $-, $40, $31, and $42, respectively)	-	26	20	27

Total other comprehensive income (loss)	1,188	(310)	1,093	1,529

Total comprehensive income (loss)	$1,586	$1,054	$3,803	$(95)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,710	$(1,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	600	5,666
Loss on sale of other real estate owned	10	-
Writedown of other real estate owned	130	1,252
Depreciation and amortization	1,516	1,588
Stock based compensation	290	253
Gain on sale of investment securities	(774)	(640)
Impairment charges on investment securities	31	42
Amortization of premiums/(discounts) on investment securities	269	45
Proceeds from sales of SBA loans	35,358	47,046
SBA loans originated for sale	(32,185)	(44,099)
Gains on sales of SBA loans originated for sale	(3,337)	(4,337)
Increase in value of bank owned life insurance	(55)	(106)
Increase in accrued interest receivable and other assets	(249)	(831)
(Decrease) increase in accrued interest payable and other liabilities	(38)	987
Net cash provided by operating activities	4,276	5,242

Cash flows from investing activities:
Purchase of investment securities available for sale	(60,910)	(55,466)
Proceeds from the sale of securities available for sale	22,590	34,277
Proceeds from the maturity or call of securities available for sale	22,274	13,292
Proceeds from the maturity or call of securities held to maturity	74	8
Proceeds from redemption of FHLB stock	952	907
Net increase in loans	(37,845)	(19,024)
Net proceeds from sale of other real estate owned	334	1,010
Premises and equipment expenditures	(424)	(464)
Net cash used in investing activities	(52,955)	(25,460)

Cash flows from financing activities:
Net increase in demand, money market and savings deposits	339	71,293
Net (decrease) increase in time deposits	(84,757)	4,266
Net cash (used in) provided by financing activities	(84,418)	75,559

Net (decrease) increase in cash and cash equivalents	(133,097)	55,341
Cash and cash equivalents, beginning of year	230,955	35,865
Cash and cash equivalents, end of period	$97,858	$91,206

Supplemental disclosures:
Interest paid	$5,363	$5,847
Non-cash transfers from loans to other real estate owned	$1,307	$1,013

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Total comprehensive income			2,710			1,093	3,803
Stock based compensation		290					290

Balance September 30, 2012	$265	$106,673	$(35,132)	$(3,099)	$(809)	$1,046	$68,944

Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Total comprehensive income (loss)			(1,624)			1,529	(95)
Stock based compensation		253					253

Balance September 30, 2011	$265	$106,277	$(14,764)	$(3,099)	$(809)	$434	$88,304

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a corporation incorporated under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic” or the “Bank”) which does business under the name Republic Bank.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of September 30, 2012, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2012 and 2011 are as follows:

	2012	2011
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	53.12% to 54.49%	49.11%
Risk-free interest rate(3)	1.01% to 1.61%	2.84%
Expected life(4)	7.0 years	7.0 years

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

During the nine months ended September 30, 2012 and 2011, 61,000 shares and 53,500 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2012, the intrinsic value of the 964,530 options outstanding was $59,888, while the intrinsic value of the 168,930 exercisable (vested) options was $0.

Information regarding stock based compensation at and for the periods ended September 30, 2012 and 2011 is set forth below:

	2012	2011
Stock based compensation expense recognized	$ 290,000	$ 253,000
Number of unvested stock options	795,600	550,350
Fair value of unvested stock options	$ 1,426,878	$1,231,597
Amount remaining to be recognized as expense	$ 548,287	$ 554,517

The remaining amount of $548,287 will be recognized as expense through August 2016.

Earnings per Share

Earnings per share (“EPS”) consists of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  For the three and nine months ended September 30, 2012 and 2011, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$398	$1,364	$2,710	$(1,624)

Weighted average shares outstanding	25,973	25,973	25,973	25,973

Net income (loss) per share – basic and diluted	$0.02	$0.05	$0.10	$(0.06)

Recent Accounting Pronouncements

ASU 2011-12
      In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.  In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB deferred the implementation date of this provision to allow time for further consideration.  The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies.  The adoption of this guidance did not have a material effect on its consolidated financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2012 and December 31, 2011 is as follows:

	At September 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$101,279	$2,196	$-	$103,475
Mortgage-backed securities	20,237	1,301	-	21,538
Municipal securities	11,077	919	(36)	11,960
Corporate bonds	32,245	555	(423)	32,377
Asset-backed securities	19,986	135	(191)	19,930
Trust Preferred Securities	5,950	-	(2,834)	3,116
Other securities	131	2	-	133
Total securities available for sale	$190,905	$5,108	$(3,484)	$192,529

U.S. Government agencies	$1	$-	$-	$1
Other securities	65	3	-	68
Total securities held to maturity	$66	$3	$-	$69

	At December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$117,382	$2,629	$-	$120,011
Mortgage-backed securities	12,764	1,352	-	14,116
Municipal securities	10,863	494	(323)	11,034
Corporate bonds	26,881	17	(1,281)	25,617
Trust Preferred Securities	6,375	-	(2,965)	3,410
Other securities	131	4	-	135
Total securities available for sale	$174,396	$4,496	$(4,569)	$174,323

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	4	-	142
Total securities held to maturity	$140	$4	$-	$144

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2012 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$15,389	$15,714	$-	$-
After 1 year to 5 years	79,126	81,254	66	69
After 5 years to 10 years	72,070	70,075	-	-
After 10 years	24,320	25,486	-	-
Total	$190,905	$192,529	$66	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of September 30, 2012 and December 31, 2011, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of September 30, 2012 and December 31, 2011.  In addition, the Company did not hold any private issued CMO’s as September 30, 2012 and December 31, 2011.  As of September 30, 3012, the asset-backed securities consist solely of two Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.  There were no asset-backed securities in the portfolio as of December 31, 2011.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, requires the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the three and nine months ended September 30, 2012 amounted to $0 and $31,000 respectively.  Impairment charges (credit losses) on trust preferred securities for the three and nine months ended September 30, 2011 amounted to $40,000 and $42,000, respectively.

The company realized gross gains on the sale of securities of $0 and $774,000, respectively, during the three and nine months ended September 30, 2012.  The related sale proceeds amounted to $22.6 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $271,000.  The company realized gross gains on the sale of securities of $640,000 during the three and nine months ended September 30, 2011.  The related sale proceeds amounted to $34.3 million.  The tax provision applicable to these gross gains in 2011 amounted to approximately $224,000.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2012	2011

Beginning Balance, January 1st	$3,925	$3,883
Additional credit-related impairment loss on securities for which another-than-temporary impairment was previously recognized	31	42
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other	-	-
comprehensive income was recognized in earnings because the Company	-	-
intends to sell the security	-	-
Ending Balance, September 30,	$3,956	$3,925

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At September 30, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	1,717	36	1,717	36
Corporate bonds	4,821	178	14,751	245	19,572	423
Asset-backed securities	9,405	191	-	-	9,405	191
Trust Preferred Securities	-	-	3,116	2,834	3,116	2,834
Total	$14,226	$369	$19,584	$3,115	$33,810	$3,484

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$9	$-	$9	$-
Municipal securities	-	-	4,490	323	4,490	323
Corporate bonds	18,714	1,281	-	-	18,714	1,281
Trust Preferred Securities	-	-	3,410	2,965	3,410	2,965
Total	$18,714	$1,281	$7,909	$3,288	$26,623	$4,569

The impairment of the investment portfolio totaled $3.5 million with a total fair value of $33.8 million at September 30, 2012.  The most significant component of this impairment is related to the trust preferred securities held in the portfolio.  Unrealized losses on the trust preferred securities amount to $2.8 million at September 30, 2012.  The unrealized losses associated with the trust preferred securities are a result of the secondary market for such securities becoming inactive and are considered temporary at this time.

The following table provides additional detail about trust preferred securities as of September 30, 2012.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	CCC	5	27%	0.40%	$-
Preferred Term Securities VII	Mezzanine Notes	1,658	1,114	(544)	C	8	64	0.59	2,173
TPREF Funding II	Class B Notes	742	336	(406)	C	18	39	0.37	257
TPREF Funding III	Class B2 Notes	1,521	731	(790)	C	17	39	0.44	480
Trapeza CDO I, LLC	Class C1 Notes	556	215	(341)	C	11	53	0.52	470
ALESCO Preferred Funding IV	Class B1 Notes	604	272	(332)	C	36	29	0.37	396
ALESCO Preferred Funding V	Class C1 Notes	820	408	(412)	C	39	33	0.36	180
Total		$5,950	$3,116	$(2,834)		134	40%		$3,956

At September 30, 2012, the investment portfolio included twenty-five municipal securities with a total market value of $12.0 million.  These securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $6.1 million.  As of September 30, 2012, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

The unrealized losses on the remaining securities are due to changes in market value resulting from changes in market interest rates and are considered temporary as of September 30, 2012.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011

Commercial real estate	$344,149	$344,377
Construction and land development	29,744	35,061
Commercial and industrial	108,665	87,668
Owner occupied real estate	117,959	102,777
Consumer and other	20,370	16,683
Residential mortgage	2,467	3,150
Total loans receivable	623,354	589,716
Deferred costs (fees)	(176)	(224)
Allowance for loan losses	(9,798)	(12,050)
Net loans receivable	$613,380	$577,442

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$16,200	$16,282	$-	$11,053	$11,123	$-
Construction and land development	4,842	9,825	-	6,165	12,011	-
Commercial and industrial	5,178	8,282	-	4,781	4,895	-
Owner occupied real estate	505	505	-	506	506	-
Consumer and other	914	1,141	-	958	1,196	-
Total	$27,639	$36,035	$-	$23,463	$29,731	$-

With an allowance recorded:
Commercial real estate	$10,138	$10,138	$1,681	$9,023	$9,023	$2,066
Construction and land development	733	1,933	83	818	1,933	98
Commercial and industrial	1,992	2,114	609	3,539	6,009	629
Owner occupied real estate	3,527	3,527	872	1,356	1,356	311
Consumer and other	146	153	47	-	-	-
Total	$16,536	$17,865	$3,292	$14,736	$18,321	$3,104

Total Impaired Loans:
Commercial real estate	$26,338	$26,420	$1,681	$20,076	$20,146	$2,066
Construction and land development	5,575	11,758	83	6,983	13,944	98
Commercial and industrial	7,170	10,396	609	8,320	10,904	629
Owner occupied real estate	4,032	4,032	872	1,862	1,862	311
Consumer and other	1,060	1,294	47	958	1,196	-
Total	$44,175	$53,900	$3,292	$38,199	$48,052	$3,104

         The following table presents additional information regarding the Company’s impaired loans for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
	2012		2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$15,728	$186	$28,726	$231
Construction and land development	4,878	27	18,286	45
Commercial and industrial	4,955	28	2,313	27
Owner occupied real estate	673	3	1,436	9
Consumer and other	898	4	739	-
Total	$27,132	$248	$51,500	$312

With an allowance recorded:
Commercial real estate	$9,256	$124	$13,951	$159
Construction and land development	923	-	2,285	4
Commercial and industrial	2,480	16	3,956	5
Owner occupied real estate	3,123	48	2,066	32
Consumer and other	121	-	-	-
Total	$15,903	$188	$22,258	$200

Total Impaired Loans:
Commercial real estate	$24,984	$310	$42,677	$390
Construction and land development	5,801	27	20,571	49
Commercial and industrial	7,435	44	6,269	32
Owner occupied real estate	3,796	51	3,502	41
Consumer and other	1,019	4	739	-
Total	$43,035	$436	$73,758	$512

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $225,000 and $503,000 for the three months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012		2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$14,786	$556	$31,140	$822
Construction and land development	4,946	86	17,328	144
Commercial and industrial	4,509	106	3,083	80
Owner occupied real estate	1,013	30	1,710	28
Consumer and other	866	8	709	-
Total	$26,120	$786	$53,970	$1,074

With an allowance recorded:
Commercial real estate	$7,488	$259	$12,901	$411
Construction and land development	1,305	-	5,545	25
Commercial and industrial	3,454	35	3,784	16
Owner occupied real estate	2,315	96	2,610	96
Consumer and other	73	-	-	-
Total	$14,635	$390	$24,840	$548

Total Impaired Loans:
Commercial real estate	$22,274	$815	$44,041	$1,233
Construction and land development	6,251	86	22,873	169
Commercial and industrial	7,963	141	6,867	96
Owner occupied real estate	3,328	126	4,320	124
Consumer and other	939	8	709	-
Total	$40,755	$1,176	$78,810	$1,622

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $545,000 and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2012 and September 30, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2012
Allowance for loan losses:

Beginning balance:	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385
Charge-offs	(133)	-	(303)	-	(1)	-	-	(437)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	794	(173)	37	335	55	2	(200)	850
Ending balance	$4,622	$1,243	$1,550	$1,961	$188	$18	$216	$9,798

Three months ended September 30, 2011
Allowance for loan losses:

Beginning balance:	$8,646	$1,819	$2,729	$1,596	$124	$33	$161	$15,108
Charge-offs	(1,062)	(1,305)	(975)	-	(3)	-	-	(3,345)
Recoveries		-	-	-	1	-	-	1
Provisions (credits)	99	460	-	93	(8)	(10)	(18)	616
Ending balance	$7,683	$974	$1,754	$1,689	$114	$23	$143	$12,380

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2012
Allowance for loan losses:

Beginning balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(899)	(921)	(1,063)	-	(102)	-	-	(2,985)
Recoveries	-	105	-	-	28	-	-	133
Provisions (credits)	(1,851)	1,501	685	(2)	149	(5)	123	600
Ending balance	$4,622	$1,243	$1,550	$1,961	$188	$18	$216	$9,798

Nine months ended September 30, 2011
Allowance for loan losses:

Beginning Balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(2,096)	(1,675)	(975)	-	(34)	-	-	(4,780)
Recoveries	9	2	-	-	39	-	-	50
Provisions (credits)	2,527	1,810	1,286	114	(21)	(18)	(32)	5,666
Ending balance	$7,683	$974	$1,754	$1,689	$114	$23	$143	$12,380

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2012
Allowance for loan losses:

Individually evaluated for impairment	$1,681	$83	$609	$872	$47	$-	$-	$3,292

Collectively evaluated for impairment	2,941	1,160	941	1,089	141	18	216	6,506

Total allowance for loan losses	$4,622	$1,243	$1,550	$1,961	$188	$18	$216	$9,798

Loans receivable:

Loans evaluated individually	$26,338	$5,575	$7,170	$4,032	$1,060	$-	$-	$44,175

Loans evaluated collectively	317,811	24,169	101,495	113,927	19,310	2,467	-	579,179

Total loans receivable	$344,149	$29,744	$108,665	$117,959	$20,370	$2,467	$-	$623,354

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2011
Allowance for loan losses:

Individually evaluated for impairment	$2,066	$98	$629	$311	$-	$-	$-	$3,104

Collectively evaluated for impairment	5,306	460	1,299	1,652	113	23	93	8,946

Total allowance for loan losses	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

Loans receivable:

Loans evaluated individually	$20,076	$6,983	$8,320	$1,862	$958	$-	$-	$38,199

Loans evaluated collectively	324,301	28,078	79,348	100,915	15,725	3,150	-	551,517

Total loans receivable	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$-	$589,716

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2012:
Commercial real estate	$13,963	$398	$8,293	$22,654	$321,495	$344,149	$-
Construction and land development	263	-	3,100	3,363	26,381	29,744	-
Commercial and industrial	1,307	-	3,403	4,710	103,955	108,665	-
Owner occupied real estate	1,654	-	505	2,159	115,800	117,959	-
Consumer and other	9	-	851	860	19,510	20,370	-
Residential mortgage	-	-	-	-	2,467	2,467	-
Total	$17,196	$398	$16,152	$33,746	$589,608	$623,354	$-

At December 31, 2011:
Commercial real estate	$8,662	$390	$1,880	$10,932	$333,445	$344,377	$-
Construction and land development	-	-	4,022	4,022	31,039	35,061	-
Commercial and industrial	-	-	4,673	4,673	82,995	87,668	748
Owner occupied real estate	1,043	-	-	1,043	101,734	102,777	-
Consumer and other	1	-	737	738	15,945	16,683	-
Residential mortgage	-	-	-	-	3,150	3,150	-
Total	$9,706	$390	$11,312	$21,408	$568,308	$589,716	$748

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012:
Commercial real estate	$316,659	$247	$27,243	$-	$344,149
Construction and land development	23,662	-	6,082	-	29,744
Commercial and industrial	101,358	-	7,307	-	108,665
Owner occupied real estate	113,761	167	4,031	-	117,959
Consumer and other	18,951	101	1,318	-	20,370
Residential mortgage	2,467	-	-	-	2,467
Total	$576,858	$515	$45,981	$-	$623,354

December 31, 2011:
Commercial real estate	$310,364	$8,573	$25,440	$-	$344,377
Construction and land development	27,224	-	7,837	-	35,061
Commercial and industrial	77,888	248	9,532	-	87,668
Owner occupied real estate	99,031	-	3,746	-	102,777
Consumer and other	15,468	209	1,006	-	16,683
Residential mortgage	3,150	-	-	-	3,150
Total	$533,125	$9,030	$47,561	$-	$589,716

The following table shows non-accrual loans by class as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial real estate	$8,293	$1,880
Construction and land development	3,100	4,022
Commercial and industrial	3,403	3,925
Owner occupied real estate	505	-
Consumer and other	851	737
Residential mortgage	-	-
Total	$16,152	$10,564

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a potential troubled debt restructuring.  Since the adoption of this accounting guidance, the Company has identified three loan relationships as troubled debt restructurings for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying these receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35.

The following table summarizes information in regards to troubled debt restructurings for the period ended September 30, 2012 and December 31, 2011:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
September 30, 2012:
Commercial real estate	$1,669	$-	$1,669
Construction and land development	2,140	-	2,140
Commercial and industrial	-	-	-
Owner occupied real estate	1,946	-	1,946
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,755	$-	$5,755

December 31, 2011:
Commercial real estate	$2,383	$-	$2,383
Construction and land development	2,625	-	2,625
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,008	$-	$5,008

There was one new troubled debt restructuring identified during the three and nine month periods ended September 30, 2012.  There were no troubled debt restructurings that subsequently defaulted during these periods.

The Company modified one owner occupied real estate loan during the nine month period ended September 30, 2012.  In accordance with the modified terms of this owner occupied real estate loan, the Company extended the maturity date of the loan.  In addition, the effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The owner occupied real estate loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2012:
Collateralized mortgage obligations	$103,475	$-	$103,475	$-
Mortgage-backed securities	21,538	-	21,538	-
Municipal securities	11,960	-	11,960	-
Corporate bonds	32,377	-	29,369	3,008
Asset-backed securities	19,930	-	19,930	-
Trust Preferred Securities	3,116	-	-	3,116
Other securities	133	-	133	-
Securities Available for Sale	$192,529	$-	$186,405	$6,124

December 31, 2011:
Collateralized mortgage obligations	$120,011	$-	$120,011	$-
Mortgage-backed securities	14,116	-	14,116	-
Municipal securities	11,034	-	11,034	-
Corporate bonds	25,617	-	22,613	3,004
Trust Preferred Securities	3,410	-	-	3,410
Other securities	135	-	135	-
Securities Available for Sale	$174,323	$-	$167,909	$6,414

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1,	$3,175	$3,007	$3,665	$3,000
Unrealized gains (losses)	255	1	(204)	-
Paydowns	(314)	-	-	-
Impairment charges on Level 3	-	-	(40)	-
Balance, September 30,	$3,116	$3,008	$3,421	$3,000

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,410	$3,004	$3,450	$3,000
Unrealized gains (losses)	144	4	13	-
Paydowns	(407)	-	-	-
Impairment charges on Level 3	(31)	-	(42)	-
Balance, September 30,	$3,116	$3,008	$3,421	$3,000

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2012:
Impaired loans	$17,182	$-	$-	$17,182
Other real estate owned	2,042	-	-	2,042

December 31, 2011:
Impaired loans	$15,659	$-	$-	$15,659
Other real estate owned	6,479	-	-	6,479

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements September 30, 2012
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average (3)
Impaired loans	$ 17,182	Fair Value of Collateral (1)	Appraised Value (2)	0% - 46% (14%)

Other real estate owned	$ 2,042	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	2% - 8% (7%)

   (1)  Fair value is generally determined through independent appraisals of the underlying collateral, which include level 3 inputs that are not identifiable.
   (2)  Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
   (3)  The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

The significant unobservable inputs for impaired loans and other real estate owned are the appraised value or an agreed upon sales price.  These values are adjusted for estimated costs to sell which are incremental direct costs to transact a sale such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be considered essential to the sale and would not have been incurred if the decision to sell had not been made. The costs to sell are based on costs associated with the Company’s actual sales of other real estate owned which are assessed annually.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2012 and December 31, 2011. Financial information on the issuers was also obtained from Bloomberg, the FDIC and the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. For more information on these assumptions, please refer to the Company’s most recent 10-K. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

The CDOs have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. We invested in the mezzanine tranches in each of the CDOs currently in our portfolio. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the trust preferred securities as of the collateral cut-off date of September 15, 2012 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the trust preferred securities at September 30, 2012 and December 31, 2011 was not active. This is evidenced by a significant widening of the bid/ask spreads in the markets in which the trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Company’s senior and mezzanine tranches of trust preferred securities.  The values of the Company’s mezzanine tranches of trust preferred securities are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company’s holdings are not quantifiably estimable.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$97,858	$97,858	$97,858	$-	$-
Investment securities available for sale	192,529	192,529	-	186,405	6,124
Investment securities held to maturity	66	69	-	69	-
Restricted stock	4,369	4,369	4,369	-	-
Loans held for sale	1,089	1,213	-	1,213	-
Loans receivable, net	613,380	609,042	-	-	609,042
Accrued interest receivable	3,149	3,149	3,149	-	-

Financial liabilities:
Deposits
Demand, savings and money market	$736,009	$736,009	$736,009	$-	$-
Time	132,184	133,146	-	133,146	-
Subordinated debt	22,476	19,473	-	-	19,473
Accrued interest payable	646	646	646	-	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$230,955	$230,955
Investment securities available for sale	174,323	174,323
Investment securities held to maturity	140	144
Restricted stock	5,321	5,321
Loans held for sale	925	1,021
Loans receivable, net	577,442	576,052
Accrued interest receivable	3,003	3,003

Financial liabilities:
Deposits
Demand, savings and money market	$735,670	$735,670
Time	216,941	218,137
Subordinated debt	22,476	18,247
Accrued interest payable	1,049	1,049

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Financial Condition

Assets

Total assets decreased by $80.4 million to $967.0 million at September 30, 2012, compared to $1.0 billion at December 31, 2011, mainly due to a decrease in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of the Company’s most liquid assets. The aggregate amount in these two categories decreased by $133.1 million, to $97.9 million at September 30, 2012, from $231.0 million at December 31, 2011.  This decrease was primarily caused by the decrease in deposit balances, growth in outstanding loan balances and the purchase of investment securities during the first nine months of 2012.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $1.1 million at September 30, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at September 30, 2012.

Loans Receivable

The loan portfolio represents the Company’s largest asset category and is its most significant source of interest income. The Company’s lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to Republic’s legal lending limit to a customer, which was approximately $14.3 million at September 30, 2012.  Loans made to one individual customer even if secured by different collateral, are aggregated for purposes of the lending limit.  Gross loans increased $33.6 million, to $623.4 million at September 30, 2012, compared to $589.7 million at December 31, 2011 driven by an increase in loan demand resulting in higher originations in the commercial and industrial and owner occupied real estate categories.

Investment Securities

Investment securities available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  The Company’s investment securities available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $192.5 million at September 30, 2012, compared to $174.3 million at December 31, 2011.  The increase of $18.2 million was primarily due to the purchase of securities totaling $60.9 million partially offset by proceeds from sales and pay downs of securities totaling $44.9 million during the first nine months of 2012.  At September 30, 2012, the portfolio had a net unrealized gain of $1.6 million compared to a net unrealized loss of $73,000 at December 31, 2011.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At September 30, 2012 and December 31, 2011, securities held to maturity totaled $66,000 and $140,000, respectively.  The decrease of $74,000 was the result of a debt security reaching its maturity during the second quarter of 2012.

Restricted Stock

Restricted stock, which represents required investment in the common stock of correspondent banks related to a credit facility, is carried at cost and as of September 30, 2012 and December 31, 2011, consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In each of the first, second and third quarter of 2012, the FHLB repurchased 5% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. Decisions regarding any future repurchases of restricted stock by the FHLB of Pittsburgh will be made on a quarterly basis.  The FHLB issued its first dividend payments since 2008 during the first, second and third quarter of 2012.

At September 30, 2012 and December 31, 2011, the investment in FHLB of Pittsburgh stock totaled $4.2 million and $5.2 million, respectively.  At both September 30, 2012 and December 31, 2011, ACBB stock totaled $143,000.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $84.4 million to $868.2 million at September 30, 2012 from $952.6 million at December 31, 2011.  The decrease was primarily the result of $96.6 million in temporary demand deposits received just prior to the end of the fourth quarter 2011 that were withdrawn early in the first quarter 2012.

Shareholders’ Equity

Total shareholders’ equity increased $4.0 million to $68.9 million at September 30, 2012, compared to $64.9 million at December 31, 2011, primarily due to the net income and the increase in accumulated other comprehensive income recognized during the first nine months of 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The Company reported net income of $398,000, or $0.02 per share, for the three months ended September 30, 2012, compared to net income of $1.4 million, or $0.05 per share, for the three months ended September 30, 2011.  The decrease in net income was primarily driven by a decrease in non-interest income in the current quarter.

Net interest income for the three month period ended September 30, 2012 was $8.2 million compared to $7.6 million for the three months ended September 30, 2011.  Interest income remained relatively flat for the three months ended September 30, 2012 and September 30, 2011.  Interest expense decreased $651,000, or 31.2%, to $1.4 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011. This decrease was primarily due to a 34 basis point decrease in the rate on average deposits outstanding as the Company continues to focus its effort on the gathering of low cost, core deposits.

Non-interest income decreased by $2.1 million to $1.8 million during the three months ended September 30, 2012 compared to $4.0 million during the three months ended September 30, 2011. The Company received a legal settlement in the amount of $750,000 and also recognized gains on the sale of investment securities totaling $640,000 during the third quarter of 2011. In addition, gains recognized on sale of SBA loans decreased by $842,000 during the third quarter of 2012 as a result of lower SBA loan originations during the period.

Non-interest expenses decreased $318,000 to $8.8 million during the three months ended September 30, 2012 compared to $9.1 million during the three months ended September 30, 2011 primarily due to a decrease in salaries and employee benefits and regulatory assessments and costs during the third quarter of 2012.  Salaries and employee benefits decreased as a result of lower incentive payouts related to the sale of SBA loans and regulatory assessments decreased as a result of an improved risk rating for the Company.

Return on average assets and average equity from continuing operations were 0.17% and 2.32%, respectively, during the three months ended September 30, 2012 compared to 0.58% and 6.17%, respectively, for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

The Company reported net income of $2.7 million, or $0.10 per share, for the nine months ended September 30, 2012, as compared to a net loss of $1.6 million, or $0.06 per share, for the nine months ended September 30, 2011.  The increase in net income was primarily driven by a decrease in the provision for loan losses.  The Company recorded a provision in the amount of $600,000 for the nine months ended September 30, 2012 compared to a $5.7 million provision during the nine months ended September 30, 2011.  The decrease in provision was primarily driven by the significant improvement in asset quality year over year, along with a reduction in the required allowance for loan losses related to loans collectively evaluated for impairment.

Net interest income for the nine months ended September 30, 2012 increased $1.3 million to $23.9 million as compared to $22.6 million for the nine months ended September 30, 2011.  During this same period, interest income remained relatively flat while interest expense decreased $1.2 million, or 19.1%, primarily due to a 27 basis point decrease in the rate on average deposits outstanding.

Non-interest income decreased $1.2 million to $6.0 million during the nine months ended September 30, 2012 as compared to $7.2 million during the nine months ended September 30, 2011 primarily due to higher gains recognized on the sale of SBA loans and higher income from legal settlements during the nine months ended September 30, 2011.

Non-interest expenses decreased $475,000 to $26.6 million during the nine months ended September 30, 2012 as compared to $27.1 million during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, salaries and benefits increased by $825,000 primarily due to annual merit increases.  Legal fees increased by $1.1 million primarily as a result of a legal matter involving a loan workout resolution.  Other real estate owned expenses decreased by $1.2 million as a result of assets sold in the bulk sale of troubled loans and foreclosed properties during the fourth quarter of 2011.  Regulatory assessments and costs decreased by $518,000 as a result of an improved risk rating for the Company.

Return on average assets and average equity from continuing operations were 0.37% and 5.42%, respectively, during the nine months ended September 30, 2012 compared to (0.24)% and (2.48)%, respectively, for the nine months ended September 30, 2011.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$88,996	$54	0.24%	$72,214	$34	0.19%
Investment securities and restricted stock	190,441	1,428	3.00%	151,120	1,268	3.36%
Loans receivable	613,190	8,228	5.34%	637,477	8,528	5.31%
Total interest-earning assets	892,627	9,710	4.33%	860,811	9,830	4.53%
Other assets	56,814			71,649
Total assets	$949,441			$932,460

Interest-earning liabilities:
Demand – non-interest bearing	$134,857			$120,443
Demand – interest bearing	162,270	211	0.52%	100,516	159	0.63%
Money market & savings	416,038	572	0.55%	347,727	868	0.99%
Time deposits	138,148	370	1.07%	245,083	781	1.26%
Total deposits	851,313	1,153	0.54%	813,769	1,808	0.88%
Total interest-bearing deposits	716,456	1,153	0.64%	693,326	1,808	1.03%
Other borrowings	22,476	283	5.01%	22,552	279	4.91%
Total interest-bearing liabilities	738,932	1,436	0.77%	715,878	2,087	1.16%
Total deposits and other borrowings	873,789	1,436	0.65%	836,321	2,087	0.99%
Non interest-bearing other liabilities	7,409			8,468
Shareholders’ equity	68,243			87,671
Total liabilities and shareholders’ equity	$949,441			$932,460
Net interest income (2)		$8,274			$7,743
Net interest spread			3.56%			3.37%
Net interest margin (2)			3.69%			3.57%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $98 and $104 for the three months ended September 30, 2012 and 2011, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$123,332	$239	0.26%	$46,443	$82	0.24%
Investment securities and restricted stock	184,748	4,324	3.12%	153,795	3,735	3.24%
Loans receivable	604,245	24,570	5.43%	634,505	25,206	5.31%
Total interest-earning assets	912,325	29,133	4.27%	834,743	29,023	4.65%
Other assets	56,025			73,339
Total assets	$968,350			$908,082

Interest-earning liabilities:
Demand – non-interest bearing	$135,079			$116,274
Demand – interest bearing	135,461	567	0.56%	87,741	425	0.65%
Money market & savings	436,182	2,157	0.66%	332,517	2,527	1.02%
Time deposits	164,797	1,384	1.12%	250,129	2,327	1.24%
Total deposits	871,519	4,108	0.63%	786,661	5,279	0.90%
Total interest-bearing deposits	736,440	4,108	0.75%	670,387	5,279	1.05%
Other borrowings	22,526	852	5.05%	25,624	853	4.45%
Total interest-bearing liabilities	758,966	4,960	0.87%	696,011	6,132	1.18%
Total deposits and other borrowings	894,045	4,960	0.74%	812,285	6,132	1.01%
Non interest-bearing other liabilities	7,529			8,166
Shareholders’ equity	66,776			87,631
Total liabilities and shareholders’ equity	$968,350			$908,082
Net interest income (2)		$24,173			$22,891
Net interest spread			3.40%			3.47%
Net interest margin (2)			3.54%			3.67%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $296 and $306 for the nine months ended September 30, 2012 and 2011, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2012 vs. 2011			For the nine months ended September 30, 2012 vs. 2011
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$7	$13	$20	$149	$8	$157
Securities	299	(139)	160	724	(135)	589
Loans	(341)	41	(300)	(1,268)	632	(636)
Total interest-earning assets	(35)	(85)	(120)	(395)	505	110

Interest expense:
Deposits
Interest-bearing demand deposits	81	(29)	52	200	(58)	142
Money market and savings	88	(383)	(295)	544	(914)	(370)
Time deposits	(293)	(119)	(412)	(716)	(227)	(943)
Total deposit interest expense	(124)	(531)	(655)	28	(1,199)	(1,171)
Other borrowings	-	4	4	(18)	17	(1)
Total interest expense	(124)	(527)	(651)	10	(1,182)	(1,172)
Net interest income	$89	$442	$531	$(405)	$1,687	$1,282

Net Interest Income

The Company’s total tax equivalent interest income decreased $120,000, or 1.2%, to $9.7 million for the three months ended September 30, 2012 compared to $9.8 million the three months ended September 30, 2011.  A $24.3 million reduction in average loans receivable was partially offset by a 3 basis point increase in loan yields and a $39.3 million increase in average investment securities.  The Company also reduced its average non-performing asset balances through a bulk sale of distressed loans and foreclosed properties during the fourth quarter of 2011.  For the nine months ended September 30, 2012, total tax equivalent interest income remained relatively flat at $29.1 million compared to $29.0 million for the nine months ended September 30, 2011.  The decrease in average loans receivable of $30.3 million, due to the aforementioned sale of loans, was offset by a $31.0 million increase in average investment securities and a 12 basis point increase in loan yields.

The Company’s total interest expense decreased $651,000, or 31.2%, to $1.4 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011, as the Company continues to lower the rates paid on interest bearing deposit accounts.  Total interest expense for the nine months ended September 30, 2012 decreased $1.2 million, or 19.1%, to $5.0 million as compared to $6.1 million for the nine months ended September 30, 2011.  Average deposit balances increased $37.5 million and $84.9 million for the three and nine months ended September 30, 2012, respectively, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits.  The average rate paid on interest-bearing deposits decreased 39 basis points to 0.64%, and 30 basis points to 0.75%, for the three and nine months ended September 30, 2012, respectively, compared to 1.03% and 1.05% for the same prior year period. Average time deposit balances declined $107.0 million and $85.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same prior year period.  The maturity and roll-off of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 19 basis points to 1.07%, and 12 basis points to 1.12% for the three and nine months ended September 30, 2012 as compared to the same prior year period.  Accordingly, rates on total interest-bearing liabilities decreased 39 and 31 basis points during the three and nine months ended September 30, 2012, respectively.

The tax equivalent net interest margin increased 12 basis points to 3.69% for the three months ended September 30, 2012, compared to 3.57% for the three months ended September 30, 2011 and the Company’s tax equivalent net interest income increased $531,000, or 6.9%, to $8.3 million for the three months ended September 30, 2012 as compared to $7.7 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the tax equivalent net interest margin decreased 13 basis points to 3.54%, compared to 3.67% for the nine months ended September 30, 2011 and the Company’s tax equivalent net interest income increased $1.3 million, or 5.6%, to $24.2 million for the nine months ended September 30, 2012 as compared to $22.9 million for the nine months ended September 30, 2011.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded an $850,000 provision for loan losses for the three months ended September 30, 2012 compared to a $616,000 provision for the three months ended September 30, 2011.  The Company recorded a provision for loan losses in the amount of $600,000 for the nine months ended September 30, 2012 compared to a $5.7 million provision for the nine months ended September 30, 2011. The lower provision recorded during the first nine months of 2012 was mainly attributable to the significant improvement in credit quality in the loan portfolio, along with a reduction in the component of the allowance for loan losses related to loans collectively evaluated for impairment caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Provision (Benefit) for Income Taxes

The Company recorded a benefit for income taxes of $28,000 for the three months ended September 30, 2012, compared to a $509,000 provision for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the Company recorded a benefit of $90,000 compared to a benefit of $1.4 million for the nine months ended September 30, 2011.  The $90,000 benefit recorded during the first nine months of 2012 was the net result of a tax provision in the amount of $720,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $810,000.  The effective tax rates for the three-month periods ended September 30, 2012 and 2011 were 18% and 27%, respectively, and for the nine month periods ended September 30, 2012 and 2011 were 27% and 46%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of September 30, 2012 and December 31, 2011.

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

The net deferred tax asset balance before consideration of a valuation allowance was $17.6 million as of September 30, 2012 and $18.9 million as of December 31, 2011.  The tax planning strategies assessed resulted in the projected realization of approximately $4.3 million in tax assets which can be considered more likely than not to be realized as of September 30, 2012 and $4.0 million as of December 31, 2011. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $14.1 million as of September 30, 2012 and $14.9 million as of December 31, 2011.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  As the Company continues to record consecutive quarters of profitable results, projections of future taxable income become more reliable and can again be used as a factor in assessing the ability to fully realize the deferred tax asset.  When the determination is made to include projections of future taxable income as a factor, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $99.9 million and $78.7 million, and standby letters of credit of approximately $4.3 million and $3.5 million, at September 30, 2012 and December 31, 2011, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $99.9 million of commitments to extend credit at September 30, 2012 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2012, and December 31, 2011 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2012:
Total risk based capital
Republic	$95,925	12.51%	$61,320	8.00%	$76,650	10.00%
Company	96,843	12.58%	61,595	8.00%	-	-
Tier one risk based capital
Republic	86,341	11.26%	30,660	4.00%	45,990	6.00%
Company	87,217	11.33%	30,798	4.00%	-	-
Tier one leveraged capital
Republic	86,341	9.13%	37,827	4.00%	47,284	5.00%
Company	87,217	9.21%	37,877	4.00%	-	-

At December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier one risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier one leveraged capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $97.9 million at September 30, 2012, compared to $231.0 million at December 31, 2011.  Loan maturities and repayments are another source of asset liquidity. At September 30, 2012, Republic estimated that more than $30.0 million of loans would mature or repay in the six-month period ending March 31, 2013. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At September 30, 2012, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $104.2 million. Certificates of deposit scheduled to mature in one year totaled $101.6 million at September 30, 2012. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $295.1 million as of September 30, 2012.  As of September 30, 2012 and December 31, 2011, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both September 30, 2012 and December 31, 2011.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2012 and December 31, 2011.

Investment Securities Portfolio

At September 30, 2012, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $192.5 million and $174.3 million as of September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, the portfolio had net unrealized gains of $1.6 million and net unrealized losses of $73,000, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.3 million at September 30, 2012.  Individual customers may have several loans often secured by different collateral.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Loans accruing, but past due 90 days or more	$-	$748
Non-accrual loans	16,152	10,564
Total non-performing loans(1)	16,152	11,312
Other real estate owned	7,312	6,479
Total non-performing assets(1)	$23,464	$17,791

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.59%	1.92%
Non-performing assets as a percentage of total assets	2.43%	1.70%

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

Non-accrual loans increased $5.6 million to $16.2 million at September 30, 2012, from $10.6 million at December 31, 2011. This increase was the result of one loan that moved to non-accrual status during the current period. In addition to non-accrual loans, impaired loans also include loans that are currently classified as performing loans, but for which potential credit concerns with the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2012 and December 31, 2011, all identified impaired loans are included in the preceding table, or are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $17.2 million and $9.7 million at September 30, 2012 and December 31, 2011, respectively; and (ii) 60 to 89 days past due, at September 30, 2012 and December 31, 2011, in the aggregate principal amount of $398,000 and $390,000, respectively.  Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned increased by $833,000 to $7.3 million at September 30, 2012 from $6.5 million at December 31, 2011 primarily due to the transfer of two foreclosed properties totaling $1.3 million during the third quarter.  The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2012 and the year ended December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Beginning Balance, January 1st	$6,479	$15,237
Additions	1,307	6,792
Valuation adjustments	(140)	(6,103)
Dispositions	(334)	(9,447)
Ending Balance	$7,312	$6,479

At September 30, 2012, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2012 and 2011, and the twelve months ended December 31, 2011 is as follows (dollars in thousands):

	For the nine months ended September 30, 2012	For the twelve months ended December 31, 2011	For the nine months ended September 30, 2011
Balance at beginning of period	$12,050	$11,444	$11,444
Charge-offs:
Commercial real estate	899	8,783	2,096
Construction and land development	921	3,719	1,675
Commercial and industrial	1,063	1,088	975
Owner occupied real estate	-	1,838	-
Consumer and other	102	41	34
Residential mortgage	-	-	-
Total charge-offs	2,985	15,469	4,780
Recoveries:
Commercial real estate	-	44	9
Construction and land development	105	10	2
Commercial and industrial	-	-	-
Owner occupied real estate	-	15	-
Consumer and other	28	40	39
Residential mortgage	-	-	-
Total recoveries	133	109	50
Net charge-offs	2,852	15,360	4,730
Provision for loan losses	600	15,966	5,666
Balance at end of period	$9,798	$12,050	$12,380

Average loans outstanding(1)	$604,245	$630,309	$634,505

As a percent of average loans:(1)
Net charge-offs	0.63%	2.44%	1.00%
Provision for loan losses	0.13%	2.53%	1.19%
Allowance for loan losses	1.62%	1.91%	1.95%

Allowance for loan losses to:
Total loans, net of unearned income	1.57%	2.04%	1.95%
Total non-performing loans	60.66%	106.52%	38.68%

(1) Includes non-accruing loans.

The Company recorded a provision for loan losses in the amount of $600,000 during the nine month period ended September 30, 2012 compared to a provision of $5.7 million for the nine month period ended September 30, 2011. The decrease in the provision recorded during the nine month period ended September 30, 2012 compared to the prior year period was driven by the significant improvement in asset quality year over year.  In addition, a $2.3 reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment was recorded in the first quarter of 2012 due to a change in the analysis of historical losses as described above.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 60.7% at September 30, 2012, compared to 106.5% at December 31, 2011 and 38.7% at September 30, 2011.  The decrease in the coverage ratio as of September 30, 2012 compared to December 31, 2011 was primarily driven by the reduction in the allowance required for loans evaluated collectively for impairment during the nine months ended September 30, 2012. The increase in the coverage ratio during the nine month period ending September 30, 2012 as compared to the nine month period ending September 30, 2011 was primarily attributable to the significant decrease in non-performing loans from September 30, 2011 to September 30, 2012, driven by a bulk sale of distressed loans and foreclosed properties during the fourth quarter 2011.  Total non-performing loans were $16.2 million, $11.3 million and $32.0 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.6 million at September 30, 2012 compared to $7.4 million at December 31, 2011.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine month period ended September 30, 2012, there were no changes made to this policy.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (September 30, 2012) (“Disclosure Controls”).  Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2012.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, “Item 1A. Risk Factors” in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2012 and below.  The risk factors in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and in the Company’s Form 10-Q for the fiscal quarter ended June 30, 2012 and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from events beyond our control.

Our operations and the operations of our vendors, suppliers and customers may be subject to disruption from a variety of causes, including work stoppages, financial difficulties, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters.  If a major disruption were to occur it could result in suspension of operations, harm to people or the environment, delays in our ability to provide banking services, or the inability of customers to repay loan obligations.  Adverse consequences may also result with regard to the disruption in the operations of our vendors, suppliers and customers which could have a material effect upon our business.

As a result of Hurricane Sandy which made landfall across the northeastern part of the U.S. on October 29, 2012, the operations of the Company and some of its vendors, suppliers and customers were affected by the loss of electricity, flooding and other disruptions to operations.  We are in the early stages of assessing the full impact of the storm.  At this time we are currently unable to quantify the financial impact of any losses or disruptions and the effect that they may have on our future financial condition or results of operations.

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

Exhibit Number	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii)  Consolidated Statements of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity for each of  the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.
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

REPUBLIC FIRST BANCORP, INC.

Date: November 07, 2012	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 07, 2012	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)