Form 10-K
period 2012-12-31
REPUBLIC FIRST BANCORP INC
filed 2013-03-15
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

Commission File Number:  000-17007

REPUBLIC FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

 Registrant’s telephone number, including area code 215-735-4422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. YES  [  ]    NO    [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.   YES  [X]     NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $44,019,877 based on the last sale price on Nasdaq Global Market on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of March 14, 2013

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

Forward Looking Statements

This document contains “forward-looking statements,” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  These statements can be identified by reference to a future period or periods or by the use of words such as “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  These forward-looking statements include, among others:  statements of goals, intentions and expectations, statements regarding the impact of accounting pronouncements, statements regarding prospects and business strategy, statements regarding allowance for loan losses, asset quality and market risk and estimates of future costs, benefits and results.

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

Beginning in 2005, our primary objective had been to be an alternative to the large banks for commercial banking services in the Greater Philadelphia and Southern New Jersey area.  In the second quarter of 2008, we began to redirect our strategic efforts toward retail banking and the creation of a major regional retail and commercial bank with a distinct brand, by focusing on innovation, customer satisfaction, brand building and shareholder value creation.  To achieve this transformation, the Bank hired a number of former senior Commerce Bank employees: Andrew Logue, President and Chief Operating Officer; Rhonda Costello, Chief Retail Officer; Jay Neilon, Chief Credit Officer and Frank Cavallaro, Chief Financial Officer. With this management team in place and additional new employees for support, we believe we have the foundation and commitment to become a leading financial institution in the Philadelphia metropolitan area.

Additionally, the Bank hired two experienced and former Commerce Bank regional market managers, Stephen McWilliams and Robert Worley.  They lead the Bank’s lending efforts in the greater Philadelphia and Southern New Jersey area and in turn have hired a number of experienced lenders with the same focus. The results of these teams have generated many new opportunities for loan and deposit relationships.

We believe we have a strong management team, as well as adequate capital resources and liquidity to deal with current economic conditions and growth plans for the future.   In connection with the change in strategy to become a retail-focused and customer service based organization, in August 2010 we rebranded our stores to operate under the name “Republic Bank.” This is the name in which the Bank was originally incorporated under and utilized from 1988 until 1996.

During 2009 and 2010, we renovated, refurbished and remodeled most of our existing stores, making significant capital improvements, as part of our ongoing effort to adopt a more retail customer focus and attract additional retail business.  We have expanded customer services hours, enhanced our banking systems to better serve the retail customer and expanded our retail product offerings.

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

 In December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics.  We believe the loan sale represents the final step in completing the transformation of the Bank, which began in 2008.

 As of December 31, 2012, we had total assets of approximately $988.7 million, total shareholders’ equity of approximately $69.9 million, total deposits of approximately $889.2 million, net loans receivable of approximately $608.4 million, and net income of $3.6 million. The Company has one reportable segment: community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the areas surrounding our stores.

We provide banking services through the Bank, and do not presently engage in any activities other than banking activities.

Republic Bank

  Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.  Republic presently conducts its principal banking activities through its six Philadelphia offices and seven suburban offices in Plymouth Meeting, Bala Cynwyd, Ardmore and Abington, located in Montgomery County, Media, located in Delaware County, and Haddonfield and Voorhees, located in Southern New Jersey.

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

Our legal lending limit to one borrower was approximately $14.8 million at December 31, 2012.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area and we anticipate a continued increase in competition in our market area.

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

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, which enable us to provide our customers with access to ATMs worldwide. We currently have thirteen proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 54% of total loans outstanding at December 31, 2012.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Recent economic and financial conditions have adversely affected many of our borrowers.  To manage the challenges of this economic environment we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.

Although management continues to follow established underwriting policies and closely monitor loans through Republic’s loan review officer, credit risk is still inherent in the portfolio.  The majority of Republic’s loan portfolio is collateralized with real estate or other collateral; however, a portion of the commercial portfolio is unsecured, representing loans made to borrowers considered to be of sufficient financial strength to merit unsecured financing.  Republic makes both fixed and variable rate loans with terms typically ranging from one to five years. Variable rate loans are generally tied to the national prime rate of interest.

We have been affected by the challenging conditions in the economy and financial markets.  Since mid-2008, like many other commercial lenders, we have experienced elevated levels of charge-offs and loan loss provisions and increased amounts of non-performing loans and other real estate owned. During 2009 we instituted a vigilant credit administration process where we touch and review a significant portion of our loan portfolio on a regular basis. The sale of commercial real estate loans and other real estate owned in December 2011 substantially improved asset quality for the Bank and immediately strengthened our balance sheet. We also believe that economic indicators in the markets that we serve are showing signs of improvement which will enable us to continue progress toward consistent and sustainable growth and profitability.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2013 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009 and relocations of certain store locations are planned for the future as we began to direct more focus toward the retail customer experience. We anticipate pursuing additional de novo store opportunities in our primary service area in the future. The opening of these stores is subject to regulatory approval.

Securities Portfolio

We also maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2012 and 2011, approximately 63% and 75%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

Supervision and Regulation

General

Republic, as a Pennsylvania state chartered bank, is not a member of the Federal Reserve System (“Federal Reserve”) and is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking and Securities. We are a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended (“BHC Act”).  As a bank holding company, our activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve.

We are subject to extensive requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various federal and state consumer laws and regulations also affect the operations of Republic. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve attempting to control the money supply and credit availability in order to influence market interest rates and the national economy.

The following discussion summarizes certain banking laws and regulations that affect us and Republic.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.

• Source of Strength.  According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  The Dodd-Frank Act codifies the source-of-strength doctrine and expands upon the Federal Reserve policy, defining “source of strength” to mean the “ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.”  As of January 2013, implementing regulations of the Dodd-Frank Act source of strength provision have not yet been promulgated.

• Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  In June of 2012 the FDIC and other federal banking agencies proposed such new standards revising the regulatory capital requirements; the proposed rules are summarized under “Capital Adequacy” below. The Dodd-Frank Act also requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

• The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act created the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has broad rulemaking, supervisory and enforcement powers for a wide range of consumer protection laws applicable to banks with greater than $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the Bureau but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

• Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction be reasonable and proportional to the cost incurred by the issuer.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

       • Deposit Insurance.   The Dodd-Frank Act permanently increased the maximum deposit insurance amount to $250,000 for insured deposits and provided unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2012.  Amendments to the Federal Deposit Insurance Act, which were mandated by the Dodd-Frank Act, have revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) are calculated.  Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, by increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd- Frank Act also provides that, effective July 21, 2011, depository institutions may pay interest on demand deposits.  For further discussion of deposit insurance regulatory matters, see “Deposit Insurance and Assessments” below.

• Transactions with Affiliates.  Under federal law, we are subject to restrictions that limit certain types of transactions between Republic and its non-bank affiliates.  In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates.  Transactions between Republic and its non-bank affiliates are required to be on arms length terms.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including expanding the definition of “covered transactions” and “affiliates,” as well as increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

• Transactions with Insiders.  Under the Dodd-Frank Act, insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions have also been placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, if representing more than 10% of capital, approved by the institution’s board of directors.

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

• Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions.  All trust preferred securities, or TRUPs, issued by bank holding companies will be excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009.  TRUPS issued before May 19, 2010, by a bank holding company with at least $15 billion in assets as of December 31, 2009, will continue to qualify as Tier 1 capital until January 2013.   Beginning in January, 2013, the treatment of TRUPS as Tier 1capital started to be phased out over a 3 year period, which will end in January, 2016.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as us, with equity or debt securities registered under the Exchange Act. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, and expanded the disclosure requirements for our corporate insiders. The requirements are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

Regulatory Restrictions on Dividends

Dividend payments by Republic to us are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $15.3 million of dividends payable plus an additional amount equal to its net profit for 2013, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Regulatory Capital Requirements”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2013 or in the future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

Deposit Insurance and Assessments

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The deposits of Republic are insured up to applicable limits per insured depositor by the FDIC.   As noted above, pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000.

As an FDIC-insured bank, Republic is subject to FDIC insurance assessments.  The FDIC regulations assess insurance premiums for small insured depository institutions based on a risk-based assessment system.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on regulatory capital ratios and other supervisory factors. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules as mandated by the Dodd-Frank Act.  The final rules redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rules base assessments on an institution’s average consolidated total assets less its average tangible equity, as opposed to total deposits.  The base assessment rates for small insured depository institutions range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the DIF reserve ratio reaches certain milestones.

On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepaid assessment was to be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution.  This prepaid amount for Republic was approximately $1.5 million as of December 31, 2012.

The FDIC has authority to increase insurance assessments.  Any future increase in insurance premiums may adversely affect our results of operations.

The Dodd-Frank Act also requires the FDIC to take such steps as are necessary to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020. On October 19, 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% by September 30, 2020.  Additional rulemaking was subsequently enacted regarding the method to be used to achieve a 1.35% reserve ratio by 2020 and offset the effect on institutions with assets less than $10 billion in assets.

All FDIC-insured depository institutions pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as Financing Corporation (“FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

In addition to the risk-based capital guidelines, the Federal Reserve has established minimum leverage ratio (Tier 1 capital to average total assets) guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies currently must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth. Both we and Republic are in compliance with these guidelines. The FDIC subjects Republic to similar capital requirements.

On June 6, 2012, federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all insured banks and savings associations, top-tier bank holding companies domiciled in the United States with more than $500 million in assets, and savings and loan holding companies domiciled in the United States (“banking organizations”).  The proposed rules, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. Among other things, the proposed rules, if adopted, would establish a new common equity Tier 1 minimum capital requirement, impose a higher minimum Tier 1 capital requirement, and assign higher risk weightings (150%) to (i) exposures that are more than 90 days past due or are on nonaccrual status and (ii) certain credit facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the minimum risk-based capital requirements. The comment period for the notices of proposed rulemakings ended on October 22, 2012.  Under the proposed rules, Basel III was to be implemented beginning January 1, 2013 and fully phased in by January 1, 2019. The U.S. federal banking agencies announced on November 9, 2012 that they did not expect the proposed rules to become effective on January 1, 2013 and did not indicate the likely new effective date.

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

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) was signed into law.  The majority of the CARD Act provisions became effective in February 2010.  The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures.  Under the CARD Act, banks must give customers 45 days notice prior to a change in terms on their account and the grace period for credit card payments changes from 14 days to 21 days.  The CARD Act also requires banks to review any accounts that were repriced since January 1, 2009 for a possible rate reduction.  Additionally, the Federal Reserve Board has revised its regulations on consumer lending in Regulation Z and the U.S. Department of Housing and Urban Development (HUD) has revised its regulations implementing the Real Estate Settlement Procedures Act.  These regulations did not have a substantial impact on Republic’s operations.

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

Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking and Securities, the FRB and the FDIC.  An important function of the Federal Reserve is to regulate the supply of money and other credit conditions in order to manage interest rates.  The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the future business, earnings and growth of Republic cannot be determined.

Employees

As of December 31, 2012, we had a total of 205 full-time equivalent employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $25.0 million at December 31, 2012.  Our allowance for loan losses was approximately $9.5 million at December 31, 2012.  Our loans between thirty and eighty-nine days delinquent totaled $29.0 million at December 31, 2012.

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

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or recognize further loan charge-offs, based on judgments that differ from those of our management.  If loan charge-offs in future periods exceed the allowance for loan losses, we will need to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to make significant estimates and assumptions in the preparation of our financial statements, including our allowance for loan losses, and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, require our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods.  Critical estimates are made by management in determining, among other things, the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments, and the realization of deferred income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely effected.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

During both 2012 and 2011, we recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

The effects of changes to FDIC insurance coverage limits and assessments are uncertain and increased premiums may adversely affect us.

 FDIC insurance premium assessments are uncertain and increased premium assessments may adversely affect our earnings and results of operations. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund, or DIF.  During 2008 and 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the DIF.

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

In addition, in November 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012. This prepaid amount for Republic was $1.5 million at December 31, 2012.  The Dodd-Frank Act also made other deposit insurance changes which may affect our insurance premium assessments.  Further, depending upon any future losses that the DIF may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the DIF. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Any future increase in insurance premiums or additional special assessments may adversely affect our results of operations.

In November 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act  that made permanent a $250,000 deposit insurance limit per depositor and provided unlimited insurance coverage for noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. This unlimited insurance coverage was not extended and terminated on December 31, 2012. The $250,000 maximum deposit insurance amount per depositor remains in effect.  It is not clear how depositors will respond regarding the $250,000 per depositor maximum deposit insurance coverage and the termination of unlimited insurance coverage for noninterest-bearing transaction accounts. Some depositors may reduce the amount of uninsured deposits held at Republic and/or the level of insured deposits, which would adversely affect our results of operations.

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

Although the U.S. economy has continued to gradually improve from the depressed levels of 2008 and early 2009, economic growth has been slow and uneven.  We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and globally. While economic conditions in the United States are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.

The existing economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  A worsening of current economic conditions would likely exacerbate the adverse effects of existing market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:

•	increased regulation of our industry and increased compliance costs;

•
hampering our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure, as such assessments are made more complex by these difficult market and economic conditions;

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

These potential effects are difficult to forecast and mitigate.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in an effort to stabilize the financial system, including investing in financial institutions.  These efforts, however, may not succeed.  Our business as well as our financial condition and results of operations could be adversely affected by disruption and volatility in financial markets, continued capital and liquidity concerns regarding financial institutions, limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

As of December 31, 2012, we had approximately $33.4 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2012 and December 31, 2011. There are no NOLs that could expire if not utilized for the year ending December 31, 2013.

Our assets as of December 31, 2012 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2012, the net deferred tax asset was approximately $3.6 million, compared to a balance of approximately $4.0 million at December 31, 2011. The decrease in the net deferred tax asset resulted mainly from a decrease in the net operating loss carryforward as well as the reversal of some temporary timing differences in 2012.

We regularly review our deferred tax assets for recoverability to determine whether it is more likely than not (i.e. likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2012.  As a result of cumulative losses in consecutive years prior to 2012 and the uncertain nature of the current economic environment, we did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show consistent and sustained profitability. The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Both the Company and Republic operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the FDIC and the Pennsylvania Department of Banking and Securities (“PDB”). We are subject to federal and state regulations governing virtually all aspects of our activities, including lines of business, capital, liquidity, investments, payment of dividends, and others. Regulations that apply to us are generally intended to provide protection for depositors and customers rather than investors.

We are also subject to comprehensive examination and supervision by banking and other regulatory bodies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, growth, and profitability of our business. In response to our May 2009 examination, Republic and its Board entered into an informal agreement with the FDIC and the PDB to enhance a variety of Republic’s policies, procedures and processes regarding asset quality, earnings, and loan concentrations.  As a result of our June 2010 examination, we entered into a revised informal agreement, which contained many of the same provisions of the prior agreement with the addition of a limitation on branch expansion, regulatory approval in advance of dividend payments from Republic to the Company, and increased minimum capital ratios.

Based on the outcome of our regulatory examination completed in October 2012, the FDIC and the PDB determined that the requirements of our revised informal agreement had been substantially met, and that the informal agreement should be terminated. On February 6, 2013 we adopted a board resolution (the “Resolution”) in form as proposed by the FDIC and the PDB and our informal agreement was terminated. The Resolution provides for the Bank to: (1) submit a revised Strategic Plan and revised Budgets for the years 2013 through 2016; (2) provide periodic information regarding changes in classified loans; and (3) submit detailed information on any proposed new branch or branch relocation before submitting an application for a new or relocation branch.

We are subject to extensive regulation and supervision under federal and state laws and regulations. See Item 1. Business - Supervision and Regulation. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. For example, if adopted as proposed, Basel III and regulations proposed by the federal bank regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards.  Compliance with these rules, which are still being analyzed, could impose additional costs on banking entities and their holding companies.  Management is reviewing the new proposed standards and evaluating all options and strategies to ensure compliance with the new standards, notwithstanding Republic’s current status as well-capitalized.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2012, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.  In addition, as discussed in Item 1. Business – Supervision and Regulation - Capital Adequacy, in June of 2012 the FDIC and other federal banking agencies proposed new standards revising regulatory capital requirements.  The proposed rules, if adopted, would establish new higher capital ratio requirements and narrow the definitions of capital.

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

       We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $3.7 million as of December 31, 2012.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice was provided.  In October 2010, the FHLB of Pittsburgh repurchased 5% of Republic’s total restricted stock outstanding. In 2011 and 2012, the FHLB of Pittsburgh continued to repurchase 5% up to 13% of Republic’s total restricted stock outstanding on a quarterly basis and, in 2012, resumed the payment of dividends. Decisions regarding any future repurchases of restricted stock will be made on a quarterly basis.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely effected.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2012, the average daily trading volume for our common stock was approximately 16,814 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2012, we had $22.5 million of outstanding debt.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

We have never declared or paid cash dividends on our common stock.  Our Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing our capital for the foreseeable future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2012, we cannot guarantee that we will not have any material weaknesses in the future.

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

Our governing documents, Pennsylvania law, and current policies of our Board of Directors contain provisions, which may reduce the likelihood of a change in control transaction, which may otherwise be available and attractive to shareholders.

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our Board of Directors.  In particular, the articles of incorporation and bylaws classify our Board of Directors into three groups, so that shareholders elect only approximately one-third of the Board each year; permit shareholders to remove directors only for cause and only upon the vote of the holders of at least 75% of the voting shares; require our shareholders to give us advance notice to nominate candidates for election to the Board of Directors or to make shareholder proposals at a shareholders’ meeting; require the vote of the holders of at least 60% of our voting shares for shareholder amendments to our bylaws; require the vote of the holders of at least 75% of our voting shares to approve certain business combinations; and restrict the holdings and voting rights of shareholders who would acquire more than 10% of our outstanding common stock without the approval of two-thirds of our Board of Directors.  These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable.  Such provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors.  Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

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

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 14, 2013, there were approximately 2,000 record holders of the Company’s common stock.  On March 14, 2013, the closing price of a share of common stock on Nasdaq Global Market was $2.70.

Quarter	High	Low
2012:
4th	$2.30	$1.90
3rd	$2.25	$1.92
2nd	$2.42	$1.77
1st	$2.42	$1.38

2011:
4th	$1.83	$1.13
3rd	$2.35	$1.50
2nd	$3.00	$2.01
1st	$3.27	$2.55

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2013.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010	2009	2008

INCOME STATEMENT DATA
Total interest income	$38,260	$38,273	$40,309	$43,470	$53,976
Total interest expense	6,366	8,199	10,245	16,055	25,081
Net interest income	31,894	30,074	30,064	27,415	28,895
Provision for loan losses	1,350	15,966	16,600	14,200	7,499
Non-interest income	8,828	10,581	2,620	79	1,242
Non-interest expenses	35,902	41,200	32,848	30,959	23,887
Income (loss) before provision (benefit) for income taxes	3,470	(16,511)	(16,764)	(17,665)	(1,249)
Provision (benefit) for income taxes	(144)	8,191	(6,074)	(6,223)	(777)
Net income (loss)	$3,614	$(24,702)	$(10,690)	$(11,442)	$(472)

PER SHARE DATA
Basic earnings (loss) per share	$0.14	$(0.95)	$(0.57)	$(1.07)	$(0.04)
Diluted earnings (loss) per share	$0.14	$(0.95)	$(0.57)	$(1.07)	$(0.04)
Book value per share	$2.69	$2.50	$3.39	$6.64	$7.46

BALANCE SHEET DATA
Total assets	$988,658	$1,047,353	$876,097	$1,008,642	$951,980
Total loans, net	608,359	577,442	608,911	680,977	774,673
Total investment securities	193,142	179,784	150,087	192,395	90,066
Total deposits	889,201	952,611	757,730	882,894	739,167
FHLB & overnight advances	-	-	-	25,000	102,309
Subordinated debt	22,476	22,476	22,476	22,476	22,476
Total shareholders’ equity	69,902	64,851	88,146	70,264	79,327

PERFORMANCE RATIOS
Return on average assets	0.37%	(2.68)%	(1.14)%	(1.22)%	(0.05)%
Return on average shareholders’ equity	5.36%	(28.68)%	(13.42)%	(15.32)%	(0.60)%
Net interest margin	3.53%	3.59%	3.50%	3.13%	3.28%
Total non-interest expenses as a percentage of average assets	3.70%	4.47%	3.52%	3.29%	2.54%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	1.54%	2.04%	1.84%	1.85%	1.07%
Allowance for loan losses as a percentage of non-performing loans	59.46%	106.52%	28.62%	49.32%	48.51%
Non-performing loans as a percentage of total loans	2.60%	1.92%	6.45%	3.75%	2.21%
Non-performing assets as a percentage of total assets	2.52%	1.70%	6.30%	3.93%	2.72%
Net charge-offs as a percentage of average loans, net	0.63%	2.44%	2.73%	1.33%	0.96%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	6.95%	9.34%	8.47%	7.94%	8.44%
Leverage ratio	9.01%	8.77%	11.01%	9.36%	11.14%
Tier 1 capital to risk-weighted assets	11.48%	11.81%	13.68%	11.89%	12.26%
Total capital to risk-weighted assets	12.73%	13.09%	14.93%	13.14%	13.26%

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and the notes thereto included in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth in Item 1A, entitled, “Risk Factors” and elsewhere in this report may cause actual results to differ materially from those projected in the forward-looking statements.

Executive Summary

The highlights for the year ended December 31, 2012 are as follows:

•	We reported net income of $3.6 million in 2012 compared to a net loss of $24.7 million in 2011. We were profitable in every quarter during 2012.

•	Core deposits grew by $56.5 million, or 7%, to a total of $841.8 million during the year ended December 31, 2012 as a result of the continued success of our retail focused, customer service model.

•
Loans grew by $28.4 million, or 5%, to $617.9 million at December 31, 2012, versus $589.5 million at December 31, 2011, driven by an increase in quality loan demand during 2012. Increases were recognized in the consumer, commercial and industrial and owner occupied real estate categories.

•
Small Business lending continues to be a focal point of the Company’s lending strategy.  The Small Business lending team originated $68.7 million in new SBA loans during the year ended December 31, 2012 and is ranked as the #1 SBA lender in New Jersey and the #3 SBA lender in Pennsylvania based on the dollar volume of loan originations.

•
The net interest margin remained consistent year over year despite an incredibly challenging rate environment. The net interest margin decreased slightly to 3.53% for the year ended December 31, 2012 compared to 3.59% for the year ended December 31, 2011.

•
Non-interest expenses decreased by $5.3 million, or 13%, to $35.9 million for the year ended December 31, 2012 compared to $41.2 million in the prior year as a result of lower expenses related to foreclosed real estate during 2012.

•	Capital levels remain strong with a Total Risk-Based Capital ratio of 12.73% and a Tier 1 Leverage Ratio of 9.01% at December 31, 2012.

•
Non-performing assets as a percentage of total assets were 2.52%, which compares favorably to peer levels. Net charge-offs as a percentage of loans decreased to 0.63%, which is the lowest level the Company has seen since 2007.

•	The Haddonfield, NJ store continues to grow at a strong pace, with $70.3 million in core deposits since opening in 2010.

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

The allowance consists of specific allowances for both impaired and classified loans and a general allowance on the remainder of the portfolio. Although management determines the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

Management also establishes a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectability of the loan portfolio.

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

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting its primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, the estimates of the allowance for loan loss have provided adequate coverage against actual losses incurred.  In addition, the Pennsylvania Department of Banking and Securities and the FDIC, as an integral part of their examination processes, periodically review the allowance for loan losses. The Pennsylvania Department of Banking and Securities or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Results of Operations

For the year ended December 31, 2012 as compared to the year ended December 31, 2011

We recorded net income of $3.6 million or $0.14 per diluted share for 2012 compared to a net loss of $24.7 million, or $0.95 per diluted share, for 2011. The net income for 2012 was primarily driven by the significant improvement in asset quality compared to 2011, which resulted in a much lower loan loss provision and a reduction of other credit costs in 2012.  We recorded a loan loss provision in the amount of $1.4 million for 2012 compared to a $16.0 million provision for 2011.  Financial results for 2011 were impacted by a loss incurred on a bulk sale of distressed and impaired commercial real estate loans and foreclosed properties which closed in the fourth quarter of 2011. Return on average assets and average equity was 0.37% and 5.36%, respectively, for 2012 as compared to (2.68)% and (28.68)%, respectively, for 2011.  Average equity to average assets was 6.95% for 2012 as compared to 9.34% for 2011.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 35% in 2012, 2011 and 2010, as Republic had tax-exempt income in those years.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$116,268	$300	0.26%	$62,082	$145	0.23%	$31,313	$80	0.26%
Investment securities and restricted stock	187,446	5,622	3.00%	156,367	5,119	3.27%	175,074	6,176	3.53%
Loans receivable	609,943	32,734	5.37%	630,309	33,417	5.30%	659,882	34,293	5.20%
Total interest-earning assets	913,657	38,656	4.23%	848,758	38,681	4.56%	866,269	40,549	4.68%
Other assets	56,149			73,053			73,961
Total assets	$969,806			$921,811			$940,230

Interest bearing liabilities:
Demand – non-interest bearing	$136,999			$119,189			$116,895
Demand – interest bearing	146,319	796	0.54%	91,577	590	0.64%	58,467	427	0.73%
Money market & savings	433,422	2,718	0.63%	345,885	3,457	1.00%	320,296	3,689	1.15%
Time deposits	155,549	1,718	1.10%	244,741	3,017	1.23%	320,194	4,621	1.44%
Total deposits	872,289	5,232	0.60%	801,392	7,064	0.88%	815,852	8,737	1.07%
Total interest bearing deposits	735,290	5,232	0.71%	682,203	7,064	1.04%	698,957	8,737	1.25%
Other borrowings	22,531	1,134	5.03%	24,831	1,135	4.57%	35,930	1,508	4.20%
Total interest-bearing liabilities	757,821	6,366	0.84%	707,034	8,199	1.16%	734,887	10,245	1.39%
Total deposits and other borrowings	894,820	6,366	0.71%	826,223	8,199	0.99%	851,782	10,245	1.20%
Non-interest bearing other liabilities	7,573			9,472			8,781
Shareholders’ equity	67,413			86,116			79,667
Total liabilities and shareholder’s equity	$969,806			$921,811			$940,230

Net interest income(2)		$32,290			$30,482			$30,304
Net interest spread			3.39%			3.40%			3.29%
Net interest margin(2)			3.53%			3.59%			3.50%

(1) Yields on investments are calculated based on amortized cost.
(2) Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $396, $408, and $240 in 2012, 2011 and 2010, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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
.
	Year ended December 31, 2012 vs. 2011			Year ended December 31, 2011 vs. 2010
	Changes due to			Changes due to
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned on:
Federal funds sold and other interest-earning assets	$140	$15	$155	$72	$(7)	$65
Securities	932	(429)	503	(612)	(445)	(1,057)
Loans	(1,170)	487	(683)	(1,568)	692	(876)
Total interest earning assets	$(98)	$73	$(25)	$(2,108)	$240	$(1,868)

Interest expense of:
Deposits:
Interest-bearing demand	$298	$(92)	$206	$(213)	$50	$(163)
Money market and savings	588	(1,327)	(739)	(256)	488	232
Time	(985)	(314)	(1,299)	930	674	1,604
Total deposit interest expense	(99)	(1,733)	(1,832)	461	1,212	1,673
Other borrowings	(16)	15	(1)	507	(134)	373
Total interest expense	(115)	(1,718)	(1,833)	968	1,078	2,046
Net interest income	$17	$1,791	$1,808	$(1,140)	$1,318	$178

Net Interest Income

The Company’s total tax equivalent interest income remained flat at $38.7 million for 2012 compared to 2011.  A $20.4 million reduction in average loans receivable was offset by a 7 basis point increase in loan yields and a $31.1 million increase in average investment securities.  The Company also reduced its average non-performing asset balances through a bulk sale of distressed loans and foreclosed properties during the fourth quarter of 2011.

The Company’s total interest expense decreased $1.8 million, or 22.4%, to $6.4 million for 2012, from $8.2 million for 2011 as the Company continues to lower the rates paid on interest bearing deposit accounts. Interest-bearing liabilities averaged $757.8 million for 2012, versus $707.0 million for 2011, an increase of $50.8 million.  Average deposit balances increased $70.9 million and average other borrowings decreased $2.3 million, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits.  The average rate paid on interest-bearing deposits decreased 33 basis points to 0.71% for 2012, as compared to 1.04% for 2011.  Average time deposit balances declined $89.2 million for 2012 as compared to 2011.  Interest expense on time deposit balances decreased $1.3 million to $1.7 million in 2012 from $3.0 million in 2011.  The maturity and roll-off of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 13 basis point to 1.10% for 2012 as compared to 1.23% for 2011. Average money market and savings balances increased $87.5 million for 2012 as compared to 2011.  Money market and savings interest expense decreased $739,000 to $2.7 million in 2012 from $3.5 million in 2011, primarily due to a reduction in rates paid on money market and savings deposits as a result of the aforementioned customer service strategy.  Accordingly, rates on total interest-bearing liabilities decreased 32 basis points in 2012 when compared to 2011.

The tax equivalent net interest margin decreased 6 basis points to 3.53% during 2012, compared to 3.59% during 2011 and the Company’s tax equivalent net interest income increased $1.8 million, or 5.9%, to $32.3 million for 2012, as compared to $30.5 million for 2011.

Yields on interest-bearing assets decreased 33 basis points to 4.23% in 2012 from 4.56% in 2011 and the rates on total deposits and other borrowings decreased 28 basis points to 0.71% in 2012 from 0.99% in 2011. The decrease in yields on assets and rates on deposits/and borrowings was due to decreases in both average loans outstanding and the average cost of deposits.

Interest expense on other borrowings decreased $1,000 to $1.1 million in 2012.  Average other borrowings, consisting mainly of $22.5 million of trust preferred securities outstanding, decreased $2.3 million, or 9.3%, between the respective periods. As a result of the continued success of our retail deposit gathering strategy we were able to further reduce dependence on short-term borrowings during 2012.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company recorded a $1.4 million provision for loan losses during 2012 compared to $16.0 million for the comparable prior year period.

The lower provision recorded during 2012 was mainly attributable to the significant improvement in credit quality in the loan portfolio, along with a reduction in the component of the allowance for loan losses related to loans collectively evaluated for impairment caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

The $16.0 provision recorded in 2011 was primarily driven by $9.6 million of charge-offs taken in relation to a bulk sale of classified and non-performing commercial real estate loans that was closed during the fourth quarter of 2011.  This sale substantially reduced non-performing asset balances and immediately improved credit quality metrics.  The remainder of the provision recorded during 2011 was driven by updated appraisals of collateral associated with troubled loans, which were received earlier in the year.  Every non-performing asset included in the loan sale, which drove the loan loss provisions recorded during 2011 and 2010, was originated prior to December 31, 2007.

Non-Interest Income

Total non-interest income decreased to $8.8 million for 2012 compared to $10.6 million for 2011, primarily due to revenue recognized on two legal settlements in 2011 which did not recur in 2012.

Non-Interest Expenses

Total non-interest expenses decreased $5.3 million, or 12.9% to $35.9 million for 2012 compared to $41.2 million for 2011 primarily as a result of lower expenses related to foreclosed real estate during 2012. Carrying costs and write downs of other real estate owned amounted to $0.8 million in 2012 compared to $7.3 million in 2011.  A significant portion of the write downs and expenses incurred during 2011 were related to the disposition of foreclosed properties in a bulk sale of impaired assets which was completed in the fourth quarter of 2011. The decrease in other real estate costs was offset by increases of $1.3 million in salaries and benefits and $1.0 million in legal fees during 2012.  Salaries and benefits primarily grew as a result of merit increases and higher bonus expense.  Legal fees increased due to costs incurred on matters associated with troubled loans.

Provision (Benefit) for Income Taxes

The Company recorded a benefit for income taxes in the amount of $144,000 for the twelve month period ended December 31, 2012, compared to a provision for income taxes of $8.2 million for the twelve month period ended December 31, 2011.  The $144,000 benefit recorded in 2012 was the result of a tax provision in the amount of $939,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rates offset by an adjustment to the deferred tax asset valuation allowance in the amount of $1.0 million.  The effective tax rate was 27% for 2012 and 38% for 2011, excluding the adjustment to the deferred tax asset valuation allowance.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses, are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2012 and December 31, 2011.

When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740-10-30. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

The Company did assess tax planning strategies as defined under ASC 740-10-30 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes for future fixed asset purchases. The Company believes that these tax planning strategies are (a) prudent and feasible; (b) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $17.5 million as of December 31, 2012 and $18.9 million as of December 31, 2011.  The tax planning strategies assessed resulted in the projected realization of approximately $3.6 million in tax assets which can be considered more likely than not to be realized as of December 31, 2012 and $4.0 million as of December 31, 2011. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $13.9 million as of December 31, 2012 and $14.9 million as of December 31, 2011.

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

Results of Operations

For the year ended December 31, 2011 as compared to the year ended December 31, 2010

The Company recorded a net loss of $24.7 million or $0.95 per diluted share for 2011 compared to a net loss of $10.7 million, or $0.57 per diluted share, for 2010.  The loss for 2011 was primarily driven by provisions and charge-offs in the amount of $14.4 million related to a bulk sale of distressed and impaired commercial real estate loans and foreclosed properties during the fourth quarter of 2011.  In addition, the Company also recorded a $14.9 million valuation allowance related to deferred tax assets. The return on average assets and average equity was (2.68)% and (28.68)% respectively, for 2011 as compared to (1.14)% and (13.42)% respectively, for 2010.

Net Interest Income

Tax equivalent net interest margin increased 9 basis points to 3.59% during 2011, compared to 3.50% during 2010.  While yields on interest-earnings assets decreased 12 basis points to 4.56% in 2011 from 4.68% in 2010, the rates on total deposits and other borrowings decreased 21 basis points to 0.99% in 2011 from 1.20% in 2010. The decrease in yields on interest-earning assets and rates on deposits/borrowings was due to decreases in both average loans and the average cost of deposits.

Tax equivalent net interest income increased $178,000, or 0.6%, to $30.5 million for 2011, as compared to $30.3 million for 2010. The increase in net interest income was due primarily to a 21 basis point decrease in the cost of interest-bearing deposits.  Average interest bearing liabilities amounted to $707.0 million for 2011 and $734.9 million for 2010, and the total interest expense decreased $2.0 million, or 20.0%, to $8.2 million for 2011, from $10.2 million in 2010, primarily the result of a reduction in rates paid on money market, savings and time deposits as a result of our retail focused, customer service strategy which includes the gathering of low-cost core deposits.

Total tax equivalent interest income decreased $1.9 million, or 4.6%, to $38.7 million for 2011, from $40.5 million for 2010.  Interest and fees on loans decreased $876,000, or 2.6%, to $33.4 million for 2011, from $34.3 million for 2010.  The decrease was due primarily to a $29.6 million decrease in average loans receivable as a result of our intentional effort to reduce exposure in the commercial real estate portfolio. Tax equivalent interest and dividends on investment securities decreased $1.1 million to $5.1 million for 2011, from $6.2 million for 2010, which is reflective of an $18.7 million decrease in average investment securities mainly driven by principal and interest payments received on our mortgage backed securities portfolio.

Total interest expense decreased $2.0 million, or 20.0%, as a result of our retail focused customer service strategy, which emphasizes the gathering of low-cost core deposits.   Average deposit balances decreased $14.5 million and average other borrowings decreased $11.1 million.  The average rate paid on interest-bearing liabilities decreased 23 basis points to 1.16% for 2011.  Interest expense on time deposit balances decreased $1.6 million to $3.0 million in 2011 from $4.6 million in 2010, primarily due to both lower balances and lower rates.  Money market and savings interest expense decreased $232,000 to $3.5 million in 2011, from $3.7 million in 2010.   Accordingly, rates on total interest-bearing deposits decreased 21 basis points in 2011 compared to the comparable prior year period.

Interest expense on other borrowings decreased $373,000 to $1.1 million in 2011, as a result of the maturity of $25.0 million of FHLB term borrowings in June 2010.  Average other borrowings, consisting mainly of the FHLB term borrowings, decreased $11.1 million, or 30.9%, between the respective periods.  Interest expense on other borrowings includes the impact of $22.5 million of average trust preferred securities outstanding.  We intentionally reduced our dependence on short-term borrowings during 2011.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that reflects the known losses and adequate to absorb estimated inherent losses in the portfolio. The provision for loan losses amounted to $16.0 million during 2011 compared to $16.6 million for the comparable prior year period.

The $16.0 million provision recorded in 2011 was primarily driven by $9.6 million of charge-offs taken in relation to a bulk sale of classified and non-performing commercial real estate loans that was closed during the fourth quarter of 2011.  This sale substantially reduced non-performing asset balances and immediately improved credit quality metrics.  The remainder of the provision recorded during 2011 was driven by updated appraisals of collateral associated with troubled loans, which were received earlier in the year.  Every non-performing asset included in the loan sale, which drove the loan loss provisions recorded during 2011 and 2010, was originated prior to December 31, 2007.

Non-Interest Income

Total non-interest income increased to $10.6 million for 2011 compared to $2.6 million for 2010, primarily due to $5.3 million in gains recognized through the sale of SBA loans during 2011. Non-interest income was also impacted by $2.8 million in legal settlements received during 2011, which were associated with lender liability lawsuits initiated in prior years.

Non-Interest Expenses

Total non-interest expenses increased $8.4 million, or 25% to $41.2 million for 2011 compared to $32.8 million for 2010 as a result of the disposition of foreclosed assets included in the loan sale combined with expenses related to the SBA lending team that joined the Company during 2011. Write downs and carrying costs associated with other real estate owned increased to $7.3 million in 2011, compared to $2.0 million in 2010.  Expenses related to the origination and sale of SBA loans amounted to $2.3 million in 2011.

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

Financial Condition

December 31, 2012 compared to December 31, 2011

Total assets decreased $58.7 million to $988.7 million at December 31, 2012, compared to $1.0 billion at December 31, 2011, mainly due to a decrease in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $103.0 million to $128.0 million at December 31, 2012, from $231.0 million at December 31, 2011. The decrease was primarily caused by a decrease in deposit balances, growth in outstanding loan balances and the purchase of investment securities during 2012.

 Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $82,000 at December 31, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at December 31, 2012.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $14.8 million at December 31, 2012. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. The aggregate amount of those relationships that exceeded $9.8 million at December 31, 2012, was $117.5 million. A $9.8 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline.

Loans increased $28.4 million, or 5%, to $617.9 million at December 31, 2012, versus $589.5 million at December 31, 2011.  This growth was driven by an increase in loan demand resulting in higher originations in the commercial and industrial and owner occupied real estate categories during 2012.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), corporate bonds, municipal securities, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $189.3 million at December 31, 2012, compared to $174.3 million at December 31, 2011. The increase of $14.9 million was primarily due to the purchase of securities totaling $72.5 million partially offset by proceeds from sales and pay downs of securities totaling $59.5 million during 2012. At December 31, 2012, the portfolio had a net unrealized gain of $1.6 million, compared to a net unrealized loss of $73,000 at December 31, 2011.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At December 31, 2012 and December 31, 2011, securities held to maturity totaled $67,000 and $140,000, respectively. The decrease of $73,000 was the result of a debt security reaching its maturity during the second quarter of 2012. At both dates, respective carrying values approximated market values.

Restricted Stock

 Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2012 and December 31, 2011.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. Decisions regarding any future repurchases of restricted stock by the FHLB of Pittsburgh will be made on a quarterly basis.  The FHLB issued its first dividend payments since 2008 during 2012.

At December 31, 2012 and December 31, 2011, the investment in FHLB of Pittsburgh stock totaled $3.7 million and $5.2 million, respectively.  At both December 31, 2012 and December 31, 2011, ACBB stock totaled $143,000.

 Fixed Assets

Bank premises and equipment, net of accumulated depreciation, totaled $22.0 million at December 31, 2012, a decrease of $1.5 million from $23.5 million at December 31, 2011.  This decrease was the result of $0.5 million in capital expenditures offset by $2.0 million in depreciation and amortization expense in 2012.

Other Real Estate Owned

 The balance of other real estate owned increased to $8.9 million at December 31, 2012 from $6.5 million at December 31, 2011, primarily due to the acquisition of three foreclosed properties totaling $2.9 million during 2012.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $63.4 million to $889.2 million at December 31, 2012, from $952.6 million at December 31, 2011.  The decrease was primarily the result of $96.6 million in temporary demand deposits received just prior to the end of the fourth quarter 2011 which were withdrawn early in the first quarter 2012.  Republic has continued to focus on its efforts to gather low-cost deposits, intentionally reducing dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Short-Term Borrowings and FHLB Advances

Republic had no FHLB advances outstanding as of December 31, 2012 and 2011. Republic also had no short-term borrowings (overnight) at December 31, 2012 or 2011 as we reduced our dependence on outside borrowings and focused on low-cost core deposit funding sources.

Shareholders’ Equity

Total shareholders’ equity increased $5.1 million to $69.9 million at December 31, 2012, compared to $64.9 million at December 31, 2011, primarily due to the net income of $3.6 million and the increase in accumulated other comprehensive income recognized during 2012.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), corporate bonds, municipal securities, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2012, 2011 and 2010 is as follows:

	At December 31,
(dollars in thousands)	2012	2011	2010
Available for sale
Collateralized mortgage obligations	$97,959	$117,382	$109,839
Mortgage-backed securities	20,626	12,764	15,172
Municipal securities	11,150	10,863	10,589
Corporate bonds	32,231	26,881	3,000
Asset-backed securities	19,785	-	-
Trust preferred securities	5,785	6,375	6,417
Other securities	131	131	131
Total amortized cost of securities	$187,667	$174,396	$145,148

Total fair value of investment securities	$189,259	$174,323	$143,439

Held to maturity
U.S. Government Agencies	$1	$2	$2
Other securities	66	138	145
Total amortized cost of securities	$67	$140	$147

Total fair value of investment securities	$69	$144	$157

No single issuer of securities (excluding government agencies) account for more than 10% of shareholders’ equity at December 31, 2012 with the exception of corporate bonds issued by Goldman Sachs and Morgan Stanley.  The Goldman Sachs bonds had a book value of $10.3 million and a market value of $10.8 million at December 31, 2012.  The Morgan Stanley bonds had a book value of $10.0 million and a market value of $10.1 million at December 31, 2012.

At December 31, 2012, the investment portfolio included twenty-five municipal securities with a total market value of $12.1 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to assess the financial stability of the municipal entity.  The largest geographic concentration was in California where thirteen municipal securities had a market value of $6.3 million. As of December 31, 2012, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2012, the portfolio included two asset-backed securities with a total market value of $19.8 million, the majority of which (97%) is guaranteed by the U.S. Dept. of Education.

At December 31, 2012, the portfolio included pooled trust preferred securities (CDOs) with a market value of $3.2 million. The unrealized loss for the CDOs was due to the secondary market for such securities becoming inactive and is considered temporary.

The following table presents the contractual maturity distribution and weighted average yield of our investment securities portfolio at December 31, 2012. Mortgage-backed securities are categorized based on final maturity dates and do not consider the impact of amortization or prepayments on the estimated average life.

	December 31, 2012
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$99,783	2.02%	$99,783	$97,959	2.02%
Mortgage-backed securities	-	-	-	-	55	1.98%	21,585	3.75%	21,640	20,626	3.75%
Municipal securities	-	-	-	-	2,482	4.28%	9,619	4.33%	12,101	11,150	4.32%
Corporate bonds	-	-	25,726	3.57%	3,952	5.94%	3,007	3.84%	32,685	32,231	3.88%
Asset-backed securities	-	-	-	-	10,511	1.45%	9,218	1.47%	19,729	19,785	1.46%
Trust Preferred securities	-	-	-	-	3,187	0.00%	-	-	3,187	5,785	0.00%
Other securities	-	-	134	1.65%	-	-	-	-	134	131	1.65%
Total AFS securities	$-	-	$25,860	3.56%	$20,187	2.45%	$143,212	2.44%	$189,259	$187,667	2.59%

Held to Maturity
U.S. Government Agencies	$-	-	$1	1.53%	$-	-	$-	-	$1	$1	1.53%
Other securities	48	6.01%	20	0.00%	-	-	-	-	68	66	4.18%
Total HTM securities	$48	6.01%	$21	0.10%	$-	-	$-	-	$69	$67	4.18%

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,410	$3,004	$3,450	$3,000	$3,926	$-
Security transferred to Level 3 measurement	-	-	-	-	-	3,000
Unrealized gains (losses)	401	3	2	4	(104)	-
Paydowns	(590)	-	-	-	-	-
Impairment charges on Level 3	(34)	-	(42)	-	(372)	-
Balance, December 31,	$3,187	$3,007	$3,410	$3,004	$3,450	$3,000

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2012 and December 31, 2011. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.  A detailed explanation of the assumptions used to estimate the fair market value of the CDOs can be found in Note 14 “Fair Value Measurements and Fair Values of Financial Investments” to the Consolidated Financial Statements.

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

Prepayment Assumptions. CDOs generally allow for prepayments without a prepayment penalty any time after five years.  Due to the lack of new CDOs and the relative poor conditions of the financial institution industry, the rates of voluntary prepayments are estimated at 2% for both December 31, 2012 and 2011.

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

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moody’s, Fitch, Bankrate.com and The Street.com. Recent stock price information is considered, as well as the 52 week high and low, for each bank in each security. Also, the receipt and repayment of TARP funding is considered, and if so, the amount.  Finally, each bank’s ability to generate capital (internally or externally), which is predictive of a troubled bank’s ability to recover, is considered.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research that indicates that recoveries on CDOs are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

 Bond Waterfall. The CDOs have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. The Company invested in the mezzanine tranches in each of the CDOs currently in the investment securities portfolio. The Senior and Mezzanine tranches were overcollateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the CDOs as of the collateral cut-off date of December 15, 2012 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the CDOs at December 31, 2012 and December 31, 2011 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Company’s senior and mezzanine tranches of CDOs.  The values of the Company’s mezzanine tranches of CDOs are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company’s holdings are not quantifiably estimable.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month and LIBOR 6-month forward-looking curve plus a range of 400 to 1022 basis points.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $14.8 million at December 31, 2012. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $9.8 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2012, amounted to $117.5 million. There were no loans in excess of the legal lending limit at December 31, 2012.

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

At December 31, 2012, we had no foreign loans and no loan concentrations exceeding 10% of total loans except for credits extended to lessors of nonresidential real estate in the aggregate amount of $214.8 million, which represented 34.8% of gross loans receivable at December 31, 2012 and lessors of residential real estate in the aggregate amount of $87.0 million, which represented 14.1% of gross loans receivable at December 31, 2012.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions.

Total loans, net of deferred loan fees, increased by $28.4 million, or 4.6%, to $617.9 million at December 31, 2012, from $589.5 million at December 31, 2011, as we saw a positive trend in quality loan demand during 2012.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Commercial real estate	$335,561	$344,377	$374,935	$393,262	$369,508
Construction and land development	26,659	35,061	73,795	103,790	216,060
Commercial and industrial	103,768	87,668	78,428	88,926	97,777
Owner occupied real estate	126,242	102,777	70,833	85,481	71,821
Consumer and other	23,449	16,683	17,808	19,460	23,066
Residential mortgage	2,442	3,150	5,026	3,341	5,347
Total loans	$618,121	$589,716	$620,825	$694,260	$783,579

Deferred loan fees	220	224	470	442	497
Total loans, net of deferred loan fees	$617,901	$589,492	$620,355	$693,818	$783,082
Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$67,286	$5,166	$7,603	$6,649	$325	$30	$87,059
1-5 years	143,519	2,681	23,360	58,086	313	-	227,959
After 5 years	43,396	1,230	7,590	27,227	2,852	2,412	84,707
Total fixed rate	254,201	9,077	38,553	91,962	3,490	2,442	399,725

Adjustable rate:
1 year or less	30,957	6,606	39,733	$376	$435	$-	78,107
1-5 years	45,394	8,296	15,736	7,292	1,580	-	78,298
After 5 years	5,009	2,680	9,746	26,612	17,944	-	61,991
Total adjustable rate	81,360	17,582	65,215	34,280	19,959	-	218,396

Total	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$618,121

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.

At December 31, 2012, 64.7% of total loans were fixed rate compared to 66.3% at December 31, 2011.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Loans accruing, but past due 90 days or more	$202	$748	$-	$-	$-
Non-accrual loans:
Commercial real estate	7,987	1,880	14,955	7,466	1,079
Construction and land development	1,342	4,022	18,970	15,904	13,666
Commercial and industrial	4,693	3,925	4,500	997	565
Owner occupied real estate	968	-	1,061	1,225	1,297
Consumer and other	856	737	506	442	726
Residential mortgage	-	-	-	-	-
Total non-accrual loans	15,846	10,564	39,992	26,034	17,333
Total non-performing loans(1)	16,048	11,312	39,992	26,034	17,333
Other real estate owned	8,912	6,479	15,237	13,611	8,580
Total non-performing assets(1)	$24,960	$17,791	$55,229	$39,645	$25,913

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.60%	1.92%	6.45%	3.75%	2.21%
Non-performing assets as a percentage of total assets	2.52%	1.70%	6.30%	3.93%	2.72%

(1) Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2012, all identified problem loans, included in the preceding table, are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Non-performing assets increased by $7.2 million, or 40%, to $25.0 million at December 31, 2012, compared to $17.8 million at December 31, 2011. The increase primarily resulted from one significant loan relationship that transferred to non-accrual status with a balance of $6.2 million at December 31, 2012.  This relationship is backed by adequate collateral to support the current carrying value of the loan.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Interest income that would have been recorded had the loans been in accordance with their original terms	$699,000	$583,000	$2,405,000	$1,180,000	$553,000
Interest income included in net income	$-	$-	$-	$-	$-

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of period	$12,050	$11,444	$12,841	$8,409	$8,508

Charge-offs:
Commercial real estate	1,582	8,783	3,823	4,145	230
Construction and land development	1,004	3,719	13,835	4,552	4,970
Commercial and industrial	1,304	1,088	1,468	865	139
Owner occupied real estate	-	1,838	-	44	2,439
Consumer and other	102	41	42	164	19
Residential mortgage	-	-	-	-	-
Total charge-offs	3,992	15,469	19,168	9,770	7,797
Recoveries:
Commercial real estate	-	44	437	-	117
Construction and land development	105	10	621	-	-
Commercial and industrial	-	-	110	-	2
Owner occupied real estate	-	15	-	-	-
Consumer and other	29	40	3	2	3
Tax refund loans	-	-	-	-	77
Residential mortgage	-	-	-	-	-
Total recoveries	134	109	1,171	2	199
Net charge-offs	3,858	15,360	17,997	9,768	7,598
Provision for loan losses	1,350	15,966	16,600	14,200	7,499
Balance at end of period	$9,542	$12,050	$11,444	$12,841	$8,409

Average loans outstanding(1)	$609,943	$630,309	$659,882	$736,647	$789,446

As a percent of average loans:(1)
Net charge-offs	0.63%	2.44%	2.73%	1.33%	0.96%
Provision for loan losses	0.22%	2.53%	2.52%	1.93%	0.95%
Allowance for loan losses	1.56%	1.91%	1.73%	1.75%	1.07%

Allowance for loan losses to:
Total loans, net of unearned income	1.54%	2.04%	1.84%	1.85%	1.07%
Total non-performing loans	59.46%	106.52%	28.62%	49.32%	48.51%
(1)	Includes non-accruing loans.

The Company recorded a loan loss provision in the amount of $1.4 million for 2012 compared to a $16.0 million provision for 2011. The decrease in the provision recorded in 2012 was driven by a significant improvement in asset quality year over year.  In the fourth quarter 2011 we completed a bulk sale of distressed loans and foreclosed properties which drove a substantial portion of the provision recorded in 2011.  In addition, a reduction in the allowance required for non-impaired loans as described above resulted in a decrease to the loan loss provision in the first quarter 2012.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 59.5% at December 31, 2012 as compared to 106.5% at December 31, 2011.  Coverage is considered adequate by management as of December 31, 2012. The decrease in the coverage ratio when compared to December 31, 2011 was primarily the result of an increase in non-performing loans during 2012.  This increase was driven by one loan relationship that transferred to non-accrual status in the third quarter 2012.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The provision for loan losses amounted to $1.4 million in 2012 and $16.0 million in 2011. The Company continues to examine and closely monitor all aspects of the loan portfolio to assure that credit quality issues have been appropriately addressed.  A significant portion of the provision recorded in 2011 included approximately $9.6 million resulting from the sale of distressed loans and foreclosed properties to a single investor during the fourth quarter of 2011.  This transaction was reflective of our effort to transform and strengthen the balance sheet by substantially reducing non-performing asset balances and improving credit quality metrics through one transaction.

Management makes at least a quarterly determination as to an appropriate provision from earnings to maintain an allowance for loan losses that it determines is adequate to absorb inherent losses in the loan portfolio. The Board of Directors periodically reviews the status of all non-accrual and impaired loans and loans classified by the management team. The Board of Directors also considers specific loans, pools of similar loans, historical charge-off activity, economic conditions and other relevant factors in reviewing the adequacy of the allowance for loan losses. Any additions deemed necessary to the allowance for loan losses are charged to operating expenses.

The Company’s charge-off policy was enhanced during 2010 to memorialize the factors which drive the recognition of a charge-off.  Prior to 2010 the charge-off policy simply stated that a charge-off would be recognized when management made the determination that full repayment on a loan or obligation to the company was not probable. Additional language was added to memorialize the factors considered when making the determination on when collection becomes not probable.  The policy now includes wording that discusses the review of primary and secondary repayment sources on a loan, assessment of a borrower’s liquidity and length of delinquency. These same factors were previously used when making the determination to record a charge-off.  They are now formally documented in a written policy. These changes have had no discernible impact on the quantitative or qualitative factors used to determine the adequacy of the allowance for loan losses.  The Company evaluates loans for impairment and potential charge-offs on a quarterly basis.  Any loan rated as substandard or lower will have a collateral evaluation analysis completed in accordance with the guidance under generally accepted accounting principles (GAAP) on impaired loans to determine if a deficiency exists.

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

Serious delinquency is often the first indicator of a potential charge-off.  Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs.  The likelihood of possible recoveries or improvements in a borrower’s financial condition is also assessed when considering a charge-off.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $11.3 million at December 31, 2012 compared to $7.4 million at December 31, 2011.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2012, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2012. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is as follows:

	At December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$3,979	54.3%	$7,372	58.4%	$7,243	60.4%	$6,828	56.6%	$2,944	47.1%
Construction and land development	1,273	4.3%	558	6.0%	837	11.9%	3,789	15.0%	3,276	27.6%
Commercial and industrial	1,880	16.8%	1,928	14.9%	1,443	12.6%	1,057	12.8%	1,029	12.5%
Owner occupied real estate	1,967	20.4%	1,963	17.4%	1,575	11.4%	894	12.3%	759	9.2%
Consumer and other	234	3.8%	113	2.8%	130	2.9%	159	2.8%	233	2.9%
Residential mortgage	17	0.4%	23	0.5%	41	0.8%	27	0.5%	40	0.7%
Unallocated	192	-	93	-	175	-	87	-	128	-
Total allowance for loan losses	$9,542	100%	$12,050	100%	$11,444	100%	$12,841	100%	$8,409	100%

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are categorized as “internally classified”.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for loan losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2.	National, regional and local economic and business conditions as well as the condition of various segments.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentration of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

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

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2012, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $335.6 million, $26.7 million, $103.8 million, $126.2 million, $23.4 million, and $2.4 million.

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2012, management identified four troubled debt restructurings in the loan portfolio in the amount of $7.5 million.  Two troubled debt restructurings in the amount of $5.0 million were identified as of December 31, 2011.

The following table presents the Company’s impaired loans at December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Impaired loans without a valuation allowance	$27,594	$23,463	$72,908
Impaired loans with a valuation allowance	13,421	14,736	14,206
Total impaired loans	$41,015	$38,199	$87,114

Valuation allowance related to impaired loans	$2,943	$3,104	$2,786
Total nonaccrual loans	15,846	10,564	39,992
Total loans past-due ninety days or more and
still accruing	202	748	-

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $41.0 million, $38.2 million, and $87.1 million at December 31, 2012, 2011 and 2010, respectively. The amounts of related valuation allowances were $2.9 million, $3.1 million, and $2.8 million, respectively at those dates.  For the years ended December 31, 2012, 2011 and 2010 the average recorded investment in impaired loans was approximately $40.8 million, $70.7 million, and $100.3 million, respectively.  Republic earned $1.6 million, $1.8 million, and $2.7 million of interest income on impaired loans (internally classified accruing loans) in 2012, 2011, and 2010, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans increased by $2.8 million, or 7%, during the year ended December 31, 2012.  The valuation allowance related to impaired loans decreased from $3.1 million at December 31, 2011 to $2.9 million at December 31, 2012.

At December 31, 2012 and 2011, internally classified accruing loans totaled approximately $25.2 million and $27.6 million, respectively.  The amounts of related valuation were $1.6 million and $2.4 million, respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2012 and 2011, in the aggregate principal amount of $1.1 million and $9.7 million respectively; and (ii) 60 to 89 days past due, at December 31, 2012 and 2011 in the aggregate principal amount of $27.8 million and $390,000, respectively.  The increase in loan balances 60 to 89 days past due was the result of delinquency in two lending relationships at December 31, 2012.  Management has engaged in active discussions with both relationships to address these delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2012 were $889.2 million, a decrease of $63.4 million or 6.7% over total deposits of $952.6 million at December 31, 2011.  Total deposits by account type at December 31, 2012, 2011 and 2010 are as follows:

	At December 31,
(dollars in thousands)	2012	2011	2010
Demand deposits, non-interest bearing	$145,407	$226,287	$128,578
Demand deposits, interest bearing	180,440	109,242	66,283
Money market & savings deposits	440,120	400,141	329,742
Time deposits	123,234	216,941	233,127
Total deposits	$889,201	$952,611	$757,730

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The decrease in total deposits to $889.2 million at December 31, 2012 from $952.6 million at December 31, 2011 was primarily the result of $96.6 million in temporary demand deposits received just prior to the end of the fourth quarter of 2011 for one customer which were withdrawn early in the first quarter of 2012.  In addition, we have intentionally allowed high-cost time deposits to mature and roll off to reduce our cost of funds. These decreases have been offset by strong growth in interest bearing demand, money market and savings deposits which reflect our retail-focused strategy of gathering low-cost core deposits.  This strategy has also allowed us to significantly reduce our dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Years Ended December 31,
	2012		2011		2010
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$136,999		$119,189		$116,895
Interest bearing	146,319	0.54%	91,577	0.64%	58,467	0.73%
Money market & savings deposits	433,422	0.63%	345,885	1.00%	320,296	1.15%
Time deposits	155,549	1.10%	244,741	1.23%	320,194	1.44%
Total deposits	$872,289	0.60%	$801,392	0.88%	$815,852	1.07%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2012 is as follows:
(dollars in thousands)
Maturity:
3 months or less	$40,180
3 to 6 months	4,789
6 to 12 months	16,906
Over 12 months	16,402
Total	$78,277

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2012:
(dollars in thousands)
Maturity:
2013	$97,267
2014	10,344
2015	4,791
2016	10,235
2017	597
Thereafter	-
Total	$123,234

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $99.7 million and $78.7 million and standby letters of credit of approximately $4.3 million and $3.5 million at December 31, 2012 and 2011, respectively.  Commitments often expire without being drawn upon. The $99.7 million of commitments to extend credit at December 31, 2012, were substantially all variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$39,921	$2,322	$4,745	$4,633	$28,221
Remaining contractual maturities of time deposits	123,234	97,267	15,135	10,832	-
Subordinated debt	22,476	-	-	-	22,476
Director and Officer retirement plan obligations	1,379	409	200	216	554
Loan commitments	99,657	60,440	962	9,195	29,060
Standby letters of credit	4,304	4,229	75	-	-
Total	$290,971	$164,667	$21,117	$24,876	$80,311

As of December 31, 2012, we had entered into non-cancelable lease agreements for our main office and operations center and twelve current Republic retail branch facilities, expiring through January 31, 2039, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $39.9 million through the year 2039, including renewal options.   We have retirement plan agreements with certain directors and officers.  At December 31, 2012, the accrued benefits under the plan were approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

Interest Rate Risk Management

We attempt to manage our assets and liabilities in a manner that optimizes net interest income in a range of interest rate environments. Management uses an “interest sensitivity gap” (“GAP”) analysis and simulation models to monitor behavior of its interest sensitive assets and liabilities. A GAP analysis is the difference between interest-sensitive assets and interest-sensitive liabilities.  Adjustments to the mix of assets and liabilities are made periodically in an effort to provide steady growth in net interest income.

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

A positive GAP occurs when interest-sensitive assets exceed interest-sensitive liabilities re-pricing in the same time periods, and a negative GAP occurs when interest-sensitive liabilities exceed interest-sensitive assets re-pricing in the same time periods. A negative GAP ratio suggests that a financial institution may be better positioned to take advantage of declining interest rates rather than increasing interest rates, and a positive GAP ratio suggests the converse.  Static GAP analysis describes interest rate sensitivity at a point in time; however, it alone does not accurately measure the magnitude of changes in net interest income as changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously.  Interest rate sensitivity analysis also requires assumptions about re-pricing certain categories of assets and liabilities.  For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity.  Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow, including prepayments based on historical data and current market trends.  Savings, money market and interest-bearing demand accounts do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. Management estimates the re-pricing characteristics of these accounts based upon decay rates and run off projections obtained in a deposit study performed by an independent third party, along with management’s estimates of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental. As a result of the run off projections, these deposits are not considered to re-price simultaneously and, accordingly, a portion of the deposits are moved into time brackets exceeding one year. However, management may choose not to re-price liabilities proportionally to changes in market interest rates, for competitive or other reasons.

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

The following tables present a summary of our GAP analysis at December 31, 2012.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDOs is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2012

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$120,847	$2,091	$3,989	$7,229	$11,644	$16,392	$15,978	$133,879	$312,049	$312,051
Average interest rate	3.19%	3.37	3.20%	3.04%	1.85%	1.42%	2.59%	2.42%	2.37%
Loans receivable	232,924	38,407	39,206	56,124	34,801	62,167	96,581	57,773	617,983	612,861
Average interest rate	4.90%	5.71%	5.93%	5.71%	5.41%	5.53%	4.66%	6.74%	5.06%
Total	$452,534	$39,750	$41,668	$60,169	$43,078	$74,999	$108,794	$109,040	$930,032	$924,912

Cumulative totals	$452,534	$492,284	$533,952	$594,121	$637,199	$712,198	$820,992	$930,032

Interest sensitive liabilities:
Demand interest bearing(1)	$9,603	$9,603	$19,205	$14,714	$12,946	$11,207	$9,705	$93,457	$180,440	$180,440
Average interest rate	0.51%	0.51%	0.51%	0.49%	0.49%	0.49%	0.49%	0.48%	0.49%
Savings accounts(1)	6,857	6,857	13,715	15,622	10,901	8,029	6,072	34,926	102,979	102,979
Average interest rate	0.59%	0.59%	0.59%	0.59%	0.60%	0.60%	0.60%	0.62%	0.60%
Money market accounts(1)	4,245	4,245	8,489	7,371	12,842	53,100	43,678	203,170	337,140	337,140
Average interest rate	0.54%	0.54%	0.54%	0.54%	0.47%	0.42%	0.42%	0.42%	0.43%
Time deposits	48,597	10,485	38,186	10,343	4,791	10,235	597	-	123,234	124,044
Average interest rate	1.06%	.72%	0.69%	0.98%	2.19%	2.00%	1.16%	-	1.03%
Subordinated debt	11,341	-	-	-	-	-	-	11,135	22,476	20,187
Average interest rate	1.96%	-	-	-	-	-	-	8.00%	4.95%
Total	$80,643	$31,190	$79,595	$48,050	$41,480	$82,571	$60,052	$342,688	$766,269	$764,790

Cumulative totals	$80,643	$111,833	$191,428	$239,478	$280,958	$363,529	$423,581	$766,269

Interest rate sensitivity GAP	$371,891	$8,560	$(37,927)	$12,119	$1,598	$(7,572)	$48,742	$(233,648)
Cumulative GAP	$371,891	$380,451	$342,524	$354,643	$356,241	$348,669	$397,411	$163,763
Interest sensitive assets/Interest sensitive liabilities	561.16%	440.20%	278.93%	248.09%	226.80%	195.91%	193.82%	121.37%
Cumulative GAP/ Total earning assets	39.99%	40.91%	36.83%	38.13%	38.30%	37.49%	42.73%	17.61%

(1) Demand, savings and money market accounts are scheduled to reprice based upon decay rate and run off percentage estimates obtained through a deposit study performed by an independent third party, along with management’s estimates of when rates would have to be increased to retain balances in response to competition.  Such estimates are necessarily arbitrary and wholly judgmental.

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$94,463	$21,951	30.27%	10.18%	283
+300	91,486	18,974	26.17%	9.68%	233
+200	87,228	14,716	20.29%	9.08%	173
+100	79,569	7,057	9.73%	8.17%	82
Static	72,512	-	0.00%	7.35%	0
-100	93,842	1,330	1.83%	7.39%	4

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2012 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$33,873	(160)	(0.47)%
+300	33,852	(181)	(0.53)%
+200	33,887	(146)	(0.43)%
+100	33,917	(116)	(0.34)%
Static	34,033	-	0.00%
-100	33,650	(383)	(1.13)%

(1)The net interest income results were calculated assuming a rate ramp, achieving the rate change over a 12-month period,      not an immediate and sustained rate shock.

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

On December 27, 2006, Republic Capital Trust II (Trust II) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to us.  Trust II purchased $6.2 million of our floating rate junior subordinated debentures due 2037, and we used the proceeds to call the securities of Republic Capital Trust I (Trust I).  The debentures purchased by Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month LIBOR.  We may redeem the debentures on any interest payment date without a prepayment penalty.

On June 28, 2007, Republic Capital Trust III (Trust III), issued $5.0 million of trust preferred securities to one investor and $0.2 million common securities to us.  Trust III purchased $5.2 million of our floating rate junior subordinated debentures due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month LIBOR.  We have the ability to redeem the debentures on any interest payment date without a prepayment penalty.

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and, since the investment, a consultant to us, a family trust of Harry D. Madonna, our chairman, president and chief executive officer, and Theodore J. Flocco, Jr., who, since the investment, has been elected to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

On June 24, 2010, in an underwritten public offering we sold 15 million shares of common stock at $2.00 per share.  On July 22, 2010, the Company sold an additional 412,350 shares of common stock also at $2.00 per share when the underwriters exercised their over-allotment option to purchase additional shares.  The net proceeds of approximately $28.8 million from this offering were used for general corporate purposes, including implementing the Company’s retail and rebranding strategies, renovating its existing stores and adding new stores.

Shareholders’ equity as of December 31, 2012 totaled approximately $69.9 million compared to approximately $64.9 million as of December 31, 2011.  The book value per share of our common stock increased from $2.50 as of December 31, 2011, based upon 25,972,897 shares outstanding, as adjusted for treasury stock and deferred compensation plan shares, to $2.69 as of December 31, 2012, based upon 25,972,897 shares outstanding at December 31, 2012, as adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 12.73% and 13.09% at December 31, 2012 and 2011, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2012 and 2011 were 11.48% and 11.81%, respectively. At December 31, 2012 and 2011, we exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2012 and 2011, our leverage ratio was 9.01% and 8.77%, respectively.

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

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2012 and 2011, Republic was considered “well capitalized” under FDIC regulations.

The following table presents our regulatory capital ratios at December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory Capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-
Tier 1 risk based capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-
Tier 1 leverage capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-

December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier 1 risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier 1 leverage capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

Management believes that the Company and Republic met, as of December 31, 2012 and 2011, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $128.0 million at December 31, 2012, compared to $231.0 million at December 31, 2011. Loan maturities and repayments are another source of asset liquidity. At December 31, 2012, Republic estimated that more than $35.0 million of loans would mature or repay in the six-month period ending June 30, 2013. Additionally, the majority of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2012, we had outstanding commitments (including unused lines of credit and letters of credit) of $104.0 million. Certificates of deposit scheduled to mature in one year totaled $97.3 million at December 31, 2012. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $302.1 million at December 31, 2012. As of December 31, 2012 and 2011, we had no outstanding borrowings with the FHLB. We also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2012 and 2011.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (ASC 810), Consolidation of Variable Interest Entities. ASC 810 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

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

 We do not consolidate our subsidiary trusts. ASC 810 precludes consideration of the call option embedded in the preferred stock when determining if we have the right to a majority of the trust’s expected residual returns. The non-consolidation results in the investment in the common securities of the trust to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on our investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on our financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule retained the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacted other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.

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

The Consolidated Financial Statements of the Company begin on page 68.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion.

Lancaster, Pennsylvania
March 15, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$9,097	$13,221
Interest bearing deposits with banks	118,907	217,734
Cash and cash equivalents	128,004	230,955

Investment securities available for sale, at fair value	189,259	174,323
Investment securities held to maturity, at amortized cost (fair value of $69 and $144, respectively)	67	140
Restricted stock, at cost	3,816	5,321
Loans held for sale	82	925
Loans receivable (net of allowance for loan losses of $9,542 and $12,050, respectively)	608,359	577,442
Premises and equipment, net	21,976	23,507
Other real estate owned, net	8,912	6,479
Accrued interest receivable	3,128	3,003
Bank owned life insurance	10,490	10,417
Other assets	14,565	14,841
Total Assets	$988,658	$1,047,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$145,407	$226,287
Demand – interest bearing	180,440	109,242
Money market and savings	440,120	400,141
Time deposits	123,234	216,941
Total Deposits	889,201	952,611
Accrued interest payable	301	1,049
Other liabilities	6,778	6,366
Subordinated debt	22,476	22,476
Total Liabilities	918,756	982,502

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	106,753	106,383
Accumulated deficit	(34,228)	(37,842)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	1,020	(47)
Total Shareholders’ Equity	69,902	64,851
Total Liabilities and Shareholders’ Equity	$988,658	$1,047,353

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income
Interest and fees on taxable loans	$32,326	$32,954	$34,293
Interest and fees on tax-exempt loans	265	301	-
Interest and dividends on taxable investment securities	4,899	4,416	5,490
Interest and dividends on tax-exempt investment securities	470	457	446
Interest on federal funds sold and other interest-earning assets	300	145	80
Total interest income	38,260	38,273	40,309
Interest expense
Demand- interest bearing	796	590	427
Money market and savings	2,718	3,457	3,689
Time deposits	1,718	3,017	4,621
Other borrowings	1,134	1,135	1,508
Total interest expense	6,366	8,199	10,245
Net interest income	31,894	30,074	30,064
Provision for loan losses	1,350	15,966	16,600
Net interest income after provision for loan losses	30,544	14,108	13,464
Non-interest income
Loan advisory and servicing fees	1,251	480	403
Gain on sales of SBA loans	5,531	5,263	-
Service fees on deposit accounts	922	768	1,018
Legal settlements	155	2,780	-
Gain on sale of investment securities	737	640	1,254
Other-than-temporary impairment losses	(35)	(49)	(476)
Portion recognized in other comprehensive income (before taxes)	1	7	104
Net impairment loss on investment securities	(34)	(42)	(372)
Bank owned life insurance income	73	137	182
Other non-interest income	193	555	135
Total non-interest income	8,828	10,581	2,620
Non-interest expense
Salaries and employee benefits	16,512	15,197	12,597
Occupancy	3,454	3,336	3,970
Depreciation and amortization	2,006	2,107	2,029
Legal	2,966	1,948	1,889
Other real estate owned	763	7,301	1,999
Advertising	307	334	379
Data processing	1,187	1,163	864
Insurance	654	829	916
Professional fees	1,106	1,600	1,853
Regulatory assessments and costs	1,367	1,913	2,128
Taxes, other	594	862	787
Other operating expenses	4,986	4,610	3,437
Total non-interest expense	35,902	41,200	32,848
Income (loss) before provision (benefit) for income taxes	3,470	(16,511)	(16,764)
Provision (benefit) for income taxes	(144)	8,191	(6,074)
Net income (loss)	$3,614	$(24,702)	$(10,690)
Net income (loss) per share
Basic	$0.14	$(0.95)	$(0.57)
Diluted	$0.14	$(0.95)	$(0.57)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income (loss)	$3,614	$(24,702)	$(10,690)

Other comprehensive income (loss), net of tax
Unrealized gain on securities (pre-tax $2,368, $2,233 and $227, respectively)	1,517	1,437	157
Reclassification adjustment for securities gains (pre-tax $737, $640 and $1,254, respectively)	(472)	(416)	(815)
Reclassification adjustment for impairment charge (pre-tax $34, $42 and $372, respectively)	22	27	238

Total other comprehensive income (loss)	1,067	1,048	(420)

Total comprehensive income (loss)	$4,681	$(23,654)	$(11,110)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$3,614	$(24,702)	$(10,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,350	15,966	16,600
Loss (gain) on sale of other real estate owned	10	4,804	(213)
Writedown of other real estate owned	130	1,299	1,554
Depreciation and amortization	2,006	2,107	2,029
Deferred income taxes	(225)	8,262	(5,737)
Stock based compensation	370	359	276
Gain on sale and call of investment securities	(737)	(640)	(1,254)
Impairment charges on investment securities	34	42	372
Amortization of premiums on investment securities	440	75	93
Proceeds from sales of SBA loans originated for sale	56,983	56,748	-
SBA loans originated for sale	(50,609)	(52,410)	-
Gains on sales of SBA loans originated for sale	(5,531)	(5,263)	-
Increase in value of bank owned life insurance	(73)	(137)	(182)
Net (increase) decrease in accrued interest receivable and other assets	(222)	1,734	7,206
Decrease in accrued interest payable and other liabilities	(336)	(330)	(263)
Net cash provided by operating activities	7,204	7,914	9,791

Cash flows from investing activities
Purchase of investment securities available for sale	(72,464)	(80,987)	(20,313)
Proceeds from the sale of securities available for sale	25,784	34,277	18,239
Proceeds from the maturity or call of securities available for sale	33,670	17,969	44,171
Proceeds from the maturity or call of securities held to maturity	75	7	8
Proceeds from redemption of FHLB stock	1,505	1,180	335
Net (increase) decrease in loans	(35,174)	(13,865)	48,553
Proceeds from sale of loans	-	22,576	-
Net proceeds from sale of other real estate owned	334	9,447	3,946
Proceeds from death benefit on bank owned life insurance	-	2,275	-
Premises and equipment expenditures	(475)	(584)	(3,035)
Net cash (used in) provided by investing activities	(46,745)	(7,705)	91,904

Cash flows from financing activities
Net proceeds from stock offering	-	-	28,802
Net proceeds from exercise of stock options	-	-	14
Stock purchases for deferred compensation plan	-	-	(100)
Net increase in demand, money market and savings deposits	30,297	211,067	18,963
Net decrease in time deposits	(93,707)	(16,186)	(144,127)
Net decrease in other borrowings	-	-	(25,000)
Net cash (used in) provided by financing activities	(63,410)	194,881	(121,448)

Net (decrease) increase in cash and cash equivalents	(102,951)	195,090	(19,753)
Cash and cash equivalents, beginning of year	230,955	35,865	55,618
Cash and cash equivalents, end of year	$128,004	$230,955	$35,865

Supplemental disclosures
Interest paid	$7,114	$8,103	$11,118
Non-cash transfers from loans to other real estate owned	2,907	6,792	6,913

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2010	$111	$77,086	$(2,450)	$(3,099)	$(709)	$(675)	$70,264

Net loss			(10,690)				(10,690)
Other comprehensive loss, net of tax						(420)	(420)
Proceeds from shares issued under common stock offering (15,412,350 shares), net of offering costs (pre-tax $2,023)	154	28,648					28,802
Stock based compensation		276					276
Options exercised (7,454 shares)		14					14
Stock purchases for deferred compensation plan (24,489 shares)					(100)		(100)

Balance December 31, 2010	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Net loss			(24,702)				(24,702)
Other comprehensive income, net of tax						1,048	1,048
Stock based compensation		359					359

Balance December 31, 2011	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			3,614				3,614
Other comprehensive income, net of tax						1,067	1,067
Stock based compensation		370					370

Balance December 31, 2012	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

Significant estimates are made by management in determining the allowance for loan losses, carrying values of other real estate owned, assessment of other than temporary impairment (“OTTI”) of investment securities, fair value of financial instruments and the realization of deferred income tax assets. Consideration is given to a variety of factors in establishing these estimates.

In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  An estimate for the carrying value of other real estate owned is normally derived through appraisals which are updated on a regular basis or through agreements of sale that have been negotiated.  Because the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Company’s control, the estimate of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

In estimating OTTI of investment securities, securities are evaluated on at least a quarterly basis and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other than temporary.  To determine whether a loss in value is other than temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced by the portion of the decline related to credit impairment.

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company has decided to currently exclude future taxable income from its analysis on the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense and could have a significant impact on the Company’s future earnings.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Greater Philadelphia region.  Note 3 – Investment Securities discusses the types of investment securities that the Company invests in.  Note 4 – Loans Receivable discusses the types of lending that the Company engages in as well as loan concentrations.  The Company does not have a significant concentration of credit risk with any one customer.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and due from banks, interest-bearing deposits with an original maturity of ninety days or less and federal funds sold, maturing in ninety days or less, to be cash and cash equivalents.

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2012 and 2011 were approximately $1,597,000 and $554,000, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Available for Sale – Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale.  These assets are carried at fair value.  Unrealized gains and losses are excluded from operations and are reported net of tax as a separate component of other comprehensive income until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold on the trade date.

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $34,000, $42,000, and $372,000 were recognized during the years ended December 31, 2012, 2011 and 2010, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2012 and 2011.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis. In December 2009, the FHLB notified member banks that it was temporarily suspending the repurchase of capital stock along with all dividend payments.  In October 2010, the FHLB of Pittsburgh lifted this suspension and began partial repurchases of excess investments in its capital stock.  Total repurchases of excess capital stock held by Republic in 2012, 2011, and 2010 were $1.5 million, $1.2 million, and $335,000, respectively.  Decisions regarding any future repurchase of restricted stock will be made on a quarterly basis.  In February 2012, the FHLB issued its first dividend payment since 2008 and continued to pay quarterly dividends throughout the remainder of 2012.

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

Management believes no impairment charge is necessary related to restricted stock as of December 31, 2012 and December 31, 2011.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are categorized as “internally classified”.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  All identified losses are immediately charged off and therefore no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

In estimating the allowance for credit losses, management considers current economic conditions, past loss experience, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews and regulatory examinations, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant and qualitative risk factors.  These qualitative risk factors include:

1) Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2) National, regional and local economic and business conditions as well as the condition of various segments.
3) Nature and volume of the portfolio and terms of loans.
4) Experience, ability and depth of lending management and staff.
5) Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6) Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7) Existence and effect of any concentration of credit and changes in the level of such concentrations.
8) Effect of external factors, such as competition and legal and regulatory requirements.

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

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

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

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a Gain on the Sale of SBA loans which is categorized as non-interest income. Subsequent fees collected for servicing of the sold portion of a loan are reduced by amortization on the servicing asset and recorded as a net amount in Loan Advisory and Servicing Fees, which is also categorized as non-interest income.

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2012 is $4.3 million and they expire as follows: $4.2 million in 2013 and $75,000 in 2014.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) policies on certain employees. The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in other income on the statement of operations.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2012, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Options granted pursuant to the Plan vest within one to five years from the date of grant and have a maximum term of 10 years.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2012, 2011 and 2010, the effect of CSEs and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2012, 2011 and 2010 is as follows:

(dollars in thousands, except per share amounts)	2012	2011	2010

Net income (loss)	$3,614	$(24,702)	$(10,690)

Weighted average shares outstanding	25,973	25,973	18,593

Net income (loss) per share – basic and diluted	$0.14	$(0.95)	$(0.57)

Comprehensive Income / (Loss)

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

The Company does not consolidate its subsidiary trusts.  ASC 810 precludes consideration of the call option embedded in the preferred securities when determining if the Company has the right to a majority of the trusts’ expected residual returns. The non-consolidation results in the investment in the common securities of the trusts to be included in other assets with a corresponding increase in outstanding debt of $676,000. In addition, the income received on the Company’s investment in the common securities of the trusts is included in other income. The adoption of ASC 810 did not have a material impact on the financial position or results of operations. The Federal Reserve has issued final guidance on the regulatory capital treatment for the trust-preferred securities issued by the capital trusts as a result of the adoption of ASC 810. The final rule retained the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacted changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”.  The rule took effect March 31, 2009.  The adoption of this guidance did not have a material impact on the Company’s capital rates.

 Recent Accounting Pronouncements

ASU 2011-11
“Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” amends Balance Sheet (Topic 210) to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2012, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2013-02
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Comprehensive Income.” The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012.  The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to 2011 and 2010 information to conform to the 2012 presentation.  The reclassifications had no effect on results of operations.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2012 and 2011 is as follows:

	At December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$97,959	$1,830	$(6)	$99,783
Mortgage-backed securities	20,626	1,014	-	21,640
Municipal securities	11,150	967	(16)	12,101
Corporate bonds	32,231	639	(185)	32,685
Asset-backed securities	19,785	135	(191)	19,729
Trust Preferred Securities	5,785	-	(2,598)	3,187
Other securities	131	3	-	134
Total securities available for sale	$187,667	$4,588	$(2,996)	$189,259

U.S. Government agencies	$1	$-	$-	$1
Other securities	66	2	-	68
Total securities held to maturity	$67	$2	$-	$69

	At December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$117,382	$2,629	$-	$120,011
Mortgage-backed securities	12,764	1,352	-	14,116
Municipal securities	10,863	494	(323)	11,034
Corporate bonds	26,881	17	(1,281)	25,617
Trust Preferred Securities	6,375	-	(2,965)	3,410
Other securities	131	4	-	135
Total securities available for sale	$174,396	$4,496	$(4,569)	$174,323

U.S. Government agencies	$2	$-	$-	$2
Other securities	138	4	-	142
Total securities held to maturity	$140	$4	$-	$144

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2012 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$16,066	$16,429	$46	$48
After 1 year to 5 years	67,168	69,049	21	21
After 5 years to 10 years	90,263	88,605	-	-
After 10 years	14,170	15,176	-	-
Total	$187,667	$189,259	$67	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of December 31, 2012 and December 31, 2011, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of December 31, 2012 and December 31, 2011.  In addition, the Company did not hold any private issued CMO’s as of December 31, 2012 and December 31, 2011.  As of December 31, 2012, the asset-backed securities consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.  There were no asset-backed securities in the portfolio as of December 31, 2011.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, requires the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the year ended December 31, 2012, 2011 and 2010 amounted to $34,000, $42,000 and $372,000, respectively.

 The Company realized gross gains on the sale of securities of $737,000 in 2012.  The related sale proceeds amounted to $25.8 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $265,000.  The Company realized gross gains on the sale of securities of $640,000 in 2011.  The related sale proceeds amounted to $34.3 million.  The tax provision applicable to these gross gains in 2011 amounted to approximately $224,000.  The Company realized gross gains on the sale of securities of $1.3 million in 2010. The related sale proceeds amounted to $18.2 million.  The tax provision applicable to these gross gains in 2010 amounted to approximately $439,000.

At December 31, 2012 and 2011, investment securities in the amount of approximately $100.8 million and $87.3 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2012 and 2011 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2012	2011

Beginning Balance, January 1st	$3,925	$3,883
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	34	42
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, December 31,	$3,959	$3,925

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011:

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$9,991	$6	$-	$-	$9,991	$6
Municipal securities	1,050	16	-	-	1,050	16
Corporate bonds	-	-	9,811	185	9,811	185
Asset-backed securities	9,218	191	-	-	9,218	191
Trust Preferred Securities	-	-	3,187	2,598	3,187	2,598
Total	$20,259	$213	$12,998	$2,783	$33,257	$2,996

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$-	$-	$9	$-	$9	$-
Municipal securities	-	-	4,490	323	4,490	323
Corporate bonds	18,714	1,281	-	-	18,714	1,281
Trust Preferred Securities	-	-	3,410	2,965	3,410	2,965
Total	$18,714	$1,281	$7,909	$3,288	$26,623	$4,569

The impairment of the investment portfolio totaled $3.0 million with a total fair value of $33.3 million at December 31, 2012.  The most significant component of this impairment is related to the trust preferred securities held in the portfolio.  Unrealized losses on the trust preferred securities amounted to $2.6 million at December 31, 2012.  The unrealized losses associated with the trust preferred securities are a result of the secondary market for such securities becoming inactive and are considered temporary at this time.

The following table provides additional detail about trust preferred securities as of December 31, 2012.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	CCC	5	27%	0.37%	$-
Preferred Term Securities VII	Mezzanine Notes	1,497	1,126	(371)	C	11	59	0.34	2,173
TPREF Funding II	Class B Notes	739	334	(405)	C	16	43	0.36	260
TPREF Funding III	Class B2 Notes	1,520	745	(775)	C	17	35	0.34	480
Trapeza CDO I, LLC	Class C1 Notes	556	236	(320)	C	10	51	0.38	470
ALESCO Preferred Funding IV	Class B1 Notes	604	290	(314)	C	38	23	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	416	(404)	C	39	33	0.36	180
Total		$5,785	$3,187	$(2,598)		136	38%		$3,959

At December 31, 2012, the investment portfolio included twenty-five municipal securities with a total market value of $12.1 million.  Five of these securities carried an unrealized loss at December 31, 2012.  Each of the municipal securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in California where thirteen municipal securities had a market value of $6.3 million.  As of December 31, 2012, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

At December 31, 2012, the investment portfolio included seven corporate bonds with a total market value of $32.7 million.  Two of these securities carried an unrealized loss at December 31, 2012.  At December 31, 2012, the investment portfolio included two asset-backed securities with a total market value of $19.8 million, the majority of which (97%) is guaranteed by the U.S. Department of Education. One of these securities carried an unrealized loss at December 31, 2012.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of December 31, 2012.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012	December 31, 2011

Commercial real estate	$335,561	$344,377
Construction and land development	26,659	35,061
Commercial and industrial	103,768	87,668
Owner occupied real estate	126,242	102,777
Consumer and other	23,449	16,683
Residential mortgage	2,442	3,150
Total loans receivable	618,121	589,716
Deferred costs (fees)	(220)	(224)
Allowance for loan losses	(9,542)	(12,050)
Net loans receivable	$608,359	$577,442

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$19,231	$20,000	$-	$11,053	$11,123	$-
Construction and land development	3,153	6,312	-	6,165	12,011	-
Commercial and industrial	3,793	7,106	-	4,781	4,895	-
Owner occupied real estate	505	505	-	506	506	-
Consumer and other	912	1,146	-	958	1,196	-
Total	$27,594	$35,069	$-	$23,463	$29,731	$-

With an allowance recorded:
Commercial real estate	$6,085	$6,085	$1,077	$9,023	$9,023	$2,066
Construction and land development	593	3,700	70	818	1,933	98
Commercial and industrial	3,147	3,255	861	3,539	6,009	629
Owner occupied real estate	3,450	3,450	860	1,356	1,356	311
Consumer and other	146	155	75	-	-	-
Total	$13,421	$16,645	$2,943	$14,736	$18,321	$3,104

Total:
Commercial real estate	$25,316	$26,085	$1,077	$20,076	$20,146	$2,066
Construction and land development	3,746	10,012	70	6,983	13,944	98
Commercial and industrial	6,940	10,361	861	8,320	10,904	629
Owner occupied real estate	3,955	3,955	860	1,862	1,862	311
Consumer and other	1,058	1,301	75	958	1,196	-
Total	$41,015	$51,714	$2,943	$38,199	$48,052	$3,104

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$15,675	$821	$27,122	$881
Construction and land development	4,587	112	15,096	128
Commercial and industrial	4,366	128	3,422	128
Owner occupied real estate	912	32	1,470	37
Consumer and other	875	9	759	2
Total	$26,415	$1,102	$47,869	$1,176

With an allowance recorded:
Commercial real estate	$7,207	$312	$12,126	$535
Construction and land development	1,163	-	4,599	26
Commercial and industrial	3,393	47	3,735	15
Owner occupied real estate	2,542	154	2,359	112
Consumer and other	87	-	-	-
Total	$14,392	$513	$22,819	$688

Total:
Commercial real estate	$22,882	$1,133	$39,248	$1,416
Construction and land development	5,750	112	19,695	154
Commercial and industrial	7,759	175	7,157	143
Owner occupied real estate	3,454	186	3,829	149
Consumer and other	962	9	759	2
Total	$40,807	$1,615	$70,688	$1,864

The total average recorded investment on the Company’s impaired loans for the year ended December 31, 2010 was $100.3 million and the related interest income recognized for the year ended December 31, 2010 was $2.7 million.  If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $699,000 and $583,000 for the years ended December 31, 2012 and 2011, respectively.

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

Included in loans are loans due from directors and other related parties of $9.1 million and $16.9 million at December 31, 2012 and 2011, respectively.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.

The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2012 and 2011.

(dollars in thousands)	December 31, 2012	December 31, 2011
Balance at beginning of year	$16,941	$16,376
Additions	259	1,727
Repayments	(8,072)	(1,162)
Balance at end of year	$9,128	$16,941

5.    Allowances for Loan Losses

The following is an analysis of the changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010:

(dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of year	$12,050	$11,444	$12,841
Provision for loan losses	1,350	15,966	16,600
Recoveries of loans previously charged off	134	109	1,171
Loan charge-offs	(3,992)	(15,469)	(19,168)
Balance at end of year	$9,542	$12,050	$11,444

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2012 and 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December 31, 2012
Allowance for loan losses:

Beginning balance	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(1,582)	(1,004)	(1,304)	-	(102)	-	-	(3,992)
Recoveries	-	105	-	-	29	-	-	134
Provisions (credits)	(1,811)	1,614	1,256	4	194	(6)	99	1,350
Ending balance	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Year ended December 31, 2011
Allowance for loan losses:

Beginning balance	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(8,783)	(3,719)	(1,088)	(1,838)	(41)	-	-	(15,469)
Recoveries	44	10	-	15	40	-	-	109
Provisions (credits)	8,868	3,430	1,573	2,211	(16)	(18)	(82)	15,966
Ending balance	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

 The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2012 and 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2012

Allowance for loan losses:
Individually evaluated for impairment	$1,077	$70	$861	$860	$75	$-	$-	$2,943
Collectively evaluated for impairment	2,902	1,203	1,019	1,107	159	17	192	6,599
Total allowance for loan losses	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Loans receivable:
Loans evaluated individually	$25,316	$3,746	$6,940	$3,955	$1,058	$-	$-	$41,015
Loans evaluated collectively	310,245	22,913	96,828	122,287	22,391	2,442	-	577,106
Total loans receivable	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$-	$618,121

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2011

Allowance for loan losses:
Individually evaluated for impairment	$2,066	$98	$629	$311	$-	$-	$-	$3,104
Collectively evaluated for impairment	5,306	460	1,299	1,652	113	23	93	8,946
Total allowance for loan losses	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

Loans receivable:
Loans evaluated individually	$20,076	$6,983	$8,320	$1,862	$958	$-	$-	$38,199
Loans evaluated collectively	324,301	28,078	79,348	100,915	15,725	3,150	-	551,517
Total loans receivable	$344,377	$35,061	$87,668	$102,777	$16,683	$3,150	$-	$589,716

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2012:
Commercial real estate	$772	$26,000	$7,987	$34,759	$300,802	$335,561	$-
Construction and land development	-	261	1,342	1,603	25,056	26,659	-
Commercial and industrial	86	-	4,693	4,779	98,989	103,768	-
Owner occupied real estate	285	1,562	968	2,815	123,427	126,242	-
Consumer and other	-	-	1,058	1,058	22,391	23,449	202
Residential mortgage	-	-	-	-	2,442	2,442	-
Total	$1,143	$27,823	$16,048	$45,014	$573,107	$618,121	$202

At December 31, 2011:
Commercial real estate	$8,662	$390	$1,880	$10,932	$333,445	$344,377	$-
Construction and land development	-	-	4,022	4,022	31,039	35,061	-
Commercial and industrial	-	-	4,673	4,673	82,995	87,668	748
Owner occupied real estate	1,043	-	-	1,043	101,734	102,777	-
Consumer and other	1	-	737	738	15,945	16,683	-
Residential mortgage	-	-	-	-	3,150	3,150	-
Total	$9,706	$390	$11,312	$21,408	$568,308	$589,716	$748

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2012 and 2011:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012:
Commercial real estate	$300,174	$9,174	$26,213	$-	$335,561
Construction and land development	22,652	261	3,746	-	26,659
Commercial and industrial	96,051	642	7,075	-	103,768
Owner occupied real estate	121,381	906	3,955	-	126,242
Consumer and other	22,033	100	1,316	-	23,449
Residential mortgage	2,442	-	-	-	2,442
Total	$564,733	$11,083	$42,305	$-	$618,121

December 31, 2011:
Commercial real estate	$310,364	$8,573	$25,440	$-	$344,377
Construction and land development	27,224	-	7,837	-	35,061
Commercial and industrial	77,888	248	9,532	-	87,668
Owner occupied real estate	99,031	-	3,746	-	102,777
Consumer and other	15,468	209	1,006	-	16,683
Residential mortgage	3,150	-	-	-	3,150
Total	$533,125	$9,030	$47,561	$-	$589,716

The following table shows non-accrual loans by class as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012	December 31, 2011
Commercial real estate	$7,987	$1,880
Construction and land development	1,342	4,022
Commercial and industrial	4,693	3,925
Owner occupied real estate	968	-
Consumer and other	856	737
Residential mortgage	-	-
Total	$15,846	$10,564

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $699,000, $583,000, and $2.4 million, for 2012, 2011 and 2010, respectively.

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a potential troubled debt restructuring.  Since the adoption of this accounting guidance, the Company has identified four loan relationships as troubled debt restructurings for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying these loans as troubled debt restructurings, the Company also identified them as impaired under the guidance in Section 310-10-35.

The following table summarizes information in regards to troubled debt restructurings for the years ended December 31, 2012 and 2011:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
December 31, 2012:
Commercial real estate	$1,261	$-	$1,261
Construction and land development	2,069	-	2,069
Commercial and industrial	2,248	-	2,248
Owner occupied real estate	1,933	-	1,933
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$7,511	$-	$7,511

December 31, 2011:
Commercial real estate	$2,383	$-	$2,383
Construction and land development	2,625	-	2,625
Commercial and industrial	-	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$5,008	$-	$5,008

There were two new troubled debt restructurings identified during each of the years ended December 31, 2012 and 2011.  There were no troubled debt restructurings that subsequently defaulted during these periods.

The Company modified one owner occupied real estate loan during the year ended December 31, 2012.  In accordance with the modified terms of this owner occupied real estate loan, the Company extended the maturity date of the loan.  In addition the effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The owner occupied real estate loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.  The pre-modification and post-modification balances were each $1,946,000.

The Company modified one commercial and industrial loan during the year ended December 31, 2012. In accordance with the modified terms of the commercial and industrial loan, the Company implemented a hard maturity date whereas the loan had formerly been a demand note.  The loan has also been converted from interest only payments to a term-out of the debt on this loan.  In addition, the Company modified the amortization time frame and reduced the effective interest rate when compared to the interest rate of the original loan.  The Company also extended the maturity date of the loan.  The commercial and industrial loan has been and continues to be an accruing loan. The borrower has remained current since the modification.  The pre-modification and post-modification balances were each $2,248,000.

The Company modified one commercial real estate loan and one construction and land development loan during the year ended December 31, 2011.  As a result of the modified terms of the new commercial estate loan, the Company accelerated the maturity date of the loan.  The effective interest rate of the modified commercial real estate loan was reduced when compared to the interest rate of the original loan.  The commercial real estate loan has also been converted to interest only payments for a period of time.  The commercial real estate loan has been and continues to be an accruing loan. The borrower has remained current since the modification.  The pre-modification and post-modification balances were $2,535,000 and $2,565,000, respectively.  As a result of the modified terms of the new construction and land development loan, the Company extended the maturity date of the loan.  The effective interest rate of the modified construction and land development loan was reduced when compared to the interest rate of the original loan. The construction and land development loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.  The pre-modification and post-modification balances were each $2,625,000.

6.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2012	December 31, 2011
Land	$200	$200
Bank building	1,051	1,030
Leasehold improvements	18,714	18,657
Furniture, fixtures and equipment	6,894	6,473
Construction in progress	5,143	5,166
	32,002	31,526
Less accumulated depreciation	(10,026)	(8,019)
Net premises and equipment	$21,976	$23,507

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $2.0 million, $2.1 million, and $2.0 million in 2012, 2011 and 2010, respectively. The construction in progress balance of $5.1 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $4.0 million represents land purchased for two specific store locations. Costs to complete the projects in process are estimated to be $8.0 million as of December 31, 2012.

7.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $302.1 million as of December 31, 2012. As of December 31, 2012 and 2011, there were no fixed term or overnight advances against this line of credit.  There were no fixed term advances outstanding at any month-end during 2012 and 2011.  The maximum amount of overnight borrowings outstanding at any month-end was $0 in 2012 and $31.0 million in 2011.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2012 and 2011, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $4.5 million in 2012 and $0 in 2011.

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

In December 2006, Republic Capital Trust II (“Trust II”) issued $6.0 million of trust preferred securities to investors and $0.2 million of common securities to the Company.  Trust II purchased $6.2 million of junior subordinated debentures of the Company due 2037, and the Company used the proceeds to call the securities of Republic Capital Trust I (“Trust I”).  The debentures supporting Trust II have a variable interest rate, adjustable quarterly, at 1.73% over the 3-month Libor.  The Company may call the securities on any interest payment date after five years without a prepayment penalty.

On June 28, 2007, the Company caused Republic Capital Trust III (“Trust III”), through a pooled offering, to issue $5.0 million of trust preferred securities to investors and $0.2 million common securities to the Company.  Trust III purchased $5.2 million of junior subordinated debentures of the Company due 2037, which have a variable interest rate, adjustable quarterly, at 1.55% over the 3 month Libor.  The Company has the ability to call the securities on any interest payment date without a prepayment penalty.

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company, a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s Board of Directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2012 were fully convertible.

8.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2013 through 2017.

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total

Certificates of Deposit	$97,267	$10,344	$4,791	$10,235	$597	$-	$123,234

Certificates of deposit of $100,000 or more totaled $78.3 million and $136.8 million at December 31, 2012 and 2011, respectively.

Deposits of related parties totaled $59.4 million and $75.7 million at December 31, 2012 and 2011, respectively.

9.	Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

(dollars in thousands)	2012	2011	2010
Current
Federal	$81	$(71)	$(341)
State	-	-	4
Deferred	(225)	8,262	(5,737)
Total provision (benefit) for income taxes	$(144)	$8,191	$(6,074)

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)	2012	2011	2010
Tax (benefit) provision computed at statutory rate	$1,214	$(5,779)	$(5,867)
Tax exempt interest	(257)	(265)	(156)
Bank owned life insurance	(26)	(48)	(64)
Deferred tax asset valuation allowance	(1,002)	14,912	-
Other	(73)	(629)	13
Total provision (benefit) for income taxes	$(144)	$8,191	$(6,074)

The significant components of the Company’s net deferred tax asset as of December 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011
Deferred tax assets
Allowance for loan losses	$3,427	$4,327
Deferred compensation	733	709
Unrealized loss on securities available for sale	-	26
Realized loss in other than temporary impairment charge	1,121	1,109
Interest income on non-accrual loans	1,000	778
Net operating loss carryforward	11,689	12,557
Other	1,284	633
Total deferred tax assets	19,254	20,139
Deferred tax liabilities
Deferred loan costs	712	634
Unrealized gain on securities available for sale	572	-
Other	450	610
Total deferred tax liabilities	1,734	1,244
Net deferred tax asset before valuation allowance	17,520	18,895
Less: valuation allowance	(13,910)	(14,912)
Net deferred tax asset	$3,610	$3,983

The Company’s net deferred tax asset before the consideration of a valuation allowance decreased to $17.4 million at December 31, 2012 compared to $18.9 million at December 31, 2011. This decrease was primarily driven by a decrease in the net operating loss (“NOL”) carryforward balance during the twelve month period ended December 31, 2012 along with a change in the balance of certain temporary timing differences. The  $17.4 million net deferred tax asset as of December 31, 2012 is comprised of $11.7 million currently recognizable through NOL carryforwards and $5.8 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company’s largest future reversal relates to its allowance for loan losses, which totaled $3.4 million as of December 31, 2012.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2012 and 2011.

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740-10-30. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will continue to exclude future taxable income as a factor until it can show consistent and sustained profitability.

The Company did assess tax planning strategies as defined under ASC 740-10-30 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes for future fixed asset purchases. The Company believes that these tax planning strategies are (a.) prudent and feasible, (b.) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c.) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $17.4 million as of December 31, 2012 and $18.9 million as of December 31, 2011.  The tax planning strategies assessed resulted in the projected realization of approximately $3.6 million in tax assets as of December 31, 2012 and $4.0 million as of December 31, 2011 which can be considered more likely than not to be realized. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $13.8 million as of December 31, 2012 and $14.9 million as of December 31, 2011.

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

The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2008.  There are currently no audits in progress.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $99.7 million and $78.7 million and standby letters of credit of approximately $4.3 million and $3.5 million at December 31, 2012 and 2011, respectively.  Commitments often expire without being drawn upon. Of the $99.7 million of commitments to extend credit at December 31, 2012, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

11.	Commitments and Contingencies

       Lease Arrangements

As of December 31, 2012, the Company had entered into non-cancelable leases expiring through August 31, 2037, including renewal options.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2013	$2,322
2014	2,364
2015	2,381
2016	2,297
2017	2,336
Thereafter	28,221
Total	$39,921

The Company incurred rent expense of $2.2 million, $2.1 million, and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $15.3 million of dividends plus an additional amount equal to its net profit for 2013, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

Management believes that Republic met, as of December 31, 2012, all capital adequacy requirements to which it is subject. As of December 31, 2012 and 2011, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To be well capitalized under FDIC capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2012:
Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-
Tier one risk based capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-

At December 31, 2011:
Total risk based capital
Republic	$91,622	12.90%	$56,826	8.00%	$72,218	10.00%
Company	93,383	13.09%	57,068	8.00%	-	-
Tier one risk based capital
Republic	82,704	11.64%	28,413	4.00%	43,331	6.00%
Company	84,259	11.81%	28,534	4.00%	-	-
Tier one leveraged capital
Republic	82,704	8.62%	38,359	4.00%	44,946	5.00%
Company	84,259	8.77%	38,411	4.00%	-	-

13.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $366,000 in 2012, $307,000 in 2011 and $266,000 in 2010.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at both December 31, 2012 and 2011 totaled $1.4 million. The expense for the years ended December 31, 2012, 2011 and 2010, totaled $27,000, $27,000, and $55,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.0 million and $1.9 million at December 31, 2012 and 2011, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2012, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2012 and 2011, $681,000 and $572,000, respectively, in benefits had vested.

Expense recognized for the deferred compensation plan for 2012, 2011, and 2010 was $109,000, $112,000 and $177,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  The Company purchased 24,489 shares of the Company common stock for $100,000 in 2010. No purchases were made in 2012 and 2011.  As of December 31, 2012, approximately 112,542 shares of Company common stock were classified as stock held by deferred compensation plan.

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2012:
Collateralized mortgage obligations	$99,783	$-	$99,783	$-
Mortgage-backed securities	21,640	-	21,640	-
Municipal securities	12,101	-	12,101	-
Corporate bonds	32,685	-	29,678	3,007
Asset-backed securities	19,729	-	19,729	-
Trust Preferred Securities	3,187	-	-	3,187
Other securities	134	-	134	-
Securities Available for Sale	$189,259	$-	$183,065	$6,194

December 31, 2011:
Collateralized mortgage obligations	$120,011	$-	$120,011	$-
Mortgage-backed securities	14,116	-	14,116	-
Municipal securities	11,034	-	11,034	-
Corporate bonds	25,617	-	22,613	3,004
Trust Preferred Securities	3,410	-	-	3,410
Other securities	135	-	135	-
Securities Available for Sale	$174,323	$-	$167,909	$6,414

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,410	$3,004	$3,450	$3,000	$3,926	$-
Security transferred to Level 3 measurement	-	-	-	-	-	3,000
Unrealized gains (losses)	401	3	2	4	(104)	-
Paydowns	(590)	-	-	-	-	-
Impairment charges on Level 3	(34)	-	(42)	-	(372)	-
Balance, December 31,	$3,187	$3,007	$3,410	$3,004	$3,450	$3,000

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2012:
Impaired loans	$19,876	$-	$-	$19,876
Other real estate owned	3,642	-	-	3,642
SBA servicing assets	2,340	-	-	2,340

December 31, 2011:
Impaired loans	$15,659	$-	$-	$15,659
Other real estate owned	6,479	-	-	6,479
SBA servicing assets	1,102	-	-	1,102

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements December 31, 2012
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired loans	$19,876	Fair Value of Collateral (1)	Appraised Value (2)	0% - 48%	(15%)

Other real estate owned	$3,642	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	2% - 8%	(5%)

SBA Servicing Assets	$2,340	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Beginning balance, January 1st	$1,102	$-
Additions	1,175	1,160
Fair value adjustments	63	(58)
Ending balance, December 31st	$2,340	$1,102

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011:

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

The types of instruments valued based on matrix pricing in active markets include all of the Company’s U.S. government and agency securities, corporate bonds, asset backed securities, and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820-10, the Company does not adjust the matrix pricing for such instruments.

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

 The trust preferred securities are pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security as well as geographically.  The secondary market for these securities has become inactive, and therefore these securities are classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently a limited secondary market for the securities and there can be no assurance that any secondary market for the securities will expand.

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2012 and December 31, 2011. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. CDOs generally allow for prepayments without a prepayment penalty any time after five years.  Due to the lack of new CDOs and the relative poor conditions of the financial institution industry, the rates of voluntary prepayments are estimated at 2% for both December 31, 2012 and 2011.

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

Estimates for the near-term rates of deferral and conditional default are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity. Each bank in each security is evaluated based on ratings from outside services including Standard & Poors, Moody’s, Fitch, Bankrate.com and The Street.com. Recent stock price information is considered, as well as the 52 week high and low, for each bank in each security. Also, the receipt and repayment of TARP funding is considered, and if so, the amount.  Finally, each bank’s ability to generate capital (internally or externally), which is predictive of a troubled bank’s ability to recover, is considered.

Loss Severity. The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption.

Both Standard & Poors and Moody’s Analytics have performed and published research that indicates that recoveries on CDOs are low (less than 20%). The loss severity estimates are estimated at a range of 80% to 100%.

 Bond Waterfall. The CDOs have several tranches: Senior tranches, Mezzanine tranches and the Residual or income tranches. The Company invested in the mezzanine tranches in each of the CDOs currently in the investment securities portfolio. The Senior and Mezzanine tranches were over-collateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on the tranches. The terms generally provide that if the performing collateral balances fall below certain triggers, then income is diverted from the residual tranches to pay the Senior and Mezzanine tranches. However, if significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

The INTEX desktop model calculates collateral cash flows based on the attributes of the CDOs as of the collateral cut-off date of December 15, 2012 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the CDOs at December 31, 2012 and December 31, 2011 was not active. This is evidenced by a significant widening of the bid/ask spreads the markets in which the CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Company’s senior and mezzanine tranches of CDOs.  The values of the Company’s mezzanine tranches of CDOs are also affected by expected future interest rates.  However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Company’s holdings are not quantifiably estimable.

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month and LIBOR 6-month forward-looking curve plus a range of 400 to 1022 basis points.

Also included in Level 3 investment securities classified as available for sale is a single-issuer corporate bond transferred from Level 2 in 2010 since the bond is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

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

Impaired Loans (Carried at Lower of Cost or Fair Value)

Impaired loans are those that the company has measured impairment based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances less any valuation allowance.  The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loans are collateral dependent.

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2012 these assets are carried at current fair value.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  Updated fair values are obtained on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the statement of operations. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

December 31, 2012
(dollars in thousands)
SBA Servicing Assets
Fair Value of SBA Servicing Assets	$2,340

Compositions of SBA Loans Service for Other
Fixed-rate SBA loans	0%
Adjustable-rate SBA loans	100%
Total	100%

Weighted Average Remaining Term	21.4 years

Prepayment Speed	6.59%
Effect on fair value of a 10% increase	$(55)
Effect on fair value of a 20% increase	(107)

Weighted Average Discount Rate	14.23%
Effect on fair value of a 10% increase	$(115)
Effect on fair value of a 20% increase	(222)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance.  As indicated, changes in value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear.  Also in this table, the effect of an adverse variation in a particular assumption on the value of the SBA servicing rights is calculated without changing any other assumption.  While in reality, changes in one factor may magnify or counteract the effect of the change.

Restricted Stock (Carried at Cost)

The carrying amount of restricted stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest receivable and accrued interest payable approximates fair value.

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,004	$128,004	$128,004	$-	$-
Investment securities available for sale	189,259	189,259	-	183,065	6,194
Investment securities held to maturity	67	69	-	69	-
Restricted stock	3,816	3,816	-	3,816	-
Loans held for sale	82	82	-	-	82
Loans receivable, net	608,359	603,237	-	-	603,237
SBA servicing assets	2,340	2,340	-	-	2,340
Accrued interest receivable	3,128	3,128	-	3,128	-

Financial liabilities:
Deposits
Demand, savings and money market	$765,967	$765,967	$-	$765,967	$-
Time	123,234	124,044	-	124,044	-
Subordinated debt	22,476	20,187	-	-	20,187
Accrued interest payable	301	301	-	301	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$230,955	$230,955	$230,955	$-	$-
Investment securities available for sale	174,323	174,323	-	167,909	6,414
Investment securities held to maturity	140	144	-	144	-
Restricted stock	5,321	5,321	-	5,321	-
Loans held for sale	925	1,021	-	-	1,021
Loans receivable, net	577,442	576,052	-	-	576,052
SBA servicing assets	1,102	1,102	-	-	1,102
Accrued interest receivable	3,003	3,003	-	3,003	-

Financial liabilities:
Deposits
Demand, savings and money market	$735,670	$735,670	$-	$735,670	$-
Time	216,941	218,137	-	218,137	-
Subordinated debt	22,476	18,247	-	-	18,247
Accrued interest payable	1,049	1,049	-	1,049	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

15.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2012, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	53.12% to 54.49%	43.33% to 49.11%	33.67% to 37.37%
Risk-free interest rate(3)	1.01% to 1.61%	1.38% to 2.84%	1.90% to 3.46%
Expected life(4)	7.0 years	7.0 years	7.0 years

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

During 2012, 146,000 shares vested as compared to 53,500 shares in 2011 and 10,000 shares in 2010.  Expense is recognized ratably over the period required to vest.  At December 31, 2012 the intrinsic value of the 964,530 options outstanding was $44,200, while the intrinsic value of the 253,930 exercisable (vested) options was $0.  During 2012, 171,637 options were forfeited with a weighted average grant date fair value of $243,063.

Information regarding stock based compensation for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	2012	2011	2010
Stock based compensation expense recognized	$370,000	$359,000	$276,000
Number of unvested stock options	710,600	612,350	445,350
Fair value of unvested stock options	$1,091,948	$1,337,780	$1,158,861
Amount remaining to be recognized as expense	$467,314	$554,763	$531,757

The remaining amount of $467,314 will be recognized as expense through August 2016.

A summary of stock option activity under the Plan as of December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	839,417	$6.04	663,500	$7.32	544,304	$8.03
Granted	296,750	1.95	263,850	3.12	162,000	4.55
Exercised	-	-	-	-	(7,454)	1.81
Forfeited	(171,637)	8.32	(87,933)	5.73	(35,350)	6.81
Outstanding, end of year	964,530	$4.38	839,417	$6.04	663,500	$7.32

Options exercisable at year-end	253,930	$7.92	227,067	$9.00	218,150	$8.81

Weighted average fair value of options granted during the year		$1.05		$1.61		$1.90

A summary of stock option exercises and related proceeds during the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2012	2011	2010

Number of options exercised	-	-	7,454
Cash received	$-	$-	$13,492
Intrinsic value	$-	$-	$2,982
Tax benefit	$-	$-	$1,044

The following table summarizes information about options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.39 to $2.36	325,750	9.1	$1.94	-	$-
$3.15 to $5.12	310,250	7.7	3.72	-	-
$5.70 to $8.72	304,757	5.0	7.11	230,157	7.56
$9.93 to $12.13	23,773	3.3	11.36	23,773	11.36
	964,530		$4.38	253,930	$7.92

A roll-forward of non-vested options during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	612,350	$2.18
Granted	296,750	1.05
Vested	(146,000)	3.39
Forfeited	(52,500)	1.76
Nonvested, end of year	710,600	$1.54

16.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

17.  Transactions with Affiliates and Related Parties

At December 31, 2012 and 2011, Republic had outstanding balances of $3.3 million and $10.0 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly-owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2012 and 2011 Republic had outstanding balances of $0 and $5.8 million of commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

The Board of Directors of FBD approved a Plan of Liquidation and Dissolution on April 27, 2012.  As a result of stockholder approval of the Plan of Dissolution, FBD executed the FBD Liquidating Trust Agreement.  On November 6, 2012, FBD gave notice to the Financial Industry Regulatory Authority of its intent to dissolve on or about November 16, 2012.

The Company made payments to related parties in the amount of $346,000 during 2012 as compared to $333,000 during 2011 and $470,000 during 2010.  The disbursements made during 2012, 2011 and 2010 include $95,000, $83,000, and $195,000, respectively, in fees for marketing and graphic design services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a major shareholder of the Company, owning 9.9% of the common shares currently outstanding.  He also acts as a consultant for the Company and is paid $250,000 annually.

18.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2012 and 2011
(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Cash	$736	$2,055
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	88,945	83,343
Other assets	2,848	2,306
Total Assets	$93,205	$88,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$827	$1,053
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	23,303	23,529

Shareholders’ Equity
Total Shareholders’ Equity	69,902	64,851

Total Liabilities and Shareholders’ Equity	$93,205	$88,380

Statements of Operations, Comprehensive Income (Loss), and Changes in Shareholders’ Equity
For the years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010

Interest income	$34	$33	$33
Dividend income from subsidiaries	-	212	1,294
Total income	34	245	1,327

Trust preferred interest expense	1,134	1,117	1,119
Expenses	317	288	208
Total expenses	1,451	1,405	1,327
Net loss before taxes	(1,417)	(1,160)	-

Benefit for income taxes	(496)	(406)	-
Loss before undistributed income of subsidiaries	(921)	(754)	-
Equity in undistributed income (loss) of subsidiaries	4,535	(23,948)	(10,690)
Net income (loss)	$3,614	$(24,702)	$(10,690)

Net income (loss)	$3,614	$(24,702)	$(10,690)
Total other comprehensive income (loss)	1,067	1,048	(420)
Total comprehensive income (loss)	$4,681	$(23,654)	$(11,110)

Shareholders’ equity, beginning of year	$64,851	$88,146	$70,264
Shares issued under common stock offering	-	-	28,802
Stock based compensation	370	359	276
Exercise of stock options	-	-	14
Stock purchases for deferred compensation plan	-	-	(100)
Net income (loss)	3,614	(24,702)	(10,690)
Total other comprehensive income (loss)	1,067	1,048	(420)
Shareholders’ equity, end of year	$69,902	$64,851	$88,146

Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,614	$(24,702)	$(10,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock purchases for deferred compensation plan	-	-	(100)
Share based compensation	370	359	276
Increase in other assets	(542)	(486)	(82)
(Decrease) increase in other liabilities	(226)	223	101
Equity in undistributed (income) losses of subsidiaries	(4,535)	23,948	10,690
Net cash (used in) provided by operating activities	(1,319)	(658)	195

Cash flows from investing activities:
Investment in subsidiary	-	(8,000)	(30,000)
Net cash used in investing activities	-	(8,000)	(30,000)

Cash flows from financing activities:
Net proceeds from stock offering	-	-	28,802
Exercise of stock options	-	-	14
Net cash provided by financing activities	-	-	28,816

Decrease in cash	(1,319)	(8,658)	(989)
Cash, beginning of period	2,055	10,713	11,702
Cash, end of period	$736	$2,055	$10,713

19.  Quarterly Financial Data (unaudited)

 The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2012 and 2011.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2012
Interest income	$9,423	$9,612	$9,649	$9,576
Interest expense	1,406	1,436	1,624	1,900
Net interest income	8,017	8,176	8,025	7,676
Provision (credit) for loan losses	750	850	500	(750)
Non-interest income	2,852	1,831	2,499	1,646
Non-interest expense	9,269	8,787	9,010	8,836
Provision (benefit) for income taxes	(54)	(28)	7	(69)
Net income	$904	$398	$1,007	$1,305

Net income per share:
Basic	$0.03	$0.02	$0.04	$0.05
Diluted	$0.03	$0.02	$0.04	$0.05

2011
Interest income	$9,556	$9,726	$9,657	$9,334
Interest expense	2,067	2,087	2,131	1,914
Net interest income	7,489	7,639	7,526	7,420
Provision for loan losses	10,300	616	1,500	3,550
Non-interest income	3,423	3,955	2,076	1,127
Non-interest expense	14,092	9,105	9,011	8,992
Provision (benefit) for income taxes	9,598	509	(429)	(1,487)
Net income (loss)	$(23,078)	$1,364	$(480)	$(2,508)

Net income (loss) per share (1):
Basic	$(0.89)	$0.05	$(0.02)	$(0.10)
Diluted	$(0.89)	$0.05	$(0.02)	$(0.10)

(1)	Quarterly net income (loss) per share does not add to full year net income (loss) per share due to rounding.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 The Company’s management, with the participation of the principal executive officer and the principal financial officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2012 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2012.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2012.

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not an absolute, level of assurance that the objectives of the control system are met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ParenteBeard LLC, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their reports, which are included herein.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.

We have audited Republic First Bancorp Inc. and Subsidiaries (the “Bancorp”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Republic First Bancorp Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Republic First Bancorp, Inc. and Subsidiaries for each of the years in the three year period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion.

Lancaster, Pennsylvania
March 15, 2013

Item 9B:  Other Information

On March 13, 2013 the Compensation Committee approved: (i) amendments to the Employment Agreements of Andrew J. Logue, President and Chief Operating Officer of Republic, and Rhonda Costello, Executive Vice President and Chief Retail Officer of Republic (collectively, the “Agreements”) and; (ii) the Company and Republic entering into letter agreements with Jay Neilon, Executive Vice President and Chief Credit Officer of Republic, and Frank A. Cavallaro, Executive Vice President and Chief Financial Officer of the Company and Republic (collectively, the “Letters”). Each Amendment and Letter provides that in the event of a “Change in Control” of the Company and/or Republic, if the Officer’s employment with the Company and/or Republic ceases due to a termination by the Company and/or Republic, the Officer shall be entitled to a severance payment (the “Severance Payment”) equal to the sum of the Officer’s base annual salary for the preceding 12 months (“Prior Base Salary”).  The Severance Payment is payable within fifteen (15) days of such termination, provided, however, that if, upon such termination, the Officer is offered a position at a successor to the Company or to the Company’s business with compensation (base annual salary, plus other annual compensation) that is substantially similar to or greater than the Officer’s compensation at the Company and/or Republic immediately prior to such termination, no Severance Payment is payable by the Company or Republic to the Officer.

“Change in Control” means the occurrence of any of the following in one transaction or a series of related transactions: (a) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becoming a “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 50% of the voting power of the Company’s then outstanding securities; (b) a consolidation, share exchange, reorganization or merger of the Company resulting in the stockholders of the Company immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event; or (c) the sale or other disposition of all or substantially all the assets of the Company, other than in connection with a bankruptcy proceeding.  The foregoing notwithstanding, a transaction (or a series of related transactions) will not constitute a Change in Control if such transaction results in the Company, any successor to the Company, or any successor to the Company’s business, being controlled, directly or indirectly, by the same person(s) who controlled the Company, directly or indirectly, immediately before such transaction(s).

Harry D. Madonna, Chairman and Chief Executive Officer of the Company and Republic, had a three year employment agreement (“Agreement”) which became effective on January 1, 2010. This agreement provides that, unless any party provides a timely written notification of intention to terminate the Agreement, the Agreement renews for additional one year terms.  The term of Mr. Madonna’s renewed Agreement is January 1, 2013 through December 31, 2013 and unless timely notice of termination is given, renews for annual one year terms.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website at www.myrepublicbank.com. We intend to disclose any changes in or revision to our code of ethics on our website at www.myrepublicbank.com.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2012, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	964,530	$4.38		(1)

Equity compensation plans not approved by security holders	-	-	-

Total	964,530	$4.38		(1)

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

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2012 and 2011;
b.	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;
e.	Consolidated Statements of Changes in Shareholder’s Equity for the years ended December 31, 2012, 2011 and 2010; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

        The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

4.1
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037:  (i) Indenture dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust II, dated as of December 27, 2006; and (iii) Guarantee Agreement dated as of December 27, 2006, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust II

4.2
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Floating Rate Junior Subordinated Debt Securities due 2037: (i) Indenture dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic Capital Trust III, dated as of June 28, 2007; and (iii) Guarantee Agreement dated as of June 28, 2007, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic Capital Trust III

4.3
The Company will furnish to the SEC upon request copies of the following documents relating to the Company’s Fixed Rate Junior Subordinated Convertible Debt Securities due 2038: (i) Indenture dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee; (ii) Amended and Restated Declaration of Trust of Republic First Bancorp Capital Trust IV, dated as of June 10, 2008; and (iii) Guarantee Agreement dated as of June 10, 2008, between the Company and Wilmington Trust Company, as trustee, for the benefit of the holders of the capital securities of Republic First Bancorp Capital Trust IV

10.1	Employment Contract between the Company and Harry D. Madonna*	Incorporated by reference to Form 8-K filed January 26, 2010

Exhibit Number	Description	Location
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q filed November 7, 2008

10.8	Employment Agreement between Republic First Bank and Andrew J. Logue, dated August 20, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.9	Employment Agreement between Republic First Bank and Rhonda S. Costello, dated August 25, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated April 26, 2010*	Incorporated by reference to Form 8-K filed May 4, 2010

21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of ParenteBeard LLC	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

Exhibit Number	Description	Location
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Fank A. Cavallaro	Furnished Herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.
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

(c)
All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: March 15, 2013	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: March 15, 2013	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2013	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 15, 2013	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 15, 2013	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 15, 2013	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 15, 2013	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 15, 2013	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director