Form 10-Q
period 2013-03-31
REPUBLIC FIRST BANCORP INC
filed 2013-05-10
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.

Commission File Number:  000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of May 9, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,592	$9,097
Interest bearing deposits with banks	62,337	118,907
Cash and cash equivalents	71,929	128,004

Investment securities available for sale, at fair value	173,550	189,259
Investment securities held to maturity, at amortized cost (fair value of $69 and $69, respectively)	68	67
Restricted stock, at cost	3,276	3,816
Loans held for sale	165	82
Loans receivable (net of allowance for loan losses of $9,353 and $9,542, respectively)	617,769	608,359
Premises and equipment, net	21,630	21,976
Other real estate owned, net	8,268	8,912
Accrued interest receivable	3,273	3,128
Bank owned life insurance	10,503	10,490
Other assets	15,653	14,565
Total Assets	$926,084	$988,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$149,857	$145,407
Demand – interest bearing	159,601	180,440
Money market and savings	425,753	440,120
Time deposits	90,927	123,234
Total Deposits	826,138	889,201
Accrued interest payable	494	301
Other liabilities	6,456	6,778
Subordinated debt	22,476	22,476
Total Liabilities	855,564	918,756

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	106,825	106,753
Accumulated deficit	(33,236)	(34,228)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income	574	1,020
Total Shareholders’ Equity	70,520	69,902
Total Liabilities and Shareholders’ Equity	$926,084	$988,658

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income
Interest and fees on taxable loans	$7,837	$8,020
Interest and fees on tax-exempt loans	91	70
Interest and dividends on taxable investment securities	1,047	1,269
Interest and dividends on tax-exempt investment securities	73	116
Interest on federal funds sold and other interest-earning assets	59	101
Total interest income	9,107	9,576
Interest expense
Demand- interest bearing	195	171
Money market and savings	502	863
Time deposits	279	581
Other borrowings	278	285
Total interest expense	1,254	1,900
Net interest income	7,853	7,676
Provision (credit) for loan losses	-	(750)
Net interest income after provision (credit) for loan losses	7,853	8,426
Non-interest income
Loan advisory and servicing fees	338	211
Gain on sales of SBA loans	650	1,086
Service fees on deposit accounts	234	210
Legal settlements	238	105
Gain on sale of investment securities	703	-
Other-than-temporary impairment losses	-	(17)
Portion recognized in other comprehensive income (before taxes)	-	-
Net impairment loss on investment securities	-	(17)
Bank owned life insurance income	13	19
Other non-interest income	67	32
Total non-interest income	2,243	1,646
Non-interest expense
Salaries and employee benefits	4,287	4,134
Occupancy	844	844
Depreciation and amortization	483	518
Legal	364	889
Other real estate owned	917	98
Advertising	101	50
Data processing	108	264
Insurance	158	134
Professional fees	323	293
Regulatory assessments and costs	344	338
Taxes, other	250	260
Other operating expenses	951	1,014
Total non-interest expense	9,130	8,836
Income before benefit for income taxes	966	1,236
Benefit for income taxes	(26)	(69)
Net income	$992	$1,305
Net income per share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$992	$1,305

Other comprehensive income (loss), net of tax
Unrealized gain on securities (pre-tax $6 and $230, respectively)	4	147
Reclassification adjustment for securities gains (pre-tax $703 and $-, respectively)	(450)	-
Reclassification adjustment for impairment charge (pre-tax $- and $17, respectively)	-	11

Total other comprehensive income (loss)	(446)	158

Total comprehensive income	$546	$1,463

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$992	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	-	(750)
Loss on sale of other real estate owned	-	10
Write down of other real estate owned	809	-
Depreciation and amortization	483	518
Stock based compensation	72	89
Gain on sale and call of investment securities	(703)	-
Impairment charges on investment securities	-	17
Amortization of premiums on investment securities	177	67
Proceeds from sales of SBA loans originated for sale	6,563	11,408
SBA loans originated for sale	(5,996)	(11,272)
Gains on sales of SBA loans originated for sale	(650)	(1,086)
Increase in value of bank owned life insurance	(13)	(19)
Increase in accrued interest receivable and other assets	(982)	(206)
(Decrease) increase in accrued interest payable and other liabilities	(129)	104
Net cash provided by operating activities	623	185

Cash flows from investing activities
Purchase of investment securities available for sale	(1,425)	(14,775)
Proceeds from the sale of securities available for sale	7,946	-
Proceeds from the maturity or call of securities available for sale	9,016	6,450
Proceeds from redemption of FHLB stock	540	259
Net increase in loans	(9,575)	(14,314)
Net proceeds from sale of other real estate owned	-	334
Premises and equipment expenditures	(137)	(142)
Net cash provided by (used in) investing activities	6,365	(22,188)

Cash flows from financing activities
Net decrease in demand, money market and savings deposits	(30,756)	(55,376)
Net decrease in time deposits	(32,307)	(39,861)
Net increase in short-term borrowings	-	4,516
Net cash used in financing activities	(63,063)	(90,721)

Net decrease in cash and cash equivalents	(56,075)	(112,724)
Cash and cash equivalents, beginning of year	128,004	230,955
Cash and cash equivalents, end of period	$71,929	$118,231

Supplemental disclosures:
Interest paid	$1,061	$1,989
Non-cash transfers from loans to other real estate owned	$165	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net income			992				992
Other comprehensive loss, net of tax						(446)	(446)
Stock based compensation		72					72

Balance March 31, 2013	$265	$106,825	$(33,236)	$(3,099)	$(809)	$574	$70,520

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			1,305				1,305
Other comprehensive income, net of tax						158	158
Stock based compensation		89					89

Balance March 31, 2012	$265	$106,472	$(36,537)	$(3,099)	$(809)	$111	$66,403

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors.  An estimate for the carrying value of other real estate owned is normally determined through appraisals which are updated on a regular basis or through agreements of sale that have been negotiated. Because the allowance for loan losses and carrying value of other real estate owned are dependent, to a great extent, on the general economy and other conditions that may be beyond the Company’s and Republic’s control, the estimates of the allowance for loan losses and the carrying values of other real estate owned could differ materially in the near term.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2013, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2013 and 2012 are as follows:

	2013	2012
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	54.88% to 54.89%	53.12%
Risk-free interest rate(3)	1.28% to 1.41%	1.36%
Expected life(4)	7.0 years	7.0 years

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3) The risk-free interest rate is based on the seven year Treasury bond.
(4) The expected life reflects a 3 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During the three months ended March 31, 2013 and 2012, 109,787 options and 21,000 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2013, the intrinsic value of the 1,192,280 options outstanding was $294,080, while the intrinsic value of the 288,717 exercisable (vested) options was $34,681. During the three months ended March 31, 2013, 80,500 options were forfeited with a weighted average grant date fair value of $284,695.

Information regarding stock based compensation for the three months ended March 31, 2013 and 2012 is set forth below:

	2013	2012
Stock based compensation expense recognized	$72,000	$89,000
Number of unvested stock options	903,563	855,600
Fair value of unvested stock options	$1,231,859	$1,555,074
Amount remaining to be recognized as expense	$751,865	$734,256

The remaining amount of $751,865 will be recognized as expense through March 2017.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three months ended March 31, 2013 and 2012, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income (basic and diluted)	$992	$1,305

Weighted average shares outstanding	25,973	25,973

Net income per share – basic	$0.04	$0.05

Weighted average shares outstanding (including dilutive CSEs)	26,015	25,976

Net income per share – diluted	$0.04	$0.05

Recent Accounting Pronouncements

ASU 2013-02

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Comprehensive Income.” The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU was effective for public entities for reporting periods beginning after December 15, 2012 and did not have a material impact on the Company’s financial statements.

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2013 and December 31, 2012 is as follows:

	At March 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$90,190	$1,395	$(103)	$91,482
Mortgage-backed securities	19,379	880	(27)	20,232
Municipal securities	5,360	196	(5)	5,551
Corporate bonds	32,217	854	(47)	33,024
Asset-backed securities	19,601	288	-	19,889
Trust preferred securities	5,777	-	(2,539)	3,238
Other securities	131	3	-	134
Total securities available for sale	$172,655	$3,616	$(2,721)	$173,550

U.S. Government agencies	$1	$-	$-	$1
Other securities	67	1	-	68
Total securities held to maturity	$68	$1	$-	$69

	At December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$97,959	$1,830	$(6)	$99,783
Mortgage-backed securities	20,626	1,014	-	21,640
Municipal securities	11,150	967	(16)	12,101
Corporate bonds	32,231	639	(185)	32,685
Asset-backed securities	19,785	135	(191)	19,729
Trust preferred securities	5,785	-	(2,598)	3,187
Other securities	131	3	-	134
Total securities available for sale	$187,667	$4,588	$(2,996)	$189,259

U.S. Government agencies	$1	$-	$-	$1
Other securities	66	2	-	68
Total securities held to maturity	$67	$2	$-	$69

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2013 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$20,105	$20,507	$47	$48
After 1 year to 5 years	66,642	68,398	21	21
After 5 years to 10 years	77,801	76,206	-	-
After 10 years	8,107	8,439	-	-
Total	$172,655	$173,550	$68	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of March 31, 2013 and December 31, 2012, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of March 31, 2013 and December 31, 2012.  In addition, the Company did not hold any private issued CMO’s as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, the asset-backed securities consisted solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities, requires the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  Impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2013 and 2012 amounted to $0 and $17,000, respectively.

The Company realized gross gains on the sale of securities of $703,000 during the three months ended March 31, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains for the three months ended March 31, 2013 amounted to approximately $253,000. No securities were sold during the three months ended March 31, 2012.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2013	2012

Beginning Balance, January 1st	$3,959	$3,925
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	17
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other	-	-
comprehensive income was recognized in earnings because the Company	-	-
intends to sell the security	-	-
Ending Balance, March 31st,	$3,959	$3,942

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At March 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$19,395	$103	$-	$-	$19,395	$103
Mortgage-backed securities	1,233	27	-	-	1,233	27
Municipal securities	1,420	5	-	-	1,420	5
Corporate bonds	-	-	4,953	47	4,953	47
Trust preferred securities	-	-	3,238	2,539	3,238	2,539
Total	$22,048	$135	$8,191	$2,586	$30,239	$2,721

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$9,991	$6	$-	$-	$9,991	$6
Municipal securities	1,050	16	-	-	1,050	16
Corporate bonds	-	-	9,811	185	9,811	185
Asset-backed securities	9,218	191	-	-	9,218	191
Trust preferred securities	-	-	3,187	2,598	3,187	2,598
Total	$20,259	$213	$12,998	$2,783	$33,257	$2,996

The impairment of the investment portfolio totaled $2.7 million with a total fair value of $30.2 million at March 31, 2013.  The most significant component of this impairment is related to the trust preferred securities held in the portfolio.  Unrealized losses on the trust preferred securities amount to $2.5 million at March 31, 2013.  The unrealized losses associated with the trust preferred securities are a result of the secondary market for such securities becoming inactive and are considered temporary at this time.

The following table provides additional detail about trust preferred securities as of March 31, 2013.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	CCC	5	27%	0.33%	$-
Preferred Term Securities VII	Mezzanine Notes	1,489	1,140	(349)	C	12	49	0.34	2,173
TPREF Funding II	Class B Notes	739	338	(401)	C	16	44	0.39	260
TPREF Funding III	Class B2 Notes	1,520	727	(793)	C	17	35	0.33	480
Trapeza CDO I, LLC	Class C1 Notes	556	255	(301)	C	10	47	0.38	470
ALESCO Preferred Funding IV	Class B1 Notes	604	318	(286)	C	39	14	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	420	(400)	C	37	27	0.36	180
Total		$5,777	$3,238	$(2,539)		136	34%		$3,959

At March 31, 2013, the investment portfolio included eight municipal securities with a total market value of $5.6 million.  One of these securities carried an unrealized loss at March 31, 2013.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.4 million.  As of March 31, 2013, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

At March 31, 2013, the investment portfolio included thirteen collateralized mortgage obligations with a total market value of $91.5 million.  Three of these securities carried an unrealized loss at March 31, 2013.  At March 31, 2013, the investment portfolio included forty-two mortgage-backed securities with a total market value of $20.2 million.  One of these securities carried an unrealized loss at March 31, 2013.  At March 31, 2013, the investment portfolio included seven corporate bonds with a total market value of $33.0 million.  One of these securities carried an unrealized loss at March 31, 2013.  At March 31, 2013, the investment portfolio included two asset-backed securities with a total market value of $19.9 million, the majority of which (97%) is guaranteed by the U.S. Department of Education. None of these securities carried an unrealized loss at March 31, 2013.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of March 31, 2013.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of March 31, 2013, and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012

Commercial real estate	$332,407	$335,561
Construction and land development	27,614	26,659
Commercial and industrial	110,785	103,768
Owner occupied real estate	129,692	126,242
Consumer and other	24,359	23,449
Residential mortgage	2,425	2,442
Total loans receivable	627,282	618,121
Deferred costs (fees)	(160)	(220)
Allowance for loan losses	(9,353)	(9,542)
Net loans receivable	$617,769	$608,359

A loan is considered impaired, in accordance with ASC 310, Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$21,146	$21,901	$-	$19,231	$20,000	$-
Construction and land development	3,663	9,984	-	3,153	6,312	-
Commercial and industrial	2,041	2,958	-	3,793	7,106	-
Owner occupied real estate	-	-	-	505	505	-
Consumer and other	762	1,015	-	912	1,146	-
Total	$27,612	$35,858	$-	$27,594	$35,069	$-

With an allowance recorded:
Commercial real estate	$3,343	$3,344	$607	$6,085	$6,085	$1,077
Construction and land development	-	-	-	593	3,700	70
Commercial and industrial	4,829	7,337	1,327	3,147	3,255	861
Owner occupied real estate	3,431	3,431	840	3,450	3,450	860
Consumer and other	-	-	-	146	155	75
Total	$11,603	$14,112	$2,774	$13,421	$16,645	$2,943

Total:
Commercial real estate	$24,489	$25,245	$607	$25,316	$26,085	$1,077
Construction and land development	3,663	9,984	-	3,746	10,012	70
Commercial and industrial	6,870	10,295	1,327	6,940	10,361	861
Owner occupied real estate	3,431	3,431	840	3,955	3,955	860
Consumer and other	762	1,015	-	1,058	1,301	75
Total	$39,215	$49,970	$2,774	$41,015	$51,714	$2,943

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$20,189	$219	$14,615	$193
Construction and land development	3,408	21	3,428	30
Commercial and industrial	2,917	6	2,627	35
Owner occupied real estate	252	-	1,490	27
Consumer and other	837	1	916	2
Total	$27,603	$247	$23,076	$287

With an allowance recorded:
Commercial real estate	$4,714	$36	$5,637	$55
Construction and land development	296	-	3,428	-
Commercial and industrial	3,988	14	5,595	14
Owner occupied real estate	3,441	36	1,350	12
Consumer and other	73	-	-	-
Total	$12,512	$86	$16,010	$81

Total:
Commercial real estate	$24,903	$255	$20,252	$248
Construction and land development	3,704	21	6,856	30
Commercial and industrial	6,905	20	8,222	49
Owner occupied real estate	3,693	36	2,840	39
Consumer and other	910	1	916	2
Total	$40,115	$333	$39,086	$368

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $209,000 and $167,000 for the three months ended March 31, 2013 and 2012, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2013
Allowance for loan losses:

Beginning balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(60)	(55)	-	-	(75)	-	-	(190)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	(662)	617	455	(670)	11	(3)	252	-
Ending balance	$3,257	$1,835	$2,336	$1,297	$170	$14	$444	$9,353

Three months ended March 31, 2012
Allowance for loan losses:

Beginning balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(492)	-	(52)	-	(1)	-	-	(545)
Recoveries	-	-	-	-	1	-	-	1
Provisions (credits)	(2,509)	1,611	343	(508)	(7)	(3)	323	(750)
Ending balance	$4,371	$2,169	$2,219	$1,455	$106	$20	$416	$10,756

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$607	$-	$1,327	$840	$-	$-	$-	$2,774
Collectively evaluated for impairment	2,650	1,835	1,009	457	170	14	444	6,579
Total allowance for loan losses	$3,257	$1,835	$2,336	$1,297	$170	$14	$444	$9,353

Loans receivable:
Loans evaluated individually	$24,489	$3,663	$6,870	$3,431	$762	$-	$-	$39,215
Loans evaluated collectively	307,918	23,951	103,915	126,261	23,597	2,425	-	588,067
Total loans receivable	$332,407	$27,614	$110,785	$129,692	$24,359	$2,425	$-	$627,282

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$1,077	$70	$861	$860	$75	$-	$-	$2,943
Collectively evaluated for impairment	2,902	1,203	1,019	1,107	159	17	192	6,599
Total allowance for loan losses	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Loans receivable:
Loans evaluated individually	$25,316	$3,746	$6,940	$3,955	$1,058	$-	$-	$41,015
Loans evaluated collectively	310,245	22,913	96,828	122,287	22,391	2,442	-	577,106
Total loans receivable	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$-	$618,121

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2013
Commercial real estate	$16,835	$8,899	$7,822	$33,556	$298,851	$332,407	$-
Construction and land development	-	260	1,622	1,882	25,732	27,614	-
Commercial and industrial	-	640	4,642	5,282	105,503	110,785	-
Owner occupied real estate	121	1,489	463	2,073	127,619	129,692	-
Consumer and other	326	-	566	892	23,467	24,359	-
Residential mortgage	-	-	-	-	2,425	2,425	-
Total	$17,282	$11,288	$15,115	$43,685	$583,597	$627,282	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2012
Commercial real estate	$772	$26,000	$7,987	$34,759	$300,802	$335,561	$-
Construction and land development	-	261	1,342	1,603	25,056	26,659	-
Commercial and industrial	86	-	4,693	4,779	98,989	103,768	-
Owner occupied real estate	285	1,562	968	2,815	123,427	126,242	-
Consumer and other	-	-	1,058	1,058	22,391	23,449	202
Residential mortgage	-	-	-	-	2,442	2,442	-
Total	$1,143	$27,823	$16,048	$45,014	$573,107	$618,121	$202

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2013:
Commercial real estate	$297,516	$9,510	$25,381	$-	$332,407
Construction and land development	23,691	260	3,663	-	27,614
Commercial and industrial	103,141	640	7,004	-	110,785
Owner occupied real estate	125,362	899	3,431	-	129,692
Consumer and other	23,145	194	1,020	-	24,359
Residential mortgage	2,425	-	-	-	2,425
Total	$575,280	$11,503	$40,499	$-	$627,282

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2012:
Commercial real estate	$300,174	$9,174	$26,213	$-	$335,561
Construction and land development	22,652	261	3,746	-	26,659
Commercial and industrial	96,051	642	7,075	-	103,768
Owner occupied real estate	121,381	906	3,955	-	126,242
Consumer and other	22,033	100	1,316	-	23,449
Residential mortgage	2,442	-	-	-	2,442
Total	$564,733	$11,083	$42,305	$-	$618,121

The following table shows non-accrual loans by class as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate	$7,822	$7,987
Construction and land development	1,622	1,342
Commercial and industrial	4,642	4,693
Owner occupied real estate	463	968
Consumer and other	566	856
Residential mortgage	-	-
Total	$15,115	$15,846

Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011.  As required, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a potential troubled debt restructuring.  Since the adoption of this accounting guidance, the Company has identified four loan relationships as troubled debt restructurings for which the allowance for credit loss had previously been measured under a general allowance for credit losses methodology (ASC 450-20).  Upon identifying these receivables as troubled debt restructurings, the Company also identified them as impaired in accordance with the guidance under ASC 310-10-35.

The following table summarizes information in regard to troubled debt restructurings for the period ended March 31, 2013 and December 31, 2012:

(dollars in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
March 31, 2013
Commercial real estate	$908	$-	$908
Construction and land development	2,041	-	2,041
Commercial and industrial	2,228	-	2,228
Owner occupied real estate	1,923	-	1,923
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$7,100	$-	$7,100

December 31, 2012
Commercial real estate	$1,261	$-	$1,261
Construction and land development	2,069	-	2,069
Commercial and industrial	2,248	-	2,248
Owner occupied real estate	1,933	-	1,933
Consumer and other	-	-	-
Residential mortgage	-	-	-
Total	$7,511	$-	$7,511

       There were no new troubled debt restructuring identified during the three month period ended March 31, 2013.  There were no troubled debt restructurings that subsequently defaulted.  There were two new troubled debt restructurings identified during the year ended December 31, 2012.  There were no troubled debt restructurings that subsequently defaulted during this period.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2013
Collateralized mortgage obligations	$91,482	$-	$91,482	$-
Mortgage-backed securities	20,232	-	20,232	-
Municipal securities	5,551	-	5,551	-
Corporate bonds	33,024	-	30,017	3,007
Asset-backed securities	19,889	-	19,889	-
Trust Preferred Securities	3,238	-	-	3,238
Other securities	134	-	134	-
Securities Available for Sale	$173,550	$-	$167,305	$6,245
December 31, 2012
Collateralized mortgage obligations	$99,783	$-	$99,783	$-
Mortgage-backed securities	21,640	-	21,640	-
Municipal securities	12,101	-	12,101	-
Corporate bonds	32,685	-	29,678	3,007
Asset-backed securities	19,729	-	19,729	-
Trust Preferred Securities	3,187	-	-	3,187
Other securities	134	-	134	-
Securities Available for Sale	$189,259	$-	$183,065	$6,194

The following table presents a reconciliation of the securities available for sales measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,187	$3,007	$3,410	$3,004
Unrealized gains (losses)	58	-	6	3
Paydowns	(7)	-	-	-
Impairment charges on Level 3	-	-	(17)	-
Balance, March 31,	$3,238	$3,007	$3,399	$3,007

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2013:
Impaired loans	$9,291	$-	$-	$9,291
Other real estate owned	3,431	-	-	3,431
SBA servicing assets	2,491	-	-	2,491

December 31, 2012:
Impaired loans	$19,876	$-	$-	$19,876
Other real estate owned	3,642	-	-	3,642
SBA servicing assets	2,340	-	-	2,340

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements March 31, 2013
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired loans	$ 9,291	Fair Value of Collateral (1)	Appraised Value (2)	0% - 43% (23%) (4)

Other real estate owned	$ 3,431	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	8% - 18% (9%) (4)
SBA Servicing Assets	$ 2,491	Fair Value	Individual Loan Valuation (3)	(3)

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

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Beginning balance, January 1st	$2,340	$1,102
Additions	146	241
Fair value adjustments	5	8
Ending balance, March 31st	$2,491	$1,351

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2013 and December 31, 2012. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Prepayment Assumptions. CDOs generally allow for prepayments without a prepayment penalty any time after five years.  Due to the lack of new CDOs and the relative poor conditions of the financial institution industry, the rates of voluntary prepayments are estimated at 1% for both March 31, 2013 and December 31, 2012.

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

The INTEX desktop model calculates collateral cash flows based on the attributes of the CDOs as of the collateral cut-off date of March 15, 2013 and certain valuation input assumptions for the underlying collateral.  Allocations of the cash flows to securities are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

Internal Rate of Return. Internal rates of return are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flow. The marketplace for the CDOs at March 31, 2013 and December 31, 2012 was not active. This is evidenced by a significant widening of the bid/ask spreads in the markets in which the CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and few new trust preferred securities have been issued since 2007.

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

ASC 820-10 provides guidance on the discount rates to be used when a market is not active. The discount rate should take into account the time value of money, price for bearing the uncertainty in the cash flows and other case specific factors that would be considered by market participants, including a liquidity adjustment. The discount rate used is a LIBOR 3-month and LIBOR 6-month forward-looking curve plus a range of 412 to 1052 basis points.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2013 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2013 and December 31, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2013	December 31, 2012

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$2,491	$2,340

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	21.4 years

Prepayment Speed	6.61%	6.59%
Effect on fair value of a 10% increase	$(59)	$(55)
Effect on fair value of a 20% increase	(116)	(107)

Weighted Average Discount Rate	13.18%	14.23%
Effect on fair value of a 10% increase	$(115)	$(115)
Effect on fair value of a 20% increase	(222)	(222)

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

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$71,929	$71,929	$71,929	$-	$-
Investment securities available for sale	173,550	173,550	-	167,305	6,245
Investment securities held to maturity	68	69	-	69	-
Restricted stock	3,276	3,276	-	3,276	-
Loans held for sale	165	165	-	-	165
Loans receivable, net	617,769	614,714	-	-	614,714
SBA servicing assets	2,491	2,491	-	-	2,491
Accrued interest receivable	3,273	3,273	-	3,273	-

Financial liabilities:
Deposits
Demand, savings and money market	$735,211	$735,211	$-	$735,211	$-
Time	90,927	91,636	-	91,636	-
Subordinated debt	22,476	18,392	-	-	18,392
Accrued interest payable	494	494	-	494	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,004	$128,004	$128,004	$-	$-
Investment securities available for sale	189,259	189,259	-	183,065	6,194
Investment securities held to maturity	67	69	-	69	-
Restricted stock	3,816	3,816	-	3,816	-
Loans held for sale	82	82	-	-	82
Loans receivable, net	608,359	603,237	-	-	603,237
SBA servicing assets	2,340	2,340	-	-	2,340
Accrued interest receivable	3,128	3,128	-	3,128	-

Financial liabilities:
Deposits
Demand, savings and money market	$765,967	$765,967	$-	$765,967	$-
Time	123,234	124,044	-	124,044	-
Subordinated debt	22,476	20,187	-	-	20,187
Accrued interest payable	301	301	-	301	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-K for the year ended December 31, 2012 and other documents the Company files from time to time with the SEC, such as Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Financial Condition

Assets

Total assets decreased by $62.6 million, or 6.3%, to $926.1 million at March 31, 2013, compared to $988.7 million at December 31, 2012, mainly due to decreases in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $56.1 million, to $71.9 million at March 31, 2013, from $128.0 million at December 31, 2012.  This decrease was primarily caused by a $63.1 million decrease in deposit balances and a $9.2 million growth in outstanding loan balances, offset by the proceeds from the sales and maturities of $17.0 million of investment securities during the first three months of 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $165,000 at March 31, 2013 as compared to $82,000 at December 31, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2013.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $14.8 million at March 31, 2013.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $9.2 million, or 1.5%, to $627.1 million at March 31, 2013, compared to $617.9 million at December 31, 2012, driven by an increase in loan demand resulting in higher originations in the commercial and industrial and owner occupied real estate categories during the first three months of 2013.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), corporate bonds, municipal securities, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $173.6 million at March 31, 2013, compared to $189.3 million at December 31, 2012.  The decrease was primarily due to proceeds from the sales and maturities of securities totaling $17.0 million partially offset by purchase of investment securities considered available for sale totaling $1.4 million during the first three months of 2013.  At March 31, 2013, the portfolio had a net unrealized gain of $895,000 compared to a net unrealized gain of $1.6 million at December 31, 2012.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At March 31, 2013 and December 31, 2012, securities held to maturity totaled $68,000 and $67,000, respectively. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2013 and December 31, 2012.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  During the first quarter of 2013, FHLB repurchased 15% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding. Decisions regarding any future repurchases of restricted stock by the FHLB of Pittsburgh will be made on a quarterly basis.  The FHLB also issued a dividend payment during the first quarter of 2013.

At March 31, 2013 and December 31, 2012, the investment in FHLB of Pittsburgh capital stock totaled $3.1 million and $3.7 million, respectively.  At both March 31, 2013 and December 31, 2012, ACBB capital stock totaled $143,000.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $63.1 million, or 7.1%, to $826.1 million at March 31, 2013 from $889.2 million at December 31, 2012.  The decrease was the result of reductions in interest bearing demand and money market accounts of $35.2 million and certificates of deposit of $32.3 million, offset by a $4.5 million increase in non-interest bearing demand accounts. The decrease in interest-bearing demand and money market accounts was primarily driven by the timing of cash flow requirements for certain large deposit relationships during the first quarter of 2013. The decrease in certificates of deposit was the result of maturities of internet-based certificates of deposit which the Company considers non-core deposits and intentionally decided not to renew.

Shareholders’ Equity

Total shareholders’ equity increased $618,000 to $70.5 million at March 31, 2013, compared to $69.9 million at December 31, 2012, primarily due to the net income recognized during the first three months of 2013 offset by an accumulated other comprehensive loss associated with a reclassification adjustment for securities gains.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The Company reported net income of $992,000, or $0.04 per share, for the three months ended March 31, 2013, compared to net income of $1.3 million, or $0.05 per share, for the three months ended March 31, 2012.  The decrease in net income was primarily driven by a negative (credit) provision for loan losses recorded in the first quarter of 2012 which was mainly attributable to a reduction in the general reserve component of the allowance for loan loss calculation caused by an adjustment to the analysis of historical losses during the period and OREO writedowns recorded in the first quarter of 2013.

Net interest income for the three month period ended March 31, 2013 was $7.9 million compared to $7.7 million for the three months ended March 31, 2012.  Interest income decreased $469,000 for the three months ended March 31, 2013 compared to March 31, 2012. Interest expense decreased $646,000, or 34.0%, to $1.3 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012. This decrease was primarily due to a 27 basis point decrease in the rate on average deposits outstanding to 0.46%.

Non-interest income increased by $597,000 to $2.2 million during the three months ended March 31, 2013 compared to $1.6 million during the three months ended March 31, 2012. The Company recognized gains on the sale of investment securities totaling $703,000 and also recorded income from legal settlements in the amount of $238,000 during the quarter. These were offset by a $436,000 decrease in gains recognized on sale of SBA loans for the three months ended March 31, 2013 compared to March 31, 2012 as a result of lower SBA loan originations during the current period.

Non-interest expenses increased $294,000 to $9.1 million during the three months ended March 31, 2013 compared to $8.8 million during the three months ended March 31, 2012 as OREO writedowns of $809,000 were recognized during the quarter.  The OREO writedowns were partially offset by a decrease in legal expense of $525,000. Data processing costs were also lower in the first quarter of 2013 as a result of a refund received during the period from a service provider.

Return on average assets and average equity was 0.42% and 5.76%, respectively, during the three months ended March 31, 2013 compared to 0.53% and 8.03%, respectively, for the three months ended March 31, 2012.

Analysis of Net Interest Income

Historically, the Company’s earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income, setting forth for the periods’ (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, (iii) annualized average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and (iv) Republic’s annualized net interest margin (net interest income as a percentage of average total interest-earning assets).  Averages are computed based on daily balances.  Non-accrual loans are included in average loans receivable.  All yields are adjusted for tax equivalency.

Average Balances and Net Interest Income

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$86,685	$59	0.28%	$162,103	$101	0.25%
Investment securities and restricted stock	183,387	1,159	2.53%	178,650	1,447	3.24%
Loans receivable	621,642	7,977	5.20%	592,828	8,127	5.51%
Total interest-earning assets	891,714	9,195	4.18%	933,581	9,675	4.17%
Other assets	59,736			55,168
Total assets	$951,450			$988,749

Interest-earning liabilities:
Demand – non-interest bearing	$144,045			$144,855
Demand – interest bearing	170,868	195	0.46%	117,794	171	0.58%
Money market & savings	422,766	502	0.48%	431,106	863	0.81%
Time deposits	114,054	279	0.99%	199,523	581	1.17%
Total deposits	851,733	976	0.46%	893,278	1,615	0.73%
Total interest-bearing deposits	707,688	976	0.56%	748,423	1,615	0.87%
Other borrowings	22,476	278	5.02%	22,575	285	5.80%
Total interest-bearing liabilities	730,164	1,254	0.70%	770,998	1,900	0.99%
Total deposits and other borrowings	874,209	1,254	0.58%	915,853	1,900	0.83%
Non interest-bearing other liabilities	7,343			7,518
Shareholders’ equity	69,898			65,378
Total liabilities and shareholders’ equity	$951,450			$988,749
Net interest income (2)		$7,941			$7,775
Net interest spread			3.48%			3.18%
Net interest margin (2)			3.61%			3.35%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $88 and $99 for the three months ended March 31, 2013 and 2012, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended March 31, 2013 vs. 2012
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(51)	$9	$(42)
Securities	30	(318)	(288)
Loans	335	(485)	(150)
Total interest-earning assets	314	(794)	(480)

Interest expense:
Deposits
Interest-bearing demand deposits	60	(36)	24
Money market and savings	(6)	(355)	(361)
Time deposits	(209)	(93)	(302)
Total deposit interest expense	(155)	(484)	(639)
Other borrowings	-	(7)	(7)
Total interest expense	(155)	(491)	(646)
Net interest income	$469	$(303)	$166

Net Interest Income

The Company’s total tax equivalent interest income decreased $480,000, or 5.0%, to $9.2 million for the three months ended March 31, 2013 compared to $9.7 million for the three months ended March 31, 2012.  A $28.8 million increase in average loans receivable was offset by a 31 basis point decrease in loan yields and a 71 basis point decrease in investment securities yields for the three months ended March 31, 2013 as compared March 31, 2012.

The Company’s total interest expense decreased by $646,000, or 34.0%, to $1.3 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012, as the Company continues to lower the rates paid on interest bearing deposit accounts.  Average deposit balances decreased $41.5 million for the three months ended March 31, 2013.  The average rate paid on interest-bearing deposits decreased 31 basis points to 0.56% for the three months ended March 31, 2013 compared to 0.87% for the same prior year period as a result of the Company’s retail focused, customer service strategy which emphasizes the gathering of low-cost core deposits. The average rate paid on money market and savings deposits decreased 33 basis points to 0.48% for the three months ended March 31, 2013 compared to 0.81% for the same prior year period.  Average time deposit balances declined $85.5 million for the three months ended March 31, 2013 as compared to the same prior year period.  The maturity and roll-off of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 18 basis points to 0.99% for the three months ended March 31, 2013 as compared to the same prior year period.  Accordingly, rates on total interest-bearing liabilities decreased 29 basis points during the three months ended March 31, 2013.

The tax equivalent net interest margin increased 26 basis points to 3.61% for the three months ended March 31, 2013, compared to 3.35% for the three months ended March 31, 2012 and the Company’s tax equivalent net interest income increased $166,000, or 2.1%, to $7.9 million for the three months ended March 31, 2013 as compared to $7.8 million for the three months ended March 31, 2012.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded no provision for loan losses for the three months ended March 31, 2013 compared to a $750,000 negative (credit) provision for the three months ended March 31, 2012. During the first quarter of 2013, increases in allowances required for loans individually evaluated for impairment were offset by several decreases resulting in no required provision for loan losses in the period on a net basis. The negative provision recorded during the first quarter of 2012 was mainly attributable to a reduction in the general reserve component of the allowance for loan loss calculation caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Benefit for Income Taxes

The Company recorded a benefit for income taxes of $26,000 for the three months ended March 31, 2013, compared to a $69,000 benefit for the three months ended March 31, 2012. The $26,000 benefit recorded during the first three months of 2013 was the net result of a tax provision in the amount of $270,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $296,000.  The effective tax rates for the three-month periods ended March 31, 2013 and 2012 were 28% and 30%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of March 31, 2013 and December 31, 2012.

When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740-10-30-18. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

The Company did assess tax planning strategies as defined under ASC 740-10-30-18 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method tax purposes for future fixed asset purchases. The Company believes that these tax planning strategies are (a) prudent and feasible, (b) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $17.6 million as of March 31, 2013 and $17.5 million as of December 31, 2012.  The tax planning strategies assessed resulted in the projected realization of approximately $4.0 million in tax assets which can be considered more likely than not to be realized as of March 31, 2013 and $3.6 million as of December 31, 2012. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $13.6 million as of March 31, 2013 and $13.9 million as of December 31, 2012.

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

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $86.4 million and $99.7 million, and standby letters of credit of approximately $3.6 million and $4.3 million, at March 31, 2013 and December 31, 2012, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $86.4 million of commitments to extend credit at March 31, 2013 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013:
Total risk based capital
Republic	$97,428	12.85%	$60,659	8.00%	$75,824	10.00%
Company	97,746	12.88%	60,714	8.00%	-	-
Tier one risk based capital
Republic	88,075	11.62%	30,330	4.00%	45,494	6.00%
Company	88,393	11.65%	30,357	4.00%	-	-
Tier one leveraged capital
Republic	88,075	9.30%	37,873	4.00%	47,341	5.00%
Company	88,393	9.32%	37,924	4.00%	-	-

At December 31, 2012:
Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-
Tier one risk based capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2013.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $71.9 million at March 31, 2013, compared to $128.0 million at December 31, 2012.  Loan maturities and repayments are another source of asset liquidity. At March 31, 2013, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending September 30, 2013. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At March 31, 2013, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $90.0 million. Certificates of deposit scheduled to mature in one year totaled $65.7 million at March 31, 2013. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $296.6 million as of March 31, 2013.  As of March 31, 2013 and December 31, 2012, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both March 31, 2013 and December 31, 2012.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both March 31, 2013 and December 31, 2012.

Investment Securities Portfolio

At March 31, 2013, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $173.6 million and $189.3 million as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, the portfolio had net unrealized gains of $895,000 and $1.6 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.8 million at March 31, 2013.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Loans accruing, but past due 90 days or more	$-	$202
Non-accrual loans	15,115	15,846
Total non-performing loans(1)	15,115	16,048
Other real estate owned	8,268	8,912
Total non-performing assets(1)	$23,383	$24,960

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.41%	2.60%
Non-performing assets as a percentage of total assets	2.52%	2.52%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $731,000 to $15.1 million at March 31, 2013, from $15.8 million at December 31, 2012. This decrease was primarily the result of a payoff in the amount of $551,000 during the current period. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2013 and December 31, 2012, all identified impaired loans are included in the preceding table, or are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $17.3 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively; (ii) 60 to 89 days past due, at March 31, 2013 and December 31, 2012, in the aggregate principal amount of $11.3 and $27.8 million, respectively. During the first quarter of 2013 one significant loan relationship transferred from the 60-89 day category to the 30-59 day category as a result of timing of the due date in the quarter. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $644,000 to $8.3 million at March 31, 2013 from $8.9 million at December 31, 2012 primarily due to writedowns on two foreclosed properties during the current period.

The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2013 and the year ended December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Beginning Balance, January 1st	$8,912	$6,479
Additions	165	2,907
Valuation adjustments	(809)	(140)
Dispositions	-	(334)
Ending Balance	$8,268	$8,912

At March 31, 2013, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

Factors considered in the calculation of the allowance for non-impaired loans include several qualitative and quantitative factors such as historical loss experience, trends in delinquency and nonperforming loan balances, changes in risk composition and underwriting standards, experience and ability of management, and general economic conditions along with other external factors. Historical loss experience is analyzed by reviewing charge-offs over a three year period to determine loss rates consistent with the loan categories depicted in the allowance for loan loss table below.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2013 and 2012, and the twelve months ended December 31, 2012 is as follows (dollars in thousands):

	For the three months ended March 31, 2013	For the twelve months ended December 31, 2012	For the three months ended March 31, 2012

Balance at beginning of period	$9,542	$12,050	$12,050
Charge-offs:
Commercial real estate	60	1,582	492
Construction and land development	55	1,004	-
Commercial and industrial	-	1,304	52
Owner occupied real estate	-	-	-
Consumer and other	75	102	1
Residential mortgage	-	-	-
Total charge-offs	190	3,992	545
Recoveries:
Commercial real estate	-	-	-
Construction and land development	-	105	-
Commercial and industrial	1	-	-
Owner occupied real estate	-	-	-
Consumer and other	-	29	1
Residential mortgage	-	-	-
Total recoveries	1	134	1
Net charge-offs	189	3,858	544
Provision (credit) for loan losses	-	1,350	(750)
Balance at end of period	$9,353	$9,542	$10,756

Average loans outstanding(1)	$621,642	$609,943	$592,828
As a percent of average loans:(1)
Net charge-offs (annualized)	0.12%	0.63%	0.37%
Provision (credit) for loan losses (annualized)	0.00%	0.22%	(0.51%)
Allowance for loan losses	1.50%	1.56%	1.81%
Allowance for loan losses to:
Total loans, net of unearned income	1.49%	1.54%	1.78%
Total non-performing loans	61.88%	59.46%	100.32%

(1) Includes non-accruing loans.

The Company did not record a provision for loan losses during the three month period ended March 31, 2013 compared to a negative (credit) provision for loan losses of $750,000 for the three month period ended March 31, 2012. During the first quarter of 2013, increases in allowances required for loans individually evaluated for impairment were offset by several decreases resulting in no required provision for loan losses in the period on a net basis. The changes in allowance requirements in the first quarter of 2013 were primarily the result of changes in estimated collateral values driven by updated appraisals received during the period. The negative provision recorded in the first quarter of 2012 was driven by a reduction in allowance for loan losses related to non-impaired loans evaluated collectively for impairment due to a change in the analysis of historical losses as described above.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 61.88% at March 31, 2013, compared to 59.46% at December 31, 2012 and 100.32% at March 31, 2012.  Total non-performing loans were $15.1 million, $16.0 million and $10.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

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

The Company recorded net charge-offs of $0.2 million during the three month period ended March 31, 2013, compared to $0.5 million during the three month period ended March 31, 2012.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $11.0 million at March 31, 2013 compared to $11.3 million at December 31, 2012. The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the three month period ended March 31, 2013, there were no changes made to this policy.

Recent Accounting Pronouncements

ASU 2013-02

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Comprehensive Income.” The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU was effective for public entities for reporting periods beginning after December 15, 2012 and did not have a material impact on the Company’s financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013.

ITEM 4: CONTROLS AND PROCEDURES

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2013.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and below.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As a result of Hurricane Sandy which made landfall across the northeastern part of the U.S. on October 29, 2012, the operations of the Company and some of its vendors, suppliers and customers were affected by the loss of electricity, flooding and other disruptions to operations.  No losses or disruptions have been identified that would have a material impact on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 10, 2013, the Company and the Bank entered into a new employment agreement, effective June 1, 2013 (the “Agreement”), with Harry D. Madonna, Chairman of the boards of directors of the Company and the Bank, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank.  The Agreement replaces and supersedes the existing employment agreement between Mr. Madonna, the Company and the Bank, which had a term expiring on December 31, 2013.

The Agreement provides for Mr. Madonna’s continuing service as Chairman of the boards of directors of the Company and the Bank, President and Chief Executive Officer of the Company and President of the Bank for an initial term of three years beginning June 1, 2013, subject to annual renewals thereafter absent notice of nonrenewal by either party at least six months prior to an annual renewal date.  The Company and the Bank may also terminate Mr. Madonna’s employment at any time for specified events of “Good Reason” (defined as breach of fiduciary duty to the Company and the Bank involving personal profit which causes material harm to the Company and the Bank, conviction of a felony or willful violation of any banking law or regulation or a crime of moral turpitude, and grossly negligent performance of duties under the Agreement resulting in material impairment of the Company’s financial condition).   Mr. Madonna may terminate the Agreement with six months prior notice.  Mr. Madonna may also terminate the Agreement for specified events of “Good Cause” (defined as an uncured failure by the Company or the Bank to comply in any material respect with any material provision of the Agreement following written notice of noncompliance, a change in Mr. Madonna’s substantive duties, a change in location of business, or a “Change in Control” (as defined below)).

Mr. Madonna will be paid an initial annual base salary of $500,000 under the Agreement.  Mr. Madonna is eligible to receive annual increases in base salary in the sole discretion of the Compensation Committees of the Company and the Bank after taking into account criteria determined in advance by the Committees, and bonuses based on a percent of annual base salary in the sole discretion of the Compensation Committees of the Company and the Bank upon achievement of  established criteria.  The Agreement also provides that annually, based on meeting or exceeding  criteria established for this purpose from year to year, Mr. Madonna will receive on  an annual basis during the term of his employment, options to purchase such number of shares of the Company’s common stock (at a per share exercise price equal to fair market value of the stock on the date of grant) determined at the discretion of the committee charged with the responsibility for grants under the Company’s stock incentive plan, which determination shall be made taking into account  criteria set by such committee in advance.  Such options will vest one year from the date of grant.  Mr. Madonna will also be entitled to certain other customary perquisites, including use of an automobile and reimbursement of related operating expenses,  health and disability insurance available to all employees, and reimbursement for travel, entertainment and club dues and expenses.  Under the Agreement, the Company and the Bank also agree to reimburse Mr. Madonna for the cost of term life insurance policies providing a death benefit in the amount of $4.0 million.

The Agreement provides for certain severance and change in control benefits to Mr. Madonna.  In the event of termination of Mr. Madonna’s employment for any reason, including a merger or sale of the Company or the Bank or transfer of a majority of the stock of the Company or the Bank (a “Change in Control”) or failure by the Company and the Bank to continue his employment at the termination of the Agreement or any subsequent employment agreement, or if Mr. Madonna is not elected a member of the boards of directors of the Company or the Bank or upon agreement that Mr. Madonna is to transition from service as chief executive officer to service as a non-employee director of the Company and the Bank, Mr. Madonna would be entitled to receive (i) a severance payment equal to three times his annual base salary plus three times his average bonus over the prior three years and (ii) five years of continued health and other benefits and life insurance or cash in an amount equal to the cost of such insurance.  Mr. Madonna would not be entitled to any severance or other payments in the event that his employment terminates as a result of death, resignation by him without Good Cause, or termination by the Company or the Bank for Good Reason.  Subject to compliance with Section 409A of the Internal Revenue Code, all severance payments are to be made in a lump sum within 30 days after the applicable termination event.

In the event that a Transaction Change in Control is consummated, a merger or sale of the Company or the Bank, while Mr. Madonna remains employed by the Company and the Bank or remains serving as a non-employee director (or within one year after Mr. Madonna ceases to provide any services to either the Company or the Bank in any capacity), he will be entitled, in addition to any other compensation payable to him under the Agreement, to a transaction bonus in an amount determined by the Compensation Committees of the Company and the Bank, which amount cannot be less than $1.0 million.  The transaction bonus is payable within 30 days following consummation of the transaction giving rise to payment of such bonus.

The Agreement provides for non-disclosure by Mr. Madonna of any confidential information relating to the business of the Company or the Bank during or after the period of his employment, except in the course of employment related duties.  In the event that the amounts and benefits payable under the Agreement are such that Mr. Madonna becomes subject to the excise tax provisions of Section 4999 of the Internal Revenue Code, Mr. Madonna will be entitled to receive a tax gross-up payment to reimburse him for the amount of such excise taxes.  He will also receive a tax gross-up payment for certain other taxes payable by him with respect to certain perquisites under the Agreement.

A copy of the Agreement is filed as Exhibit 10.5 to this Form 10-Q.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of this report.  (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for quarterly reports on Form 10-Q).

Exhibit Number	Description	Location
10.1	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated March 13, 2013.*	Filed herewith
10.2	Amendment to Employment Agreement, by and between Rhonda Costello and Republic First Bank, dated March 13, 2013.*	Filed herewith
10.3	Letter Agreement, by and between Jay Neilon and the Company, dated March 13, 2013.*	Filed herewith
10.4	Letter Agreement, by and between Frank A. Cavallaro and the Company, dated March 13, 2013.*	Filed herewith

10.5	Employment Agreement, by and between Harry D. Madonna, the Company and Republic First Bank, dated May 10, 2013. *	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished herewith

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013  and 2012, and (vi) Notes to Consolidated Financial Statements.
**

*   Constitutes a management compensation agreement or arrangement

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

REPUBLIC FIRST BANCORP, INC.

Date: May 10, 2013	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)