Form 10-Q
period 2013-06-30
REPUBLIC FIRST BANCORP INC
filed 2013-08-12
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013.
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.

Commission File Number:  000-17007

Republic First Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2486815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South 16th Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of August 9, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Dollars in thousands, except per share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$8,934	$9,097
Interest bearing deposits with banks	47,850	118,907
Cash and cash equivalents	56,784	128,004

Investment securities available for sale, at fair value	184,371	189,259
Investment securities held to maturity, at amortized cost (fair value of $69 and $69, respectively)	68	67
Restricted stock, at cost	2,326	3,816
Loans held for sale	282	82
Loans receivable (net of allowance for loan losses of $9,332 and $9,542, respectively)	628,401	608,359
Premises and equipment, net	21,232	21,976
Other real estate owned, net	6,584	8,912
Accrued interest receivable	2,969	3,128
Bank owned life insurance	-	10,490
Other assets	16,649	14,565
Total Assets	$919,666	$988,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$143,485	$145,407
Demand – interest bearing	180,802	180,440
Money market and savings	408,355	440,120
Time deposits	88,210	123,234
Total Deposits	820,852	889,201
Accrued interest payable	522	301
Other liabilities	6,448	6,778
Subordinated debt	22,476	22,476
Total Liabilities	850,298	918,756

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	106,908	106,753
Accumulated deficit	(32,225)	(34,228)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan	(809)	(809)
Accumulated other comprehensive income (loss)	(1,672)	1,020
Total Shareholders’ Equity	69,368	69,902
Total Liabilities and Shareholders’ Equity	$919,666	$988,658

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2013 and 2012
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on taxable loans	$7,991	$8,114	$15,828	$16,134
Interest and fees on tax-exempt loans	89	65	180	135
Interest and dividends on taxable investment securities	1,043	1,269	2,090	2,538
Interest and dividends on tax-exempt investment securities	48	117	121	233
Interest on federal funds sold and other interest-earning assets	44	84	103	185
Total interest income	9,215	9,649	18,322	19,225
Interest expense:
Demand- interest bearing	207	185	402	356
Money market and savings	428	722	930	1,585
Time deposits	204	433	483	1,014
Other borrowings	278	284	556	569
Total interest expense	1,117	1,624	2,371	3,524
Net interest income	8,098	8,025	15,951	15,701
Provision (credit) for loan losses	925	500	925	(250)
Net interest income after provision (credit) for loan losses	7,173	7,525	15,026	15,951
Non-interest income:
Loan advisory and servicing fees	436	329	774	540
Gain on sales of SBA loans	2,107	1,110	2,757	2,196
Service fees on deposit accounts	265	226	499	436
Legal settlements	-	-	238	105
Gain on sale of investment securities	-	774	703	774
Other-than-temporary impairment losses	-	(16)	-	(33)
Portion recognized in other comprehensive income (before taxes)	-	2	-	2
Net impairment loss on investment securities	-	(14)	-	(31)
Bank owned life insurance income	-	16	13	35
Other non-interest income	62	58	129	90
Total non-interest income	2,870	2,499	5,113	4,145
Non-interest expenses:
Salaries and employee benefits	4,503	3,963	8,790	8,097
Occupancy	876	872	1,720	1,716
Depreciation and amortization	472	506	955	1,024
Legal	503	898	867	1,787
Other real estate owned	109	104	1,026	202
Advertising	117	100	218	150
Data processing	307	311	415	575
Insurance	153	176	311	310
Professional fees	359	298	682	591
Regulatory assessments and costs	241	351	585	689
Taxes, other	253	277	503	537
Other operating expenses	1,163	1,154	2,114	2,168
Total non-interest expense	9,056	9,010	18,186	17,846
Income before provision (benefit) for income taxes	987	1,014	1,953	2,250
Provision (benefit) for income taxes	(24)	7	(50)	(62)
Net income	$1,011	$1,007	$2,003	$2,312
Net income per share:
Basic	$0.04	$0.04	$0.08	$0.09
Diluted	$0.04	$0.04	$0.08	$0.09

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,011	$1,007	$2,003	$2,312

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(3,504), $376, $(3,498), and $605, respectively)	(2,246)	241	(2,242)	388
Reclassification adjustment for securities gains (pre-tax $-, $774, $703, and $774, respectively)	-	(503)	(450)	(503)
Reclassification adjustment for impairment charge (pre-tax $-, $14, $-, and $31, respectively)	-	9	-	20
		(253)
Total other comprehensive loss	(2,246)		(2,692)	(95)

Total comprehensive income (loss)	$(1,235)	$754	$(689)	$2,217

 (See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$2,003	$2,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	925	(250)
(Gain) loss on sale of other real estate owned	(229)	10
Write down of other real estate owned	809	-
Depreciation and amortization	955	1,024
Stock based compensation	155	192
Gain on sale and call of investment securities	(703)	(774)
Impairment charges on investment securities	-	31
Amortization of premiums on investment securities	380	160
Proceeds from sales of SBA loans originated for sale	27,410	23,066
SBA loans originated for sale	(24,853)	(20,920)
Gains on sales of SBA loans originated for sale	(2,757)	(2,196)
Increase in value of bank owned life insurance	(13)	(35)
Increase in accrued interest receivable and other assets	(416)	(823)
Decrease in accrued interest payable and other liabilities	(109)	(74)
Net cash provided by operating activities	3,557	1,723

Cash flows from investing activities
Purchase of investment securities available for sale	(25,289)	(40,902)
Proceeds from the sale of securities available for sale	7,946	22,590
Proceeds from the maturity or call of securities available for sale	18,352	13,265
Proceeds from the maturity or call of securities held to maturity	-	74
Proceeds from redemption of FHLB stock	1,490	505
Net increase in loans	(21,213)	(17,836)
Net proceeds from sale of other real estate owned	1,994	334
Surrender proceeds on bank owned life insurance	10,503	-
Premises and equipment expenditures	(211)	(289)
Net cash used in investing activities	(6,428)	(22,259)

Cash flows from financing activities
Net decrease in demand, money market and savings deposits	(33,325)	(40,072)
Net decrease in time deposits	(35,024)	(71,225)
Net cash used in financing activities	(68,349)	(111,297)

Net decrease in cash and cash equivalents	(71,220)	(131,833)
Cash and cash equivalents, beginning of year	128,004	230,955
Cash and cash equivalents, end of period	$56,784	$99,122

Supplemental disclosures:
Interest paid	$2,150	$3,820
Income taxes paid	$175	$-
Non-cash transfers from loans to other real estate owned	$246	$-

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net income			2,003				2,003
Other comprehensive loss, net of tax						(2,692)	(2,692)
Stock based compensation		155					155

Balance June 30, 2013	$265	$106,908	$(32,225)	$(3,099)	$(809)	$(1,672)	$69,368

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			2,312				2,312
Other comprehensive loss, net of tax						(95)	(95)
Stock based compensation		192					192

Balance June 30, 2012	$265	$106,575	$(35,530)	$(3,099)	$(809)	$(142)	$67,260

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in the years 2008 through 2011 and the uncertain nature of the current economic environment, the Company has decided to currently exclude future taxable income from its analysis on the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense in the period and could have a significant impact on the Company’s future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of June 30, 2013, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2013 and 2012 are as follows:

	2013	2012
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	54.88% to 55.08%	53.12% to 54.21%
Risk-free interest rate(3)	1.28% to 2.02%	1.01% to 1.61%
Expected life(4)	7.0 years	7.0 years

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3) The risk-free interest rate is based on the seven year Treasury bond.
(4) The expected life reflects a 3 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During the six months ended June 30, 2013 and 2012, 109,787 options and 21,000 options vested, respectively.  Expense is recognized ratably over the period required to vest.  At June 30, 2013, the intrinsic value of the 1,200,280 options outstanding was $344,580, while the intrinsic value of the 288,717 exercisable (vested) options was $38,036. During the six months ended June 30, 2013, 83,500 options were forfeited with a weighted average grant date fair value of $289,015.

Information regarding stock based compensation for the six months ended June 30, 2013 and 2012 is set forth below:
	2013	2012
Stock based compensation expense recognized	$155,000	$192,000
Number of unvested stock options	911,563	845,600
Fair value of unvested stock options	$1,245,470	$1,562,250
Amount remaining to be recognized as expense	$687,636	$638,125

The remaining amount of $687,636 will be recognized as expense through June 2017.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three and six months ended June 30, 2013 and 2012, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and six months ended June, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (basic and diluted)	$1,011	$1,007	$2,003	$2,312

Weighted average shares outstanding	25,973	25,973	25,973	25,973

Net income per share – basic	$0.04	$0.04	$0.08	$0.09

Weighted average shares outstanding (including dilutive CSEs)	26,103	25,996	26,062	25,988

Net income per share – diluted	$0.04	$0.04	$0.08	$0.09

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at June 30, 2013 and December 31, 2012 is as follows:

	At June 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$106,473	$588	$(2,293)	$104,768
Mortgage-backed securities	17,647	718	(60)	18,305
Municipal securities	5,360	97	(97)	5,360
Corporate bonds	32,203	773	-	32,976
Asset-backed securities	19,416	268	-	19,684
Trust preferred securities	5,766	-	(2,604)	3,162
Other securities	115	1	-	116
Total securities available for sale	$186,980	$2,445	$(5,054)	$184,371

U.S. Government agencies	$1	$-	$-	$1
Other securities	67	1	-	68
Total securities held to maturity	$68	$1	$-	$69

	At December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$97,959	$1,830	$(6)	$99,783
Mortgage-backed securities	20,626	1,014	-	21,640
Municipal securities	11,150	967	(16)	12,101
Corporate bonds	32,231	639	(185)	32,685
Asset-backed securities	19,785	135	(191)	19,729
Trust preferred securities	5,785	-	(2,598)	3,187
Other securities	131	3	-	134
Total securities available for sale	$187,667	$4,588	$(2,996)	$189,259

U.S. Government agencies	$1	$-	$-	$1
Other securities	66	2	-	68
Total securities held to maturity	$67	$2	$-	$69

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2013 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$16,175	$16,516	$47	$48
After 1 year to 5 years	72,281	72,383	21	21
After 5 years to 10 years	91,165	87,946	-	-
After 10 years	7,359	7,526	-	-
Total	$186,980	$184,371	$68	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of June 30, 2013 and December 31, 2012, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of June 30, 2013 and December 31, 2012.  In addition, the Company did not hold any private issued CMO’s as of June 30, 2013 and December 31, 2012.  As of June 30, 2013 and December 31, 2012, the asset-backed securities consisted solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  There were no impairment charges (credit losses) on trust preferred securities for the three and six months ended June 30, 2013. Impairment charges (credit losses) on trust preferred securities for the three and six months ended June 30, 2012 amounted to $14,000 and $31,000, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at June 30, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

	June 30,
(dollars in thousands)	2013	2012

Beginning Balance, January 1st	$3,959	$3,925
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	31
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, June 30th	$3,959	$3,956

The Company realized gross gains on the sale of securities of $703,000 during the six months ended June 30, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000. The Company realized gross gains on the sale of securities of $774,000 during the three and six months ended June 30, 2012.  The related sale proceeds amounted to $22.6 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $271,000.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At June 30, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$70,117	$2,293	$-	$-	$70,117	$2,293
Mortgage-backed securities	1,178	60	-	-	1,178	60
Municipal securities	1,328	97	-	-	1,328	97
Corporate bonds	-	-	-	-	-	-
Trust preferred securities	-	-	3,162	2,604	3,162	2,604
Total	$72,623	$2,450	$3,162	$2,604	$75,785	$5,054

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations	$9,991	$6	$-	$-	$9,991	$6
Municipal securities	1,050	16	-	-	1,050	16
Corporate bonds	-	-	9,811	185	9,811	185
Asset-backed securities	9,218	191	-	-	9,218	191
Trust preferred securities	-	-	3,187	2,598	3,187	2,598
Total	$20,259	$213	$12,998	$2,783	$33,257	$2,996

The impairment of the investment portfolio totaled $5.1 million with a total fair value of $75.8 million at June 30, 2013.  The most significant component of this impairment is related to the trust preferred securities held in the portfolio.  Unrealized losses on the trust preferred securities amount to $2.6 million at June 30, 2013.  The unrealized losses associated with the trust preferred securities are a result of the secondary market for such securities becoming inactive and are considered temporary at this time.

The following table provides additional detail about trust preferred securities as of June 30, 2013.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	CCC	5	27%	0.32%	$-
Preferred Term Securities VII	Mezzanine Notes	1,478	1,071	(407)	C	13	46	0.33	2,173
TPREF Funding II	Class B Notes	739	336	(403)	C	16	44	0.38	260
TPREF Funding III	Class B2 Notes	1,520	724	(796)	C	17	35	0.32	480
Trapeza CDO I, LLC	Class C1 Notes	556	245	(311)	C	9	49	0.39	470
ALESCO Preferred Funding IV	Class B1 Notes	604	326	(278)	C	38	14	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	420	(400)	C	37	24	0.35	180
Total		$5,766	3,162	$(2,604)		135	33%		$3,959

At June 30, 2013, the investment portfolio included eight municipal securities with a total market value of $5.4 million.  One of these securities carried an unrealized loss at June 30, 2013.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.3 million.  As of June 30, 2013, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

At June 30, 2013, the investment portfolio included eighteen collateralized mortgage obligations with a total market value of $104.8 million.  Thirteen of these securities carried an unrealized loss at June 30, 2013.  At June 30, 2013, the investment portfolio included forty-two mortgage-backed securities with a total market value of $18.3 million.  One of these securities carried an unrealized loss at June 30, 2013.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of June 30, 2013.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of June 30, 2013, and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commercial real estate	$329,599	$335,561
Construction and land development	31,455	26,659
Commercial and industrial	108,951	103,768
Owner occupied real estate	137,219	126,242
Consumer and other	28,413	23,449
Residential mortgage	2,400	2,442
Total loans receivable	638,037	618,121
Deferred costs (fees)	(304)	(220)
Allowance for loan losses	(9,332)	(9,542)
Net loans receivable	$628,401	$608,359

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial real estate	$12,919	$13,040	$-	$19,231	$20,000	$-
Construction and land development	1,029	4,244	-	3,153	6,312	-
Commercial and industrial	2,973	4,256	-	3,793	7,106	-
Owner occupied real estate	144	463	-	505	505	-
Consumer and other	668	917	-	912	1,146	-
Total	$17,733	$22,920	$-	$27,594	$35,069	$-

With an allowance recorded:
Commercial real estate	$8,227	$8,889	$958	$6,085	$6,085	$1,077
Construction and land development	593	3,700	217	593	3,700	70
Commercial and industrial	3,263	5,663	992	3,147	3,255	861
Owner occupied real estate	3,002	3,002	498	3,450	3,450	860
Consumer and other	-	-	-	146	155	75
Total	$15,085	$21,254	$2,665	$13,421	$16,645	$2,943

Total:
Commercial real estate	$21,146	$21,929	$958	$25,316	$26,085	$1,077
Construction and land development	1,622	7,944	217	3,746	10,012	70
Commercial and industrial	6,236	9,919	992	6,940	10,361	861
Owner occupied real estate	3,146	3,465	498	3,955	3,955	860
Consumer and other	668	917	-	1,058	1,301	75
Total	$32,818	$44,174	$2,665	$41,015	$51,714	$2,943

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,
	2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$15,343	$202	$15,879	$205
Construction and land development	1,822	8	5,227	29
Commercial and industrial	2,953	5	4,882	36
Owner occupied real estate	180	-	876	-
Consumer and other	725	-	784	2
Total	$21,023	$215	$27,648	$272

With an allowance recorded:
Commercial real estate	$7,056	$25	$5,707	$52
Construction and land development	494	-	869	-
Commercial and industrial	3,504	14	3,350	12
Owner occupied real estate	3,149	37	2,472	36
Consumer and other	25	-	98	-
Total	$14,228	$76	$12,496	$100

Total:
Commercial real estate	$22,399	$227	$21,586	$257
Construction and land development	2,316	8	6,096	29
Commercial and industrial	6,457	19	8,232	48
Owner occupied real estate	3,329	37	3,348	36
Consumer and other	750	-	882	2
Total	$35,251	$291	$40,144	$372

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $130,000 and $153,000 for the three months ended June 30, 2013 and 2012, respectively.

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(dollars in thousands)
With no related allowance recorded:
Commercial real estate	$17,766	$421	$14,315	$370
Construction and land development	2,615	29	4,980	59
Commercial and industrial	2,935	11	4,286	78
Owner occupied real estate	216	-	1,183	27
Consumer and other	781	1	850	4
Total	$24,313	$462	$25,614	$538

With an allowance recorded:
Commercial real estate	$5,885	$61	$6,604	$135
Construction and land development	395	-	1,496	-
Commercial and industrial	3,746	28	3,941	19
Owner occupied real estate	3,295	73	1,911	48
Consumer and other	49	-	49	-
Total	$13,370	$162	$14,001	$202

Total:
Commercial real estate	$23,651	$482	$20,919	$505
Construction and land development	3,010	29	6,476	59
Commercial and industrial	6,681	39	8,227	97
Owner occupied real estate	3,511	73	3,094	75
Consumer and other	830	1	899	4
Total	$37,683	$624	$39,615	$740

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $339,000 and $320,000 for the six months ended June 30, 2013 and 2012, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended June 30, 2013
Allowance for loan losses:

Beginning balance:	$3,257	$1,835	$2,336	$1,297	$170	$14	$444	$9,353
Charge-offs	(349)	-	(361)	(319)	-	-	-	(1,029)
Recoveries	54	-	4	-	25	-	-	83
Provisions (credits)	619	667	18	8	(4)	-	(383)	925
Ending balance	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332

Three months ended June 30, 2012
Allowance for loan losses:

Beginning balance:	$4,371	$2,169	$2,219	$1,455	$106	$20	$416	$10,756
Charge-offs	(274)	(921)	(708)	-	(100)	-	-	(2,003)
Recoveries	-	105	-	-	27	-	-	132
Provisions (credits)	(136)	63	305	171	101	(4)	-	500
Ending balance	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Six months ended June 30, 2013
Allowance for loan losses:

Beginning balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(409)	(55)	(361)	(319)	(75)	-	-	(1,219)
Recoveries	54	-	5	-	25	-	-	84
Provisions (credits)	(43)	1,284	473	(662)	7	(3)	(131)	925
Ending balance	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332

Six months ended June 30, 2012
Allowance for loan losses:

Beginning Balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(766)	(921)	(760)	-	(101)	-	-	(2,548)
Recoveries	-	105	-	-	28	-	-	133
Provisions (credits)	(2,645)	1,674	648	(337)	94	(7)	323	(250)
Ending balance	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$958	$217	$992	$498	$-	$-	$-	$2,665
Collectively evaluated for impairment	2,623	2,285	1,005	488	191	14	61	6,667
Total allowance for loan losses	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332

Loans receivable:
Loans evaluated individually	$21,146	$1,622	$6,236	$3,146	$668	$-	$-	$32,818
Loans evaluated collectively	308,453	29,833	102,715	134,073	27,745	2,400	-	605,219
Total loans receivable	$329,599	$31,455	$108,951	$137,219	$28,413	$2,400	$-	$638,037

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$1,077	$70	$861	$860	$75	$-	$-	$2,943
Collectively evaluated for impairment	2,902	1,203	1,019	1,107	159	17	192	6,599
Total allowance for loan losses	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Loans receivable:
Loans evaluated individually	$25,316	$3,746	$6,940	$3,955	$1,058	$-	$-	$41,015
Loans evaluated collectively	310,245	22,913	96,828	122,287	22,391	2,442	-	577,106
Total loans receivable	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$-	$618,121

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At June 30, 2013
Commercial real estate	$4,472	$12,824	$6,816	$24,112	$305,487	$329,599	$-
Construction and land development	-	-	1,622	1,622	29,833	31,455	-
Commercial and industrial	-	-	4,028	4,028	104,923	108,951	-
Owner occupied real estate	969	-	207	1,176	136,043	137,219	-
Consumer and other	42	-	667	709	27,704	28,413	-
Residential mortgage	-	-	-	-	2,400	2,400	-
Total	$5,483	$12,824	$13,340	$31,647	$606,390	$638,037	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2012
Commercial real estate	$772	$26,000	$7,987	$34,759	$300,802	$335,561	$-
Construction and land development	-	261	1,342	1,603	25,056	26,659	-
Commercial and industrial	86	-	4,693	4,779	98,989	103,768	-
Owner occupied real estate	285	1,562	968	2,815	123,427	126,242	-
Consumer and other	-	-	1,058	1,058	22,391	23,449	202
Residential mortgage	-	-	-	-	2,442	2,442	-
Total	$1,143	$27,823	$16,048	$45,014	$573,107	$618,121	$202

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At June 30, 2013:
Commercial real estate	$292,052	$15,839	$21,708	$-	$329,599
Construction and land development	29,833	-	1,622	-	31,455
Commercial and industrial	101,887	695	6,369	-	108,951
Owner occupied real estate	133,247	826	3,146	-	137,219
Consumer and other	27,413	75	925	-	28,413
Residential mortgage	2,400	-	-	-	2,400
Total	$586,832	$17,435	$33,770	$-	$638,037

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2012:
Commercial real estate	$300,174	$9,174	$26,213	$-	$335,561
Construction and land development	22,652	261	3,746	-	26,659
Commercial and industrial	96,051	642	7,075	-	103,768
Owner occupied real estate	121,381	906	3,955	-	126,242
Consumer and other	22,033	100	1,316	-	23,449
Residential mortgage	2,442	-	-	-	2,442
Total	$564,733	$11,083	$42,305	$-	$618,121

The following table shows non-accrual loans by class as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate	$6,816	$7,987
Construction and land development	1,622	1,342
Commercial and industrial	4,028	4,693
Owner occupied real estate	207	968
Consumer and other	667	856
Residential mortgage	-	-
Total	$13,340	$15,846

Troubled Debt Restructurings

A modification to the contractual terms of a loan which results in a concession to a borrower that is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”).  The concessions made in a TDR are those that would not otherwise be considered for a borrower or collateral with similar risk characteristics.  A TDR is typically the result of efforts to minimize potential losses that may be incurred during loan workouts, foreclosure, or repossession of collateral at a time when collateral values are declining.  Concessions include a reduction in interest rate below current market rates, a material extension of time to the loan term or amortization period, partial forgiveness of the outstanding principal balance, acceptance of interest only payments for a period of time, or a combination of any of these conditions.

The following table summarizes the balance of outstanding TDRs for the period ended June 30, 2013 and December 31, 2012:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
June 30, 2013
Commercial real estate	1	$595	$-	$595
Construction and land development	-	-	-	-
Commercial and industrial	1	2,208	-	2,208
Owner occupied real estate	1	1,914	-	1,914
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$4,717	$-	$4,717

December 31, 2012
Commercial real estate	1	$1,261	$-	$1,261
Construction and land development	1	2,069	-	2,069
Commercial and industrial	1	2,248	-	2,248
Owner occupied real estate	1	1,933	-	1,933
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,511	$-	$7,511

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications that were considered TDRs during the three and six months ended June 30, 2013 and 2012.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  There were no TDRs that subsequently defaulted during the six month period ended June 30, 2013 nor the twelve month period ended December 31, 2012.

Note 7:  Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

June 30, 2013

Collateralized mortgage obligations	$104,768	$-	$104,768	$-
Mortgage-backed securities	18,305	-	18,305	-
Municipal securities	5,360	-	5,360	-
Corporate bonds	32,976	-	29,970	3,006
Asset-backed securities	19,684	-	19,684	-
Trust Preferred Securities	3,162	-	-	3,162
Other securities	116	-	116	-
Securities Available for Sale	$184,371	$-	$178,203	$6,168

December 31, 2012

Collateralized mortgage obligations	$99,783	$-	$99,783	$-
Mortgage-backed securities	21,640	-	21,640	-
Municipal securities	12,101	-	12,101	-
Corporate bonds	32,685	-	29,678	3,007
Asset-backed securities	19,729	-	19,729	-
Trust Preferred Securities	3,187	-	-	3,187
Other securities	134	-	134	-
Securities Available for Sale	$189,259	$-	$183,065	$6,194

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, April 1st	$3,238	$3,007	$3,399	$3,007
Unrealized losses	(65)	(1)	(117)	-
Paydowns	(11)	-	(93)	-
Impairment charges on Level 3	-	-	(14)	-
Balance, June 30th	$3,162	$3,006	$3,175	$3,007

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$3,187	$3,007	$3,410	$3,004
Unrealized gains (losses)	(7)	(1)	(111)	3
Paydowns	(18)	-	(93)	-
Impairment charges on Level 3	-	-	(31)	-
Balance, June 30th	$3,162	$3,006	$3,175	$3,007

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2013:
Impaired loans	$14,615	$-	$-	$14,615
Other real estate owned	3,348	-	-	3,348
SBA servicing assets	2,904	-	-	2,904

December 31, 2012:
Impaired loans	$19,876	$-	$-	$19,876
Other real estate owned	3,642	-	-	3,642
SBA servicing assets	2,340	-	-	2,340

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements June 30, 2013
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired loans	$14,615	Fair Value of Collateral (1)	Appraised Value (2)	0% - 43% (17%) (4)

Other real estate owned	$3,348	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	8% - 14% (9%) (4)
SBA Servicing Assets	$2,904	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Beginning balance	$2,491	$1,351	$2,340	$1,102
Additions	482	237	628	478
Fair value adjustments	(69)	42	(64)	50
Ending balance	$2,904	$1,630	$2,904	$1,630

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of June 30, 2013 and December 31, 2012. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Also included in Level 3 investment securities classified as available for sale is a single-issuer corporate bond since the bond is not actively traded.  Impairment would depend on the repayment ability of the underlying issuer, which is assessed through a detailed quarterly review of the issuer’s financial statements.  The issuer is a “well capitalized” financial institution as defined by federal banking regulations and has demonstrated the ability to raise additional capital, when necessary, through the public capital markets.  The fair value of this corporate bond is estimated by obtaining a price of a comparable floating rate debt instrument through Bloomberg.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At June 30, 2013 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At June 30, 2013 and December 31, 2012, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	June 30, 2013	December 31, 2012

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$2,904	$2,340

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.1 years	21.4 years

Prepayment Speed	6.49%	6.59%
Effect on fair value of a 10% increase	$(68)	$(55)
Effect on fair value of a 20% increase	(132)	(107)

Weighted Average Discount Rate	13.42%	14.23%
Effect on fair value of a 10% increase	$(132)	$(115)
Effect on fair value of a 20% increase	(255)	(222)

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$56,784	$56,784	$56,784	$-	$-
Investment securities available for sale	184,371	184,371	-	178,203	6,168
Investment securities held to maturity	68	69	-	69	-
Restricted stock	2,326	2,326	-	2,326	-
Loans held for sale	282	282	-	-	282
Loans receivable, net	628,401	620,770	-	-	620,770
SBA servicing assets	2,904	2,904	-	-	2,904
Accrued interest receivable	2,969	2,969	-	2,969	-

Financial liabilities:
Deposits
Demand, savings and money market	$732,642	$732,642	$-	$732,642	$-
Time	88,210	88,699	-	88,699	-
Subordinated debt	22,476	17,663	-	-	17,663
Accrued interest payable	522	522	-	522	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,004	$128,004	$128,004	$-	$-
Investment securities available for sale	189,259	189,259	-	183,065	6,194
Investment securities held to maturity	67	69	-	69	-
Restricted stock	3,816	3,816	-	3,816	-
Loans held for sale	82	82	-	-	82
Loans receivable, net	608,359	603,237	-	-	603,237
SBA servicing assets	2,340	2,340	-	-	2,340
Accrued interest receivable	3,128	3,128	-	3,128	-

Financial liabilities:
Deposits
Demand, savings and money market	$765,967	$765,967	$-	$765,967	$-
Time	123,234	124,044	-	124,044	-
Subordinated debt	22,476	20,187	-	-	20,187
Accrued interest payable	301	301	-	301	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In June 2012, the federal bank regulatory agencies issued a series of proposed revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  In July 2013, the federal bank regulatory agencies adopted final rules, which differ in certain respects from the June 2012 proposals.

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements are effective on January 1, 2015.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the June 2012 proposals:  (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Financial Condition

Assets

Total assets decreased by $69.0 million, or 7.0%, to $919.7 million at June 30, 2013, compared to $988.7 million at December 31, 2012, mainly due to decreases in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $71.2 million, to $56.8 million at June 30, 2013, from $128.0 million at December 31, 2012.  This decrease was primarily caused by a $68.3 million decrease in deposit balances during the first six months of 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $282,000 at June 30, 2013 as compared to $82,000 at December 31, 2012.  Loans held for sale, as a percentage of total Company assets, were less than 1% at June 30, 2013.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $14.8 million at June 30, 2013.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $19.8 million, or 3.2%, to $637.7 million at June 30, 2013, compared to $617.9 million at December 31, 2012, driven by an increase in loan demand resulting in higher originations during the first six months of 2013.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), corporate bonds, municipal securities, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $184.4 million at June 30, 2013, compared to $189.3 million at December 31, 2012.  The decrease was primarily due to proceeds from the sales and maturities of securities totaling $26.3 million partially offset by purchase of investment securities considered available for sale totaling $25.3 million during the first six months of 2013.  At June 30, 2013, the portfolio had a net unrealized loss of $2.6 million compared to a net unrealized gain of $1.6 million at December 31, 2012.  The change in value of the investment portfolio, from an unrealized gain to an unrealized loss, was driven by an increase in market interest rates and widening asset spreads during the second quarter of 2013.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At June 30, 2013 and December 31, 2012, securities held to maturity totaled $68,000 and $67,000, respectively. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of June 30, 2013 and December 31, 2012.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  During the first and second quarter of 2013, FHLB repurchased 41% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding. Decisions regarding any future repurchases of restricted stock by the FHLB of Pittsburgh will be made on a quarterly basis.  The FHLB also issued a dividend payment during the first and second quarter of 2013.

At June 30, 2013 and December 31, 2012, the investment in FHLB of Pittsburgh capital stock totaled $2.2 million and $3.7 million, respectively.  At both June 30, 2013 and December 31, 2012, ACBB capital stock totaled $143,000.

Bank Owned Life Insurance

At June 30, 2013, the value of the insurance was $0, compared to $10.5 million at December 31, 2012.  The decrease was due to surrender proceeds of $10.5 million received in the second quarter of 2013.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $68.3 million, or 7.7%, to $820.9 million at June 30, 2013 from $889.2 million at December 31, 2012.  The decrease was primarily the result of reductions in certificates of deposit of $35.0 million and money market accounts of $31.8 million. The decrease in money market accounts was primarily driven by the timing of cash flow requirements for certain large deposit relationships during the first six months of 2013. The decrease in certificates of deposit was the result of maturities of internet-based certificates of deposit which the Company considers non-core deposits and intentionally decided not to renew.

Shareholders’ Equity

Total shareholders’ equity decreased $534,000 to $69.4 million at June 30, 2013, compared to $69.9 million at December 31, 2012, primarily due to accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio partially offset by net income recognized during the first six months of 2013.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $1.7 million at June 30, 2013 compared to accumulated other comprehensive income of $1.0 million at December 31, 2012 was primarily driven by an increase in market interest rates and widening asset spreads during the period.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The Company reported net income of $1.0 million, or $0.04 per share, for the three months ended June 30, 2013, compared to net income of $1.0 million, or $0.04 per share, for the three months ended June 30, 2012.

Net interest income for the three month period ended June 30, 2013 was $8.1 million compared to $8.0 million for the three months ended June 30, 2012.  Interest income decreased $434,000 for the three months ended June 30, 2013 compared to June 30, 2012. Interest expense decreased $507,000, or 31.2%, to $1.1 million for the three months ended June 30, 2013 compared to $1.6 million for the three months ended June 30, 2012. This decrease was primarily due to a 21 basis point decrease in the rate on average deposits outstanding to 0.41%.

Non-interest income increased by $371,000 to $2.9 million during the three months ended June 30, 2013 compared to $2.5 million during the three months ended June 30, 2012.  The Company recognized $2.1 million in gains on the sale of SBA loans for the three months ended June 30, 2013 compared to $1.1 million for the three months ended June 30, 2012 as a result of higher SBA loan originations during the current period.  These were partially offset by gains on the sale of investment securities totaling $774,000 recognized during the prior year quarter.

Non-interest expenses increased $46,000 to $9.1 million during the three months ended June 30, 2013 compared to $9.0 million during the three months ended June 30, 2012.  An increase in salaries and benefits of $540,000 driven primarily by annual merit increases was offset by a decrease of $395,000 in legal fees as a result of lower costs related to the resolution of troubled loans.

Return on average assets and average equity was 0.44% and 5.77%, respectively, during the three months ended June 30, 2013 compared to 0.42% and 6.06%, respectively, for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 compared to June 30, 2012

The Company reported net income of $2.0 million, or $0.08 per share, for the six months ended June 30, 2013 compared to net income of $2.3 million, or $0.09 per share, for the six months ended June 30, 2012.  The decrease in net income was primarily driven by an increase in the required provision for loan losses.  The Company recorded a provision in the amount of $925,000 for the six months ended June 30, 2013 compared to a negative (credit) provision of $250,000 during the six months ended June 30, 2012.  The negative provision recorded for the six months ended June 30, 2012 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment due to a change in the analysis of historical losses.

Net interest income for the six months ended June 30, 2013 increased $250,000 to $16.0 million as compared to $15.7 million for the six months ended June 30, 2012.  Interest income decreased $903,000, or 4.7%, due to decreases in yields on loans and investment securities and interest expense decreased $1.2 million, or 32.7%, primarily due to a 23 basis point decrease in the rate on average deposits outstanding.

Non-interest income increased $968,000 to $5.1 million during the six months ended June 30, 2013 as compared to $4.1 million during the six months ended June 30, 2012 primarily due to an increase in gains recognized on the sale of SBA loans and increases in loan advisory and servicing fees during the six months ended June 30, 2013.

Non-interest expenses increased $340,000 to $18.2 million during the six months ended June 30, 2013 as compared to $17.8 million during the six months ended June 30, 2012.  Return on average assets and average equity from continuing operations were 0.43% and 5.77%, respectively, during the six months ended June 30, 2013 compared to 0.48% and 7.04%, respectively, for the six months ended June 30, 2012.

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

Average Balances and Net Interest Income

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$62,419	$44	0.28%	$119,275	$84	0.28%
Investment securities and restricted stock	182,025	1,117	2.45%	185,091	1,449	3.13%
Loans receivable	633,547	8,128	5.15%	606,617	8,215	5.45%
Total interest-earning assets	877,991	9,289	4.24%	910,983	9,748	4.30%
Other assets	50,912			56,084
Total assets	$928,903			$967,067

Interest-earning liabilities:
Demand – non-interest bearing	$141,390			$125,528
Demand – interest bearing	180,824	207	0.46%	126,025	185	0.59%
Money market & savings	417,567	428	0.41%	461,622	722	0.63%
Time deposits	88,994	204	0.92%	157,013	433	1.11%
Total deposits	828,775	839	0.41%	870,188	1,340	0.62%
Total interest-bearing deposits	687,385	839	0.49%	744,660	1,340	0.72%
Other borrowings	22,476	278	4.96%	22,526	284	5.07%
Total interest-bearing liabilities	709,861	1,117	0.63%	767,186	1,624	0.85%
Total deposits and other borrowings	851,251	1,117	0.53%	892,714	1,624	0.73%
Non interest-bearing other liabilities	7,379			7,506
Shareholders’ equity	70,273			66,847
Total liabilities and shareholders’ equity	$928,903			$967,067
Net interest income (2)		$8,172			$8,124
Net interest spread			3.61%			3.45%
Net interest margin (2)			3.73%			3.59%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $74 and $99 for the three months ended June 30, 2013 and 2012, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$74,485	103	0.28%	$140,689	$185	0.25%
Investment securities and restricted stock	182,702	2,276	2.49%	181,871	2,896	3.18%
Loans receivable	627,628	16,105	5.17%	599,722	16,342	5.48%
Total interest-earning assets	884,815	18,484	4.21%	922,282	19,423	4.24%
Other assets	55,299			55,626
Total assets	$940,114			$977,908

Interest-earning liabilities:
Demand – non-interest bearing	$142,710			$135,191
Demand – interest bearing	175,873	402	0.46%	121,910	356	0.59%
Money market & savings	420,152	930	0.45%	445,364	1,585	0.72%
Time deposits	101,455	483	0.96%	178,268	1,014	1.14%
Total deposits	840,190	1,815	0.44%	880,733	2,955	0.67%
Total interest-bearing deposits	697,480	1,815	0.52%	745,542	2,955	0.80%
Other borrowings	22,476	556	4.99%	22,550	569	5.07%
Total interest-bearing liabilities	719,956	2,371	0.66%	768,092	3,524	0.92%
Total deposits and other borrowings	862,666	2,371	0.55%	903,283	3,524	0.78%
Non interest-bearing other liabilities	7,424			8,554
Shareholders’ equity	70,024			66,071
Total liabilities and shareholders’ equity	$940,114			$977,908
Net interest income (2)		$16,113			$15,899
Net interest spread			3.55%			3.32%
Net interest margin (2)			3.67%			3.47%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $162 and $198 for the six months ended June 30, 2013 and 2012, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended June 30, 2013 vs. 2012			For the six months ended June 30, 2013 vs. 2012
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(41)	$1	$(40)	$(92)	$10	$(82)
Securities	(20)	(312)	(332)	10	(630)	(620)
Loans	329	(416)	(87)	664	(901)	(237)
Total interest-earning assets	268	(727)	(459)	582	(1,521)	(939)

Interest expense:
Deposits
Interest-bearing demand deposits	63	(41)	22	123	(77)	46
Money market and savings	(44)	(250)	(294)	(50)	(605)	(655)
Time deposits	(157)	(72)	(229)	(366)	(165)	(531)
Total deposit interest expense	(138)	(363)	(501)	(293)	(847)	(1,140)
Other borrowings	-	(6)	(6)	-	(13)	(13)
Total interest expense	(138)	(369)	(507)	(293)	(860)	(1,153)
Net interest income	$406	$(358)	$48	$875	$(661)	$214

Net Interest Income

The Company’s total tax equivalent interest income decreased $459,000, or 4.7%, to $9.3 million for the three months ended June 30, 2013 compared to $9.7 million for the three months ended June 30, 2012.  A $26.9 million increase in average loans receivable was offset by a 30 basis point decrease in loan yields and a 68 basis point decrease in investment securities yields for the three months ended June 30, 2013 as compared to June 30, 2012. For the six months ended June 30, 2013, total tax equivalent interest income decreased $939,000, or 4.8%, to $18.5 million compared to the six months ended June 30, 2012.  The increase in average loans receivable of $27.9 million was offset by a 31 basis point decrease in loan yields and a 69 basis point decrease in investment securities yields for the six months ended June 30, 2013 as compared to June 30, 2012.

The Company’s total interest expense decreased $507,000, or 31.2%, to $1.1 million for the three months ended June 30, 2013 compared to $1.6 million for the three months ended June 30, 2012, as the Company continues to lower the rates paid on interest bearing deposit accounts.  Total interest expense for the six months ended June 30, 2013 decreased $1.2 million, or 32.7%, to $2.4 million as compared to $3.5 million for the six months ended June 30, 2012.  Average deposit balances decreased $41.4 million and $40.5 million for the three and six months ended June 30, 2013 respectively, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits and has enabled the Company to reduce its dependence on wholesale funding sources like higher cost internet-based certificates of deposit.  The average rate paid on interest-bearing deposits decreased 23 basis points to 0.49%, and 28 basis points to 0.52%, for the three and six months ended June 30, 2013, respectively, compared to 0.72% and 0.80% for the same prior year periods. Average time deposit balances declined $68.0 million and $76.8 million for the three and six months ended June 30, 2013, respectively, primarily as a result of the intentional effort to reduce balances of non-core, internet-based CDs.  The maturity and rollover of higher cost core customer time deposits resulted in the decrease in the average rate paid on time deposits of 19 basis points to 0.92%, and 18 basis points to 0.96% for the three and six months ended June 30, 2013 as compared to the same prior year periods.  Accordingly, rates on total interest-bearing liabilities decreased 22 and 26 basis points during the three and six months ended June 30, 2013, respectively.

The tax equivalent net interest margin increased 14 basis points to 3.73% for the three months ended June 30, 2013, compared to 3.59% for the three months ended June 30, 2012 and the Company’s tax equivalent net interest income increased $48,000, or 0.6%, to $8.2 million for the three months ended June 30, 2013 as compared to $8.1 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, the tax equivalent net interest margin increased 20 basis points to 3.67%, compared to 3.47% for the six months ended June 30, 2012 and the Company’s tax equivalent net interest income increased $214,000, or 1.3%, to $16.1 million for the six months ended June 30, 2013 as compared $15.9 million for the six months ended June 30, 2012.

Provision for Loan Losses

The Company recorded a $925,000 provision for loan losses for the three months ended June 30, 2013 compared to a $500,000 provision for the three months ended June 30, 2012.  The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  A provision of $925,000 was recorded for the six months ended June 30, 2013 as compared to a negative (credit) provision for loan losses in the amount of $250,000 for the six months ended June 30, 2012.  The negative provision recorded during the first six months of 2012 was mainly attributable to improvement in credit quality in the loan portfolio, along with a reduction in the general reserve component of the allowance for loan losses caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Non-Interest Income

Total non-interest income increased $371,000 to $2.9 million for the three months ended June 30, 2013, compared to $2.5 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, total non-interest income increased $968,000 to $5.1 million as compared to $4.1 million for the six months ended June 30, 2012.  The increases were primarily due to gains recognized on the sale of SBA loans for both the three and six months ended June 30, 2012.

Non-Interest Expenses

Total non-interest expenses increased $46,000 to $9.1 million for the three months ended June 30, 2013 as compared to $9.0 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, total non-interest expenses increased $340,000 to $18.2 million, compared to $17.8 million for the six months ended June 30, 2012.  For the six months ended June 30, 2013, other real estate owned expenses have increased $824,000 due primarily to a writedown on a single property recorded in the current year and salaries and employee benefits which have increased  by $693,000 primarily driven by annual merit increases and higher incentive payouts made to the SBA lending team.  These unfavorable variances were partially offset by a decrease in legal expenses of $920,000 due to reduced costs associated with loan workouts and other corporate matters.

Benefit for Income Taxes

The Company recorded a benefit for income taxes of $24,000 for the three months ended June 30, 2013, compared to a $7,000 provision for the three months ended June 30, 2012.  For the six months ended June 30, 2013, the Company recorded a benefit of $50,000 compared to a benefit of $62,000 for the six months ended June 30, 2012.  The $50,000 benefit recorded during the first six months of 2013 was the net result of a tax provision in the amount of $560,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $610,000.  The effective tax rates for the three-month periods ended June 30, 2013 and 2012 were 29% and 29%, respectively, and for the six month period ended June 30, 2013 and 2012 were 29% and 29%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of June 30, 2013 and December 31, 2012.

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

The Company did assess tax planning strategies as defined under ASC 740-10-30 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes on future fixed asset purchases. The Company believes that these tax planning strategies are (a) prudent and feasible, (b) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $16.3 million as of June 30, 2013 and $17.5 million as of December 31, 2012.  The tax planning strategies assessed resulted in the projected realization of approximately $3.0 million in tax assets which can be considered more likely than not to be realized as of June 30, 2013 and $3.6 million as of December 31, 2012. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $13.3 million as of June 30, 2013 and $13.9 million as of December 31, 2012.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  As the Company continues to record consecutive quarters of profitable results, projections of future taxable income become more reliable and can again be used as a factor in assessing the ability to fully realize the deferred tax asset.

Including the quarter ended June 30, 2013, the Company has reported six consecutive quarters of profitable results. Additional positive evidence assessed by management includes the Company’s significantly improved risk profile, continued improvement in asset quality, sufficient liquidity, and strong capital ratios.

When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income. If the Company continues to experience sustained profitability and can project with reasonable certainty a continuation of profitability into 2014 and beyond it is reasonably possible that this adjustment could be made prior to the year ending December 31, 2013.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $96.5 million and $99.7 million, and standby letters of credit of approximately $3.0 million and $4.3 million, at June 30, 2013 and December 31, 2012, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $96.5 million of commitments to extend credit at June 30, 2013 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of June 30, 2013, and December 31, 2012 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2013:
Total risk based capital
Republic	$98,357	12.90%	$60,983	8.00%	$76,228	10.00%
Company	98,899	12.95%	61,091	8.00%	-	-%
Tier one risk based capital
Republic	89,025	11.68%	30,491	4.00%	45,737	6.00%
Company	89,567	11.73%	30,546	4.00%	-	-%
Tier one leveraged capital
Republic	89,025	9.63%	36,974	4.00%	46,218	5.00%
Company	89,567	9.68%	37,025	4.00%	-	-%

At December 31, 2012:
Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-%
Tier one leveraged capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-%
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-%

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $56.8 million at June 30, 2013, compared to $128.0 million at December 31, 2012.  Loan maturities and repayments are another source of asset liquidity. At June 30, 2013, Republic estimated that more than $35.0 million of loans would mature or repay in the six-month period ending December 31, 2013. Additionally, the majority of its investment securities are available to satisfy liquidity requirements if necessary.  At June 30, 2013, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $99.5 million. Certificates of deposit scheduled to mature in one year totaled $62.8 million at June 30, 2013. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $299.2 million as of June 30, 2013.  As of June 30, 2013 and December 31, 2012, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both June 30, 2013 and December 31, 2012.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both June 30, 2013 and December 31, 2012.

Investment Securities Portfolio

At June 30, 2013, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $184.4 million and $189.3 million as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013 and December 31, 2012, the portfolio had net unrealized losses of $2.6 million and net unrealized gains of $1.6 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.8 million at June 30, 2013.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012
Loans accruing, but past due 90 days or more	$-	$202
Non-accrual loans	13,340	15,846
Total non-performing loans(1)	13,340	16,048
Other real estate owned	6,584	8,912
Total non-performing assets(1)	$19,924	$24,960

Non-performing loans as a percentage of total loans, net of unearned income(1)	2.09%	2.60%
Non-performing assets as a percentage of total assets	2.17%	2.52%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-accrual loans decreased $2.5 million to $13.3 million at June 30, 2013, from $15.8 million at December 31, 2012. This decrease was primarily the result of payoffs in the amount of $1.7 million and charge-offs of $1.2 million during the first six months of 2013. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At June 30, 2013 and December 31, 2012, all identified impaired loans are included in the preceding table, or are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $5.5 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively; (ii) 60 to 89 days past due, at June 30, 2013 and December 31, 2012, in the aggregate principal amount of $12.8 and $27.8 million, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $2.3 million to $6.6 million at June 30, 2013 from $8.9 million at December 31, 2012 primarily due to the sale of one foreclosed property and writedowns on two foreclosed properties during the first six months of 2013.

  The following table presents a reconciliation of other real estate owned for the six months ended June 30, 2013 and the year ended December 31, 2012:

(dollars in thousands)	June 30,2013	December 31, 2012
Beginning Balance, January 1st	$8,912	$6,479
Additions	246	2,907
Valuation adjustments	(821)	(140)
Dispositions	(1,753)	(334)
Ending Balance	$6,584	$8,912

At June 30, 2013, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the six months ended June 30, 2013 and 2012, and the twelve months ended December 31, 2012 is as follows:

(dollars in thousands)	For the six months ended June 30, 2013	For the twelve months ended December 31, 2012	For the six months ended June 30, 2012

Balance at beginning of period	$9,542	$12,050	$12,050
Charge-offs:
Commercial real estate	409	1,582	766
Construction and land development	55	1,004	921
Commercial and industrial	361	1,304	760
Owner occupied real estate	319	-	-
Consumer and other	75	102	101
Residential mortgage	-	-	-
Total charge-offs	1,219	3,992	2,548
Recoveries:
Commercial real estate	54	-	-
Construction and land development	-	105	105
Commercial and industrial	5	-	-
Owner occupied real estate	-	-	-
Consumer and other	25	29	28
Residential mortgage	-	-	-
Total recoveries	84	134	133
Net charge-offs	1,135	3,858	2,415
Provision (credit) for loan losses	925	1,350	(250)
Balance at end of period	$9,332	$9,542	$9,385

Average loans outstanding(1)	$627,628	$609,943	$599,722
As a percent of average loans:(1)
Net charge-offs (annualized)	0.36%	0.63%	0.81%
Provision (credit) for loan losses (annualized)	0.29%	0.22%	(0.08)%
Allowance for loan losses	1.49%	1.56%	1.56%
Allowance for loan losses to:
Total loans, net of unearned income	1.46%	1.54%	1.55%
Total non-performing loans	69.96%	59.46%	86.16%

(1)	Includes non-accruing loans.

The Company recorded a provision for loan losses of $925,000 during the six month period ended June 30, 2013 compared to a negative (credit) provision for loan losses of $250,000 for the six month period ended June 30, 2012. During the first six months of 2013, increases in allowances required for loans individually evaluated for impairment were primarily the result of changes in estimated collateral values driven by updated appraisals received during the period. The negative provision recorded in the first six months of 2012 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment due to a change in the analysis of historical losses as described previously.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 69.96% at June 30, 2013, compared to 59.46% at December 31, 2012 and 86.16% at June 30, 2012. Total non-performing loans were $13.3 million, $16.0 million and $10.9 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $1.1 million during the six month period ended June 30, 2013, compared to $2.4 million during the six month period ended June 30, 2012.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $12.3 million at June 30, 2013 compared to $11.3 million at December 31, 2012. The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the six month period ended June 30, 2013, there were no changes made to this policy.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended June 30, 2013.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarter ended March 31, 2013.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii)  Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013  and 2012, and (vi) Notes to Consolidated Financial Statements.
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

REPUBLIC FIRST BANCORP, INC.

Date: August 12, 2013	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 12, 2013	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)