Form 10-Q
period 2013-09-30
REPUBLIC FIRST BANCORP INC
filed 2013-11-12
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of November 11, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Dollars in thousands, except per share data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$11,468	$9,097
Interest bearing deposits with banks	31,498	118,907
Federal funds sold	1,339	-
Cash and cash equivalents	44,305	128,004

Investment securities available for sale, at fair value	199,722	189,259
Investment securities held to maturity, at amortized cost (fair value of $69 and $69, respectively)	69	67
Restricted stock, at cost	1,570	3,816
Loans held for sale	7,130	82
Loans receivable (net of allowance for loan losses of $8,704 and $9,542, respectively)	641,533	608,359
Premises and equipment, net	21,181	21,976
Other real estate owned, net	5,951	8,912
Accrued interest receivable	2,920	3,128
Bank owned life insurance	-	10,490
Other assets	18,487	14,565
Total Assets	$942,868	$988,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$159,384	$145,407
Demand – interest bearing	188,572	180,440
Money market and savings	413,970	440,120
Time deposits	83,577	123,234
Total Deposits	845,503	889,201
Accrued interest payable	309	301
Other liabilities	7,493	6,778
Subordinated debt	22,476	22,476
Total Liabilities	875,781	918,756

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	106,990	106,753
Accumulated deficit	(34,447)	(34,228)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan (112,542 shares)	(809)	(809)
Accumulated other comprehensive income (loss)	(1,813)	1,020
Total Shareholders’ Equity	67,087	69,902
Total Liabilities and Shareholders’ Equity	$942,868	$988,658

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands, except per share data)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on taxable loans	$8,060	$8,131	$23,888	$24,265
Interest and fees on tax-exempt loans	86	63	266	198
Interest and dividends on taxable investment securities	1,097	1,246	3,187	3,784
Interest and dividends on tax-exempt investment securities	56	118	177	351
Interest on federal funds sold and other interest-earning assets	40	54	143	239
Total interest income	9,339	9,612	27,661	28,837
Interest expense:
Demand- interest bearing	213	211	615	567
Money market and savings	425	572	1,355	2,157
Time deposits	197	370	680	1,384
Other borrowings	278	283	834	852
Total interest expense	1,113	1,436	3,484	4,960
Net interest income	8,226	8,176	24,177	23,877
Provision for loan losses	250	850	1,175	600
Net interest income after provision for loan losses	7,976	7,326	23,002	23,277
Non-interest income:
Loan advisory and servicing fees	446	333	1,220	873
Gain on sales of SBA loans	1,106	1,141	3,863	3,337
Service fees on deposit accounts	270	234	769	670
Legal settlements	-	50	238	155
Gain on sale of investment securities	-	-	703	774
Other-than-temporary impairment losses	-	-	-	(33)
Portion recognized in other comprehensive income (before taxes)	-	-	-	2
Net impairment loss on investment securities	-	-	-	(31)
Bank owned life insurance income	-	20	13	55
Other non-interest income	70	53	199	143
Total non-interest income	1,892	1,831	7,005	5,976
Non-interest expenses:
Salaries and employee benefits	4,486	4,008	13,276	12,105
Occupancy	941	875	2,661	2,591
Depreciation and amortization	671	492	1,626	1,516
Legal	544	547	1,411	2,334
Other real estate owned	745	287	1,771	489
Advertising	103	57	321	207
Data processing	299	288	715	863
Insurance	155	183	466	493
Professional fees	358	326	1,040	917
Regulatory assessments and costs	327	343	912	1,032
Taxes, other	63	181	566	718
Legal settlement	1,875	-	1,875	-
Other operating expenses	1,541	1,200	3,654	3,368
Total non-interest expense	12,108	8,787	30,294	26,633
Income (loss) before benefit for income taxes	(2,240)	370	(287)	2,620
Benefit for income taxes	(18)	(28)	(68)	(90)
Net income (loss)	$(2,222)	$398	$(219)	$2,710
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.01)	$0.10
Diluted	$(0.09)	$0.02	$(0.01)	$0.10

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(2,222)	$398	$(219)	$2,710

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(220), $1,854, $(3,717), and $2,459, respectively)	(141)	1,188	(2,383)	1,576
Reclassification adjustment for securities gains (pre-tax $-, $-, $703, and $774, respectively)	-	-	(450)	(503)
Reclassification adjustment for impairment charge (pre-tax $-, $-, $-, and $31, respectively)	-	-	-	20

Total other comprehensive income (loss)	(141)	1,188	(2,833)	1,093

Total comprehensive income (loss)	$(2,363)	$1,586	$(3,052)	$3,803

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(219)	$2,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,175	600
(Gain) loss on sale of other real estate owned	(229)	10
Write down of other real estate owned	1,442	130
Depreciation and amortization	1,626	1,516
Stock based compensation	237	290
Gain on sale of investment securities	(703)	(774)
Impairment charges on investment securities	-	31
Amortization of premiums on investment securities	613	269
Proceeds from sales of SBA loans originated for sale	39,519	35,358
SBA loans originated for sale	(42,704)	(32,185)
Gains on sales of SBA loans originated for sale	(3,863)	(3,337)
Increase in value of bank owned life insurance	(13)	(55)
Increase in accrued interest receivable and other assets	(2,129)	(249)
Increase (decrease) in accrued interest payable and other liabilities	723	(38)
Net cash provided by (used in) operating activities	(4,525)	4,276

Cash flows from investing activities
Purchase of investment securities available for sale	(50,054)	(60,910)
Proceeds from the sale of securities available for sale	7,946	22,590
Proceeds from the maturity or call of securities available for sale	27,315	22,274
Proceeds from the maturity or call of securities held to maturity	-	74
Proceeds from redemption of FHLB stock	2,246	952
Net increase in loans	(34,595)	(37,845)
Net proceeds from sale of other real estate owned	1,994	334
Surrender proceeds on bank owned life insurance	10,503	-
Premises and equipment expenditures	(831)	(424)
Net cash used in investing activities	(35,476)	(52,955)

Cash flows from financing activities
Net (decrease) increase in demand, money market and savings deposits	(4,041)	339
Net decrease in time deposits	(39,657)	(84,757)
Net cash used in financing activities	(43,698)	(84,418)

Net decrease in cash and cash equivalents	(83,699)	(133,097)
Cash and cash equivalents, beginning of year	128,004	230,955
Cash and cash equivalents, end of period	$44,305	$97,858

Supplemental disclosures:
Interest paid	$3,476	$5,363
Income taxes paid	$185	$-
Non-cash transfers from loans to other real estate owned	$246	$1,307

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net loss			(219)				(219)
Other comprehensive loss, net of tax						(2,833)	(2,833)
Stock based compensation		237					237

Balance September 30, 2013	$265	$106,990	$(34,447)	$(3,099)	$(809)	$(1,813)	$67,087

Balance January 1, 2012	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			2,710				2,710
Other comprehensive income, net of tax						1,093	1,093
Stock based compensation		290					290

Balance September 30, 2012	$265	$106,673	$(35,132)	$(3,099)	$(809)	$1,046	$68,944

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in recent years and the slow pace of recovery in the current economic environment, the Company has decided to currently exclude future taxable income from its analysis of the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense in the period and could have a significant impact on the Company’s future earnings.

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of September 30, 2013, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Any option granted vests within one to five years and has a maximum term of ten years.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2013 and 2012 are as follows:

	2013	2012
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	54.88% to 55.08%	53.12% to 54.49%
Risk-free interest rate(3)	1.28% to 2.02%	1.01% to 1.61%
Expected life(4)	7.0 years	7.0 years

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3) The risk-free interest rate is based on the seven year Treasury bond.
(4) The expected life reflects a 3 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During the nine months ended September 30, 2013 and 2012, 127,287 shares and 61,000 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At September 30, 2013, the intrinsic value of the 1,199,780 options outstanding was $562,985, while the intrinsic value of the 306,217 exercisable (vested) options was $52,294.  During the nine months ended September 30, 2013, 84,000 options were forfeited with a weighted average grant date fair value of $289,760.

Information regarding stock based compensation for the nine months ended September 30, 2013 and 2012 is set forth below:
	2013	2012
Stock based compensation expense recognized	$237,000	$290,000
Number of unvested stock options	893,563	795,600
Fair value of unvested stock options	$1,210,840	$1,426,878
Amount remaining to be recognized as expense	$597,709	$548,287

The remaining amount of $597,709 will be recognized as expense through June 2017.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three and nine months ended September 30, 2013 and 2012, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculation.

The calculation of EPS for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) - basic and diluted	$(2,222)	$398	$(219)	$2,710

Weighted average shares outstanding	25,973	25,973	25,973	25,973
Net income (loss) per share – basic	$(0.09)	$0.02	$(0.01)	$0.10

Weighted average shares outstanding (including dilutive CSEs)	25,973	25,996	25,973	25,991
Net income (loss) per share – diluted	$(0.09)	$0.02	$(0.01)	$0.10

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

Note 3:  Legal Proceedings

The Company and Republic are from time to time parties (plaintiff or defendant) to lawsuits in the normal course of business.  The Company entered into a settlement agreement during the three month period ending September 30, 2013 in connection with litigation in which it was a defendant. The settlement agreement releases the Company from all claims and actions related to the matter.

Any litigation involves an element of uncertainty.  After reviewing pending actions with its legal counsel, management is of the opinion that the liability of the Company and Republic, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company and Republic.

Note 4:  Segment Reporting

       The Company has one reportable segment: community banking. The community bank segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at September 30, 2013 and December 31, 2012 is as follows:

	At September 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$122,657	$521	$(2,760)	$120,418
Mortgage-backed securities	15,007	634	(55)	15,586
Municipal securities	8,004	97	(99)	8,002
Corporate bonds	32,188	805	-	32,993
Asset-backed securities	19,234	324	-	19,558
Trust preferred securities	5,345	-	(2,297)	3,048
Other securities	115	2	-	117
Total securities available for sale	$202,550	$2,383	$(5,211)	$199,722

U.S. Government agencies	$1	$-	$-	$1
Other securities	68	-	-	68
Total securities held to maturity	$69	$-	$-	$69

	At December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Collateralized mortgage obligations	$97,959	$1,830	$(6)	$99,783
Mortgage-backed securities	20,626	1,014	-	21,640
Municipal securities	11,150	967	(16)	12,101
Corporate bonds	32,231	639	(185)	32,685
Asset-backed securities	19,785	135	(191)	19,729
Trust preferred securities	5,785	-	(2,598)	3,187
Other securities	131	3	-	134
Total securities available for sale	$187,667	$4,588	$(2,996)	$189,259

U.S. Government agencies	$1	$-	$-	$1
Other securities	66	2	-	68
Total securities held to maturity	$67	$2	$-	$69

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2013 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$18,899	$19,173	$48	$48
After 1 year to 5 years	64,862	64,836	21	21
After 5 years to 10 years	110,860	107,567	-	-
After 10 years	7,929	8,146	-	-
Total	$202,550	$199,722	$69	$69

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of September 30, 2013 and December 31, 2012, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of September 30, 2013 and December 31, 2012.  In addition, the Company did not hold any private issued CMO’s as September 30, 2013 and December 31, 2012.  As of September 30, 3013 and December 31, 2012, the asset-backed securities consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  There were no impairment charges (credit losses) on trust preferred securities for the three and nine months ended September 30, 2013. Impairment charges (credit losses) on trust preferred securities for the three and nine months ended September 30, 2012 amounted to $0 and $31,000, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at September 30, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

	September 30,
(dollars in thousands)	2013	2012

Beginning Balance, January 1st	$3,959	$3,925
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	31
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, September 30th	$3,959	$3,956

The Company realized gross gains on the sale of securities of $703,000 during the nine months ended September 30, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000.  The Company realized gross gains on the sale of securities of $774,000 during the nine months ended September 30, 2012.  The related sale proceeds amounted to $22.6 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $271,000.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At September 30, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$80,855	$2,760	$-	$-	$80,855	$2,760
Mortgage-backed securities	1,160	55	-	-	1,160	55
Municipal securities	2,344	99	-	-	2,344	99
Corporate bonds	-	-	-	-	-	-
Trust preferred securities	-	-	3,048	2,297	3,048	2,297
U.S. Government Agencies	1	-	-	-	1	-
Total	$84,360	$2,914	$3,048	$2,297	$87,408	$5,211

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$9,991	$6	$-	$-	$9,991	$6
Municipal securities	1,050	16	-	-	1,050	16
Corporate bonds	-	-	9,811	185	9,811	185
Asset-backed securities	9,218	191	-	-	9,218	191
Trust preferred securities	-	-	3,187	2,598	3,187	2,598
Total	$20,259	$213	$12,998	$2,783	$33,257	$2,996

The impairment of the investment portfolio amounted to $5.2 million on securities with a total fair value of $87.4 million at September 30, 2013.  The most significant components of this impairment are related to the collateralized mortgage obligations and the trust preferred securities held in the portfolio.  The unrealized losses on the collateralized mortgage obligations are temporary in nature and are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.  The Company does currently intend to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

At September 30, 2013, the investment portfolio included twenty-three collateralized mortgage obligations with a total market value of $120.4 million.  Sixteen of these securities carried an unrealized loss at September 30, 2013.  At September 30, 2013, the investment portfolio included forty-one mortgage-backed securities with a total market value of $15.6 million.  One of these securities carried an unrealized loss at September 30, 2013.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of September 30, 2013.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about the trust preferred securities held in the portfolio as of September 30, 2013.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$40	$(9)	Caa2	6	18%	0.37%	$-
Preferred Term Securities VII	Mezzanine Notes	1,056	780	(276)	C	12	53	0.34	2,173
TPREF Funding II	Class B Notes	739	362	(377)	C	16	44	0.36	260
TPREF Funding III	Class B2 Notes	1,521	782	(739)	C	17	34	0.34	480
Trapeza CDO I, LLC	Class C1 Notes	556	271	(285)	C	9	49	0.38	470
ALESCO Preferred Funding IV	Class B1 Notes	604	361	(243)	C	38	14	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	452	(368)	C	38	24	0.36	180
Total		$5,345	$3,048	$(2,297)		136	33%		$3,959

At September 30, 2013, the investment portfolio included thirteen municipal securities with a total market value of $8.0 million.  Three of these securities carried an unrealized loss totaling $0.1 million at September 30, 2013.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.3 million.  As of September 30, 2013, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commercial real estate	$328,486	$335,561
Construction and land development	25,238	26,659
Commercial and industrial	113,302	103,768
Owner occupied real estate	150,594	126,242
Consumer and other	30,595	23,449
Residential mortgage	2,374	2,442
Total loans receivable	650,589	618,121
Deferred costs (fees)	(352)	(220)
Allowance for loan losses	(8,704)	(9,542)
Net loans receivable	$641,533	$608,359

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$10,161	$10,281	$-	$19,231	$20,000	$-
Construction and land development	1,025	4,244	-	3,153	6,312	-
Commercial and industrial	3,064	4,352	-	3,793	7,106	-
Owner occupied real estate	547	867	-	505	505	-
Consumer and other	459	711	-	912	1,146	-
Total	$15,256	$20,455	$-	$27,594	$35,069	$-

With an allowance recorded:
Commercial real estate	$606	$606	$134	$6,085	$6,085	$1,077
Construction and land development	593	3,700	217	593	3,700	70
Commercial and industrial	3,274	5,674	815	3,147	3,255	861
Owner occupied real estate	2,920	2,920	444	3,450	3,450	860
Consumer and other	203	209	9	146	155	75
Total	$7,596	$13,109	$1,619	$13,421	$16,645	$2,943

Total:
Commercial real estate	$10,767	$10,887	$134	$25,316	$26,085	$1,077
Construction and land development	1,618	7,944	217	3,746	10,012	70
Commercial and industrial	6,338	10,026	815	6,940	10,361	861
Owner occupied real estate	3,467	3,787	444	3,955	3,955	860
Consumer and other	662	920	9	1,058	1,301	75
Total	$22,852	$33,564	$1,619	$41,015	$51,714	$2,943

         The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,
	2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$12,063	$178	$15,728	$186
Construction and land development	1,421	3	4,878	27
Commercial and industrial	3,034	7	4,955	28
Owner occupied real estate	465	4	673	3
Consumer and other	538	-	898	4
Total	$17,521	$192	$27,132	$248

With an allowance recorded:
Commercial real estate	$1,925	$10	$9,256	$124
Construction and land development	545	-	923	-
Commercial and industrial	3,392	14	2,480	16
Owner occupied real estate	3,013	37	3,123	48
Consumer and other	163	-	121	-
Total	$9,038	$61	$15,903	$188

Total:
Commercial real estate	$13,988	$188	$24,984	$310
Construction and land development	1,966	3	5,801	27
Commercial and industrial	6,426	21	7,435	44
Owner occupied real estate	3,478	41	3,796	51
Consumer and other	701	-	1,019	4
Total	$26,559	$253	$43,035	$436

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $113,000 and $225,000 for the three months ended September 30, 2013 and 2012, respectively.

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$15,865	$599	$14,786	$556
Construction and land development	2,217	32	4,946	86
Commercial and industrial	2,968	18	4,509	106
Owner occupied real estate	299	4	1,013	30
Consumer and other	700	1	866	8
Total	$22,049	$654	$26,120	$786

With an allowance recorded:
Commercial real estate	$4,565	$71	$7,488	$259
Construction and land development	445	-	1,305	-
Commercial and industrial	3,628	42	3,454	35
Owner occupied real estate	3,201	110	2,315	96
Consumer and other	87	-	73	-
Total	$11,926	$223	$14,635	$390

Total:
Commercial real estate	$20,430	$670	$22,274	$815
Construction and land development	2,662	32	6,251	86
Commercial and industrial	6,596	60	7,963	141
Owner occupied real estate	3,500	114	3,328	126
Consumer and other	787	1	939	8
Total	$33,975	$877	$40,755	$1,176

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $480,000 and $545,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three and nine months ended September 30, 2013 and September 30, 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended September 30, 2013
Allowance for loan losses:

Beginning balance:	$3,581	$2,502	$1,997	$986	$191	$14	$61	$9,332
Charge-offs	(882)	(5)	-	(2)	-	-	-	(889)
Recoveries	-	-	10	-	1	-	-	11
Provisions (credits)	41	(473)	(174)	(17)	20	-	853	250
Ending balance	$2,740	$2,024	$1,833	$967	$212	$14	$914	$8,704

Three months ended September 30, 2012
Allowance for loan losses:

Beginning balance:	$3,961	$1,416	$1,816	$1,626	$134	$16	$416	$9,385
Charge-offs	(133)	-	(303)	-	(1)	-	-	(437)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	794	(173)	37	335	55	2	(200)	850
Ending balance	$4,622	$1,243	$1,550	$1,961	$188	$18	$216	$9,798

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Nine months ended September 30, 2013
Allowance for loan losses:

Beginning balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(1,291)	(60)	(361)	(321)	(75)	-	-	(2,108)
Recoveries	54	-	15	-	26	-	-	95
Provisions (credits)	(2)	811	299	(679)	27	(3)	722	1,175
Ending balance	$2,740	$2,024	$1,833	$967	$212	$14	$914	$8,704

Nine months ended September 30, 2012
Allowance for loan losses:

Beginning Balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(899)	(921)	(1,063)	-	(102)	-	-	(2,985)
Recoveries	-	105	-	-	28	-	-	133
Provisions (credits)	(1,851)	1,501	685	(2)	149	(5)	123	600
Ending balance	$4,622	$1,243	$1,550	$1,961	$188	$18	$216	$9,798

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

September 30, 2013

Allowance for loan losses:
Individually evaluated for impairment	$134	$217	$815	$444	$9	$-	$-	$1,619
Collectively evaluated for impairment	2,606	1,807	1,018	523	203	14	914	7,085
Total allowance for loan losses	$2,740	$2,024	$1,833	$967	$212	$14	$914	$8,704

Loans receivable:
Loans evaluated individually	$10,767	$1,618	$6,338	$3,467	$662	$-	$-	$22,852
Loans evaluated collectively	317,719	23,620	106,964	147,127	29,933	2,374	-	627,737
Total loans receivable	$328,486	$25,238	$113,302	$150,594	$30,595	$2,374	$-	$650,589

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2012

Allowance for loan losses:
Individually evaluated for impairment	$1,077	$70	$861	$860	$75	$-	$-	$2,943
Collectively evaluated for impairment	2,902	1,203	1,019	1,107	159	17	192	6,599
Total allowance for loan losses	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Loans receivable:
Loans evaluated individually	$25,316	$3,746	$6,940	$3,955	$1,058	$-	$-	$41,015
Loans evaluated collectively	310,245	22,913	96,828	122,287	22,391	2,442	-	577,106
Total loans receivable	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$-	$618,121

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At September 30, 2013
Commercial real estate	$-	$3,463	$987	$4,450	$324,036	$328,486	$-
Construction and land development	-	-	1,618	1,618	23,620	25,238	-
Commercial and industrial	-	2,978	4,023	7,001	106,301	113,302	-
Owner occupied real estate	340	960	205	1,505	149,089	150,594	-
Consumer and other	40	-	662	702	29,893	30,595	-
Residential mortgage	-	-	-	-	2,374	2,374	-
Total	$380	$7,401	$7,495	$15,276	$635,313	$650,589	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2012
Commercial real estate	$772	$26,000	$7,987	$34,759	$300,802	$335,561	$-
Construction and land development	-	261	1,342	1,603	25,056	26,659	-
Commercial and industrial	86	-	4,693	4,779	98,989	103,768	-
Owner occupied real estate	285	1,562	968	2,815	123,427	126,242	-
Consumer and other	-	-	1,058	1,058	22,391	23,449	202
Residential mortgage	-	-	-	-	2,442	2,442	-
Total	$1,143	$27,823	$16,048	$45,014	$573,107	$618,121	$202

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At September 30, 2013:
Commercial real estate	$301,011	$16,150	$11,325	$-	$328,486
Construction and land development	23,620	-	1,618	-	25,238
Commercial and industrial	105,765	1,164	6,373	-	113,302
Owner occupied real estate	146,309	1,160	3,125	-	150,594
Consumer and other	29,600	75	920	-	30,595
Residential mortgage	2,374	-	-	-	2,374
Total	$608,679	$18,549	$23,361	$-	$650,589

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2012:
Commercial real estate	$300,174	$9,174	$26,213	$-	$335,561
Construction and land development	22,652	261	3,746	-	26,659
Commercial and industrial	96,051	642	7,075	-	103,768
Owner occupied real estate	121,381	906	3,955	-	126,242
Consumer and other	22,033	100	1,316	-	23,449
Residential mortgage	2,442	-	-	-	2,442
Total	$564,733	$11,083	$42,305	$-	$618,121

The following table shows non-accrual loans by class as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commercial real estate	$987	$7,987
Construction and land development	1,618	1,342
Commercial and industrial	4,023	4,693
Owner occupied real estate	205	968
Consumer and other	662	856
Residential mortgage	-	-
Total	$7,495	$15,846

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

The following table summarizes the balance of outstanding TDRs at September 30, 2013 and December 31, 2012:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
September 30, 2013
Commercial real estate	1	$300	$-	$300
Construction and land development	-	-	-	-
Commercial and industrial	1	2,201	-	2,201
Owner occupied real estate	1	1,904	-	1,904
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$4,405	$-	$4,405

December 31, 2012
Commercial real estate	1	$1,261	$-	$1,261
Construction and land development	1	2,069	-	2,069
Commercial and industrial	1	2,248	-	2,248
Owner occupied real estate	1	1,933	-	1,933
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,511	$-	$7,511

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications that were considered TDRs during the three and nine months ended September 30, 2013.

The Company modified one owner occupied real estate loan during the three and nine month periods ended September 30, 2012.  In accordance with the modified terms of this owner occupied real estate loan, the Company extended the maturity date of the loan.  In addition the effective interest rate of the modified loan was reduced when compared to the interest rate of the original loan.  The owner occupied real estate loan has been and continues to be an accruing loan.  The borrower has remained current since the modification.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  There were no TDRs that subsequently defaulted during the nine month period ended September 30, 2013 nor the twelve month period ended December 31, 2012.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

September 30, 2013

Collateralized mortgage obligations	$120,418	$-	$120,418	$-
Mortgage-backed securities	15,586	-	15,586	-
Municipal securities	8,002	-	8,002	-
Corporate bonds	32,993	-	29,987	3,006
Asset-backed securities	19,558	-	19,558	-
Trust Preferred Securities	3,048	-	-	3,048
Other securities	117	-	117	-
Securities Available for Sale	$199,722	$-	$193,668	$6,054

December 31, 2012

Collateralized mortgage obligations	$99,783	$-	$99,783	$-
Mortgage-backed securities	21,640	-	21,640	-
Municipal securities	12,101	-	12,101	-
Corporate bonds	32,685	-	29,678	3,007
Asset-backed securities	19,729	-	19,729	-
Trust Preferred Securities	3,187	-	-	3,187
Other securities	134	-	134	-
Securities Available for Sale	$189,259	$-	$183,065	$6,194

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:
	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, July 1st	$3,162	$3,006	$3,175	$3,007
Unrealized gains	308	-	255	1
Paydowns	(422)	-	(314)	-
Impairment charges on Level 3	-	-	-	-
Balance, September 30th	$3,048	$3,006	$3,116	$3,008

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$3,187	$3,007	$3,410	$3,004
Unrealized gains (losses)	301	(1)	144	4
Paydowns	(440)	-	(407)	-
Impairment charges on Level 3	-	-	(31)	-
Balance, September 30th	$3,048	$3,006	$3,116	$3,008

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2013:
Impaired loans	$8,356	$-	$-	$8,356
Other real estate owned	3,323	-	-	3,323
SBA servicing assets	3,075	-	-	3,075

December 31, 2012:
Impaired loans	$19,876	$-	$-	$19,876
Other real estate owned	3,642	-	-	3,642
SBA servicing assets	2,340	-	-	2,340

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements September 30, 2013
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,356	Fair Value of Collateral (1)	Appraised Value (2)	0% - 42% (26%) (4)

Other real estate owned	$3,323	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	7% - 26% (20%) (4)
SBA Servicing Assets	$3,075	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presentedas a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Beginning balance	$2,904	$1,630	$2,340	$1,102
Additions	283	263	911	741
Fair value adjustments	(112)	18	(176)	68
Ending balance	$3,075	$1,911	$3,075	$1,911

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

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

 The trust preferred securities are pools of similar securities that are grouped into an asset structure commonly referred to as collateralized debt obligations (“CDOs”) which consist of the debt instruments of various banks, diversified by the number of participants in the security, as well as geographically.  The secondary market for these securities has become inactive, and therefore these securities are classified as Level 3 securities. The fair value analysis does not reflect or represent the actual terms or prices at which any party could purchase the securities. There is currently a limited secondary market for the securities and there can be no assurance that any secondary market for the securities will expand.

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of September 30, 2013 and December 31, 2012. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At September 30, 2013 these assets are carried at current fair value.

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

(dollars in thousands)	September 30, 2013	December 31, 2012

SBA Servicing Asset
Fair Value of SBA Servicing Asset	$3,075	$2,340

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.3 years	21.4 years

Prepayment Speed	6.42%	6.59%
Effect on fair value of a 10% increase	$(71)	$(55)
Effect on fair value of a 20% increase	(139)	(107)

Weighted Average Discount Rate	14.01%	14.23%
Effect on fair value of a 10% increase	$(146)	$(115)
Effect on fair value of a 20% increase	(282)	(222)

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$44,305	$44,305	$44,305	$-	$-
Investment securities available for sale	199,722	199,722	-	193,668	6,054
Investment securities held to maturity	69	69	-	69	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	7,130	7,728	-	-	7,728
Loans receivable, net	641,533	634,657	-	-	634,657
SBA servicing assets	3,075	3,075	-	-	3,075
Accrued interest receivable	2,920	2,920	-	2,920	-

Financial liabilities:
Deposits
Demand, savings and money market	$761,926	$761,926	$-	$761,926	$-
Time	83,577	84,036	-	84,036	-
Subordinated debt	22,476	17,960	-	-	17,960
Accrued interest payable	309	309	-	309	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,004	$128,004	$128,004	$-	$-
Investment securities available for sale	189,259	189,259	-	183,065	6,194
Investment securities held to maturity	67	69	-	69	-
Restricted stock	3,816	3,816	-	3,816	-
Loans held for sale	82	82	-	-	82
Loans receivable, net	608,359	603,237	-	-	603,237
SBA servicing assets	2,340	2,340	-	-	2,340
Accrued interest receivable	3,128	3,128	-	3,128	-

Financial liabilities:
Deposits
Demand, savings and money market	$765,967	$765,967	$-	$765,967	$-
Time	123,234	124,044	-	124,044	-
Subordinated debt	22,476	20,187	-	-	20,187
Accrued interest payable	301	301	-	301	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

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

Financial Condition

Assets

Total assets decreased by $45.8 million, or 4.6%, to $942.9 million at September 30, 2013, compared to $988.7 million at December 31, 2012, mainly due to decreases in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks, interest bearing deposits and federal funds sold comprise this category, which consists of our most liquid assets. The aggregate amount in these three categories decreased by $83.7 million, to $44.3 million at September 30, 2013, from $128.0 million at December 31, 2012.  This decrease was primarily caused by a $43.7 million decrease in deposit balances along with a $32.3 million increase in outstanding loan balances during the first nine months of 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $7.1 million at September 30, 2013 as compared to $82,000 at December 31, 2012.  This increase was driven by the timing of settlement on three loans which closed shortly after the quarter end.  Loans held for sale, as a percentage of total Company assets, were less than 1% at September 30, 2013.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $14.8 million at September 30, 2013.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $32.3 million, or 5.2%, to $650.2 million at September 30, 2013, compared to $617.9 million at December 31, 2012, driven by an increase in loan demand in the commercial and industrial and owner occupied real estate categories resulting in higher originations during the first nine months of 2013.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $199.7 million at September 30, 2013, compared to $189.3 million at December 31, 2012.  The increase was primarily due to the purchase of investment securities considered available for sale totaling $50.1 million partially offset by the proceeds from the sales and maturities of available for sale securities totaling $35.3 million during the first nine months of 2013.  At September 30, 2013, the portfolio had a net unrealized loss of $2.8 million compared to a net unrealized gain of $1.6 million at December 31, 2012.  The change in value of the investment portfolio, from an unrealized gain to an unrealized loss, was driven by an increase in market interest rates and widening asset spreads during the second and third quarters of 2013.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At September 30, 2013 and December 31, 2012, securities held to maturity totaled $69,000 and $67,000, respectively. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of September 30, 2013 and December 31, 2012.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).

At September 30, 2013 and December 31, 2012, the investment in FHLB of Pittsburgh capital stock totaled $1.4 million and $3.7 million, respectively.  At both September 30, 2013 and December 31, 2012, ACBB capital stock totaled $143,000.  During the first nine months of 2013, FHLB repurchased 61% of Republic’s total restricted stock outstanding, continuing its recent policy of quarterly repurchases of capital stock in excess of the minimum required investment. In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding. All remaining capital stock in excess of the minimum required investment was repurchased by the FHLB of Pittsburgh during the first nine months of 2013.  The FHLB also issued a dividend payment during the first, second and third quarter of 2013.

Bank Owned Life Insurance

At September 30, 2013, the Company carried no investment in bank owned life insurance asset, compared to a $10.5 million asset at December 31, 2012.  The decrease was due to surrender proceeds of $10.5 million received as a result of the Company’s decision to liquidate this investment in the second quarter of 2013.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $43.7 million, or 4.9%, to $845.5 million at September 30, 2013 from $889.2 million at December 31, 2012.  The decrease was primarily the result of a reduction in certificate of deposit balances totaling $39.7 million. This decrease was primarily the result of maturities of internet-based certificates of deposit which the Company considers non-core deposits and intentionally decided not to renew.

Shareholders’ Equity

Total shareholders’ equity decreased $2.8 million to $67.1 million at September 30, 2013, compared to $69.9 million at December 31, 2012, primarily due to a reduction in accumulated other comprehensive income associated with unrealized losses in the investment securities portfolio during the first nine months of 2013.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $1.8 million at September 30, 2013 compared to accumulated other comprehensive income of $1.0 million at December 31, 2012 was primarily driven by an increase in market interest rates and widening asset spreads during the period.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Company reported a net loss of $2.2 million, or $0.09 per share, for the three months ended September 30, 2013, compared to net income of $398,000, or $0.02 per share, for the three months ended September 30, 2012.  Earnings for the three month period ended September 30, 2013 were impacted by a one-time charge of $1.9 million related to a settlement agreement in connection with litigation in which the Company was a defendant.  The Company had been vigorously contesting the claims in the litigation.  However, as a result of reversals of certain prior procedural rulings in the case, the Company concluded that it would be in its best interest to avoid further litigation by executing a settlement agreement.  This settlement releases the Company from all claims and actions related to this matter.

Net interest income was $8.2 million for the three month period ended September 30, 2013 and September 30, 2012.  Interest income decreased $273,000 for the three months ended September 30, 2013 compared to September 30, 2012. Interest expense decreased $323,000, or 22.5%, to $1.1 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012. This decrease was primarily due to a 15 basis point decrease in the rate on average deposits outstanding to 0.39%.

Non-interest income increased by $61,000 to $1.9 million during the three months ended September 30, 2013 compared to $1.8 million during the three months ended September 30, 2012.  The increase was primarily due to a $113,000 increase in loan advisory and servicing fees.  The Company recognized $1.1 million in gains on the sale of SBA loans for the three months ended September 30, 2013 and September 30, 2012.

Non-interest expenses increased $3.3 million to $12.1 million during the three months ended September 30, 2013 compared to $8.8 million during the three months ended September 30, 2012, due to the aforementioned legal settlement.  There was also an increase in foreclosed real estate expenses in the amount of $458,000 over the prior year period primarily driven by a writedown of one property based on the current appraised value.

Return on average assets and average equity was (0.93)% and (12.94)%, respectively, during the three months ended September 30, 2013 compared to 0.17% and 2.32%, respectively, for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 compared to September 30, 2012

The Company reported a net loss of $219,000, or $0.01 per share, for the nine months ended September 30, 2013 compared to net income of $2.7 million, or $0.10 per share, for the nine months ended September 30, 2012.  The decrease in net income was primarily driven by the one-time charge of $1.9 million related to a settlement agreement in connection with litigation in which the Company was a defendant.  The Company had been vigorously contesting the claims in the litigation.  However, as a result of reversals of certain prior procedural rulings in the case, the Company concluded that it would be in its best interest to avoid further litigation by executing a settlement agreement.  This settlement releases the Company from all claims and actions related to this matter.

Net interest income for the nine months ended September 30, 2013 increased $300,000 to $24.2 million compared to $23.9 million for the nine months ended September 30, 2012.  Interest income decreased $1.2 million, or 4.1%, due to decreases in yields on loans and investment securities and interest expense decreased $1.5 million, or 29.8%, primarily due to a 21 basis point decrease in the rate on average deposits outstanding.

Non-interest income increased $1.0 million to $7.0 million during the nine months ended September 30, 2013 as compared to $6.0 million during the nine months ended September 30, 2012 primarily due to an increase in gains recognized on the sale of SBA loans and increases in loan advisory and servicing fees.

Non-interest expenses increased $3.7 million to $30.3 million during the nine months ended September 30, 2013 as compared to $26.6 million during the nine months ended September 30, 2012, primarily due to the aforementioned legal settlement and an increase of $1.3 million in foreclosed real estate expenses.  Return on average assets and average equity from continuing operations were (0.03)% and (0.42)%, respectively, during the nine months ended September 30, 2013 compared to 0.37% and 5.42%, respectively, for the nine months ended September 30, 2012.

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

Average Balances and Net Interest Income

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$58,532	$40	0.27%	$88,996	$54	0.24%
Investment securities and restricted stock	197,283	1,183	2.40%	190,441	1,428	3.00%
Loans receivable	641,698	8,192	5.06%	613,190	8,228	5.34%
Total interest-earning assets	897,513	9,415	4.16%	892,627	9,710	4.33%
Other assets	45,652			56,814
Total assets	$943,165			$949,441

Interest-earning liabilities:
Demand – non-interest bearing	$150,915			$134,857
Demand – interest bearing	198,341	213	0.43%	162,270	211	0.52%
Money market & savings	410,402	425	0.41%	416,038	572	0.55%
Time deposits	85,576	197	0.91%	138,148	370	1.07%
Total deposits	845,234	835	0.39%	851,313	1,153	0.54%
Total interest-bearing deposits	694,319	835	0.48%	716,456	1,153	0.64%
Other borrowings	22,476	278	4.91%	22,476	283	5.01%
Total interest-bearing liabilities	716,795	1,113	0.62%	738,932	1,436	0.77%
Total deposits and other borrowings	867,710	1,113	0.51%	873,789	1,436	0.65%
Non interest-bearing other liabilities	7,313			7,409
Shareholders’ equity	68,142			68,243
Total liabilities and shareholders’ equity	$943,165			$949,441
Net interest income (2)		$8,302			$8,274
Net interest spread			3.54%			3.56%
Net interest margin (2)			3.67%			3.69%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $76 and $98 for the three months ended September 30, 2013 and 2012, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Average Balances and Net Interest Income

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$69,109	$143	0.28%	$123,332	$239	0.26%
Investment securities and restricted stock	187,616	3,459	2.46%	184,748	4,324	3.12%
Loans receivable	632,369	24,297	5.14%	604,245	24,570	5.43%
Total interest-earning assets	889,094	27,899	4.20%	912,325	29,133	4.27%
Other assets	52,048			56,025
Total assets	$941,142			$968,350

Interest-earning liabilities:
Demand – non-interest bearing	$145,475			$135,079
Demand – interest bearing	183,445	615	0.45%	135,461	567	0.56%
Money market & savings	416,867	1,355	0.43%	436,182	2,157	0.66%
Time deposits	96,103	680	0.95%	164,797	1,384	1.12%
Total deposits	841,890	2,650	0.42%	871,519	4,108	0.63%
Total interest-bearing deposits	696,415	2,650	0.51%	736,440	4,108	0.75%
Other borrowings	22,476	834	4.96%	22,526	852	5.05%
Total interest-bearing liabilities	718,891	3,484	0.65%	758,966	4,960	0.87%
Total deposits and other borrowings	864,366	3,484	0.54%	894,045	4,960	0.74%
Non interest-bearing other liabilities	7,439			7,529
Shareholders’ equity	69,337			66,776
Total liabilities and shareholders’ equity	$941,142			$968,350
Net interest income (2)		$24,415			$24,173
Net interest spread			3.55%			3.40%
Net interest margin (2)			3.67%			3.54%

(1)Yields on investments are calculated based on amortized cost.
(2)Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $238 and $296 for the nine months ended September 30, 2013 and 2012, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended September 30, 2013 vs. 2012			For the nine months ended September 30, 2013 vs. 2012
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(21)	$7	$(14)	$(113)	$17	$(96)
Securities	43	(288)	(245)	53	(918)	(865)
Loans	326	(362)	(36)	990	(1,263)	(273)
Total interest-earning assets	348	(643)	(295)	930	(2,164)	(1,234)

Interest expense:
Deposits
Interest-bearing demand deposits	38	(36)	2	161	(113)	48
Money market and savings	(7)	(140)	(147)	(57)	(745)	(802)
Time deposits	(121)	(52)	(173)	(487)	(217)	(704)
Total deposit interest expense	(90)	(228)	(318)	(383)	(1,075)	(1,458)
Other borrowings	-	(5)	(5)	-	(18)	(18)
Total interest expense	(90)	(233)	(323)	(383)	(1,093)	(1,476)
Net interest income	$438	$(410)	$28	$1,313	$(1,071)	$242

Net Interest Income

The Company’s total tax equivalent interest income decreased $295,000, or 3.0%, to $9.4 million for the three months ended September 30, 2013 compared to $9.7 million for the three months ended September 30, 2012.  A $28.5 million increase in average loans receivable was offset by a 28 basis point decrease in loan yields and a 60 basis point decrease in investment securities yields for the three months ended September 30, 2013 as compared to September 30, 2012. For the nine months ended September 30, 2013, total tax equivalent interest income decreased $1.2 million, or 4.2%, to $27.9 million compared to $29.1 million for the nine months ended September 30, 2012.  The increase in average loans receivable of $28.1 million was offset by a 29 basis point decrease in loan yields and a 66 basis point decrease in investment securities yields for the nine months ended September 30, 2013 as compared to September 30, 2012.

The Company’s total interest expense decreased $323,000, or 22.5%, to $1.1 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012, as the Company continues to lower the rates paid on interest bearing deposit accounts.  Total interest expense for the nine months ended September 30, 2013 decreased $1.5 million, or 29.8%, to $3.5 million as compared to $5.0 million for the nine months ended September 30, 2012.  Average deposit balances decreased $6.1 million and $29.6 million for the three and nine months ended September 30, 2013 respectively, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits and has enabled the Company to reduce its dependence on wholesale funding sources like higher cost internet-based certificates of deposit.  The average rate paid on interest-bearing deposits decreased 16 basis points to 0.48%, and 24 basis points to 0.51%, for the three and nine months ended September 30, 2013, respectively, compared to 0.64% and 0.75% for the same prior year periods. Average time deposit balances declined $52.6 million and $68.7 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of the intentional effort to reduce balances of non-core, internet-based CDs.  The maturity and rollover of higher cost core customer time deposits resulted in the decrease in the average rate paid on time deposits of 16 basis points to 0.91%, and 17 basis points to 0.95% for the three and nine months ended September 30, 2013 as compared to the same prior year periods.  Accordingly, rates on total interest-bearing liabilities decreased 15 and 22 basis points during the three and nine months ended September 30, 2013, respectively.

The tax equivalent net interest margin decreased 2 basis points to 3.67% for the three months ended September 30, 2013, compared to 3.69% for the three months ended September 30, 2012 and the Company’s tax equivalent net interest income remained relatively flat with a slight increase of $28,000, or 0.3%, to $8.3 million for the three months ended September 30, 2013 and September 30, 2012.  For the nine months ended September 30, 2013, the tax equivalent net interest margin increased 13 basis points to 3.67%, compared to 3.54% for the nine months ended September 30, 2012 and the Company’s tax equivalent net interest income increased $242,000, or 1.0%, to $24.4 million for the nine months ended September 30, 2013 as compared $24.2 million for the nine months ended September 30, 2012.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded a $250,000 provision for loan losses for the three months ended September 30, 2013 compared to a $850,000 provision for the three months ended September 30, 2012.  The reduced provision recorded during the third quarter of 2013 was primarily driven by an improvement in asset quality resulting in lower specific reserve allocations in the current period.  A provision of $1.2 million was recorded for the nine months ended September 30, 2013 as compared to a provision for loan losses in the amount of $600,000 for the nine months ended September 30, 2012.  The reduced provision recorded during the first nine months of 2012 was mainly attributable to a reduction in the general reserve component of the allowance for loan losses caused by an adjustment to the analysis of historical losses during the period.  See disclosure under “Credit Quality” and “Allowance for Loan Losses” for further discussion.

Non-Interest Income

Total non-interest income increased $61,000 to $1.9 million for the three months ended September 30, 2013, compared to $1.8 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, total non-interest income increased $1.0 million to $7.0 million as compared to $6.0 million for the nine months ended September 30, 2012.  The increase for the three months ended September 30, 2013 was primarily due to an increase in loan advisory and servicing fees.  The increase for the nine months ended September 30, 2013 was primarily due to an increase in gains recognized on the sale of SBA loans along with an increase in loan advisory and servicing fees.

Non-Interest Expenses

Total non-interest expenses increased $3.3 million to $12.1 million for the three months ended September 30, 2013 as compared to $8.8 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, total non-interest expenses increased $3.7 million to $30.3 million, compared to $26.6 million for the nine months ended September 30, 2012.  The increases were primarily due to the $1.9 million one-time charge related to a legal settlement and an increase of $1.3 million in other real estate owned expenses, primarily due to writedowns on foreclosed properties.

Benefit for Income Taxes

The Company recorded a benefit for income taxes of $18,000 for the three months ended September 30, 2013, compared to a $28,000 benefit for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, the Company recorded a benefit of $68,000 compared to a benefit of $90,000 for the nine months ended September 30, 2012.  The $68,000 benefit recorded during the first nine months of 2013 was the net result of a tax benefit in the amount of $275,000 calculated on the net loss generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $207,000.  The effective tax rates for the three-month periods ended September 30, 2013 and 2012 were 37% and 18%, respectively, and for the nine month period ended September 30, 2013 and 2012 were 96% and 27%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of September 30, 2013 and December 31, 2012.

When calculating an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in ASC 740. As a result of cumulative losses in recent years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor. The Company will exclude future taxable income as a factor until it can show consistent and sustainable profitability.

The Company did assess tax planning strategies as defined under ASC 740 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes on future fixed asset purchases. The Company believes that these tax planning strategies are (a) prudent and feasible, (b) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (c) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $19.6 million as of September 30, 2013 and $17.5 million as of December 31, 2012.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $14.1 million as of September 30, 2013 and $13.9 million as of December 31, 2012 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $100.1 million and $99.7 million, and standby letters of credit of approximately $3.0 million and $4.3 million, at September 30, 2013 and December 31, 2012, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $100.1 million of commitments to extend credit at September 30, 2013 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2013:

Total risk based capital
Republic	$95,674	12.12%	$63,163	8.00%	$78,954	10.00%
Company	96,213	12.18%	63,217	8.00%	-	-
Tier one risk based capital
Republic	86,970	11.02%	31,581	4.00%	47,372	6.00%
Company	87,509	11.07%	31,608	4.00%	-	-
Tier one leveraged capital
Republic	86,970	9.26%	37,548	4.00%	46,935	5.00%
Company	87,509	9.31%	37,599	4.00%	-	-

At December 31, 2012:

Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-
Tier one leveraged capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $44.3 million at September 30, 2013, compared to $128.0 million at December 31, 2012.  Loan maturities and repayments are another source of asset liquidity. At September 30, 2013, Republic estimated that more than $40.0 million of loans would mature or repay in the six-month period ending March 31, 2014. Additionally, a significant portion of its investment securities are available to satisfy liquidity requirements if necessary.  At September 30, 2013, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $103.1 million. Certificates of deposit scheduled to mature in one year totaled $59.0 million at September 30, 2013. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $349.6 million as of September 30, 2013.  As of September 30, 2013 and December 31, 2012, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both September 30, 2013 and December 31, 2012.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both September 30, 2013 and December 31, 2012.

Investment Securities Portfolio

At September 30, 2013, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $199.7 million and $189.3 million as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013 and December 31, 2012, the portfolio had net unrealized losses of $2.8 million and net unrealized gains of $1.6 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $14.8 million at September 30, 2013.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Loans accruing, but past due 90 days or more	$-	$202
Non-accrual loans	7,495	15,846
Total non-performing loans(1)	7,495	16,048
Other real estate owned	5,951	8,912
Total non-performing assets(1)	$13,446	$24,960

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.15%	2.60%
Non-performing assets as a percentage of total assets	1.43%	2.52%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Non-performing assets have decreased substantially during the first nine months of 2013.  The Company has reduced non-performing asset balances by $11.5 million, or 46%, as of September 30, 2013 when compared to December 31, 2012.  Non-accrual loans decreased $8.3 million to $7.5 million at September 30, 2013, from $15.8 million at December 31, 2012. This decrease was primarily the result of payoffs in the amount of $6.7 million and charge-offs of $2.1 million during the first nine months of 2013. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At September 30, 2013 and December 31, 2012, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $380,000 and $1.1 million at September 30, 2013 and December 31, 2012, respectively; (ii) 60 to 89 days past due, at September 30, 2013 and December 31, 2012, in the aggregate principal amount of $7.4 and $27.8 million, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $2.9 million to $6.0 million at September 30, 2013 from $8.9 million at December 31, 2012 primarily due to the sale of one foreclosed property and writedowns on three other foreclosed properties during the first nine months of 2013.

  The following table presents a reconciliation of other real estate owned for the nine months ended September 30, 2013 and the year ended December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012
Beginning Balance, January 1st	$8,912	$6,479
Additions	246	2,907
Valuation adjustments	(1,454)	(140)
Dispositions	(1,753)	(334)
Ending Balance	$5,951	$8,912

At September 30, 2013, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450. The third component is an unallocated allowance to account for a level of imprecision in management’s estimation process.

The Company evaluates loans for impairment and potential charge-off on a quarterly basis.  Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any loan relationships have deteriorated. Any loan rated as substandard or lower will have an individual collateral evaluation analysis prepared to determine if a deficiency exists. We first evaluate the primary repayment source.  If the primary repayment source is seriously inadequate and unlikely to repay the debt, we then look to the other available repayment sources. Secondary sources are conservatively reviewed for liquidation values. Updated appraisals and financial data are obtained to substantiate current values.  If the reviewed sources are deemed to be inadequate to cover the outstanding principal and any costs associated with the resolution of the troubled loan, an estimate of the deficient amount will be calculated and a specific allocation of loan loss reserve is recorded.

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

An analysis of the allowance for loan losses for the nine months ended September 30, 2013 and 2012, and the twelve months ended December 31, 2012 is as follows (dollars in thousands):

(dollars in thousands)	For the nine months ended September 30, 2013	For the twelve months ended December 31, 2012	For the nine months ended September 30, 2012

Balance at beginning of period	$9,542	$12,050	$12,050
Charge-offs:
Commercial real estate	1,291	1,582	899
Construction and land development	60	1,004	921
Commercial and industrial	361	1,304	1,063
Owner occupied real estate	321	-	-
Consumer and other	75	102	102
Total charge-offs	2,108	3,992	2,985
Recoveries:
Commercial real estate	54	-	-
Construction and land development	-	105	105
Commercial and industrial	15	-	-
Owner occupied real estate	-	-	-
Consumer and other	26	29	28
Total recoveries	95	134	133
Net charge-offs	2,013	3,858	2,852
Provision for loan losses	1,175	1,350	600
Balance at end of period	$8,704	$9,542	$9,798

Average loans outstanding(1)	$632,369	$609,943	$604,245
As a percent of average loans:(1)
Net charge-offs (annualized)	0.43%	0.63%	0.63%
Provision for loan losses (annualized)	0.25%	0.22%	0.13%
Allowance for loan losses	1.38%	1.56%	1.62%
Allowance for loan losses to:
Total loans, net of unearned income	1.34%	1.54%	1.57%
Total non-performing loans	116.13%	59.46%	60.66%

(1) Includes non-accruing loans.

The Company recorded a provision for loan losses in the amount of $1.2 million during the nine month period ended September 30, 2013 compared to a provision of 600,000 for the nine month period ended September 30, 2012. During the first nine months of 2013, decreases in allowances required for loans individually evaluated for impairment were primarily the result of a reduction in the balance of loans individually evaluated for impairment of $18.2 million to $22.9 million at September 30, 2013 from $41.0 million at December 31, 2012. The provision recorded in the first nine months of 2012 was driven by a reduction in the allowance for loan losses related to non-impaired loans evaluated collectively for impairment due to a change in the analysis of historical losses as described previously.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 116.13% at September 30, 2013, compared to 59.46% at December 31, 2012 and 60.7% at September 30, 2012. Total non-performing loans were $7.5 million, $16.0 million and $16.2 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  The significant increase in the coverage ratio at September 30, 2013 was driven by a $11.5 million reduction in nonperforming assets during the first nine months of 2013.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $2.0 million during the nine month period ended September 30, 2013, compared to $2.9 million during the nine month period ended September 30, 2012.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.4 million at September 30, 2013 compared to $11.3 million at December 31, 2012.

The following table provides additional analysis of partially charged-off loans.

	September 30, 2013	December 31, 2012
Total nonperforming loans	$7,495	$16,048
Nonperforming and impaired loans with partial charge-offs	6,406	11,284

Ratio of nonperforming loans with partial charge-offs to total loans	0.99%	1.83%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	85.47%	70.31%
Coverage ratio net of nonperforming loans with partial charge-offs	135.87%	84.56%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the nine month period ended September 30, 2013, there were no changes made to this policy.

Recent Accounting Pronouncements

ASU 2013-02

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Comprehensive Income.” The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU was effective for public entities for reporting periods beginning after December 15, 2012 and did not have a material impact on the Company’s financial statements

Effects of Inflation

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended September 30, 2013.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarter ended June 30, 2013.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii)  Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013  and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: November 12, 2013	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 12, 2013	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)