Form 10-K
period 2013-12-31
REPUBLIC FIRST BANCORP INC
filed 2014-03-24
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  [X]   NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.   YES  [X]     NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [  ]    NO   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $60,051,330 based on the last sale price on Nasdaq Global Market on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	25,972,897
Title of Class	Number of Shares Outstanding as of March 21, 2014

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference or filed as a part of this Annual Report on Form 10-K.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, and in addition to the “Risk Factors” discussed elsewhere in this Form 10-K, risks and uncertainties can arise with changes in or related to:

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

•	deposit flows;

•	loan demand;

•	the regulatory environment, including evolving banking industry standards, changes in legislation or regulation;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our securities portfolio and the valuation of our securities;

•	accounting principles, policies and guidelines as well as estimates and assumptions used in the preparation of our financial statements;

•	rapidly changing technology;

•	litigation liabilities, including costs, expenses, settlements and judgments; and

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Historically, our primary objective had been to position ourselves as an alternative to the large banks for commercial banking services in the Greater Philadelphia and Southern New Jersey area.  In the second quarter of 2008, we began to redirect our strategic efforts toward retail banking and the creation of a major regional retail and commercial bank with a distinct brand, by focusing on innovation, customer satisfaction, brand building and shareholder value creation.  To achieve this transformation, the Bank hired a number of former senior Commerce Bank employees: Andrew Logue, President and Chief Operating Officer; Rhonda Costello, Chief Retail Officer; Jay Neilon, Chief Credit Officer; and Frank Cavallaro, Chief Financial Officer.

Additionally, the Bank hired two experienced and former Commerce Bank regional market managers, Stephen McWilliams and Robert Worley.  They lead the Bank’s lending efforts in the greater Philadelphia and Southern New Jersey area and in turn have hired a number of experienced lenders with the same focus. With this management team and additional new employees for support, we have built the foundation and made a commitment to become a leading financial institution in the Philadelphia metropolitan area.

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

During 2009 and 2010, we renovated, refurbished and remodeled most of our existing stores, making significant capital improvements, as part of our ongoing effort to adopt a more retail customer focus and attract additional retail business.  We have expanded customer services hours, enhanced our banking systems to better serve the retail customer and expanded our retail product offerings.  In 2013, we relocated our Media store to a significantly improved and renovated corner location.  In the first quarter of 2014 we took the first step in expanding our store network in Southern New Jersey by opening our new prototype building in Cherry Hill, NJ.

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

In December 2011, we completed the sale of several distressed commercial real estate loans and foreclosed properties to a single investor.  This transaction dramatically reduced our non-performing asset balances and significantly improved our credit quality metrics.  We believe the loan sale represented a major step in completing the transformation of the Bank, which began in 2008.

As of December 31, 2013, we had total assets of approximately $961.7 million, total shareholders’ equity of approximately $62.9 million, total deposits of approximately $869.5 million, net loans receivable of approximately $667.0 million, and a net loss of $3.5 million. The Company has one reportable segment: community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the areas surrounding our stores.

We provide banking services through the Bank, and do not presently engage in any activities other than banking activities.

Republic Bank

Republic is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania, and is subject to examination and comprehensive regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking and Securities.  The deposits held by the Bank are insured, up to applicable limits, by the Deposit Insurance Fund of the FDIC.  Republic presently conducts its principal banking activities through its six Philadelphia offices and eight suburban offices in Plymouth Meeting, Bala Cynwyd, Ardmore and Abington, located in Montgomery County, Media, located in Delaware County, and Haddonfield, Cherry Hill and Voorhees, located in Southern New Jersey.

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

Our legal lending limit to one borrower was approximately $13.9 million at December 31, 2013.  Loans above this amount may be made if the excess over the lending limit is participated to other institutions.  We are subject to potential intensified competition from new branches of established banks in the area as well as new banks that could open in our market area.  There are banks and other financial institutions, which serve surrounding areas, and additional out-of-state financial institutions, which currently, or in the future, may compete in our market. We compete to attract deposits and loan applications both from customers of existing institutions and from customers new to the greater Philadelphia area and we anticipate a continued increase in competition in our market area.

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

We are members of the STAR™ and PLUS™ automated teller (ATM) networks, and Allpoint - America's Largest Surcharge Free ATM Network which enable us to provide our customers with free access to more than 55,000 ATMs worldwide. We currently have fourteen proprietary ATMs located in our store network.

Our lending activities generally are focused on small and medium sized businesses within the communities that we serve. Commercial real estate loans represent the largest category within our loan portfolio, amounting to approximately 50% of total loans outstanding at December 31, 2013.  Repayment of these loans is, in part, dependent on general economic conditions affecting our customers and various businesses within the community.  As a commercial lender, we are subject to credit risk. Economic and financial conditions in recent years have adversely affected many of our borrowers.  To manage the challenges of this economic environment we have adopted a more conservative loan classification system, enhanced our allowance for loan loss methodology, and undertaken a comprehensive review of our loan portfolio.

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

We have been affected by the challenging conditions in the economy and financial markets.  Beginning in mid-2008, like many other commercial lenders, we experienced elevated levels of charge-offs and loan loss provisions and increased amounts of non-performing loans and other real estate owned. During 2009 we instituted a vigilant credit administration process where we select and review a significant portion of our loan portfolio on a regular basis. The sale of several distressed commercial real estate loans and other real estate owned in December 2011 substantially improved asset quality for the Bank and immediately strengthened our balance sheet.  In 2012 and 2013, the loan loss provision and other credit quality cost returned to more normalized levels. We also believe that economic indicators in the markets that we serve continue to show steady signs of improvement which will enable us to continue progress toward consistent and sustainable growth and profitability.

Branch Expansion Plans and Growth Strategy

We will carefully evaluate growth opportunities throughout 2014 and beyond.  Renovation and refurbishment of all existing store locations took place during 2009.  We relocated our Media, PA store to a renovated and improved corner location in 2013.  In the first quarter of 2014 we opened a store utilizing our new and distinctive prototype building in Cherry Hill, NJ.  Relocations of other store locations are planned for the future as we continue to direct more focus toward the retail customer experience. We also anticipate pursuing additional de novo store opportunities in our primary service area in the future. The opening of these stores is subject to regulatory approval.

Securities Portfolio

We maintain an investment securities portfolio.  We purchase investment securities that are in compliance with our investment policies, which are approved annually by our Board of Directors.  The investment policies address such issues as permissible investment categories, credit quality, maturities and concentrations.  At December 31, 2013 and 2012, approximately 68% and 63%, respectively, of the aggregate dollar amount of the investment securities consisted of either U.S. government debt securities or U.S. government agency issued mortgage-backed securities.  Credit risk associated with these U.S. government debt securities and the U.S. government agency securities is minimal, with risk-based capital weighting factors of 0% and 20%, respectively.  The remainder of the securities portfolio consists of municipal securities, trust preferred securities, corporate bonds, asset-backed securities, and Federal Home Loan Bank (FHLB) capital stock.

Supervision and Regulation

General

Republic, as a Pennsylvania state chartered bank, is not a member of the Federal Reserve System (“Federal Reserve”) and is subject to supervision and regulation by the FDIC and the Pennsylvania Department of Banking and Securities. Our bank holding company is subject to supervision and regulation by the Board of Governors of the Federal Reserve under the Federal Bank Holding Company Act of 1956, as amended (“BHC Act”).  As a bank holding company, our activities and those of Republic are limited to the business of banking and activities closely related or incidental to banking, and we may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve.

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

•      Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards are summarized under “Capital Adequacy” below. The Dodd-Frank Act also requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

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

•      Debit Card Interchange Fees.  The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction be reasonable and proportional to the cost incurred by the issuer.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

•      Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”) amended various federal banking laws then in effect to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allowed for the acquisition by a bank holding company of a bank located in another state by merger or b acquisition, although individual states had the ability to “opt out” of such provision.  The Dodd-Frank Act relaxes national branching requirements, allowing national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered de novo in that state.

•       Deposit Insurance.   The Dodd-Frank Act permanently increased the maximum deposit insurance amount to $250,000 for insured deposits.  Amendments to the Federal Deposit Insurance Act, which were mandated by the Dodd-Frank Act, have revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) are calculated.  Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, by increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The Dodd- Frank Act also provided that, effective July 21, 2011, depository institutions may pay interest on demand deposits.  For further discussion of deposit insurance regulatory matters, see “Deposit Insurance and Assessments” below.

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

•      Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm.  The federal bank regulatory agencies have issued policies on compensation practices including consideration of the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.  Together, the Dodd-Frank Act and the guidance on compensation may impact the current compensation policies at the Company.

•      Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions.  All trust preferred securities, or TRUPs, issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets are permanently grandfathered in Tier 1 capital, subject to a limitation of 25% of Tier 1 capital.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most are subject to implementing regulations that have or will become effective over the course of several years.  Given the complexity associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act (the “GLB Act”), enacted in 1999:  repealed the key provisions of the Glass Steagall Act so as to permit commercial banks to affiliate with investment banks (securities firms); amended the BHC Act to permit qualifying bank holding companies to engage in many types of financial activities that were not permitted for banks themselves; and permitted subsidiaries of banks to engage in a broad range of financial activities that were not permitted for banks themselves.

The result was to permit banking companies to offer a wider range of financial products and services to combine with other types of financial companies, such as securities and insurance companies. The impact of the GLB Act has, however, now been substantially limited by the Dodd-Frank Act and regulations issued by the Federal Reserve thereunder, specifically the so-called “Volcker Rule,” which will limit the ability of banks and their affiliates to invest in, or to engage in, non-banking activities for their own account.

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

Regulatory Restrictions on Dividends

Dividend payments by Republic to us are subject to the Pennsylvania Banking Code of 1965 (“Banking Code”) and the Federal Deposit Insurance Act (“FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under the Banking Code, Republic would be limited to $10.8 million of dividends payable plus an additional amount equal to its net profit for 2014, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios as discussed in “Capital Adequacy”.

Federal regulatory authorities have adopted standards for the maintenance of adequate levels of regulatory capital by banks. Adherence to such standards further limits the ability of Republic to pay dividends to us.

Dividend Policy

We have not paid any cash dividends on our common stock, and have no plans to pay any cash dividends in 2014 or in the foreseeable future.  See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for more information.

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

As an FDIC-insured bank, Republic is subject to FDIC insurance assessments.  The FDIC regulations assess insurance premiums for small insured depository institutions based on a risk-based assessment system.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on regulatory capital ratios and other supervisory factors. The rules base assessments on an institution’s average consolidated total assets less its average tangible equity, as opposed to total deposits.  The base assessment rates for small insured depository institutions range from 2.5 to 9 basis points for the least risky institutions to 30 to 45 basis points for the riskiest.  The rate schedules will automatically adjust in the future as the Deposit Insurance Fund ("DIF") reserve ratio reaches certain milestones.

The FDIC has authority to increase insurance assessments.  Any future increase in insurance premiums may adversely affect our results of operations.

The Dodd-Frank Act also requires the FDIC to take such steps as are necessary to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020. The FDIC has issued rules regarding the method to be used to achieve a 1.35% reserve ratio by 2020 and offset the effect on institutions with assets less than $10 billion in assets.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Profitability, Monetary Policy and Economic Conditions

In addition to being affected by general economic conditions, the earnings and growth of Republic will be affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking and Securities, the Federal Reserve.  An important function of the Federal Reserve is to regulate the supply of money and other credit conditions in order to manage interest rates.  The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon the future business, earnings and growth of Republic cannot be determined.

Employees

As of December 31, 2013, we had a total of 226 full-time equivalent employees.

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

Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner.  Lending money is a significant part of the banking business.  Borrowers, however, do not always repay their loans.  The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.  Despite our efforts, we do and will experience loan losses, and our financial condition and results of operations will be adversely affected. Our non-performing assets were approximately $14.5 million at December 31, 2013.  Our allowance for loan losses was approximately $12.3 million at December 31, 2013.  Our loans between thirty and eighty-nine days delinquent totaled $28.5 million at December 31, 2013.

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

In prior years we recorded other-than-temporary impairment charges for certain bank pooled trust preferred securities, and we may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the Bank’s ability to pay dividends, which could materially adversely affect us. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

In addition to affecting interest income and expense, changes in interest rates also can affect the value of our interest-earning assets, comprising fixed and adjustable-rate instruments, as well as the ability to realize gains from the sale of such assets.  Generally, the value of fixed-rate instruments fluctuates inversely with changes in interest rates, and changes in interest rates may therefore have a material adverse affect on our results of operations.

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

We may be required to pay higher FDIC premiums or special assessments in the future that could adversely affect our earnings.

The FDIC’s insurance fund has been depleted over recent years as a result of bank failures across the country.  The Dodd-Frank Act requires the FDIC to increase reserves against future losses, which requires increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. In addition, the FDIC may issue a special assessment across all FDIC insured institutions.  Any future increases in FDIC assessments or higher periodic fees could adversely affect us.

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

As of December 31, 2013, we had approximately $33.8 million of U.S. Federal net operating loss carryforwards, referred to as “NOLs,” available to reduce taxable income in future years.

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

In addition, the ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs may expire before we generate sufficient taxable income. There were no NOLs that expired in the fiscal years ended December 31, 2013 and December 31, 2012. There are no NOLs that could expire if not utilized for the year ending December 31, 2014.

Our assets as of December 31, 2013 included a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2013, the net deferred tax asset was approximately $6.1 million, compared to a balance of approximately $3.6 million at December 31, 2012. The increase in the net deferred tax asset resulted mainly from an increase in the unrealized losses on securities available for sale and OREO writedowns in 2013.

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

Based on the analysis of the available positive and negative evidence, we determined that a valuation allowance should be recorded as of December 31, 2013.  As a result of cumulative losses in recent years and the slow and uneven growth in the current economic environment, we did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor to project recoverability of the deferred tax asset balance.   We will exclude future taxable income as a factor until we can show consistent and sustained profitability. The release of this valuation allowance would have a positive impact on future earnings.  There can be no assurance as to when we could be in a position to recapture the benefits of our deferred tax asset.  Further discussion on the analysis of our deferred tax asset can be found in the “Provision (Benefit) for Income Taxes” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are subject to extensive regulation and supervision under federal and state laws and regulations. See Item 1. Business - Supervision and Regulation. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is within our control. For example, Basel III regulations adopted by the federal bank regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards.  Compliance with these rules, which are still being analyzed, could impose additional costs on banking entities and their holding companies.  Management is reviewing the new standards and evaluating all options and strategies to ensure compliance with the new standards, notwithstanding Republic’s current status as well-capitalized.

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

Federal banking regulators require us, and Republic, to maintain capital to support our operations.  Regulatory capital ratios are defined and required ratios are established by laws and regulations promulgated by banking regulatory agencies.  At December 31, 2013, our regulatory capital ratios were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Regulators, however, may require us, or Republic, to maintain higher regulatory capital ratios.  For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a total risk-based capital ratio of at least 12%.  In addition, as discussed in Item 1. Business – Supervision and Regulation - Capital Adequacy, in July 2013 the FDIC and other federal banking agencies adopted new standards revising regulatory capital requirements, which establish new higher capital ratio requirements and narrow the definitions of capital.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was $1.4 million as of December 31, 2013.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice was provided.  In October 2010, the FHLB of Pittsburgh began to repurchase excess capital stock and, in 2012, resumed the payment of dividends.  During 2013 the FHLB of Pittsburgh repurchased all excess restricted stock outstanding and continued with the payment of dividends.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero.  Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely effected.

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

Our common stock is currently traded on the Nasdaq Global Market.  During 2013, the average daily trading volume for our common stock was approximately 29,600 shares.  Sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and any preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any classes or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders. As of December 31, 2013, we had $22.5 million of outstanding debt.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. While we have reported no material weaknesses in the Form 10-K for the fiscal year ended December 31, 2013, we cannot guarantee that we will not have any material weaknesses in the future.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Description of Properties

The Company currently leases its headquarters, executive offices, and twelve store locations under lease agreements that expire at various dates in the future.  The spaces covered by these leases range in square footage from approximately 800 square feet to 40,000 square feet.  Please see Note 11 “Commitments and Contingencies” to the Consolidated Financial Statements for further information regarding the leases.  In addition, the Company owns three properties utilized for store locations. Two of the stores are open and operating today and one is currently under construction. Management believes these facilities are adequate to meet the Company’s present and immediately foreseeable needs.

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

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s class of common stock are listed on the Nasdaq Global Market under the symbol “FRBK.”  The table below sets forth the high and low sales prices reported for the common stock on the Nasdaq Global Market for the periods indicated.   As of March 21, 2014, there were approximately 1,800 record holders of the Company’s common stock.  On March 21, 2014, the closing price of a share of common stock on Nasdaq Global Market was $4.26.

Quarter	High	Low
2013:
4th	$ 3.30	$ 2.90
3rd	$ 3.83	$ 2.75
2nd	$ 3.19	$ 2.62
1st	$ 2.78	$ 1.97

2012:
4th	$ 2.30	$ 1.90
3rd	$ 2.25	$ 1.92
2nd	$ 2.42	$ 1.77
1st	$ 2.42	$ 1.38

Dividend Policy

The Company has not paid any cash dividends on its common stock and has no plans to pay cash dividends during 2014.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

Item 6:  Selected Financial Data

	As of or for the Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009

INCOME STATEMENT DATA
Total interest income	$37,205	$38,260	$38,273	$40,309	$43,470
Total interest expense	4,590	6,366	8,199	10,245	16,055
Net interest income	32,615	31,894	30,074	30,064	27,415
Provision for loan losses	4,935	1,350	15,966	16,600	14,200
Non-interest income	9,216	8,828	10,581	2,620	79
Non-interest expenses	40,411	35,902	41,200	32,848	30,959
Income (loss) before provision (benefit) for income taxes	(3,515)	3,470	(16,511)	(16,764)	(17,665)
Provision (benefit) for income taxes	(35)	(144)	8,191	(6,074)	(6,223)
Net income (loss)	$(3,480)	$3,614	$(24,702)	$(10,690)	$(11,442)

PER SHARE DATA
Basic earnings (loss) per share	$(0.13)	$0.14	$(0.95)	$(0.57)	$(1.07)
Diluted earnings (loss) per share	$(0.13)	$0.14	$(0.95)	$(0.57)	$(1.07)
Book value per share	$2.42	$2.69	$2.50	$3.39	$6.64

BALANCE SHEET DATA
Total assets	$961,665	$988,658	$1,047,353	$876,097	$1,008,642
Total loans, net	667,048	608,359	577,442	608,911	680,977
Total investment securities	206,482	193,142	179,784	150,087	192,395
Total deposits	869,534	889,201	952,611	757,730	882,894
FHLB & overnight advances	-	-	-	-	25,000
Subordinated debt	22,476	22,476	22,476	22,476	22,476
Total shareholders’ equity	62,899	69,902	64,851	88,146	70,264

PERFORMANCE RATIOS
Return on average assets	(0.37)%	0.37%	(2.68)%	(1.14)%	(1.22)%
Return on average shareholders’ equity	(5.07)%	5.36%	(28.68)%	(13.42)%	(15.32)%
Net interest margin	3.66%	3.53%	3.59%	3.50%	3.13%
Total non-interest expenses as a percentage of average assets	4.25%	3.70%	4.47%	3.52%	3.29%

ASSET QUALITY RATIOS
Allowance for loan losses as a percentage of loans	1.81%	1.54%	2.04%	1.84%	1.85%
Allowance for loan losses as a percentage of non-performing loans	117.69%	59.46%	106.52%	28.62%	49.32%
Non-performing loans as a percentage of total loans	1.53%	2.60%	1.92%	6.45%	3.75%
Non-performing assets as a percentage of total assets	1.51%	2.52%	1.70%	6.30%	3.93%
Net charge-offs as a percentage of average loans, net	0.35%	0.63%	2.44%	2.73%	1.33%

LIQUIDITY AND CAPITAL RATIOS
Average equity to average assets	7.22%	6.95%	9.34%	8.47%	7.94%
Leverage ratio	8.59%	9.01%	8.77%	11.01%	9.36%
Tier 1 capital to risk-weighted assets	10.28%	11.48%	11.81%	13.68%	11.89%
Total capital to risk-weighted assets	11.53%	12.73%	13.09%	14.93%	13.14%

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

Executive Summary

The highlights for the year ended December 31, 2013 are as follows:

•
Loans grew by $61.4 million, or 10%, to $679.3 million at December 31, 2013, versus $617.9 million at December 31, 2012, driven by an increase in quality loan demand during 2013. Increases were recognized in the consumer, commercial and industrial, owner occupied real estate, and commercial real estate categories.

•	Core deposits grew by $17.5 million, or 2%, to a total of $859.3 million during the year ended December 31, 2013 as a result of the continued success of our retail focused, customer service model.

•
Small Business lending continues to be a focal point of the Company’s lending strategy.  The Small Business lending team originated $76.6 million in new SBA loans during the year ended December 31, 2013 and is ranked as the #1 SBA lender in New Jersey and the #3 SBA lender in Pennsylvania based on the dollar volume of loan originations.

•
The net interest margin increased year over year despite an incredibly challenging rate environment. The net interest margin increased to 3.66% for the year ended December 31, 2013 compared to 3.53% for the year ended December 31, 2012.

•	Capital levels remain strong with a Total Risk-Based Capital ratio of 11.53% and a Tier 1 Leverage Ratio of 8.59% at December 31, 2013.

•
Non-performing assets as a percentage of total assets decreased from 2.52% to 1.51%. Net charge-offs as a percentage of loans decreased to 0.35%, which is the lowest level the Company has seen since 2007.

•
We relocated our store in Media, PA to a newly renovated, prime location during the fourth quarter of 2013.  In addition, during 2013 we also broke ground on two locations in South Jersey which will feature our new and distinctive prototype building.

•	The Haddonfield, NJ store continues to grow at a strong pace, with $88.0 million in core deposits since opening in 2010.

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

The allowance consists of specific allowances for both impaired and classified loans and a general allowance on the remainder of the portfolio. Although management determines the amount of each element of the allowance separately, the allowance for loan losses is available for the entire loan portfolio.

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

Results of Operations

For the year ended December 31, 2013 as compared to the year ended December 31, 2012

We recorded a net loss of $3.5 million, or $(0.13) per diluted share for 2013 compared to net income of $3.6 million, or $0.14 per diluted share, for 2012. The net loss in 2013 was primarily driven by two isolated events.

We recorded a one-time charge in the amount of $1.9 million during the third quarter of 2013 related to a settlement agreement in connection with a lawsuit in which we were a defendant.  The lawsuit arose from an issue that occurred prior to 2007.  We had vigorously contested the claims in the suit.  However, as a result of reversals of certain procedural rulings in the case, we concluded that it would be in our best interest to avoid further litigation by executing a settlement agreement.  The settlement released us from all claims and actions related to the matter.

We also recorded a loan loss provision in the amount of $3.6 million during the fourth quarter of 2013 related to a single loan in our portfolio.  This loan was determined to be impaired during the fourth quarter and the provision was a result of a significant reduction in the collateral value supporting the loan based upon a current appraisal.

Return on average assets and average equity was (0.37)% and (5.07)%, respectively, for 2013 as compared to 0.37% and 5.36%, respectively, for 2012.  Average equity to average assets was 7.22% for 2013 as compared to 6.95% for 2012.

Average Balances and Net Interest Income

Historically, our earnings have depended primarily upon Republic’s net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is affected by changes in the mix of the volume and rates of interest-earning assets and interest-bearing liabilities. The following table provides an analysis of net interest income on an annualized basis, setting forth for the periods average assets, liabilities, and shareholders’ equity, interest income earned on interest-earning assets and interest expense on interest-bearing liabilities, average yields earned on interest-earning assets and average rates on interest-bearing liabilities, and Republic’s net interest margin (net interest income as a percentage of average total interest-earning assets). Averages are computed based on daily balances. Non-accrual loans are included in average loans receivable. Yields are adjusted for tax equivalency, using a rate of 35% in 2013, 2012 and 2011.

Average Balances and Net Interest Income

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest earning assets	$67,307	$185	0.27%	$116,268	$300	0.26%	$62,082	$145	0.23%
Investment securities and restricted stock	192,315	4,820	2.51%	187,446	5,622	3.00%	156,367	5,119	3.27%
Loans receivable	640,233	32,523	5.08%	609,943	32,734	5.37%	630,309	33,417	5.30%
Total interest-earning assets	899,855	37,528	4.17%	913,657	38,656	4.23%	848,758	38,681	4.56%
Other assets	50,616			56,149			73,053
Total assets	$950,471			$969,806			$921,811

Interest bearing liabilities:
Demand – non-interest bearing	$149,125			$136,999			$119,189
Demand – interest bearing	192,224	825	0.43%	146,319	796	0.54%	91,577	590	0.64%
Money market & savings	417,652	1,786	0.43%	433,422	2,718	0.63%	345,885	3,457	1.00%
Time deposits	92,484	867	0.94%	155,549	1,718	1.10%	244,741	3,017	1.23%
Total deposits	851,485	3,478	0.41%	872,289	5,232	0.60%	801,392	7,064	0.88%
Total interest bearing deposits	702,360	3,478	0.50%	735,290	5,232	0.71%	682,203	7,064	1.04%
Other borrowings	22,476	1,112	4.95%	22,531	1,134	5.03%	24,831	1,135	4.57%
Total interest-bearing liabilities	724,836	4,590	0.63%	757,821	6,366	0.84%	707,034	8,199	1.16%
Total deposits and other borrowings	873,961	4,590	0.53%	894,820	6,366	0.71%	826,223	8,199	0.99%
Non-interest bearing other liabilities	7,902			7,573			9,472
Shareholders’ equity	68,608			67,413			86,116
Total liabilities and shareholders' equity	$950,471			$969,806			$921,811

Net interest income(2)		$32,938			$32,290			$30,482
Net interest spread			3.54%			3.39%			3.40%
Net interest margin(2)			3.66%			3.53%			3.59%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $323, $396, and $408 in 2013, 2012 and 2011, respectively, to adjust for tax equivalency.  The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

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

	Year ended December 31, 2013 vs. 2012			Year ended December 31, 2012 vs. 2011
	Changes due to:			Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(134)	$19	$(115)	$140	$15	$155
Securities	122	(924)	(802)	932	(429)	503
Loans	1,409	(1,620)	(211)	(1,170)	487	(683)
Total interest-earning assets	1,397	(2,525)	(1,128)	(98)	73	(25)

Interest expense:
Deposits
Interest-bearing demand deposits	$197	$(168)	$29	$298	$(92)	$206
Money market and savings	(62)	(870)	(932)	588	(1,327)	(739)
Time deposits	(591)	(260)	(851)	(985)	(314)	(1,299)
Total deposit interest expense	(456)	(1,298)	(1,754)	(99)	(1,733)	(1,832)
Other borrowings	-	(22)	(22)	(16)	15	(1)
Total interest expense	(456)	(1,320)	(1,776)	(115)	(1,718)	(1,833)
Net interest income	$1,853	$(1,205)	$648	$17	$1,791	$1,808

Net Interest Income

The tax equivalent net interest margin increased 13 basis points to 3.66% during 2013, compared to 3.53% during 2012 and the Company’s tax equivalent net interest income increased $648,000, or 2.0%, to $32.9 million for 2013, as compared to $32.3 million for 2012. Yields on interest-bearing assets decreased 6 basis points to 4.17% in 2013 from 4.23% in 2012 and the rates on total deposits and other borrowings decreased 18 basis points to 0.53% in 2013 from 0.71% in 2012.

The Company’s total tax equivalent interest income decreased $1.1 million, or 2.9%, to $37.5 million for 2013 as compared to $38.7 million for 2012.  A 29 basis point decrease in loan yields and a 49 basis point decrease in securities yields were partially offset by a $30.3 million increase in average loans outstanding.

The Company’s total interest expense decreased $1.8 million, or 27.9%, to $4.6 million for 2013, from $6.4 million for 2012 as the Company continues to lower the rates paid on interest bearing deposit accounts. Interest-bearing liabilities averaged $724.8 million for 2013, versus $757.8 million for 2012, a decrease of $33.0 million.  Average deposit balances decreased $20.8 million, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits, while reducing its dependence on wholesale funding sources such as brokered and internet-based certificates of deposit.  Internet based certificate of deposit balances decreased by $36.9 million during 2013.  The average rate paid on interest-bearing deposits decreased 21 basis points to 0.50% for 2013, as compared to 0.71% for 2012.  Average time deposit balances declined $63.1 million for 2013 as compared to 2012.  Interest expense paid on time deposit balances decreased $851,000 to $867,000 in 2013 from $1.7 million in 2012.  The maturity and roll-off of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 16 basis points to 0.94% for 2013 as compared to 1.10% for 2012. Average interest-bearing demand balances increased $45.9 million for 2013 as compared to 2012.  Money market and savings interest expense decreased $932,000 to $1.8 million in 2013 from $2.7 million in 2012, primarily due to a reduction in rates paid on money market and savings deposits.  Accordingly, rates on total interest-bearing liabilities decreased 21 basis points in 2013 when compared to 2012.

Interest expense on other borrowings decreased $22,000 to $1.1 million in 2013.  Average other borrowings, consisting mainly of $22.5 million of trust preferred securities outstanding, decreased $55,000, or 0.2%, between the respective periods.

Provision for Loan Losses

 The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio. The Company recorded a $4.9 million provision for loan losses during 2013 compared to $1.4 million for the comparable prior year period.

The increase in the provision recorded during 2013 was primarily driven by a single loan relationship which was originated in 2006 and determined to be impaired during the fourth quarter of 2013 due to delinquency in payments.  The need for a provision in the amount of $3.6 million was the result of a significant reduction in the collateral value supporting the loan based upon a current appraisal.  Management is working closely with this borrower to resolve the delinquency issue and address the collateral deficiency.

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

Non-Interest Income

Total non-interest income increased to $9.2 million for 2013 compared to $8.8 million for 2012, primarily due to the growth in fees earned on the servicing of SBA loans.

Non-Interest Expenses

Total non-interest expenses increased $4.5 million, or 12.6%, to $40.4 million for 2013 compared to $35.9 million for 2012 primarily as a result of higher expenses related to foreclosed real estate during 2013 and a one-time charge related to a settlement agreement in connection with litigation in which the Company was a defendant.  Carrying costs and write downs of other real estate owned amounted to $3.2 million in 2013 compared to $763,000 in 2012.  The increase was primarily driven by the writedown in value of one property as a result of a current appraisal.  The legal settlement of $1.9 million was executed to avoid further litigation on a matter stemming from an issue associated with a lending relationship that arose several years ago.  The settlement released the Company from all claims and actions related to this matter.

Provision (Benefit) for Income Taxes

The Company recorded a benefit for income taxes in the amount of $35,000 for the twelve month period ended December 31, 2013, compared to a benefit for income taxes of $144,000 for the twelve month period ended December 31, 2012.  The $35,000 benefit recorded in 2013 was the result of a tax benefit in the amount of $1.5 million calculated on the net loss generated during the period using the Company’s normal estimated tax rates offset by an adjustment to the deferred tax asset valuation allowance in the amount of $1.4 million.  The effective tax rate was (42%) for 2013 and 27% for 2012, excluding the adjustment to the deferred tax asset valuation allowance.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence.  If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized in future periods, a valuation allowance is calculated and recorded.  These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence.

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses, are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years. In order to fully recognize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2013 and December 31, 2012.

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

The net deferred tax asset balance before consideration of a valuation allowance was $21.4 million as of December 31, 2013 and $17.5 million as of December 31, 2012.  The tax planning strategies assessed resulted in the projected realization of approximately $6.1 million in tax assets which can be considered more likely than not to be realized as of December 31, 2013 and $3.6 million as of December 31, 2012. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $15.3 million as of December 31, 2013 and $13.9 million as of December 31, 2012.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  Sustained profitability is a driving factor used to determine when projections of future taxable income become more reliable and can again be used to assess the ability to fully realize the deferred tax asset.  When the determination is made to include projections of future taxable income as a factor, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

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

The Company’s total interest expense decreased $1.8 million, or 22.4%, to $6.4 million for 2012, from $8.2 million for 2011 as the Company continues to lower the rates paid on interest bearing deposit accounts. Interest-bearing liabilities averaged $757.8 million for 2012, versus $707.0 million for 2011, an increase of $50.8 million.  Average deposit balances increased $70.9 million and average other borrowings decreased $2.3 million, as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits.  The average rate paid on interest-bearing deposits decreased 33 basis points to 0.71% for 2012, as compared to 1.04% for 2011.  Average time deposit balances declined $89.2 million for 2012 as compared to 2011.  Interest expense on time deposit balances decreased $1.3 million to $1.7 million in 2012 from $3.0 million in 2011.  The maturity and roll-off of higher cost time deposits resulted in the decrease in the average rate paid on time deposits of 13 basis points to 1.10% for 2012 as compared to 1.23% for 2011. Average money market and savings balances increased $87.5 million for 2012 as compared to 2011.  Money market and savings interest expense decreased $739,000 to $2.7 million in 2012 from $3.5 million in 2011, primarily due to a reduction in rates paid on money market and savings deposits as a result of the aforementioned customer service strategy.  Accordingly, rates on total interest-bearing liabilities decreased 32 basis points in 2012 when compared to 2011.

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

Financial Condition

December 31, 2013 compared to December 31, 2012

Total assets decreased $27.0 million to $961.7 million at December 31, 2013, compared to $988.7 million at December 31, 2012, mainly due to a decrease in cash and cash equivalents and deposit balances.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $92.1 million to $35.9 million at December 31, 2013, from $128.0 million at December 31, 2012. The decrease was primarily caused by a growth in outstanding loan balances, a decrease in deposit balances, and the purchase of investment securities during 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $4.9 million at December 31, 2013.  This increase was primarily driven by the timing of settlement on the sale of two loans which closed shortly after the year end.  Loans held for sale, as a percentage of total Company assets, were less than 1% at December 31, 2013.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium sized businesses and professionals that seek highly personalized banking services. The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit, and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $13.9 million at December 31, 2013. Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit. The aggregate amount of those relationships that exceeded $9.3 million at December 31, 2013, was $143.2 million. A $9.3 million threshold, which amounts to approximately 10% of total regulatory capital, reflects an additional internal monitoring guideline.

Loans increased $61.4 million, or 10%, to $679.3 million at December 31, 2013, versus $617.9 million at December 31, 2012.  This growth was driven by an increase in loan demand in the consumer, commercial real estate, commercial and industrial and owner occupied real estate categories resulting in higher originations during 2013.

Investment Securities

Investment securities considered available-for-sale are investments that may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $204.9 million at December 31, 2013, compared to $189.3 million at December 31, 2012. The increase of $15.6 million was primarily due to the purchase of securities totaling $62.5 million partially offset by proceeds from sales and pay downs of securities totaling $40.9 million during 2013. At December 31, 2013, the portfolio had a net unrealized loss of $4.4 million, compared to a net unrealized gain of $1.6 million at December 31, 2012.  The change in value of the investment portfolio was driven by an increase in market interest rates and widening asset spreads during 2013.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At December 31, 2013 and December 31, 2012, securities held to maturity totaled $21,000 and $67,000, respectively. The decrease of $46,000 was the result of a debt security reaching its maturity during the fourth quarter of 2013. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of December 31, 2013 and December 31, 2012.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).  In 2012, the FHLB repurchased 29% of Republic’s total restricted stock outstanding and issued its first dividend payments since 2008. During 2013, FHLB repurchased all remaining excess restricted stock outstanding and continued with the quarterly payment of dividends.

At December 31, 2013 and December 31, 2012, the investment in FHLB of Pittsburgh stock totaled $1.4 million and $3.7 million, respectively.  At both December 31, 2013 and December 31, 2012, ACBB stock totaled $143,000.

Other Real Estate Owned

The balance of other real estate owned decreased to $4.1 million at December 31, 2013 from $8.9 million at December 31, 2012, primarily due to the sale of two OREO properties totaling $2.2 million and writedowns in the amount of $2.6 million on existing foreclosed properties during 2013.

Bank Owned Life Insurance

At December 31, 2013, the Company carried no investment in bank owned life insurance asset, compared to a $10.5 million asset at December 31, 2012.  The decrease was due to surrender proceeds of $10.5 million received as a result of the Company’s decision to liquidate this investment in the second quarter of 2013.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits decreased by $19.7 million to $869.5 million at December 31, 2013, from $889.2 million at December 31, 2012.  The decrease was primarily the result of a reduction in certificate of deposit balances and money market and savings balances partially offset by increases in non-interest and interest-bearing demand deposit balances. The reduction in certificate of deposit balances was primarily the result of maturities of internet-based certificates of deposit which the Company considers non-core deposits and intentionally decided not to renew. Republic has continued to focus on its efforts to gather low-cost, core deposits, intentionally reducing dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity decreased $7.0 million to $62.9 million at December 31, 2013, compared to $69.9 million at December 31, 2012, primarily due to accumulated other comprehensive losses associated with unrealized losses in the investment securities portfolio in 2013 and the net loss recognized in 2013.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $2.8 million at December 31, 2013 compared to accumulated other comprehensive income of $1.0 million at December 31, 2012 was primarily driven by an increase in market interest rates and widening asset spreads during the period causing a decline in the value of the investments held in the portfolio.

Investment Securities Portfolio

Republic’s investment securities portfolio is intended to provide liquidity and contribute to earnings while diversifying credit risk. We attempt to maximize earnings while minimizing our exposure to interest rate risk. The securities portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), corporate bonds, municipal securities, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Our ALCO committee monitors and reviews all security purchases.

A summary of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2013, 2012 and 2011 is as follows:

	At December 31,
(dollars in thousands)	2013	2012	2011
Available for sale
Collateralized mortgage obligations	$127,242	$97,959	$117,382
Mortgage-backed securities	15,669	20,626	12,764
Municipal securities	9,737	11,150	10,863
Corporate bonds	32,174	32,231	26,881
Asset-backed securities	19,089	19,785	-
Trust preferred securities	5,277	5,785	6,375
Other securities	115	131	131
Total amortized cost of securities	$209,303	$187,667	$174,396

Total fair value of investment securities	$204,891	$189,259	$174,323

Held to maturity
U.S. Government Agencies	$1	$1	$2
Other securities	20	66	138
Total amortized cost of securities	$21	$67	$140

Total fair value of investment securities	$21	$69	$144

No single issuer of securities (excluding government agencies) account for more than 10% of shareholders’ equity at December 31, 2013 with the exception of corporate bonds issued by Goldman Sachs and Morgan Stanley.  The Goldman Sachs bonds had a book value of $10.3 million and a market value of $10.8 million at December 31, 2013.  The Morgan Stanley bonds had a book value of $10.0 million and a market value of $10.3 million at December 31, 2013.

At December 31, 2013, the investment portfolio included seventeen municipal securities with a total market value of $9.6 million.  The securities are reviewed quarterly for impairment.  Research on each issuer is completed to assess the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.3 million. As of December 31, 2013, management found no evidence of other than temporary impairment (“OTTI”) on any of the municipal securities held in the investment securities portfolio.

At December 31, 2013, the portfolio included two asset-backed securities with a total market value of $19.4 million, the majority of which (97%) is guaranteed by the U.S. Dept. of Education.

At December 31, 2013, the portfolio included pooled trust preferred securities (CDOs) with a market value of $2.9 million. The unrealized loss for the CDOs was due to the secondary market for such securities becoming inactive and is considered temporary.

The following table presents the contractual maturity distribution and weighted average yield of our investment securities portfolio at December 31, 2013. Mortgage-backed securities are categorized based on final maturity dates and do not consider the impact of amortization or prepayments on the estimated average life.

	December 31, 2013
	Within One Year		One to Five Years		Five to Ten Years		Past Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Fair value	Cost	Yield
Available for Sale
Collateralized mortgage obligations	$-	-	$-	-	$-	-	$123,440	2.43%	$123,440	$127,242	2.43%
Mortgage-backed securities	-	-	-	-	30	1.94%	16,151	3.40%	16,181	15,669	3.40%
Municipal securities	-	-	-	-	5,642	2.54%	4,001	4.14%	9,643	9,737	3.20%
Corporate bonds	-	-	26,173	3.28%	4,074	5.59%	3,006	3.69%	33,253	32,174	2.92%
Asset-backed securities	-	-	-	-	10,536	1.45%	8,871	1.47%	19,407	19,089	1.46%
Trust Preferred securities	-	-	-	-	-	-	2,850	0.00%	2,850	5,277	0.00%
Other securities	-	-	117	1.17%	-	-	-	-	117	115	1.17%
Total AFS securities	$-	-	$26,290	3.27%	$20,282	2.58%	$158,319	2.50%	$204,891	$209,303	2.50%

Held to Maturity
U.S. Government Agencies	$-	-	$1	1.51%	$-	-	$-	-	$1	$1	1.51%
Other securities	-	-	20	0.00%	-	-	-	-	20	20	0.00%
Total HTM securities	$-	-	$21	0.08%	$-	-	$-	-	$21	$21	0.08%

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

The Company follows the guidance issued under ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

The types of instruments valued based on matrix pricing in active markets include all of the U.S. government and agency securities, municipal obligations and corporate bonds. Such instruments are generally classified within Level 2 of the fair value hierarchy. As required by ASC 820, we do not adjust the matrix pricing for such instruments.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Level 3 investment securities currently held in the company’s portfolio are classified as available for sale and consist of various issues of trust preferred securities and a single corporate bond.

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

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,187	$3,007	$3,410	$3,004	$3,450	$3,000
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	171	(1)	401	3	2	4
Paydowns	(508)	-	(590)	-	-	-
Impairment charges on Level 3	-	-	(34)	-	(42)	-
Balance, December 31,	$2,850	$3,006	$3,187	$3,007	$3,410	$3,004

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2013 and December 31, 2012. Financial information on the issuers was also obtained from Bloomberg, the FDIC and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages.  A detailed explanation of the assumptions used to estimate the fair market value of the CDOs can be found in Note 14 “Fair Value Measurements and Fair Values of Financial Investments” to the Consolidated Financial Statements.

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

Loan Portfolio

Our loan portfolio consists of secured and unsecured commercial loans including commercial real estate loans, construction and land development loans, commercial and industrial loans, owner occupied real estate loans, consumer and other loans, and residential mortgages. Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5.0 million, but customers may borrow significantly larger amounts up to Republic’s legal lending limit of approximately $13.9 million at December 31, 2013. Individual customers may have several loans often secured by different collateral. Such relationships in excess of $9.3 million (an internal monitoring guideline which approximates 10% of capital and reserves) at December 31, 2013, amounted to $143.2 million. There were no loans in excess of the legal lending limit at December 31, 2013.

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

At December 31, 2013, we had loan concentrations exceeding 10% of total loans for credits extended to lessors of nonresidential real estate in the aggregate amount of $207.5 million, which represented 30.5% of gross loans receivable at December 31, 2013 and lessors of residential real estate in the aggregate amount of $104.9 million, which represented 15.4% of gross loans receivable at December 31, 2013.  Loan concentrations are considered to exist when amounts are loaned to multiple numbers of borrowers engaged in similar activities that management believes would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, we had no foreign loans outstanding.

Total loans, net of deferred loan fees, increased by $61.4 million, or 9.9%, to $679.3 million at December 31, 2013, from $617.9 million at December 31, 2012, as we saw a positive trend in quality loan demand during 2013 and continued success in our relationship banking model.

The following table sets forth gross loans by major categories for the periods indicated:

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Commercial real estate	$342,794	$335,561	$344,377	$374,935	$393,262
Construction and land development	23,977	26,659	35,061	73,795	103,790
Commercial and industrial	118,209	103,768	87,668	78,428	88,926
Owner occupied real estate	160,229	126,242	102,777	70,833	85,481
Consumer and other	31,981	23,449	16,683	17,808	19,460
Residential mortgage	2,359	2,442	3,150	5,026	3,341
Total loans	$679,549	$618,121	$589,716	$620,825	$694,260

Deferred loan fees	238	220	224	470	442
Total loans, net of deferred loan fees	$679,311	$617,901	$589,492	$620,355	$693,818

Loan Maturity and Interest Rate Sensitivity

The amount of loans outstanding by category as of the dates indicated, which are due in: (i) one year or less, (ii) more than one year through five years, and (iii) over five years, is shown in the following table.  Loan balances are also categorized according to their sensitivity to changes in interest rates.

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Total
Fixed rate:
1 year or less	$41,298	$10,146	$6,206	$4,942	$37	$-	$62,629
1-5 years	168,964	60	22,807	64,941	258	-	257,030
After 5 years	63,388	-	12,662	45,542	6,375	423	128,390
Total fixed rate	273,650	10,206	41,675	115,425	6,670	423	448,049

Adjustable rate:
1 year or less	$31,420	$3,509	$41,992	$1,786	$113	$-	$78,820
1-5 years	29,167	5,973	17,392	5,778	1,557	-	59,867
After 5 years	8,557	4,289	17,150	37,240	23,641	1,936	92,813
Total adjustable rate	69,144	13,771	76,534	44,804	25,311	1,936	231,500

Total	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$679,549

In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount, and at interest rates prevailing at the date of renewal.

At December 31, 2013, 65.9% of total loans were fixed rate compared to 64.7% at December 31, 2012.

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

The following summary shows information concerning loan delinquency and non-performing assets at the dates indicated:

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Loans accruing, but past due 90 days or more	$-	$202	$748	$-	$-
Non-accrual loans:
Commercial real estate	1,104	7,987	1,880	14,955	7,466
Construction and land development	1,618	1,342	4,022	18,970	15,904
Commercial and industrial	6,837	4,693	3,925	4,500	997
Owner occupied real estate	205	968	-	1,061	1,225
Consumer and other	656	856	737	506	442
Residential mortgage	-	-	-	-	-
Total non-accrual loans	10,420	15,846	10,564	39,992	26,034
Total non-performing loans(1)	10,420	16,048	11,312	39,992	26,034
Other real estate owned	4,059	8,912	6,479	15,237	13,611
Total non-performing assets(1)	$14,479	$24,960	$17,791	$55,229	$39,645

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.53%	2.60%	1.92%	6.45%	3.75%
Non-performing assets as a percentage of total assets	1.51%	2.52%	1.70%	6.30%	3.93%
(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

Problem loans can consist of loans that are performing, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms.  At December 31, 2013, all identified problem loans, included in the preceding table, are internally classified and have been evaluated for a specific reserve allocation in the allowance for loan losses (see “Allowance for Loan Losses”).

Non-performing assets decreased by $10.5 million, or 42%, to $14.5 million at December 31, 2013, compared to $25.0 million at December 31, 2012. The decrease is the result of paydowns of $9.2 million and writedowns of $4.8 million partially offset by $3.8 million in loans transferred to non-accrual status.

The following summary shows the impact on interest income of non-accrual loans, subsequent to being placed on non-accrual for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Interest income that would have been recorded had the loans been in accordance with their original terms	$488,000	$699,000	$583,000	$2,405,000	$1,180,000
Interest income included in net income	$-	$-	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the need to establish an allowance against loan losses on a quarterly basis. When an increase in this allowance is necessary, a provision for loan losses is charged to earnings. The allowance for loan losses consists of three components. The first component is allocated to individually evaluated loans found to be impaired and is calculated in accordance with ASC 310 Receivables. The second component is allocated to all other loans that are not individually identified as impaired pursuant to ASC 310-10 (“non-impaired loans”). This component is calculated for all non-impaired loans on a collective basis in accordance with ASC 450 Contingencies. The third component is an unallocated allowance to account for a level of imprecision in management’s estimation process.

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

A detailed analysis of our allowance for loan losses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$9,542	$12,050	$11,444	$12,841	$8,409
Charge-offs:
Commercial real estate	1,291	1,582	8,783	3,823	4,145
Construction and land development	60	1,004	3,719	13,835	4,552
Commercial and industrial	611	1,304	1,088	1,468	865
Owner occupied real estate	320	-	1,838	-	44
Consumer and other	75	102	41	42	164
Residential mortgage	-	-	-	-	-
Total charge-offs	2,357	3,992	15,469	19,168	9,770
Recoveries:
Commercial real estate	54	-	44	437	-
Construction and land development	-	105	10	621	-
Commercial and industrial	63	-	-	110	-
Owner occupied real estate	-	-	15	-	-
Consumer and other	26	29	40	3	2
Residential mortgage	-	-	-	-	-
Total recoveries	143	134	109	1,171	2
Net charge-offs	2,214	3,858	15,360	17,997	9,768
Provision for loan losses	4,935	1,350	15,966	16,600	14,200
Balance at end of period	$12,263	$9,542	$12,050	$11,444	$12,841

Average loans outstanding(1)	$640,233	$609,943	$630,309	$659,882	$736,647

As a percent of average loans:(1)
Net charge-offs	0.35%	0.63%	2.44%	2.73%	1.33%
Provision for loan losses	0.77%	0.22%	2.53%	2.52%	1.93%
Allowance for loan losses	1.92%	1.56%	1.91%	1.73%	1.75%

Allowance for loan losses to:
Total loans, net of unearned income	1.81%	1.54%	2.04%	1.84%	1.85%
Total non-performing loans	117.69%	59.46%	106.52%	28.62%	49.32%

(1)	Includes non-accruing loans.

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded a loan loss provision in the amount of $4.9 million in 2013 compared to a $1.4 million provision in 2012.

The increase in the provision recorded during 2013 was primarily driven by a single loan relationship which was determined to be impaired during the fourth quarter of 2013 due to delinquency in payments.  The need for a provision in the amount of $3.6 million was the result of a significant reduction in the collateral value supporting the loan based upon a current appraisal.  Management is working closely with this borrower to resolve the delinquency issue and address the collateral deficiency.

The decrease in the provision recorded in 2012 compared to 2011 was driven by a significant improvement in asset quality year over year.  In the fourth quarter 2011 we completed a bulk sale of distressed loans and foreclosed properties which drove a substantial portion of the provision recorded in 2011.  This transaction was reflective of our effort to transform and strengthen the balance sheet by substantially reducing non-performing asset balances and improving credit quality metrics through one transaction.  We continue to closely monitor and examine all aspects of the loan portfolio to assure that credit quality issues have been appropriately addressed.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 117.7% at December 31, 2013 as compared to 59.5% at December 31, 2012 and 106.5% at December 31, 2011.  The decrease in the coverage ratio at December 31, 2012 when compared to December 31, 2011 was primarily the result of an increase in non-performing loans during 2012.  This increase was driven by one loan relationship that transferred to non-accrual status in the third quarter 2012.  This loan was paid off during 2013 resulting in a reduction in non-performing loans and a corresponding increase in the coverage ratio.  Coverage is considered adequate by management as of December 31, 2013.

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

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which there were partial charge-offs during the year amounted to $6.2 million at December 31, 2013 compared to $11.3 million at December 31, 2012.

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the twelve months ended December 31, 2013, there have been no changes made to this policy.

We have an existing loan review program, which monitors the loan portfolio on an ongoing basis. A loan review officer who reviews both the loan portfolio and overall adequacy of the allowance for loan losses conducts this loan review on a quarterly basis and reports directly to the Board of Directors.

Estimating the appropriate level of the allowance for loan losses at any given date is difficult, particularly in a continually changing economy. In management’s opinion, the allowance for loan losses was appropriate at December 31, 2013. However, there can be no assurance that, if asset quality deteriorates in future periods, additions to the allowance for loan losses will not be required.

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

The allocation of the allowance for loan losses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is as follows:

	At December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial real estate	$6,454	50.4%	$3,979	54.3%	$7,372	58.4%	$7,243	60.4%	$6,828	56.6%
Construction and land development	1,948	3.5%	1,273	4.3%	558	6.0%	837	11.9%	3,789	15.0%
Commercial and industrial	2,309	17.4%	1,880	16.8%	1,928	14.9%	1,443	12.6%	1,057	12.8%
Owner occupied real estate	985	23.6%	1,967	20.4%	1,963	17.4%	1,575	11.4%	894	12.3%
Consumer and other	225	4.7%	234	3.8%	113	2.8%	130	2.9%	159	2.8%
Residential mortgage	14	0.4%	17	0.4%	23	0.5%	41	0.8%	27	0.5%
Unallocated	328	-	192	-	93	-	175	-	87	-
Total allowance for loan losses	$12,263	100%	$9,542	100%	$12,050	100%	$11,444	100%	$12,841	100%

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

The majority of our loan portfolio represents loans made for commercial purposes, while significant amounts of residential property may serve as collateral for such loans. We attempt to evaluate larger loans individually, on the basis of our loan review process, which scrutinizes loans on a selective basis and other available information. Even if all commercial purpose loans could be reviewed, information on potential problems might not be available. Our portfolio of loans made for purposes of financing residential mortgages and consumer loans are evaluated in groups. At December 31, 2013, loans made for commercial real estate, construction and land development, commercial and industrial, owner occupied real estate, consumer and other, and residential mortgage purposes, respectively, amounted to $342.8 million, $24.0 million, $118.2 million, $160.2 million, $32.0 million, and $2.4 million.

A loan is considered impaired, in accordance with ASC 310, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.  As of December 31, 2013, management identified three troubled debt restructurings in the loan portfolio in the amount of $4.2 million.  Four troubled debt restructurings in the amount of $7.5 million were identified as of December 31, 2012.

The following table presents the Company’s impaired loans at December 31, 2013, 2012 and 2011:

(dollars in thousands)	December 31,
	2013	2012	2011
Impaired loans without a valuation allowance	$10,790	$27,594	$23,463
Impaired loans with a valuation allowance	21,743	13,421	14,736
Total impaired loans	$32,533	$41,015	$38,199

Valuation allowance related to impaired loans	$5,610	$2,943	$3,104
Total nonaccrual loans	10,420	15,846	10,564
Total loans past-due ninety days or more and
still accruing	-	202	748

The recorded investment in loans that are impaired in accordance with ASC 310 totaled $32.5 million, $41.0 million, and $38.2 million at December 31, 2013, 2012 and 2011, respectively. The amounts of related valuation allowances were $5.6 million, $2.9 million, and $3.1 million, respectively at those dates.  For the years ended December 31, 2013, 2012 and 2011 the average recorded investment in impaired loans was approximately $33.7 million, $40.8 million, and $70.7 million, respectively.  Republic earned $1.2 million, $1.6 million, and $1.8 million of interest income on impaired loans (internally classified accruing loans) in 2013, 2012, and 2011, respectively.  There were no commitments to extend credit to any borrowers with impaired loans as of the end of the periods presented herein.

Total impaired loans decreased by $8.5 million, or 21%, during the year ended December 31, 2013.  This decrease was the result of balance payoffs and credit upgrades processed in 2013.  The valuation allowance related to impaired loans increased to $5.6 million at December 31, 2013 compared to $2.9 million at December 31, 2012.

At December 31, 2013 and 2012, internally classified accruing loans totaled approximately $22.1 million and $25.2 million, respectively.  The amounts of related valuation allowance were $4.0 million and $1.6 million, respectively at those dates.  Republic had delinquent loans as follows: (i) 30 to 59 days past due, at December 31, 2013 and 2012, in the aggregate principal amount of $21.5 million and $1.1 million respectively; and (ii) 60 to 89 days past due, at December 31, 2013 and 2012 in the aggregate principal amount of $7.0 million and $27.8 million, respectively.  The increase in loan balances 30 to 59 days past due was the result of delinquency in two lending relationships at December 31, 2013, one of which in the amount of $12.7 million moved into 30 to 59 days past due at December 31, 2013 from 60 to 89 days past due as of December 31, 2012.  Management has engaged in active discussions with both relationships to address these delinquencies and is confident that acceptable resolutions will be achieved in the near term.

Deposits

Total deposits at December 31, 2013 were $869.5 million, a decrease of $19.7 million or 2.2% from total deposits of $889.2 million at December 31, 2012.  Total deposits by account type at December 31, 2013, 2012 and 2011 are as follows:

(dollars in thousands)	At December 31,
	2013	2012	2011
Demand deposits, non-interest bearing	$157,806	$145,407	$226,287
Demand deposits, interest bearing	230,221	180,440	109,242
Money market & savings deposits	402,671	440,120	400,141
Time deposits	78,836	123,234	216,941
Total deposits	$869,534	$889,201	$952,611

In general, Republic pays higher interest rates on time deposits compared to other deposit categories.  Republic’s various deposit liabilities may fluctuate from period-to-period, reflecting customer behavior and strategies to optimize net interest income.  The decrease in total deposits to $869.5 million at December 31, 2013 from $889.2 million at December 31, 2012 was primarily the result of $44.4 million decrease in time deposits and a $37.5 million decrease in money market and savings deposits. We have intentionally allowed internet based certificates of deposit to mature and roll off to reduce our cost of funds. These decreases have been offset by strong growth in interest bearing demand deposits of $49.8 million and a $12.4 million increase within non-interest bearing deposits, which reflect our retail-focused strategy of gathering low-cost core deposits.  This strategy has also allowed us to significantly reduce our dependence on the more volatile sources of funding in brokered and internet based certificates of deposit.

The average balances and weighted average rates of Republic’s deposits for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Years Ended December 31,
	2013		2012		2011
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposits:
Non-interest bearing	$149,125		$136,999		$119,189
Interest bearing	192,224	0.43%	146,319	0.54%	91,577	0.64%
Money market & savings deposits	417,652	0.43%	433,422	0.63%	345,885	1.00%
Time deposits	92,484	0.94%	155,549	1.10%	244,741	1.23%
Total deposits	$851,485	0.41%	$872,289	0.60%	$801,392	0.88%

The remaining maturity of certificates of deposit for $100,000 or more as of December 31, 2013 is as follows:

(dollars in thousands)
Maturity:
3 months or less	$7,163
3 to 6 months	3,242
6 to 12 months	11,593
Over 12 months	17,407
Total	$39,405

The following is a summary of the remaining maturity of time deposits, which includes certificates of deposits of $100,000 or more, as of December 31, 2013:

(dollars in thousands)
Maturity:
2014	$53,294
2015	12,980
2016	11,253
2017	462
2018	847
Thereafter	-
Total	$78,836

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $109.3 million and $99.7 million and standby letters of credit of approximately $2.7 million and $4.3 million at December 31, 2013 and 2012, respectively.  Commitments often expire without being drawn upon. The $109.3 million of commitments to extend credit at December 31, 2013, substantially all were variable rate commitments.

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

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013:

(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Minimum annual rentals or non-cancellable operating leases	$43,055	$2,547	$4,923	$4,891	$30,694
Remaining contractual maturities of time deposits	78,836	53,294	24,233	1,309	-
Subordinated debt	22,476	-	-	-	22,476
Director and Officer retirement plan obligations	1,368	459	200	219	490
Loan commitments	109,315	58,980	4,264	8,052	38,019
Standby letters of credit	2,684	2,299	-	-	385
Total	$257,734	$117,579	$33,620	$14,471	$92,064

As of December 31, 2013, we had entered into non-cancelable lease agreements for our main office and operations center, twelve current Republic retail branch facilities, and two loan offices, expiring through August 31, 2043, including renewal options. The leases are accounted for as operating leases. The minimum rental payments required under these leases are $43.1 million through the year 2043, including renewal options.   We have retirement plan agreements with certain directors and officers.  At December 31, 2013, the accrued benefits under the plan were approximately $1.4 million, with a minimum age of 65 established to qualify for the payments.

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

The following tables present a summary of our GAP analysis at December 31, 2013.  Amounts shown in the table include both estimated maturities and instruments scheduled to re-price, including prime based loans.  For purposes of these tables, we have used assumptions based on industry data and historical experience to calculate the expected maturity of loans because, statistically, certain categories of loans are prepaid before their maturity date, even without regard to interest rate fluctuations. Additionally, certain prepayment assumptions were made with regard to investment securities based upon the expected prepayment of the underlying collateral of the mortgage-backed securities. The interest rate on a portion of the CDOs is variable and adjusts quarterly.

Interest Rate Sensitivity Gap
As of December 31, 2013

(dollars in thousands)	0 – 90 Days	91-180 Days	181-365 Days	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More than 5 Years	Financial Statement Total	Fair Value

Interest sensitive assets:
Investment securities and other interest-bearing balances	$25,116	$1,833	$3,467	$11,356	$15,914	$15,397	$7,022	$149,732	$229,837	$229,837
Average interest rate	0.93%	1.42%	1.67%	1.52%	2.07%	2.52%	2.38%	2.49%	2.32%
Loans receivable	274,709	19,651	23,975	42,263	67,880	93,868	99,021	62,875	684,242	677,725
Average interest rate	5.02%	5.56%	5.90%	4.80%	5.04%	4.54%	4.40%	6.02%	4.99%
Total	$299,825	$21,484	$27,442	$53,619	$83,794	$109,265	$106,043	$212,607	$914,079	$907,562

Cumulative totals	$299,825	$321,309	$348,751	$402,370	$486,164	$595,429	$701,472	$914,079

Interest sensitive liabilities:
Demand interest bearing(1)	$12,436	$12,436	$24,871	$18,782	$16,533	$14,316	$12,400	$118,447	$230,221	$230,221
Average interest rate	0.39%	0.39%	0.39%	0.38%	0.38%	0.38%	0.38%	0.37%	0.41%
Savings accounts(1)	6,427	6,427	12,854	14,672	10,278	7,596	5,759	33,648	97,661	97,661
Average interest rate	0.45%	0.45%	0.45%	0.46%	0.46%	0.46%	0.46%	0.48%	0.46%
Money market accounts(1)	3,480	3,480	6,959	6,042	11,231	48,403	39,829	185,586	305,010	305,010
Average interest rate	0.40%	0.40%	0.40%	0.40%	0.36%	0.33%	0.33%	0.33%	0.33%
Time deposits	18,494	9,122	25,679	12,979	11,253	463	846	-	78,836	79,323
Average interest rate	0.61%	0.52%	0.68%	1.24%	1.90%	1.17%	1.00%	-	0.91%
Subordinated debt	11,341	-	-	-	-	-	-	11,135	22,476	17,835
Average interest rate	1.96%	-	-	-	-	-	-	8.00%	4.95%
Total	$52,178	$31,465	$70,363	$52,475	$49,295	$70,778	$58,834	$348,816	$734,204	$730,050

Cumulative totals	$52,178	$83,643	$154,006	$206,481	$255,776	$326,554	$385,388	$734,204

Interest rate sensitivity GAP	$247,647	$(9,981)	$(42,921)	$1,144	$34,499	$38,487	$47,209	$(136,209)
Cumulative GAP	$247,647	$237,666	$194,745	$195,889	$230,388	$268,875	$316,084	$179,875
Interest sensitive assets/Interest sensitive liabilities	574.62%	384.14%	226.45%	194.87%	190.07%	182.34%	182.02%	124.50%
Cumulative GAP/ Total earning assets	27.09%	26.00%	21.31%	21.43%	25.20%	29.41%	34.58%	19.68%

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

Net Portfolio Value and Net Interest Income Analysis

The income simulation models management used to measure interest rate risk and manage interest rate sensitivity generates estimates of the change in net portfolio value (NPV) and net interest income (NII) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as a % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change (in Basis Points)

+400	$113,702	$29,820	35.55%	12.53%	145
+300	111,314	27,432	32.70%	12.03%	95
+200	104,857	20,705	24.68%	11.12%	35
+100	94,863	10,981	13.09%	9.96%	(56)
Static	83,882	-	0.00%	8.73%	-
-100	71,509	(12,373)	(14.75)%	7.37%	(134)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a forecasted twelve-month period under rising and falling interest rate scenarios.  The following table shows the NII model as of December 31, 2013 (dollars in thousands):

Change in Interest Rates in Basis Points(1)	Net Interest Income	$ Change	% Change

+400	$ 36,121	565	1.59%
+300	35,971	415	1.17%
+200	35,851	295	0.83%
+100	35,722	166	0.47%
Static	35,556	-	0.00%
-100	35,404	(152)	(0.43)%

(1)	The net interest income results were calculated assuming a rate ramp, achieving the rate change over a 12-month period, not an immediate and sustained rate shock.

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

Management believes that the assumptions utilized in evaluating our estimated net interest income are reasonable; however, the interest rate sensitivity of our assets, liabilities and off-balance sheet financial instruments as well as the estimated effect of changes in interest rates on estimated net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based. Periodically, we may and do make significant changes to underlying assumptions, which are wholly judgmental.  Prepayments on residential mortgage loans and mortgage-backed securities have increased over historical levels in recent years due to the lower interest rate environment, and may result in reductions in margins.

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

On June 10, 2008, Republic First Bancorp Capital Trust IV (Trust IV) issued $10.8 million of convertible trust preferred securities as part of our strategic capital plan.  The securities were purchased by investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp, and, since the investment, a consultant to the Company.  The investor group also included a family trust of Harry D. Madonna, our chairman, president and chief executive officer, and Theodore J. Flocco, Jr., who, since the investment, has been elected to our Board of Directors and serves as the Chairman of our Audit Committee.  Trust IV also issued $0.3 million of common securities to us.  Trust IV purchased $11.1 million of our fixed rate junior subordinated convertible debentures due 2038, which pay interest at an annual rate of 8.0% and are redeemable on any interest payment date (a) at any time on or after June 13, 2013 if the closing price of our common stock for 20 trading days in the period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption exceeds 120% of the then-applicable conversion price, or (b) on or after June 30, 2018, without a prepayment penalty.  The trust preferred securities of Trust IV are currently convertible into approximately 1.7 million shares of our common stock, which is subject to customary adjustments.

Shareholders’ equity as of December 31, 2013 totaled approximately $62.9 million compared to approximately $69.9 million as of December 31, 2012.  The book value per share of our common stock decreased from $2.69 as of December 31, 2012, based upon 25,972,897 shares outstanding, as adjusted for treasury stock and deferred compensation plan shares, to $2.42 as of December 31, 2013, based upon 25,972,897 shares outstanding at December 31, 2013, as adjusted for treasury stock and deferred compensation plan shares.

Regulatory Capital Requirements

The Company is required to comply with certain “risk-based” capital adequacy guidelines issued by the FRB and the FDIC. The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the “credit-equivalent” amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, banks are expected to meet a minimum target ratio for “qualifying total capital” to weighted risk assets of 8%, at least one-half of which is to be in the form of “Tier 1 capital”. Qualifying total capital is divided into two separate categories or “tiers”. “Tier 1 capital” includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. “Tier 2 capital” components (limited in the aggregate to one-half of total qualifying capital) includes allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of “hybrid” capital instruments, subordinated debt and other preferred stock. Applying the federal guidelines, the ratio of qualifying total capital to weighted-risk assets was 11.53% and 12.73% at December 31, 2013 and 2012, respectively, and as required by the guidelines, at least one-half of the qualifying total capital consisted of Tier l capital elements. Tier l risk-based capital ratios on December 31, 2013 and 2012 were 10.28% and 11.48%, respectively. At December 31, 2013 and 2012, we exceeded the requirements for risk-based capital adequacy under federal guidelines.  At December 31, 2013 and 2012, our leverage ratio was 8.59% and 9.01%, respectively.

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

Under FDIC regulations, a bank is deemed to be “well capitalized” when it has a “leverage ratio” (“Tier l capital to total assets”) of at least 5%, a Tier l capital to weighted-risk assets ratio of at least 6%, and a total capital to weighted-risk assets ratio of at least 10%. At December 31, 2013 and 2012, Republic was considered “well capitalized” under FDIC regulations.

The following table presents our regulatory capital ratios at December 31, 2013 and 2012:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2013:

Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%
Tier one risk based capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%
Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

At December 31, 2012:

Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-%
Tier one risk based capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-%
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-%

Management believes that the Company and Republic met, as of December 31, 2013 and 2012, all capital adequacy requirements to which we are subject. In the current year, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act. There are no calculations or events since that notification which management believes would have changed Republic’s category.

The Company and Republic’s ability to maintain the required levels of capital is substantially dependent upon the success of their capital and business plans, the impact of future economic events on Republic’s loan customers and Republic’s ability to manage its interest rate risk, growth and other operating expenses.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Our target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. Our most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $35.9 million at December 31, 2013, compared to $128.0 million at December 31, 2012. Loan maturities and repayments are another source of asset liquidity. At December 31, 2013, Republic estimated that more than $35.0 million of loans would mature or repay in the six-month period ending June 30, 2014. Additionally, the majority of our investment securities are available to satisfy liquidity requirements through sales on the open market or by pledging as collateral to access credit facilities. At December 31, 2013, we had outstanding commitments (including unused lines of credit and letters of credit) of $112.0 million. Certificates of deposit scheduled to mature in one year totaled $53.3 million at December 31, 2013. We anticipate that we will have sufficient funds available to meet all current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the FHLB. We have established a line of credit with the FHLB of Pittsburgh.  Our maximum borrowing capacity with the FHLB was $372.6 million at December 31, 2013. As of December 31, 2013 and 2012, we had no outstanding borrowings with the FHLB. We also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing our liquidity position. We had no amounts outstanding against the ACBB line of credit at December 31, 2013 and 2012.

Variable Interest Entities

The Company follows the guidance under ASC 810, Consolidation, with regard to variable interest entities.  ASC 810 clarifies the application of consolidation principles for certain legal entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

See “Management Discussion and Analysis of Results of Operations and Financial Condition – Interest Rate Risk Management”.

Item 8:  Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company begin on page 65.

Tel: 717-233-8800	320 Market Street, 6th Floor
Fax: 717-233-8801	Harrisburg, PA 17101
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and Subsidiaries (the “Bancorp”), Inc. as of December 31, 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries at December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2014 expressed an unqualified opinion.

Harrisburg, Pennsylvania
March 24, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders

Republic First Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Republic First Bancorp, Inc. and Subsidiaries (the “Bancorp”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
March 15, 2013

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except per share data)
	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,525	$9,097
Interest bearing deposits with banks	23,355	118,907
Cash and cash equivalents	35,880	128,004

Investment securities available for sale, at fair value	204,891	189,259
Investment securities held to maturity, at amortized cost (fair value of $21 and $69, respectively)	21	67
Restricted stock, at cost	1,570	3,816
Loans held for sale	4,931	82
Loans receivable (net of allowance for loan losses of $12,263 and $9,542, respectively)	667,048	608,359
Premises and equipment, net	22,748	21,976
Other real estate owned, net	4,059	8,912
Accrued interest receivable	3,049	3,128
Bank owned life insurance	-	10,490
Other assets	17,468	14,565
Total Assets	$961,665	$988,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$157,806	$145,407
Demand – interest bearing	230,221	180,440
Money market and savings	402,671	440,120
Time deposits	78,836	123,234
Total Deposits	869,534	889,201
Accrued interest payable	237	301
Other liabilities	6,519	6,778
Subordinated debt	22,476	22,476
Total Liabilities	898,766	918,756

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	107,078	106,753
Accumulated deficit	(37,708)	(34,228)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan (112,542 shares)	(809)	(809)
Accumulated other comprehensive income (loss)	(2,828)	1,020
Total Shareholders’ Equity	62,899	69,902
Total Liabilities and Shareholders’ Equity	$961,665	$988,658

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on taxable loans	$31,986	$32,326	$32,954
Interest and fees on tax-exempt loans	349	265	301
Interest and dividends on taxable investment securities	4,435	4,899	4,416
Interest and dividends on tax-exempt investment securities	250	470	457
Interest on federal funds sold and other interest-earning assets	185	300	145
Total interest income	37,205	38,260	38,273
Interest expense:
Demand- interest bearing	825	796	590
Money market and savings	1,786	2,718	3,457
Time deposits	867	1,718	3,017
Other borrowings	1,112	1,134	1,135
Total interest expense	4,590	6,366	8,199
Net interest income	32,615	31,894	30,074
Provision for loan losses	4,935	1,350	15,966
Net interest income after provision for loan losses	27,680	30,544	14,108
Non-interest income:
Loan advisory and servicing fees	1,615	1,251	480
Gain on sales of SBA loans	5,338	5,531	5,263
Service fees on deposit accounts	1,046	922	768
Legal settlements	238	155	2,780
Gain on sale of investment securities	703	737	640
Other-than-temporary impairment losses	-	(35)	(49)
Portion recognized in other comprehensive income (before taxes)	-	1	7
Net impairment loss on investment securities	-	(34)	(42)
Bank owned life insurance income	13	73	137
Other non-interest income	263	193	555
Total non-interest income	9,216	8,828	10,581
Non-interest expenses:
Salaries and employee benefits	17,064	16,512	15,197
Occupancy	3,635	3,454	3,336
Depreciation and amortization	2,105	2,006	2,107
Legal	1,878	2,966	1,948
Other real estate owned	3,179	763	7,301
Advertising	447	307	334
Data processing	1,000	1,187	1,163
Insurance	625	654	829
Professional fees	1,420	1,106	1,600
Regulatory assessments and costs	1,257	1,367	1,913
Taxes, other	557	594	862
Legal settlement	1,875	-	-
Other operating expenses	5,369	4,986	4,610
Total non-interest expense	40,411	35,902	41,200
Income (loss) before provision (benefit) for income taxes	(3,515)	3,470	(16,511)
Provision (benefit) for income taxes	(35)	(144)	8,191
Net income (loss)	$(3,480)	$3,614	$(24,702)
Net income (loss) per share:
Basic	$(0.13)	$0.14	$(0.95)
Diluted	$(0.13)	$0.14	$(0.95)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income (loss)	$(3,480)	$3,614	$(24,702)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities (pre-tax $(5,301), $2,368 and $2,233, respectively)	(3,398)	1,517	1,437
Reclassification adjustment for securities gains (pre-tax $703, $737 and $640, respectively)	(450)	(472)	(416)
Reclassification adjustment for impairment charge (pre-tax $-, $34 and $42, respectively)	-	22	27

Total other comprehensive income (loss)	(3,848)	1,067	1,048

Total comprehensive income (loss)	$(7,328)	$4,681	$(23,654)

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(3,480)	$3,614	$(24,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,935	1,350	15,966
(Gain) loss on sale of other real estate owned	(68)	10	4,804
Write down of other real estate owned	2,567	130	1,299
Depreciation and amortization	2,105	2,006	2,107
Deferred income taxes	(304)	(225)	8,262
Stock based compensation	325	370	359
Gain on sale of investment securities	(703)	(737)	(640)
Impairment charges on investment securities	-	34	42
Amortization of premiums on investment securities	731	440	75
Proceeds from sales of SBA loans originated for sale	57,939	56,983	56,748
SBA loans originated for sale	(57,450)	(50,609)	(52,410)
Gains on sales of SBA loans originated for sale	(5,338)	(5,531)	(5,263)
Increase in value of bank owned life insurance	(13)	(73)	(137)
Net (increase) decrease in accrued interest receivable and other assets	(363)	(222)	1,734
Decrease in accrued interest payable and other liabilities	(323)	(336)	(330)
Net cash provided by operating activities	560	7,204	7,914

Cash flows from investing activities
Purchase of investment securities available for sale	(62,544)	(72,464)	(80,987)
Proceeds from the sale of securities available for sale	7,946	25,784	34,277
Proceeds from the maturity or call of securities available for sale	32,931	33,670	17,969
Proceeds from the maturity or call of securities held to maturity	48	75	7
Proceeds from redemption of FHLB stock	2,246	1,505	1,180
Net increase in loans	(63,870)	(35,174)	(13,865)
Proceeds from sale of loans	-	-	22,576
Net proceeds from sale of other real estate owned	2,600	334	9,447
Proceeds from death benefit on bank owned life insurance	-	-	2,275
Surrender proceeds on bank owned life insurance	10,503	-	-
Premises and equipment expenditures	(2,877)	(475)	(584)
Net cash used in investing activities	(73,017)	(46,745)	(7,705)

Cash flows from financing activities
Net increase in demand, money market and savings deposits	24,731	30,297	211,067
Net decrease in time deposits	(44,398)	(93,707)	(16,186)
Net cash (used in) provided by financing activities	(19,667)	(63,410)	194,881

Net (decrease) increase in cash and cash equivalents	(92,124)	(102,951)	195,090
Cash and cash equivalents, beginning of year	128,004	230,955	35,865
Cash and cash equivalents, end of year	$35,880	$128,004	$230,955

Supplemental disclosures:
Interest paid	$4,654	$7,114	$8,103
Income taxes paid	$235	$-	$-
Non-cash transfers from loans to other real estate owned	$246	$2,907	$6,792

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2011	$265	$106,024	$(13,140)	$(3,099)	$(809)	$(1,095)	$88,146

Net loss			(24,702)				(24,702)
Other comprehensive income, net of tax						1,048	1,048
Stock based compensation		359					359

Balance December 31, 2011	$265	$106,383	$(37,842)	$(3,099)	$(809)	$(47)	$64,851

Net income			3,614				3,614
Other comprehensive income, net of tax						1,067	1,067
Stock based compensation		370					370

Balance December 31, 2012	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net loss			(3,480)				(3,480)
Other comprehensive loss, net of tax						(3,848)	(3,848)
Stock based compensation		325					325

Balance December 31, 2013	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence.   Management also makes assumptions on the amount of future taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments that are consistent with the plans and estimates used to manage the Company’s business.  As a result of cumulative losses in recent years and the slow and uneven growth in the current economic environment, the Company has decided to currently exclude future taxable income from its analysis of the ability to recover deferred tax assets and has recorded a valuation allowance against its deferred tax assets.  An increase or decrease in the valuation allowance would result in an adjustment to income tax expense in the period and could have a significant impact on the Company’s future earnings.

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

Restrictions on Cash and Due from Banks

Republic is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those balances for the reserve computation periods that include December 31, 2013 and 2012 were approximately $3.1 million and $1.6 million, respectively. These requirements were satisfied through the restriction of vault cash and a balance at the Federal Reserve Bank of Philadelphia.

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

Investment securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, the intent to hold the security and the likelihood of the Company not being required to sell the security prior to an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the portion of the decline related to credit impairment is charged to earnings. Impairment charges on bank pooled trust preferred securities of $0, $34,000, and $42,000 were recognized during the years ended December 31, 2013, 2012 and 2011, respectively, as a result of estimated other-than-temporary impairment.

Restricted Stock

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2013 and 2012.  As of those dates, restricted stock consisted of investments in the capital stock of the FHLB of Pittsburgh and Atlantic Central Bankers Bank (“ACBB”).  The required investment in the capital stock of the FHLB is calculated based on outstanding loan balances and open credit facilities with the FHLB.  Excess investments are returned to Republic on a quarterly basis. In December 2009, the FHLB notified member banks that it was temporarily suspending the repurchase of capital stock along with all dividend payments.  In October 2010, the FHLB of Pittsburgh lifted this suspension and began partial repurchases of excess investments in its capital stock.  During 2013 the FHLB of Pittsburgh repurchased all excess restricted stock outstanding and made regular quarterly dividend payments.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments would represent management’s estimate of losses inherent in its unfunded loan commitments and would be recorded in other liabilities on the consolidated balance sheet, if necessary. The allowance for credit losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

Loans Held for Sale

Loans held for sale consist of the guaranteed portion of SBA loans that the Company intends to sell after origination and are reflected at the lower of aggregate cost or fair value. When the sale of the loan occurs, the premium received is combined with the estimated present value of future cash flows on the related servicing asset and recorded as a Gain on the Sale of SBA loans which is categorized as non-interest income. Subsequent fees collected for servicing of the sold portion of a loan are combined with fair value adjustments to the SBA servicing asset and recorded as a net amount in Loan Advisory and Servicing Fees, which is also categorized as non-interest income.

Guarantees

The Company accounts for guarantees in accordance with ASC 815 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  ASC 815 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has financial and performance letters of credit.  Financial letters of credit require the Company to make payment if the customer’s financial condition deteriorates, as defined in the agreements.   Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations.  The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2013 is $2.7 million and they expire as follows: $2.3 million in 2014 and $385,000 in 2019.  Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Bank Owned Life Insurance

The Company carries no investment in bank owned life insurance (“BOLI”) policies as of December 31, 2013.

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

Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which stock options, restricted stock or stock appreciation rights may be granted to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2013, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant.  Options granted pursuant to the Plan vest within one to four years from the date of grant and have a maximum term of 10 years.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSE”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income.  In 2013, 2012 and 2011, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the years ended December 31, 2013, 2012 and 2011 is as follows:

(dollars in thousands, except per share amounts)	2013	2012	2011

Net income (loss) - basic and diluted	$(3,480)	$3,614	$(24,702)

Weighted average shares outstanding	25,973	25,973	25,973
Net income (loss) per share – basic	$(0.13)	$0.14	$(0.95)

Weighted average shares outstanding (including dilutive CSEs)	25,973	25,992	25,973
Net income (loss) per share – diluted	$(0.13)	$0.14	$(0.95)

Comprehensive Income / (Loss)

The Company presents as a component of comprehensive income (loss) the amounts from transactions and other events, which currently are excluded from the consolidated statements of operations and are recorded directly to shareholders’ equity.  These amounts consist of unrealized holding gains (losses) on available for sale securities.

Trust Preferred Securities

The Company has sponsored three outstanding issues of corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debentures of the corporation, more commonly known as trust preferred securities. The subsidiary trusts are not consolidated with the Company for financial reporting purposes.  The purpose of the issuances of these securities was to increase capital.  The trust preferred securities qualify as Tier 1 capital for regulatory purposes in amounts up to 25% of total Tier 1 capital. See Note 7 "Borrowings" for further information regarding the issuances.

Variable Interest Entities

The Company follows the guidance under ASC 810, Consolidation, with regard to variable interest entities.  ASC 810 clarifies the application of consolidation principles for certain legal entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under ASC 810 if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of ASC 810 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

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

Recent Accounting Pronouncements

ASU 2014-04

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force.  The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  For public business entities, the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The Company does not believe the adoption of the amendment to this guidance will have a material impact on the financial statements.

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

Reclassifications

Certain reclassifications have been made to 2012 and 2011 information to conform to the 2013 presentation.  The reclassifications had no effect on results of operations.

3.	Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at December 31, 2013 and 2012 is as follows:

	At December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$127,242	$665	$(4,467)	$123,440
Mortgage-backed securities	15,669	623	(111)	16,181
Municipal securities	9,737	68	(162)	9,643
Corporate bonds	32,174	1,079	-	33,253
Asset-backed securities	19,089	318	-	19,407
Trust preferred securities	5,277	-	(2,427)	2,850
Other securities	115	2	-	117
Total securities available for sale	$209,303	$2,755	$(7,167)	$204,891

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

	At December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$97,959	$1,830	$(6)	$99,783
Mortgage-backed securities	20,626	1,014	-	21,640
Municipal securities	11,150	967	(16)	12,101
Corporate bonds	32,231	639	(185)	32,685
Asset-backed securities	19,785	135	(191)	19,729
Trust preferred securities	5,785	-	(2,598)	3,187
Other securities	131	3	-	134
Total securities available for sale	$187,667	$4,588	$(2,996)	$189,259

U.S. Government agencies	$1	$-	$-	$1
Other securities	66	2	-	68
Total securities held to maturity	$67	$2	$-	$69

The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at December 31, 2013 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$1,192	$1,195	$-	$-
After 1 year to 5 years	74,270	74,351	21	21
After 5 years to 10 years	123,418	118,653	-	-
After 10 years	10,423	10,692	-	-
Total	$209,303	$204,891	$21	$21

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of December 31, 2013 and December 31, 2012, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of December 31, 2013 and December 31, 2012.  In addition, the Company did not hold any private label CMO’s as of December 31, 2013 and December 31, 2012.  As of December 31, 2013 and December 31, 2012, the asset-backed securities held in the investment securities portfolio consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  There were no impairment charges (credit losses) on trust preferred securities for the year ended December 31, 2013. Impairment charges (credit losses) on trust preferred securities for the years ended December 31, 2012 and 2011 amounted to $34,000 and $42,000, respectively.

The Company realized gross gains on the sale of securities of $703,000 in 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains in 2013 amounted to approximately $253,000.  The Company realized gross gains on the sale of securities of $737,000 in 2012.  The related sale proceeds amounted to $25.8 million.  The tax provision applicable to these gross gains in 2012 amounted to approximately $265,000.  The Company realized gross gains on the sale of securities of $640,000 in 2011. The related sale proceeds amounted to $34.3 million.  The tax provision applicable to these gross gains in 2011 amounted to approximately $224,000.

At December 31, 2013 and 2012, investment securities in the amount of approximately $113.1 million and $100.8 million, respectively, were pledged as collateral for public deposits and certain other deposits as required by law.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at December 31, 2013 and 2012 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2013	2012

Beginning Balance, January 1st	$3,959	$3,925
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	34
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, December 31st	$3,959	$3,959

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012:

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$73,137	$3,923	$8,697	$544	$81,834	$4,467
Mortgage-backed securities	1,450	41	1,123	70	2,573	111
Municipal securities	5,108	162	-	-	5,108	162
Corporate bonds	-	-	-	-	-	-
Trust preferred securities	-	-	2,850	2,427	2,850	2,427
Total	$79,695	$4,126	$12,670	$3,041	$92,365	$7,167

	At December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$9,991	$6	$-	$-	$9,991	$6
Municipal securities	1,050	16	-	-	1,050	16
Corporate bonds	-	-	9,811	185	9,811	185
Asset-backed securities	9,218	191	-	-	9,218	191
Trust preferred securities	-	-	3,187	2,598	3,187	2,598
Total	$20,259	$213	$12,998	$2,783	$33,257	$2,996

The impairment of the investment portfolio totaled $7.2 million with a total fair value of $92.4 million at December 31, 2013.  The most significant components of this impairment are related to the collateralized mortgage obligations and trust preferred securities held in the portfolio. The unrealized losses on the CMO’s are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.   The Company does not currently intend to sell these securities prior to maturity or recovering the cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At December 31, 2013, the investment portfolio included twenty-five collateralized mortgage obligations with a total market value of $123.4 million.  Seventeen of these securities carried an unrealized loss at December 31, 2013.  At December 31, 2013, the investment portfolio included forty-two mortgage-backed securities with a total market value of $16.2 million.  Two of these securities carried an unrealized loss at December 31, 2013. Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of December 31, 2013.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about trust preferred securities as of December 31, 2013.

(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2013 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$39	$(10)	B	6	18%	0.34%	$-
Preferred Term Securities VII	Mezzanine Notes	989	726	(263)	C	11	54	0.36	2,173
TPREF Funding II	Class B Notes	739	336	(403)	C	17	41	0.39	260
TPREF Funding III	Class B2 Notes	1,520	696	(824)	C	17	34	0.31	480
Trapeza CDO I, LLC	Class C1 Notes	556	284	(272)	C	9	49	0.38	470
ALESCO Preferred Funding IV	Class B1 Notes	604	358	(246)	C	41	6	0.36	396
ALESCO Preferred Funding V	Class C1 Notes	820	411	(409)	C	39	24	0.36	180
Total		$5,277	$2,850	$(2,427)		140	38%		$3,959

At December 31, 2013, the investment portfolio included seventeen municipal securities with a total market value of $9.6 million.  Nine of these securities carried an unrealized loss at December 31, 2013.  Each of the municipal securities are reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.3 million.  As of December 31, 2013, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

4.	Loans Receivable

The following table sets forth the Company’s gross loans by major categories as of December 31, 2013 and 2012:

(dollars in thousands)	December 31, 2013	December 31, 2012

Commercial real estate	$342,794	$335,561
Construction and land development	23,977	26,659
Commercial and industrial	118,209	103,768
Owner occupied real estate	160,229	126,242
Consumer and other	31,981	23,449
Residential mortgage	2,359	2,442
Total loans receivable	679,549	618,121
Deferred costs (fees)	(238)	(220)
Allowance for loan losses	(12,263)	(9,542)
Net loans receivable	$667,048	$608,359

A loan is considered impaired, in accordance with ASC 310 Receivables, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate	$6,850	$6,971	$-	$19,231	$20,000	$-
Construction and land development	902	4,076	-	3,153	6,312	-
Commercial and industrial	2,043	2,882	-	3,793	7,106	-
Owner occupied real estate	542	862	-	505	505	-
Consumer and other	453	711	-	912	1,146	-
Total	$10,790	$15,502	$-	$27,594	$35,069	$-

With an allowance recorded:
Commercial real estate	$13,044	$13,044	$3,679	$6,085	$6,085	$1,077
Construction and land development	716	3,867	237	593	3,700	70
Commercial and industrial	4,889	7,634	1,254	3,147	3,255	861
Owner occupied real estate	2,891	2,891	430	3,450	3,450	860
Consumer and other	203	210	10	146	155	75
Total	$21,743	$27,646	$5,610	$13,421	$16,645	$2,943

Total:
Commercial real estate	$19,894	$20,015	$3,679	$25,316	$26,085	$1,077
Construction and land development	1,618	7,943	237	3,746	10,012	70
Commercial and industrial	6,932	10,516	1,254	6,940	10,361	861
Owner occupied real estate	3,433	3,753	430	3,955	3,955	860
Consumer and other	656	921	10	1,058	1,301	75
Total	$32,533	$43,148	$5,610	$41,015	$51,714	$2,943

The following table presents additional information regarding the Company’s impaired loans for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$14,062	$731	$15,675	$821
Construction and land development	1,954	35	4,587	112
Commercial and industrial	2,783	19	4,366	128
Owner occupied real estate	347	9	912	32
Consumer and other	651	6	875	9
Total	$19,797	$800	$26,415	$1,102

With an allowance recorded:
Commercial real estate	$6,261	$195	$7,207	$312
Construction and land development	499	-	1,163	-
Commercial and industrial	3,881	40	3,393	47
Owner occupied real estate	3,139	146	2,542	154
Consumer and other	110	-	87	-
Total	$13,890	$381	$14,392	$513

Total:
Commercial real estate	$20,323	$926	$22,882	$1,133
Construction and land development	2,453	35	5,750	112
Commercial and industrial	6,664	59	7,759	175
Owner occupied real estate	3,486	155	3,454	186
Consumer and other	761	6	962	9
Total	$33,687	$1,181	$40,807	$1,615

The total average recorded investment on the Company’s impaired loans for the years ended December 31, 2013, 2012, and 2011 were $33.7 million, $40.8 million, and $70.7 million, respectively,  and the related interest income recognized for those dates was $1.2 million, $1.6 million, and $1.9 million, respectively.  If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $488,000, $699,000, and $583,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Included in loans are loans due from directors and other related parties of $8.8 million, $9.1 million, and $16.9 million at December 31, 2013, 2012, and 2011, respectively.  All loans made to directors have substantially the same terms and interest rates as other bank borrowers.  The Board of Directors approves loans to individual directors to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of year	$9,128	$16,941	$16,376
Additions	51	259	1,727
Repayments	(417)	(8,072)	(1,162)
Balance at end of year	$8,762	$9,128	$16,941

5.    Allowances for Loan Losses

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the years ended December 31, 2013, 2012, and 2011:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Year ended December, 2013
Allowance for loan losses:

Beginning balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(1,291)	(60)	(611)	(320)	(75)	-	-	(2,357)
Recoveries	54	-	63	-	26	-	-	143
Provisions (credits)	3,712	735	977	(662)	40	(3)	136	4,935
Ending balance	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Year ended December, 2012
Allowance for loan losses:

Beginning Balance:	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050
Charge-offs	(1,582)	(1,004)	(1,304)	-	(102)	-	-	(3,992)
Recoveries	-	105	-	-	29	-	-	134
Provisions (credits)	(1,811)	1,614	1,256	4	194	(6)	99	1,350
Ending balance	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Year ended December, 2011
Allowance for loan losses:

Beginning Balance:	$7,243	$837	$1,443	$1,575	$130	$41	$175	$11,444
Charge-offs	(8,783)	(3,719)	(1,088)	(1,838)	(41)	-	-	(15,469)
Recoveries	44	10	-	15	40	-	-	109
Provisions (credits)	8,868	3,430	1,573	2,211	(16)	(18)	(82)	15,966
Ending balance	$7,372	$558	$1,928	$1,963	$113	$23	$93	$12,050

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of December 31, 2013 and 2012:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$3,679	$237	$1,254	$430	$10	$-	$-	$5,610
Collectively evaluated for impairment	2,775	1,711	1,055	555	215	14	328	6,653
Total allowance for loan losses	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Loans receivable:
Loans evaluated individually	$19,894	$1,618	$6,932	$3,433	$656	$-	$-	$32,533
Loans evaluated collectively	322,900	22,359	111,277	156,796	31,325	2,359	-	647,016
Total loans receivable	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$-	$679,549

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2012

Allowance for loan losses:
Individually evaluated for impairment	$1,077	$70	$861	$860	$75	$-	$-	$2,943
Collectively evaluated for impairment	2,902	1,203	1,019	1,107	159	17	192	6,599
Total allowance for loan losses	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542

Loans receivable:
Loans evaluated individually	$25,316	$3,746	$6,940	$3,955	$1,058	$-	$-	$41,015
Loans evaluated collectively	310,245	22,913	96,828	122,287	22,391	2,442	-	577,106
Total loans receivable	$335,561	$26,659	$103,768	$126,242	$23,449	$2,442	$-	$618,121

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2013
Commercial real estate	$19,707	$5,635	$1,104	$26,446	$316,348	$342,794	$-
Construction and land development	-	-	1,618	1,618	22,359	23,977	-
Commercial and industrial	951	71	6,837	7,859	110,350	118,209	-
Owner occupied real estate	808	1,281	205	2,294	157,935	160,229	-
Consumer and other	38	-	656	694	31,287	31,981	-
Residential mortgage	-	-	-	-	2,359	2,359	-
Total	$21,504	$6,987	$10,420	$38,911	$640,638	$679,549	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2012
Commercial real estate	$772	$26,000	$7,987	$34,759	$300,802	$335,561	$-
Construction and land development	-	261	1,342	1,603	25,056	26,659	-
Commercial and industrial	86	-	4,693	4,779	98,989	103,768	-
Owner occupied real estate	285	1,562	968	2,815	123,427	126,242	-
Consumer and other	-	-	1,058	1,058	22,391	23,449	202
Residential mortgage	-	-	-	-	2,442	2,442	-
Total	$1,143	$27,823	$16,048	$45,014	$573,107	$618,121	$202

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within our internal risk rating system as of December 31, 2013 and 2012:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2013:
Commercial real estate	$305,974	$16,372	$20,448	$-	$342,794
Construction and land development	22,359	-	1,618	-	23,977
Commercial and industrial	110,629	611	6,969	-	118,209
Owner occupied real estate	155,648	1,485	3,096	-	160,229
Consumer and other	30,993	75	913	-	31,981
Residential mortgage	2,359	-	-	-	2,359
Total	$627,962	$18,543	$33,044	$-	$679,549

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2012:
Commercial real estate	$300,174	$9,174	$26,213	$-	$335,561
Construction and land development	22,652	261	3,746	-	26,659
Commercial and industrial	96,051	642	7,075	-	103,768
Owner occupied real estate	121,381	906	3,955	-	126,242
Consumer and other	22,033	100	1,316	-	23,449
Residential mortgage	2,442	-	-	-	2,442
Total	$564,733	$11,083	$42,305	$-	$618,121

The following table shows non-accrual loans by class as of December 31, 2013 and 2012:

(dollars in thousands)	December 31, 2013	December 31, 2012

Commercial real estate	$1,104	$7,987
Construction and land development	1,618	1,342
Commercial and industrial	6,837	4,693
Owner occupied real estate	205	968
Consumer and other	656	856
Residential mortgage	-	-
Total	$10,420	$15,846

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $488,000, $699,000, and $583,000, for 2013, 2012 and 2011, respectively.

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

The following table summarizes information with regard to troubled debt restructurings for the years ended December 31, 2013 and 2012:

(dollars in thousands)	Number of Loans	Accrual Status	Non-Accrual Status	Total TDRs
December 31, 2013
Commercial real estate	1	$103	$-	$103
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,894	-	1,894
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$1,997	$2,188	$4,185

December 31, 2012
Commercial real estate	1	$1,261	$-	$1,261
Construction and land development	1	2,069	-	2,069
Commercial and industrial	1	2,248	-	2,248
Owner occupied real estate	1	1,933	-	1,933
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	4	$7,511	$-	$7,511

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications made during the year ended December 31, 2013 that met the criteria of a TDR.

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

The Company modified one commercial and industrial loan during the year ended December 31, 2012. In accordance with the modified terms of the commercial and industrial loan, the Company implemented a hard maturity date whereas the loan had formerly been a demand note.  The loan has also been converted from interest only payments to a term-out of the debt on this loan.  In addition, the Company modified the amortization time frame and reduced the effective interest rate when compared to the interest rate of the original loan.  The Company also extended the maturity date of the loan.  The commercial and industrial loan had been an accruing loan.  During 2013 this loan was transferred to non-accrual status. The borrower has not remained current since the modification.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently defaulted during the year ended December 31, 2013.  There were no TDRs that subsequently defaulted during the year ended December 31, 2012.

6.	Premises and Equipment

A summary of premises and equipment is as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Land	$200	$200
Bank building	1,057	1,051
Leasehold improvements	19,017	18,714
Furniture, fixtures and equipment	7,670	6,894
Construction in progress	6,402	5,143
	34,346	32,002
Less accumulated depreciation	(11,598)	(10,026)
Net premises and equipment	$22,748	$21,976

Depreciation expense on premises, equipment and leasehold improvements amounted to approximately $2.1 million, $2.0 million, and $2.1 million in 2013, 2012 and 2011, respectively. The construction in progress balance of $6.4 million mainly represents costs incurred for the selection and development of future store locations.  Of this balance, $4.0 million represents land purchased for two specific store locations. Costs to complete the projects in process are estimated to be $5.0 million as of December 31, 2013.

7.	Borrowings

Republic has a line of credit with the Federal Home Loan Bank (“FHLB”) of Pittsburgh with a maximum borrowing capacity of $372.6 million as of December 31, 2013. As of December 31, 2013 and 2012, there were no fixed term or overnight advances against this line of credit.  There were no fixed term advances outstanding at any month-end during 2013 and 2012.  The maximum amount of overnight borrowings outstanding at any month-end was $0 in 2013 and 2012.

Republic also has a line of credit in the amount of $10.0 million available for the purchase of federal funds through another correspondent bank. At December 31, 2013 and 2012, Republic had no amount outstanding against this line.  The maximum amount of overnight advances on this line at any month end was $0 in 2013 and $4.5 million in 2012.

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

On June 10, 2008, the Company caused Republic First Bancorp Capital Trust IV (“Trust IV”) to issue $10.8 million of convertible trust preferred securities as part of the Company’s strategic capital plan.  The securities were purchased by various investors, including Vernon W. Hill, II, founder and chairman (retired) of Commerce Bancorp and, since the investment, a consultant to the Company.  This investor group also included a family trust of Harry D. Madonna, chairman, president and chief executive officer of the Company, and Theodore J. Flocco, Jr., who, since the investment, has been elected to the Company’s Board of Directors and serves as the Chairman of the Audit Committee.  Trust IV also issued $0.3 million of common securities to the Company.  Trust IV purchased $11.1 million of junior subordinated debentures due 2038, which pay interest at an annual rate of 8.0% and are callable after the fifth year.  The trust preferred securities of Trust IV are convertible into approximately 1.7 million shares of common stock of the Company, based on a conversion price of $6.50 per share of Company common stock, and at December 31, 2013 were fully convertible.

8.	Deposits

The following is a breakdown, by contractual maturities of the Company’s certificates of deposit for the years 2014 through 2018.

(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total

Certificates of Deposit	$53,294	$12,980	$11,253	$462	$847	$-	$78,836

Certificates of deposit of $100,000 or more totaled $39.4 million and $78.3 million at December 31, 2013 and 2012, respectively.

Deposits of related parties totaled $57.5 million and $59.4 million at December 31, 2013 and 2012, respectively.

9.	Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following:

(dollars in thousands)	2013	2012	2011
Current
Federal	$269	$81	$(71)
State	-	-	-
Deferred	(304)	(225)	8,262
Total provision (benefit) for income taxes	$(35)	$(144)	$8,191

The following table reconciles the difference between the actual tax provision and the amount per the statutory federal income tax rate of 35.0% for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	2013	2012	2011
Tax (benefit) provision computed at statutory rate	$(1,230)	$1,214	$(5,779)
Tax exempt interest	(210)	(257)	(265)
Bank owned life insurance	(4)	(26)	(48)
Deferred tax asset valuation allowance	1,428	(1,002)	14,912
Other	(19)	(73)	(629)
Total provision (benefit) for income taxes	$(35)	$(144)	$8,191

The significant components of the Company’s net deferred tax asset as of December 31, 2013 and 2012 are as follows:

(dollars in thousands)	2013	2012
Deferred tax assets
Allowance for loan losses	$4,403	$3,427
Deferred compensation	721	733
Unrealized loss on securities available for sale	1,584	-
Realized loss in other than temporary impairment charge	1,121	1,121
Foreclosed real estate write-downs	1,131	232
Interest income on non-accrual loans	955	1,000
Net operating loss carryforward	11,826	11,689
Other	986	1,052
Total deferred tax assets	22,727	19,254
Deferred tax liabilities
Deferred loan costs	859	712
Unrealized gain on securities available for sale	-	572
Other	460	450
Total deferred tax liabilities	1,319	1,734
Net deferred tax asset before valuation allowance	21,408	17,520
Less: valuation allowance	(15,338)	(13,910)
Net deferred tax asset	$6,070	$3,610

The Company’s net deferred tax asset before the consideration of a valuation allowance increased to $21.4 million at December 31, 2013 compared to $17.5 million at December 31, 2012. This increase was primarily driven by increases in unrealized losses on securities available for sale, foreclosed real estate writedowns, and the allowance for loan losses during the twelve month period ended December 31, 2013. The $21.4 million net deferred tax asset as of December 31, 2013 is comprised of $11.8 million currently recognizable through NOL carryforwards and $9.6 million attributable to several items associated with temporary timing differences which will reverse at some point in the future to provide a net reduction in tax liabilities. The Company’s largest future reversal relates to its allowance for loan losses, which totaled $4.4 million as of December 31, 2013.

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

In conducting the deferred tax asset analysis, the Company believes it is important to consider the unique characteristics of an industry or business.  In particular, characteristics such as business model, level of capital and reserves held by financial institutions and their ability to absorb potential losses are important distinctions to be considered for bank holding companies like the Company. In addition, it is also important to consider that NOLs for federal income tax purposes can generally be carried back two years and carried forward for a period of twenty years.  The Company has an NOL which will begin to expire after December 31, 2030 if not utilized prior to that date. In order to realize our deferred tax assets, we must generate sufficient taxable income in such future years.

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of December 31, 2013 and 2012.

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

The Company did assess tax planning strategies as defined under ASC 740-10-30 to determine the amount of a valuation allowance. Strategies reviewed included the sale of investment securities and loans with fair values greater than book values, redeployment of cash and cash equivalents into higher yielding investment options, a switch from tax-exempt to taxable investments and loans, and the election of a decelerated depreciation method for tax purposes for future fixed asset purchases. The Company believes that these tax planning strategies are (i.) prudent and feasible, (ii.) steps that the Company would not ordinarily take, but would take to prevent an operating loss or tax credit carryforward from expiring unused, and (iii.) would result in the realization of existing deferred tax assets. These tax planning strategies, if implemented, would result in taxable income in the first full reporting period after deployment and accelerate the recovery of deferred tax asset balances if faced with the inability to recover those assets or the risk of potential expiration. The Company believes that these are viable tax planning strategies and appropriately considered in the analysis at this time, but may not align with the strategic direction of the organization today and therefore, has no present intention to implement such strategies.

The net deferred tax asset balance before consideration of a valuation allowance was $21.4 million as of December 31, 2013 and $17.5 million as of December 31, 2012.  The tax planning strategies assessed resulted in the projected realization of approximately $6.1 million in tax assets as of December 31, 2013 and $3.6 million as of December 31, 2012 which can be considered more likely than not to be realized. Accordingly, the Company recorded a partial valuation allowance related to the deferred tax asset balance in the amount of $15.3 million as of December 31, 2013 and $13.9 million as of December 31, 2012.

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

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The Internal Revenue Service has completed its audits of the Company’s federal tax returns for all tax years through December 31, 2008.  There are currently no income tax audits being conducted by the Internal Revenue Service or the Pennsylvania Department of Revenue.  The Company’s federal income tax returns for the years ended December 31, 2012, 2011, and 2010 remain subject to examination by the Internal Revenue Service.

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

Financial instruments whose contract amounts represent potential credit risk are commitments to extend credit of approximately $109.3 million and $99.7 million and standby letters of credit of approximately $2.7 million and $4.3 million at December 31, 2013 and 2012, respectively.  Commitments often expire without being drawn upon. Of the $109.3 million of commitments to extend credit at December 31, 2013, substantially all were variable rate commitments.

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

Standby letters of credit are conditional commitments issued that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate, marketable securities, pledged deposits, equipment and accounts receivable.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

11.	Commitments and Contingencies

Lease Arrangements

As of December 31, 2013, the Company had entered into non-cancelable leases expiring through August 31, 2043, including renewal options.  The leases are accounted for as operating leases.  The minimum annual rental payments required under these leases are as follows (dollars in thousands):

Year Ended	Amount

2014	$2,547
2015	2,521
2016	2,402
2017	2,416
2018	2,475
Thereafter	30,694
Total	$43,055

The Company incurred rent expense of $2.3 million, $2.2 million, and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Dividend payments by Republic to the Company are subject to the Pennsylvania Banking Code of 1965 (the “Banking Code”) and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, undivided profits). Under the FDIA, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under current banking laws, Republic would be limited to $10.8 million of dividends plus an additional amount equal to its net profit for 2014, up to the date of any such dividend declaration. However, dividends would be further limited in order to maintain capital ratios.

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

The following table presents the Company’s and Republic’s capital regulatory ratios at December 31, 2013 and 2012:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2013:

Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%
Tier one risk based capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%
Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

At December 31, 2012:

Total risk based capital
Republic	$96,366	12.70%	$60,685	8.00%	$75,857	10.00%
Company	97,006	12.73%	60,971	8.00%	-	-%
Tier one risk based capital
Republic	86,883	11.45%	30,343	4.00%	45,514	6.00%
Company	87,479	11.48%	30,485	4.00%	-	-%
Tier one leveraged capital
Republic	86,883	8.96%	38,786	4.00%	48,483	5.00%
Company	87,479	9.01%	38,838	4.00%	-	-%

Management believes that Republic met, as of December 31, 2013, all capital adequacy requirements to which it is subject. As of December 31, 2013 and 2012, the FDIC categorized Republic as well capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Act.  There are no calculations or events since that notification that management believes have changed Republic’s category.

 In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

13.	Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan pursuant to the provision of 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who meet age and service requirements. The plan provides for elective employee contributions with a matching contribution from the Company limited to 4% of total salary. The total expense charged to Republic, and included in salaries and employee benefits relating to the plan, was $425,000 in 2013, $366,000 in 2012 and $307,000 in 2011.

Directors’ and Officers’ Plans

The Company has agreements that provide for an annuity payment upon the retirement or death of certain directors and officers, ranging from $15,000 to $25,000 per year for ten years. The agreements were modified for most participants in 2001, to establish a minimum age of 65 to qualify for the payments. All participants are fully vested. The accrued benefits under the plan at both December 31, 2013 and 2012 totaled $1.4 million. The expense for the years ended December 31, 2013, 2012 and 2011, totaled $39,000, $27,000, and $27,000, respectively. The Company funded the plan through the purchase of certain life insurance contracts. The cash surrender value of these contracts (owned by the Company) aggregated $2.2 million and $2.0 million at December 31, 2013 and 2012, respectively, which is included in other assets.

The Company maintains a deferred compensation plan for the benefit of certain officers and directors.  As of December 31, 2013, no additional individuals may participate in the plan.  The plan permits certain participants to make elective contributions to their accounts, subject to applicable provisions of the Internal Revenue Code.  In addition, the Company may make discretionary contributions to participant accounts.  Company contributions are subject to vesting, and generally vest three years after the end of the plan year to which the contribution applies, subject to acceleration of vesting upon certain changes in control (as defined in the plan) and to forfeiture upon termination for cause (as defined in the plan).  Participant accounts are adjusted to reflect contributions and distributions, and income, gains, losses, and expenses as if the accounts had been invested in permitted investments selected by the participants, including Company common stock.  The plan provides for distributions upon retirement and, subject to applicable limitations under the Internal Revenue Code, limited hardship withdrawals.  As of December 31, 2013 and 2012, $638,000 and $681,000, respectively, in benefits had vested.

Expense recognized for the deferred compensation plan for 2013, 2012, and 2011 was $0, $109,000 and $112,000, respectively.  Although the plan is an unfunded plan, and does not require the Company to segregate any assets, the Company has purchased shares of Company common stock in anticipation of its obligation to pay benefits under the plan.  Such shares are classified in the financial statements as stock held by deferred compensation plan.  No purchases were made in 2013, 2012 and 2011.  As of December 31, 2013, approximately 112,542 shares of Company common stock were classified as stock held by deferred compensation plan.

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

The Company follows the guidance issued under ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value under GAAP, and identifies required disclosures on fair value measurements.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

December 31, 2013

Collateralized mortgage obligations	$123,440	$-	$123,440	$-
Mortgage-backed securities	16,181	-	16,181	-
Municipal securities	9,643	-	9,643	-
Corporate bonds	33,253	-	30,247	3,006
Asset-backed securities	19,407	-	19,407	-
Trust Preferred Securities	2,850	-	-	2,850
Other securities	117	-	117	-
Securities Available for Sale	$204,891	$-	$199,035	$5,856

December 31, 2012

Collateralized mortgage obligations	$99,783	$-	$99,783	$-
Mortgage-backed securities	21,640	-	21,640	-
Municipal securities	12,101	-	12,101	-
Corporate bonds	32,685	-	29,678	3,007
Asset-backed securities	19,729	-	19,729	-
Trust Preferred Securities	3,187	-	-	3,187
Other securities	134	-	134	-
Securities Available for Sale	$189,259	$-	$183,065	$6,194

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1,	$3,187	$3,007	$3,410	$3,004	$3,450	$3,000
Security transferred to Level 3 measurement	-	-	-	-	-	-
Unrealized gains (losses)	171	(1)	401	3	2	4
Paydowns	(508)	-	(590)	-	-	-
Impairment charges on Level 3	-	-	(34)	-	(42)	-
Balance, December 31,	$2,850	$3,006	$3,187	$3,007	$3,410	$3,004

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012, respectively, were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
December 31, 2013:
Impaired loans	$17,474	$-	$-	$17,474
Other real estate owned	3,921	-	-	3,921
SBA servicing assets	3,477	-	-	3,477

December 31, 2012:
Impaired loans	$19,876	$-	$-	$19,876
Other real estate owned	3,642	-	-	3,642
SBA servicing assets	2,340	-	-	2,340

The table below presents additional quantitative information about Level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average
December 31, 2013:
Impaired loans	$17,474	Fair Value of Collateral (1)	Appraised Value (2)	0% - 40% (23%) (4)

Other real estate owned	$3,921	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	4% - 77% (17%) (4)

SBA Servicing Assets	$3,477	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2012:
Impaired loans	$19,876	Fair Value of Collateral (1)	Appraised Value (2)	0% - 48% (15%) (4)

Other real estate owned	$3,642	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	2% - 8% (5%) (4)

SBA Servicing Assets	$2,340	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Beginning balance, January 1st	$2,340	$1,102
Additions	1,349	1,175
Fair value adjustments	(212)	63
Ending balance, December 31st	$3,477	$2,340

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and December 31, 2012:

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of December 31, 2013 and December 31, 2012. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty that would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the years ended December 31, 2013 and 2012.

Loans Receivable (Carried at Cost)

The fair values of loans receivable, excluding all nonaccrual loans and accruing loans deemed impaired with specific loan allowances, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At December 31, 2013 and 2012 these assets are carried at current fair value.

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

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At December 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	December 31, 2013	December 31, 2012

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$3,477	$2,340

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.4 years	21.4 years

Prepayment Speed	6.72%	6.59%
Effect on fair value of a 10% increase	$(83)	$(55)
Effect on fair value of a 20% increase	(163)	(107)

Weighted Average Discount Rate	13.59%	14.23%
Effect on fair value of a 10% increase	$(162)	$(115)
Effect on fair value of a 20% increase	(316)	(222)

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,880	$35,880	$35,880	$-	$-
Investment securities available for sale	204,891	204,891	-	199,035	5,856
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	4,931	5,225	-	-	5,225
Loans receivable, net	667,048	660,237	-	-	660,237
SBA servicing assets	3,477	3,477	-	-	3,477
Accrued interest receivable	3,049	3,049	-	3,049	-

Financial liabilities:
Deposits
Demand, savings and money market	$790,698	$790,698	$-	$790,698	$-
Time	78,836	79,323	-	79,323	-
Subordinated debt	22,476	17,835	-	-	17,835
Accrued interest payable	237	237	-	237	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$128,004	$128,004	$128,004	$-	$-
Investment securities available for sale	189,259	189,259	-	183,065	6,194
Investment securities held to maturity	67	69	-	69	-
Restricted stock	3,816	3,816	-	3,816	-
Loans held for sale	82	82	-	-	82
Loans receivable, net	608,359	603,237	-	-	603,237
SBA servicing assets	2,340	2,340	-	-	2,340
Accrued interest receivable	3,128	3,128	-	3,128	-

Financial liabilities:
Deposits
Demand, savings and money market	$765,967	$765,967	$-	$765,967	$-
Time	123,234	124,044	-	124,044	-
Subordinated debt	22,476	20,187	-	-	20,187
Accrued interest payable	301	301	-	301	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

15.  Stock Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which stock options, restricted stock or stock appreciation rights may be granted to the Company’s employees, directors, and certain consultants.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of December 31, 2013, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of grant. Any option granted vests within one to four years and has a maximum term of ten years.

The Company utilized the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	54.88% to 55.61%	53.12% to 54.49%	43.33% to 49.11%
Risk-free interest rate(3)	1.28% to 2.03%	1.01% to 1.61%	1.38% to 2.84%
Expected life(4)	7.0 years	7.0 years	7.0 years

(1)	A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2)	Expected volatility is based on Bloomberg’s seven year volatility calculation for “FRBK” stock.
(3)	The risk-free interest rate is based on the seven year Treasury bond.
(4)	The expected life reflects a 3 to 4 year “all or nothing” vesting period, the maximum ten year term and review of historical behavior.

During 2013, 127,287 shares vested as compared to 146,000 shares in 2012 and 53,500 shares in 2011.  Expense is recognized ratably over the period required to vest.  At December 31, 2013 the intrinsic value of the 1,215,530 options outstanding was $421,510, while the intrinsic value of the 306,217 exercisable (vested) options was $43,195.  During 2013, 96,250 options were forfeited with a weighted average grant date fair value of $306,483.

Information regarding stock based compensation for the years ended December 31, 2013, 2012 and 2011 is set forth below:

	2013	2012	2011
Stock based compensation expense recognized	$325,000	$370,000	$359,000
Number of unvested stock options	909,313	710,600	612,350
Fair value of unvested stock options	$1,245,679	$1,091,948	$1,337,780
Amount remaining to be recognized as expense	$545,862	$467,314	$554,763

The remaining amount of $545,862 will be recognized ratably as expense through October 2017.

A summary of stock option activity under the Plan as of December 31, 2013, 2012 and 2011 is as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	964,530	$4.38	839,417	$6.04	663,500	$7.32
Granted	347,250	2.72	296,750	1.95	263,850	3.12
Exercised	-	-	-	-	-	-
Forfeited	(96,250)	7.39	(171,637)	8.32	(87,933)	5.73
Outstanding, end of year	1,215,530	$3.66	964,530	$4.38	839,417	$6.04

Options exercisable at year-end	306,217	$6.24	253,930	$7.92	227,067	$9.00

Weighted average fair value of options granted during the year		$1.51		$1.05		$1.61

There were no stock options exercised during the years ended December 31, 2013, 2012 and 2011.

The following table summarizes information about options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$1.39 to $2.95	651,500	8.7	$2.33	41,937	$1.95
$3.14 to $5.12	311,750	6.8	3.72	12,000	4.50
$5.70 to $8.00	228,507	3.7	6.58	228,507	6.58
$9.93 to $12.13	23,773	2.3	11.36	23,773	11.36
	1,215,530		$3.66	306,217	$6.24

A roll-forward of non-vested options during the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	710,600	$1.54
Granted	347,250	1.51
Vested	(127,287)	1.63
Forfeited	(21,250)	1.40
Nonvested, end of year	909,313	$1.37

16.  Segment Reporting

The Company has one reportable segment:  community banking.  The community banking segment primarily encompasses the commercial loan and deposit activities of Republic, as well as consumer loan products in the area surrounding its stores.

17.  Transactions with Affiliates and Related Parties

At December 31, 2013 and 2012, Republic had outstanding balances of $2.7 million and $3.3 million, respectively, of commercial loans, which had been participated to First Bank of Delaware (“FBD”), a wholly-owned subsidiary of the Company prior to January 1, 2005.  As of December 31, 2013 and 2012 Republic had no outstanding commercial loan balances it had purchased from FBD.  The above loan participations and sales were made at arms length.  They are made as a result of lending limit and other regulatory requirements.

The Board of Directors of FBD approved a Plan of Liquidation and Dissolution on April 27, 2012.  As a result of stockholder approval of the Plan of Dissolution, FBD executed the FBD Liquidating Trust Agreement.  On November 6, 2012, FBD gave notice to the Financial Industry Regulatory Authority of its intent to dissolve on or about November 16, 2012.

The Company made payments to related parties in the amount of $412,000 during 2013 as compared to $346,000 during 2012 and $333,000 during 2011.  The disbursements made during 2013, 2012 and 2011 include $127,000, $95,000, and $83,000, respectively, in fees for marketing, graphic design, architectural and project management services paid to InterArch, a company owned by the spouse of Vernon W. Hill, II. Mr. Hill is a major shareholder of the Company, beneficially owning 9.9% of the common shares currently outstanding.  He also acts as a consultant for the Company and is paid $250,000 annually.

The Company paid $35,000 during 2013 to Brian Communications for public relations services.  Brian Tierney, a member of the Board of Directors, is the CEO of Brian Communications, a strategic communications agency.

18.  Parent Company Financial Information

The following financial statements for Republic First Bancorp, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements and the other notes related to the consolidated financial statements.

Balance Sheet
December 31, 2013 and 2012
(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Cash	$697	$736
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding junior obligations of the corporation	676	676
Investment in subsidiaries	80,666	88,945
Other assets	3,354	2,848
Total Assets	$85,393	$93,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses	$18	$827
Corporation-obligated mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the corporation	22,476	22,476
Total Liabilities	22,494	23,303

Shareholders’ Equity
Total Shareholders’ Equity	62,899	69,902

Total Liabilities and Shareholders’ Equity	$85,393	$93,205

Statements of Operations, Comprehensive Income (Loss), and Changes in Shareholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011

Interest income	$33	$34	$33
Dividend income from subsidiaries	1,859	-	212
Total income	1,892	34	245

Trust preferred interest expense	1,112	1,134	1,117
Expenses	318	317	288
Total expenses	1,430	1,451	1,405
Net income (loss) before taxes	462	(1,417)	(1,160)

Benefit for income taxes	(489)	(496)	(406)
Income (loss) before undistributed income of subsidiaries	951	(921)	(754)
Equity in undistributed income (loss) of subsidiaries	(4,431)	4,535	(23,948)
Net income (loss)	$(3,480)	$3,614	$(24,702)

Net income (loss)	$(3,480)	$3,614	$(24,702)
Total other comprehensive income (loss)	(3,848)	1,067	1,048
Total comprehensive income (loss)	$(7,328)	$4,681	$(23,654)

Shareholders’ equity, beginning of year	$69,902	$64,851	$88,146
Stock based compensation	325	370	359
Net income (loss)	(3,480)	3,614	(24,702)
Total other comprehensive income (loss)	(3,848)	1,067	1,048
Shareholders’ equity, end of year	$62,899	$69,902	$64,851

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,480)	$3,614	$(24,702)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	325	370	359
Increase in other assets	(506)	(542)	(486)
(Decrease) increase in other liabilities	(809)	(226)	223
Equity in undistributed (income) losses of subsidiaries	4,431	(4,535)	23,948
Net cash used in operating activities	(39)	(1,319)	(658)

Cash flows from investing activities:
Investment in subsidiary	-	-	(8,000)
Net cash used in investing activities	-	-	(8,000)

Decrease in cash	(39)	(1,319)	(8,658)
Cash, beginning of period	736	2,055	10,713
Cash, end of period	$697	$736	$2,055

19.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company for each of the quarters ended during 2013 and 2012.

Summary of Selected Quarterly Consolidated Financial Data
(dollars in thousands, except per share data)

	For the Quarter Ended
	December 31st	September 30th	June 30th	March 31st
2013

Interest income	$9,544	$9,339	$9,215	$9,107
Interest expense	1,106	1,113	1,117	1,254
Net interest income	8,438	8,226	8,098	7,853
Provision for loan losses	3,760	250	925	-
Non-interest income	2,211	1,892	2,870	2,243
Non-interest expense	10,117	12,108	9,056	9,130
Provision (benefit) for income taxes	33	(18)	(24)	(26)
Net income (loss)	$(3,261)	$(2,222)	$1,011	$992

Net income (loss) per share (1):
Basic	$(0.13)	$(0.09)	$0.04	$0.04
Diluted	$(0.13)	$(0.09)	$0.04	$0.04

2012

Interest income	$9,423	$9,612	$9,649	$9,576
Interest expense	1,406	1,436	1,624	1,900
Net interest income	8,017	8,176	8,025	7,676
Provision (credit) for loan losses	750	850	500	(750)
Non-interest income	2,852	1,831	2,499	1,646
Non-interest expense	9,269	8,787	9,010	8,836
Provision (benefit) for income taxes	(54)	(28)	7	(69)
Net income	$904	$398	$1,007	$1,305

Net income per share (1):
Basic	$0.03	$0.02	$0.04	$0.05
Diluted	$0.03	$0.02	$0.04	$0.05

(1)	Quarterly net income (loss) per share does not add to full year net income (loss) per share due to rounding.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2013 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended December 31, 2013.

Management’s Report on Internal Controls

Management of Republic First Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting, as of December 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

BDO, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their reports, which are included herein.

Tel: 717-233-8800	320 Market Street, 6th Floor
Fax: 717-233-8801	Harrisburg, PA 17101
www.bdo.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Republic First Bancorp, Inc.
Philadelphia, Pennsylvania

We have audited Republic First Bancorp, Inc. and Subsidiaries (the “Bancorp”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Republic First Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Republic First Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended and our report dated March 24, 2014 expressed an unqualified opinion.

Harrisburg, Pennsylvania
March 24, 2014

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Board of Directors and Committees” and “Executive Officers and Compensation.”

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website at www.myrepublicbank.com. We intend to disclose any changes in or revision to our code of ethics on our website, if applicable.

Item 11:  Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Executive Officers and Compensation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2013, with respect to the shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,215,530	$3.66	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	1,215,530	$3.66	(1)

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

Item 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual meeting of shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Board of Directors and Committees.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual meeting of shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Independent Registered Public Accounting Firm”.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)
(1) The following financial statements and related documents of Republic First Bancorp, Inc. are filed as part of this Annual Report on Form 10-K in Part II – Item 8 “Financial Statements and Supplementary Data”:

a.	Consolidated Balance Sheets as of December 31, 2013 and 2012;
b.	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011;
c.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011;
d.	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011;
e.	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; and
f.	Notes to Consolidated Financial Statements.

(a)	(2) None

(a)	(3) The exhibits filed or furnished, as applicable, as part of this report are listed under Exhibits at subsection (b) of this Item 15.

(b)	Exhibits

The following Exhibits are filed as part of this report.

Exhibit Number	Description	Location
3.1	Amended and Restated Articles of Incorporation of Republic First Bancorp, Inc.	Incorporated by reference to Form 8-K filed May 13, 2010

3.2	Amended and Restated By-Laws of Republic First Bancorp, Inc.	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

Exhibit Number	Description	Location
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

10.1	Employment Agreement between the Company and Harry D. Madonna, dated May 10, 2013*	Incorporated by reference to Form 10-Q filed May 10, 2013

Exhibit Number	Description	Location
10.2	Amended and Restated Stock Option Plan and Restricted Stock Plan*	Incorporated by reference to Form 10-K filed March 10, 2008

10.3	Deferred Compensation Plan*	Incorporated by reference to Form 10-K filed March 16, 2010

10.4	Amended and Restated Supplemental Retirement Plan Agreements between Republic First Bank and Certain Directors*	Incorporated by reference to Form 10-Q filed November 7, 2008

10.5	Purchase Agreement among Republic First Bancorp, Inc., Republic First Bancorp Capital Trust IV, and Purchasers of the Trust IV Capital Securities	Incorporated by reference to Form 10-Q filed November 7, 2008

10.6	Registration Rights Agreement among Republic First Bancorp, Inc. and the Holders of the Trust IV Capital Securities	Incorporated by reference to Form10-Q filed November 7, 2008

10.7	Consulting Agreement between Republic First Bancorp, Inc. and Vernon W. Hill, II	Incorporated by reference to Form 10-Q filed November 7, 2008

10.8	Employment Agreement between Republic First Bank and Andrew J. Logue, dated August 20, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.9	Employment Agreement between Republic First Bank and Rhonda S. Costello, dated August 25, 2008*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.10	Form of Option Award*	Incorporated by reference to Form S-1 filed April 23, 2010 (333-166286)

10.11	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated April 26, 2010*	Incorporated by reference to Form 8-K filed May 4, 2010

10.12	Amendment to Employment Agreement, by and between Andrew J. Logue and Republic First Bank, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.13	Amendment to Employment Agreement, by and between Rhonda Costello and Republic First Bank, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.14	Letter Agreement, by and between Jay Neilon and the Company, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

10.15	Letter Agreement, by and between Frank A. Cavallaro and the Company, dated March 13, 2013.*	Incorporated by reference to Form 10-Q filed May 10, 2013

Exhibit Number	Description	Location
21.1	Subsidiaries of the Company	Filed Herewith

23.1	Consent of BDO USA, LLP	Filed Herewith

23.2	Consent of ParenteBeard LLC	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Republic First Bancorp, Inc.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Republic First Bancorp, Inc.	Filed Herewith

32.1	Section 1350 Certification of Harry D. Madonna	Furnished Herewith

32.2	Section 1350 Certification of Frank A. Cavallaro	Furnished Herewith

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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

REPUBLIC FIRST BANCORP, INC.

Date: March 24, 2014	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: March 24, 2014	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2014	By:	/s/ Robert Coleman
Robert Coleman, Director

Date: March 24, 2014	By:	/s/ Theodore J. Flocco, Jr.
Theodore J. Flocco, Jr., Director

Date: March 24, 2014	By:	/s/ Harry D. Madonna
Harry D. Madonna, Director and Chairman of the Board

Date: March 24, 2014	By:	/s/ Barry L. Spevak
Barry L. Spevak, Director

Date: March 24, 2014	By:	/s/ Brian P. Tierney
Brian P. Tierney, Director

Date: March 24, 2014	By:	/s/ Harris Wildstein, Esq.
Harris Wildstein, Esq., Director