Form 10-Q
period 2014-03-31
REPUBLIC FIRST BANCORP INC
filed 2014-05-09
CIK 834285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 per share	37,815,003
Title of Class	Number of Shares Outstanding as of May 08, 2014

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Dollars in thousands, except per share data)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$17,835	$12,525
Interest bearing deposits with banks	16,475	23,355
Cash and cash equivalents	34,310	35,880

Investment securities available for sale, at fair value	201,262	204,891
Investment securities held to maturity, at amortized cost (fair value of $21 and $21, respectively)	21	21
Restricted stock, at cost	1,567	1,570
Loans held for sale	3,796	4,931
Loans receivable (net of allowance for loan losses of $11,950 and $12,263, respectively)	684,898	667,048
Premises and equipment, net	24,140	22,748
Other real estate owned, net	3,696	4,059
Accrued interest receivable	3,163	3,049
Other assets	17,009	17,468
Total Assets	$973,862	$961,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Demand – non-interest bearing	$182,082	$157,806
Demand – interest bearing	198,080	230,221
Money market and savings	423,096	402,671
Time deposits	76,624	78,836
Total Deposits	879,882	869,534
Accrued interest payable	226	237
Other liabilities	6,218	6,519
Subordinated debt	22,476	22,476
Total Liabilities	908,802	898,766

Shareholders’ Equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized; no shares issued	-	-
Common stock, par value $0.01 per share: 50,000,000 shares authorized; shares issued 26,501,742	265	265
Additional paid in capital	107,166	107,078
Accumulated deficit	(36,953)	(37,708)
Treasury stock at cost (416,303 shares)	(3,099)	(3,099)
Stock held by deferred compensation plan (112,542 shares)	(809)	(809)
Accumulated other comprehensive loss	(1,510)	(2,828)
Total Shareholders’ Equity	65,060	62,899
Total Liabilities and Shareholders’ Equity	$973,862	$961,665

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share data)
(unaudited)
	Three Months Ended March 31,
	2014	2013
Interest income
Interest and fees on taxable loans	$8,241	$7,837
Interest and fees on tax-exempt loans	82	91
Interest and dividends on taxable investment securities	1,241	1,047
Interest and dividends on tax-exempt investment securities	79	73
Interest on federal funds sold and other interest-earning assets	12	59
Total interest income	9,655	9,107
Interest expense
Demand-interest bearing	191	195
Money market and savings	416	502
Time deposits	173	279
Other borrowings	276	278
Total interest expense	1,056	1,254
Net interest income	8,599	7,853
Provision for loan losses	-	-
Net interest income after provision for loan losses	8,599	7,853
Non-interest income
Loan advisory and servicing fees	437	338
Gain on sales of SBA loans	1,154	650
Service fees on deposit accounts	293	234
Legal settlements	-	238
Gain on sale of investment securities	-	703
Bank owned life insurance income	-	13
Other non-interest income	46	67
Total non-interest income	1,930	2,243
Non-interest expenses
Salaries and employee benefits	5,040	4,287
Occupancy	1,038	844
Depreciation and amortization	498	483
Legal	255	364
Other real estate owned	346	917
Advertising	148	101
Data processing	300	108
Insurance	157	158
Professional fees	402	323
Regulatory assessments and costs	337	344
Taxes, other	215	250
Other operating expenses	1,079	951
Total non-interest expense	9,815	9,130
Income before benefit for income taxes	714	966
Benefit for income taxes	(41)	(26)
Net income	$755	$992
Net income per share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$755	$992

Other comprehensive income (loss), net of tax
Unrealized gain on securities (pre-tax $2,056 and $6, respectively)	1,318	4
Reclassification adjustment for securities gains (pre-tax $-, and $703, respectively)	-	(450)

Total other comprehensive income (loss)	1,318	(446)

Total comprehensive income	$2,073	$546

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$755	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Write down of other real estate owned	300	809
Depreciation and amortization	498	483
Stock based compensation	88	72
Gain on sale and call of investment securities	-	(703)
Amortization of premiums on investment securities	126	177
Proceeds from sales of SBA loans originated for sale	12,465	6,563
SBA loans originated for sale	(10,176)	(5,996)
Gains on sales of SBA loans originated for sale	(1,154)	(650)
Increase in value of bank owned life insurance	-	(13)
Increase in accrued interest receivable and other assets	(394)	(982)
Decrease in accrued interest payable and other liabilities	(312)	(129)
Net cash provided by operating activities	2,196	623

Cash flows from investing activities
Purchase of investment securities available for sale	(517)	(1,425)
Proceeds from the sale of securities available for sale	-	7,946
Proceeds from the maturity or call of securities available for sale	6,077	9,016
Proceeds from redemption of FHLB stock	3	540
Net increase in loans	(17,850)	(9,575)
Net proceeds from sale of other real estate owned	63	-
Premises and equipment expenditures	(1,890)	(137)
Net cash (used in) provided by investing activities	(14,114)	6,365

Cash flows from financing activities
Net increase (decrease) in demand, money market and savings deposits	12,560	(30,756)
Net decrease in time deposits	(2,212)	(32,307)
Net cash provided by (used in) financing activities	10,348	(63,063)

Net decrease in cash and cash equivalents	(1,570)	(56,075)
Cash and cash equivalents, beginning of year	35,880	128,004
Cash and cash equivalents, end of period	$34,310	$71,929

Supplemental disclosures
Interest paid	$1,067	$1,061
Income taxes paid	$50	$100
Non-cash transfers from loans to other real estate owned	$-	$165

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stock Held by Deferred Compensation Plan	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2014	$265	$107,078	$(37,708)	$(3,099)	$(809)	$(2,828)	$62,899

Net income			755				755
Other comprehensive income, net of tax						1,318	1,318
Stock based compensation		88					88

Balance March 31, 2014	$265	$107,166	$(36,953)	$(3,099)	$(809)	$(1,510)	$65,060

Balance January 1, 2013	$265	$106,753	$(34,228)	$(3,099)	$(809)	$1,020	$69,902

Net income			992				992
Other comprehensive loss, net of tax						(446)	(446)
Stock based compensation		72					72

Balance March 31, 2013	$265	$106,825	$(33,236)	$(3,099)	$(809)	$574	$70,520

(See notes to consolidated financial statements)

Republic First Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1:  Basis of Presentation

Republic First Bancorp, Inc. (the “Company”) is a corporation established under the laws of the Commonwealth of Pennsylvania and a registered bank holding company.  The Company offers a variety of retail and commercial banking services to individuals and businesses throughout the Greater Philadelphia and Southern New Jersey area through its wholly-owned subsidiary, Republic First Bank (“Republic” or the “Bank”) which does business under the name Republic Bank.  The Company also has three unconsolidated subsidiaries, which are statutory trusts established by the Company in connection with its sponsorship of three separate issuances of trust preferred securities.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to United States Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements for a complete fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The Company has evaluated subsequent events through the date of issuance of the financial data included herein.

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

Stock-Based Compensation

The Company has a Stock Option and Restricted Stock Plan (“Plan”), under which the Company may grant options, restricted stock or stock appreciation rights to the Company’s employees, directors, and certain consultants.  The Plan became effective on November 14, 1995, and was amended and approved at the Company’s 2005 annual meeting of shareholders.  Under the terms of the Plan, 1.5 million shares of common stock, plus an annual increase equal to the number of shares needed to restore the maximum number of shares that may be available for grant under the Plan to 1.5 million shares, are available for such grants.  As of March 31, 2014, the only grants under the Plan have been option grants.  The Plan provides that the exercise price of each option granted equals the market price of the Company’s stock on the date of the grant.  Options granted pursuant to the Plan vest within one to four years and have a maximum term of 10 years.

On April 29, 2014 the Company’s shareholders approved the 2014 Equity Incentive Plan, under which the Company may grant options, restricted stock, stock units, or stock appreciation rights to the Company’s employees, directors, independent contractors, and consultants.  Under the terms of the 2014 Equity and Incentive Plan, 2.6 million shares of common stock, plus an annual adjustment to be no less than 10% of the outstanding shares or such lower number as the Board of Directors may determine, are available for such grants.

The Company utilizes the Black-Scholes option pricing model to calculate the estimated fair value of each stock option granted on the date of the grant.  A summary of the assumptions used in the Black-Scholes option pricing model for 2014 and 2013 are as follows:

	2014	2013
Dividend yield(1)	0.0%	0.0%
Expected volatility(2)	55.79% to 57.99%	54.88% to 54.89%
Risk-free interest rate(3)	1.51% to 2.13%	1.28% to 1.41%
Expected life(4)	5.5 to 7.0 years	7.0 years

(1) A dividend yield of 0.0% is utilized because cash dividends have never been paid.
(2) Expected volatility is based on Bloomberg’s five and one-half to seven year volatility calculation for “FRBK” stock.
(3) The risk-free interest rate is based on the five to seven year Treasury bond.
(4) The expected life reflects a 1 to 4 year vesting period, the maximum ten year term and review of historical behavior.

During the three months ended March 31, 2014 and 2013, 147,575 shares and 109,787 shares vested, respectively.  Expense is recognized ratably over the period required to vest.  At March 31, 2014, the intrinsic value of the 1,511,024 options outstanding was $1,171,483, while the intrinsic value of the 394,886 exercisable (vested) options was $183,030.  During the three months ended March 31, 2014, 58,906 options were forfeited with a weighted average grant date fair value of $6,698.

Information regarding stock based compensation for the three months ended March 31, 2014 and 2013 is set forth below:
	2014	2013
Stock based compensation expense recognized	$88,000	$72,000
Number of unvested stock options	1,116,138	903,563
Fair value of unvested stock options	$1,620,736	$1,231,859
Amount remaining to be recognized as expense	$1,021,120	$751,865

The remaining amount of $1,021,120 will be recognized ratably as expense through February 2018.

Earnings per Share

Earnings per share (“EPS”) consist of two separate components: basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s Plan and convertible securities related to the trust preferred securities issued in 2008.  In the diluted EPS computation, the after tax interest expense on the trust preferred securities issuance is added back to the net income. For the three months ended March 31, 2014 and 2013, the effect of CSEs (convertible securities related to the trust preferred securities only) and the related add back of after tax interest expense was considered anti-dilutive and therefore was not included in the EPS calculations.

The calculation of EPS for the three months ended March 31, 2014 and 2013 is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2014	2013

Net income - basic and diluted	$755	$992

Weighted average shares outstanding	25,973	25,973

Net income per share – basic	$0.03	$0.04

Weighted average shares outstanding (including dilutive CSEs)	26,212	26,042

Net income per share – diluted	$0.03	$0.04

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

Note 5:  Investment Securities

A summary of the amortized cost and market value of securities available for sale and securities held to maturity at March 31, 2014 and December 31, 2013 is as follows:

	At March 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$122,031	$710	$(2,551)	$120,190
Mortgage-backed securities	14,869	601	(83)	15,387
Municipal securities	10,251	147	(84)	10,314
Corporate bonds	32,159	1,170	-	33,329
Asset-backed securities	18,916	206	(12)	19,110
Trust preferred securities	5,277	-	(2,470)	2,807
Other securities	115	10	-	125
Total securities available for sale	$203,618	$2,844	$(5,200)	$201,262

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

	At December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Collateralized mortgage obligations	$127,242	$665	$(4,467)	$123,440
Mortgage-backed securities	15,669	623	(111)	16,181
Municipal securities	9,737	68	(162)	9,643
Corporate bonds	32,174	1,079	-	33,253
Asset-backed securities	19,089	318	-	19,407
Trust preferred securities	5,277	-	(2,427)	2,850
Other securities	115	2	-	117
Total securities available for sale	$209,303	$2,755	$(7,167)	$204,891

U.S. Government agencies	$1	$-	$-	$1
Other securities	20	-	-	20
Total securities held to maturity	$21	$-	$-	$21

       The maturity distribution of the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2014 is as follows:

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year or less	$843	$863	$-	$-
After 1 year to 5 years	77,014	78,062	21	21
After 5 years to 10 years	115,669	111,955	-	-
After 10 years	10,092	10,382	-	-
Total	$203,618	$201,262	$21	$21

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

As of March 31, 2014 and December 31, 2013, the collateralized mortgage obligations and mortgage backed securities included in the investment securities portfolio consist solely of securities issued by U.S. government sponsored agencies.  There were no private label mortgage securities held in the investment securities portfolio as of those dates. The Company did not hold any mortgage-backed securities that were rated “Alt-A” or “Subprime” as of March 31, 2014 and December 31, 2013.  In addition, the Company did not hold any private issued CMO’s as of March 31, 2014 and December 31, 2013.  As of March 31, 2014 and December 31, 2013, the asset-backed securities consist solely of Sallie Mae bonds collateralized by student loans which are guaranteed by the U.S. Department of Education.

In instances when a determination is made that an other-than-temporary impairment exists with respect to a debt security but the investor does not intend to sell the debt security and it is more likely than not that the investor will not be required to sell the debt security prior to its anticipated recovery, accounting standards require the other-than-temporary impairment to be separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.  There were no impairment charges (credit losses) on trust preferred securities for the three months ended March 31, 2014 and 2013.

The following table presents a roll-forward of the balance of credit-related impairment losses on securities held at March 31, 2014 and 2013 for which a portion of OTTI was recognized in other comprehensive income:

(dollars in thousands)	2014	2013

Beginning Balance, January 1st	$3,959	$3,959
Additional credit-related impairment loss on securities for which an
other-than-temporary impairment was previously recognized	-	-
Reductions for securities paid off during the period	-	-
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the Company
intends to sell the security	-	-
Ending Balance, March 31st	$3,959	$3,959

No securities were sold during the three months ended March 31, 2014.  The Company realized gross gains on the sale of securities of $703,000 during the three months ended March 31, 2013.  The related sale proceeds amounted to $7.9 million.  The tax provision applicable to these gross gains for the three months ended March 31, 2013 amounted to approximately $253,000.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	At March 31, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$50,836	$1,895	$20,787	$656	$71,623	$2,551
Mortgage-backed securities	1,459	25	1,108	58	2,567	83
Municipal securities	2,109	84	-	-	2,109	84
Trust preferred securities	-	-	2,807	2,470	2,807	2,470
Asset-backed securities	8,587	12	-	-	8,587	12
Total	$62,991	$2,016	$24,702	$3,184	$87,693	$5,200

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Collateralized mortgage obligations	$73,137	$3,923	$8,697	$544	$81,834	$4,467
Mortgage-backed securities	1,450	41	1,123	70	2,573	111
Municipal securities	5,108	162	-	-	5,108	162
Trust preferred securities	-	-	2,850	2,427	2,850	2,427
Total	$79,695	$4,126	$12,670	$3,041	$92,365	$7,167

The impairment of the investment portfolio amounted to $5.2 million on securities with a total fair value of $87.7 million at March 31, 2014.  The most significant components of this impairment are related to the collateralized mortgage obligations and the trust preferred securities held in the portfolio.  The unrealized losses on the CMO’s are primarily related to the recent movement in market interest rates rather than the underlying credit quality of the issuers.  The Company does not currently intend to sell these securities prior to their maturity or the recovery of their cost bases and does not believe it will be forced to sell these securities prior to maturity or recovering the cost bases.

At March 31, 2014, the investment portfolio included twenty-five collateralized mortgage obligations with a total market value of $120.2 million.  Fifteen of these securities carried an unrealized loss at March 31, 2014.  At March 31, 2014, the investment portfolio included forty-two mortgage-backed securities with a total market value of $15.4 million.  Two of these securities carried an unrealized loss at March 31, 2014.  At March 31, 2014, the investment portfolio included two asset-backed securities with a total market value of $19.1 million.  One of these securities carried an unrealized loss at March 31, 2014.  Management found no evidence of OTTI on any of these securities and the unrealized losses are due to changes in market value resulting from changes in market interest rates and are considered temporary as of March 31, 2014.

The unrealized losses on the trust preferred securities are primarily the result of the secondary market for such securities becoming inactive and are also considered temporary at this time.

The following table provides additional detail about the trust preferred securities held in the portfolio as of March 31, 2014.
(dollars in thousands)	Class / Tranche	Amortized Cost	Fair Value	Unrealized Losses	Lowest Credit Rating Assigned	Number of Banks Currently Performing	Deferrals / Defaults as % of Current Balance	Conditional Default Rates for 2014 and beyond	Cumulative OTTI Life to Date
Preferred Term Securities IV	Mezzanine Notes	$49	$39	$(10)	B	6	18%	0.36%	$-
Preferred Term Securities VII	Mezzanine Notes	989	721	(268)	C	11	54	0.38	2,173
TPREF Funding II	Class B Notes	739	329	(410)	C	17	41	0.40	260
TPREF Funding III	Class B2 Notes	1,520	665	(855)	C	15	35	0.31	480
Trapeza CDO I, LLC	Class C1 Notes	556	294	(262)	C	9	49	0.35	470
ALESCO Preferred Funding IV	Class B1 Notes	604	362	(242)	C	41	8	0.34	396
ALESCO Preferred Funding V	Class C1 Notes	820	397	(423)	C	39	24	0.35	180
Total		$5,277	$2,807	$(2,470)		138	32%		$3,959

At March 31, 2014, the investment portfolio included eighteen municipal securities with a total market value of $10.3 million.  Three of these securities carried an unrealized loss at March 31, 2014.  Each of the municipal securities is reviewed quarterly for impairment. Research on each issuer is completed to ensure the financial stability of the municipal entity. The largest geographic concentration was in Pennsylvania where one municipal security had a market value of $1.3 million.  As of March 31, 2014, management found no evidence of OTTI on any of the municipal securities held in the investment securities portfolio.

Note 6:  Loans Receivable and Allowance for Loan Losses

The following table sets forth the Company’s gross loans by major categories as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013

Commercial real estate	$344,125	$342,794
Construction and land development	26,931	23,977
Commercial and industrial	125,792	118,209
Owner occupied real estate	164,325	160,229
Consumer and other	33,554	31,981
Residential mortgage	2,344	2,359
Total loans receivable	697,071	679,549
Deferred costs (fees)	(223)	(238)
Allowance for loan losses	(11,950)	(12,263)
Net loans receivable	$684,898	$667,048

A loan is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming loans, but also include internally classified accruing loans.

The following table summarizes information with regard to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial real estate	$6,693	$6,698	$-	$6,850	$6,971	$-
Construction and land development	696	3,867	-	902	4,076	-
Commercial and industrial	3,035	6,259	-	2,043	2,882	-
Owner occupied real estate	815	1,134	-	542	862	-
Consumer and other	643	924	-	453	711	-
Total	$11,882	$18,882	$-	$10,790	$15,502	$-

With an allowance recorded:
Commercial real estate	$13,301	$13,416	$3,673	$13,044	$13,044	$3,679
Construction and land development	566	3,741	235	716	3,867	237
Commercial and industrial	3,726	4,357	1,449	4,889	7,634	1,254
Owner occupied real estate	2,931	2,933	434	2,891	2,891	430
Consumer and other	-	-	-	203	210	10
Total	$20,524	$24,447	$5,791	$21,743	$27,646	$5,610

Total:
Commercial real estate	$19,994	$20,114	$3,673	$19,894	$20,015	$3,679
Construction and land development	1,262	7,608	235	1,618	7,943	237
Commercial and industrial	6,761	10,616	1,449	6,932	10,516	1,254
Owner occupied real estate	3,746	4,067	434	3,433	3,753	430
Consumer and other	643	924	-	656	921	10
Total	$32,406	$43,329	$5,791	$32,533	$43,148	$5,610

         The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,772	$106	$20,189	$219
Construction and land development	799	-	3,408	21
Commercial and industrial	2,539	1	2,917	6
Owner occupied real estate	678	5	252	-
Consumer and other	548	1	837	1
Total	$11,336	$113	$27,603	$247

With an allowance recorded:
Commercial real estate	$13,173	$138	$4,714	$36
Construction and land development	641	-	296	-
Commercial and industrial	4,308	1	3,988	14
Owner occupied real estate	2,911	35	3,441	36
Consumer and other	101	-	73	-
Total	$21,134	$174	$12,512	$86

Total:
Commercial real estate	$19,945	$244	$24,903	$255
Construction and land development	1,440	-	3,704	21
Commercial and industrial	6,847	2	6,905	20
Owner occupied real estate	3,589	40	3,693	36
Consumer and other	649	1	910	1
Total	$32,470	$287	$40,115	$333

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $143,000 and $209,000 for the three months ended March 31, 2014 and 2013, respectively.

The following tables provide the activity in and ending balances of the allowance for loan losses by loan portfolio class at and for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

Three months ended March 31, 2014
Allowance for loan losses:

Beginning balance:	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263
Charge-offs	-	(20)	(283)	-	(10)	-	-	(313)
Recoveries	-	-	-	-	-	-	-	-
Provisions (credits)	(180)	(1,067)	614	143	(18)	(1)	509	-
Ending balance	$6,274	$861	$2,640	$1,128	$197	$13	$837	$11,950

Three months ended March 31, 2013
Allowance for loan losses:

Beginning balance:	$3,979	$1,273	$1,880	$1,967	$234	$17	$192	$9,542
Charge-offs	(60)	(55)	-	-	(75)	-	-	(190)
Recoveries	-	-	1	-	-	-	-	1
Provisions (credits)	(662)	617	455	(670)	11	(3)	252	-
Ending balance	$3,257	$1,835	$2,336	$1,297	$170	$14	$444	$9,353

The following tables provide a summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

March 31, 2014

Allowance for loan losses:
Individually evaluated for impairment	$3,673	$235	$1,449	$434	$-	$-	$-	$5,791
Collectively evaluated for impairment	2,601	626	1,191	694	197	13	837	6,159
Total allowance for loan losses	$6,274	$861	$2,640	$1,128	$197	$13	$837	$11,950

Loans receivable:
Loans evaluated individually	$19,994	$1,262	$6,761	$3,746	$643	$-	$-	$32,406
Loans evaluated collectively	324,131	25,669	119,031	160,579	32,911	2,344	-	664,665
Total loans receivable	$344,125	$26,931	$125,792	$164,325	$33,554	$2,344	$-	$697,071

(dollars in thousands)	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	Owner Occupied Real Estate	Consumer and Other	Residential Mortgage	Unallocated	Total

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$3,679	$237	$1,254	$430	$10	$-	$-	$5,610
Collectively evaluated for impairment	2,775	1,711	1,055	555	215	14	328	6,653
Total allowance for loan losses	$6,454	$1,948	$2,309	$985	$225	$14	$328	$12,263

Loans receivable:
Loans evaluated individually	$19,894	$1,618	$6,932	$3,433	$656	$-	$-	$32,533
Loans evaluated collectively	322,900	22,359	111,277	156,796	31,325	2,359	-	647,016
Total loans receivable	$342,794	$23,977	$118,209	$160,229	$31,981	$2,359	$-	$679,549

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At March 31, 2014
Commercial real estate	$13,681	$-	$1,400	$15,081	$329,044	$344,125	$-
Construction and land development	-	-	1,262	1,262	25,669	26,931	-
Commercial and industrial	802	921	6,526	8,249	117,543	125,792	-
Owner occupied real estate	2,788	1,197	545	4,530	159,795	164,325	-
Consumer and other	-	36	643	679	32,875	33,554	-
Residential mortgage	-	-	-	-	2,344	2,344	-
Total	$17,271	$2,154	$10,376	$29,801	$667,270	$697,071	$-

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
At December 31, 2013
Commercial real estate	$19,707	$5,635	$1,104	$26,446	$316,348	$342,794	$-
Construction and land development	-	-	1,618	1,618	22,359	23,977	-
Commercial and industrial	951	71	6,837	7,859	110,350	118,209	-
Owner occupied real estate	808	1,281	205	2,294	157,935	160,229	-
Consumer and other	38	-	656	694	31,287	31,981	-
Residential mortgage	-	-	-	-	2,359	2,359	-
Total	$21,504	$6,987	$10,420	$38,911	$640,638	$679,549	$-

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At March 31, 2014:
Commercial real estate	$307,845	$15,738	$20,542	$-	$344,125
Construction and land development	25,669	-	1,262	-	26,931
Commercial and industrial	118,108	885	5,370	1,429	125,792
Owner occupied real estate	159,272	1,638	3,415	-	164,325
Consumer and other	32,579	75	900	-	33,554
Residential mortgage	2,344	-	-	-	2,344
Total	$645,817	$18,336	$31,489	$1,429	$697,071

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
At December 31, 2013:
Commercial real estate	$305,974	$16,372	$20,448	$-	$342,794
Construction and land development	22,359	-	1,618	-	23,977
Commercial and industrial	110,629	611	6,969	-	118,209
Owner occupied real estate	155,648	1,485	3,096	-	160,229
Consumer and other	30,993	75	913	-	31,981
Residential mortgage	2,359	-	-	-	2,359
Total	$627,962	$18,543	$33,044	$-	$679,549

The following table shows non-accrual loans by class as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013

Commercial real estate	$1,400	$1,104
Construction and land development	1,262	1,618
Commercial and industrial	6,526	6,837
Owner occupied real estate	545	205
Consumer and other	643	656
Residential mortgage	-	-
Total	$10,376	$10,420

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

The following table summarizes the balance of outstanding TDRs at March 31, 2014 and December 31, 2013:

(dollars in thousands)	Number of Loans	Accrual Status	Non- Accrual Status	Total TDRs
March 31, 2014
Commercial real estate	-	$-	$-	$-
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,883	-	1,883
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	2	$1,883	$2,188	$4,071

December 31, 2013
Commercial real estate	1	$103	$-	$103
Construction and land development	-	-	-	-
Commercial and industrial	1	-	2,188	2,188
Owner occupied real estate	1	1,894	-	1,894
Consumer and other	-	-	-	-
Residential mortgage	-	-	-	-
Total	3	$1,997	$2,188	$4,185

All TDRs are considered impaired and are therefore individually evaluated for impairment in the calculation of the allowance for loan losses.  Some TDRs may not ultimately result in the full collection of principal and interest as restructured and could lead to potential incremental losses.  These potential incremental losses would be factored into our estimate of the allowance for loan losses.  The level of any subsequent defaults will likely be affected by future economic conditions.  There were no loan modifications made during the three months ended March 31, 2014 and 2013 that met the criteria of a TDR.

After a loan is determined to be a TDR, we continue to track its performance under the most recent restructured terms.  One loan classified as a TDR subsequently paid off during the three months ended March 31, 2014.  One loan classified as a TDR subsequently defaulted during the year ended December 31, 2013.  There were no troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2014 and 2013

Note 7:  Fair Value of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

March 31, 2014

Collateralized mortgage obligations	$120,190	$-	$120,190	$-
Mortgage-backed securities	15,387	-	15,387	-
Municipal securities	10,314	-	10,314	-
Corporate bonds	33,329	-	30,323	3,006
Asset-backed securities	19,110	-	19,110	-
Trust Preferred Securities	2,807	-	-	2,807
Other securities	125	-	125	-
Securities Available for Sale	$201,262	$-	$195,449	$5,813

December 31, 2013

Collateralized mortgage obligations	$123,440	$-	$123,440	$-
Mortgage-backed securities	16,181	-	16,181	-
Municipal securities	9,643	-	9,643	-
Corporate bonds	33,253	-	30,247	3,006
Asset-backed securities	19,407	-	19,407	-
Trust Preferred Securities	2,850	-	-	2,850
Other securities	117	-	117	-
Securities Available for Sale	$204,891	$-	$199,035	$5,856

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Level 3 Investments Only (dollars in thousands)	Trust Preferred Securities	Corporate Bonds	Trust Preferred Securities	Corporate Bonds
Balance, January 1st	$2,850	$3,006	$3,187	$3,007
Unrealized (losses) gains	(43)	-	58	-
Paydowns	-	-	(7)	-
Impairment charges on Level 3	-	-	-	-
Balance, March 31st	$2,807	$3,006	$3,238	$3,007

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 were as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2014
Impaired loans	$16,458	$-	$-	$16,458
Other real estate owned	1,037	-	-	1,037
SBA servicing assets	3,805	-	-	3,805

December 31, 2013:
Impaired loans	$17,474	$-	$-	$17,474
Other real estate owned	3,921	-	-	3,921
SBA servicing assets	3,477	-	-	3,477

The table below presents additional quantitative information about level 3 assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range Weighted Average

March 31, 2014:

Impaired loans	$16,458	Fair Value of Collateral (1)	Appraised Value (2)	0% - 75% (24%) (4)

Other real estate owned	$1,037	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	26% (4)
SBA Servicing Assets	$3,805	Fair Value	Individual Loan Valuation (3)	(3)

December 31, 2013:

Impaired loans	$17,474	Fair Value of Collateral (1)	Appraised Value (2)	0% - 40% (23%) (4)

Other real estate owned	$3,921	Fair Value of Collateral (1)	Appraised Value (2) Sales Price	4% - 77% (17%) (4)
SBA Servicing Assets	$3,477	Fair Value	Individual Loan Valuation (3)	(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	There is a lack of transactional data in this market place for the non-guaranteed portion of SBA loans.
(4)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presentedas a percent of the appraised value.

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

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Beginning balance	$3,477	$2,340
Additions	304	146
Fair value adjustments	24	5
Ending balance	$3,805	$2,491

Fair Value Assumptions

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

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

An independent, third party pricing service is used to estimate the current fair market value of each CDO held in the investment securities portfolio. The calculations used to determine fair value are based on the attributes of the trust preferred securities, the financial condition of the issuers of the trust preferred securities, and market based assumptions. The INTEX CDO Deal Model Library was utilized to obtain information regarding the attributes of each security and its specific collateral as of March 31, 2014 and December 31, 2013. Financial information on the issuers was also obtained from Bloomberg, the FDIC, the Office of Thrift Supervision and SNL Financial. Both published and unpublished industry sources were utilized in estimating fair value. Such information includes loan prepayment speed assumptions, discount rates, default rates, and loss severity percentages. Due to the current state of the global capital and financial markets, the fair market valuation is subject to greater uncertainty than would otherwise exist.

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

Loans Held For Sale (Carried at Lower of Cost or Fair Value)

The fair values of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

These assets are carried at the lower of cost or fair value.  At March 31, 2014 and December 31, 2013 these assets are carried at current fair value.

SBA Servicing Asset (Carried at Fair Value)

The SBA servicing asset is initially recorded when loans are sold and the servicing rights are retained and recorded on the balance sheet.  Updated fair values are obtained on a quarterly basis and adjustments are presented as loan advisory and servicing fees on the consolidated statement of income. The valuation begins with the projection of future cash flows for each asset based on their unique characteristics, our market-based assumptions for prepayment speeds and estimated losses and recoveries.  The present value of the future cash flows are then calculated utilizing our market-based discount ratio assumptions.  In all cases, we model expected payments for every loan for each quarterly period in order to create the most detailed cash flow stream possible.

The Company uses assumptions and estimates in determining the impairment of the SBA servicing asset.  These assumptions include prepayment speeds and discount rates commensurate with the risks involved and comparable to assumptions used by participants to value and bid serving rights available for sale in the market.  At March 31, 2014 and December 31, 2013, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key assumptions are included in the accompanying table.

(dollars in thousands)	March 31, 2014	December 31, 2013

SBA Servicing Asset

Fair Value of SBA Servicing Asset	$3,805	$3,477

Composition of SBA Loans Serviced for Others
Fixed-rate SBA loans	0%	0%
Adjustable-rate SBA loans	100%	100%
Total	100%	100%

Weighted Average Remaining Term	21.2 years	21.4 years

Prepayment Speed	6.83%	6.72%
Effect on fair value of a 10% increase	$(98)	$(83)
Effect on fair value of a 20% increase	(192)	(163)

Weighted Average Discount Rate	12.39%	13.59%
Effect on fair value of a 10% increase	$(184)	$(162)
Effect on fair value of a 20% increase	(355)	(316)

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$34,310	$34,310	$34,310	$-	$-
Investment securities available for sale	201,262	201,262	-	195,449	5,813
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,567	1,567	-	1,567	-
Loans held for sale	3,796	3,796	-	-	3,796
Loans receivable, net	684,898	677,885	-	-	677,885
SBA servicing assets	3,805	3,805	-	-	3,805
Accrued interest receivable	3,163	3,163	-	3,163	-

Financial liabilities:
Deposits
Demand, savings and money market	$803,258	$803,258	$-	$803,258	$-
Time	76,624	77,055	-	77,055	-
Subordinated debt	22,476	18,098	-	-	18,098
Accrued interest payable	226	226	-	226	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance Sheet Data
Financial assets:
Cash and cash equivalents	$35,880	$35,880	$35,880	$-	$-
Investment securities available for sale	204,891	204,891	-	199,035	5,856
Investment securities held to maturity	21	21	-	21	-
Restricted stock	1,570	1,570	-	1,570	-
Loans held for sale	4,931	5,225	-	-	5,225
Loans receivable, net	667,048	660,237	-	-	660,237
SBA servicing assets	3,477	3,477	-	-	3,477
Accrued interest receivable	3,049	3,049	-	3,049	-

Financial liabilities:
Deposits
Demand, savings and money market	$790,698	$790,698	$-	$790,698	$-
Time	78,836	79,323	-	79,323	-
Subordinated debt	22,476	17,835	-	-	17,835
Accrued interest payable	237	237	-	237	-

Off-Balance Sheet Data
Commitments to extend credit	-	-
Standby letters-of-credit	-	-

Note 8:  Subsequent Events

       On April 22, 2014, the Company issued 11,842,106 shares of its common stock in a private placement for an aggregate purchase price of $45.0 million.  The Company has agreed to, among other things, promptly prepare and file with the SEC, on or before May 21, 2014, a registration statement registering these shares sold in the private placement for resale.

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

Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “would be,” “could be,” “should be,” “probability,” “risk,” “target,” “objective,” “may,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or variations on such expressions.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  For example, risks and uncertainties can arise with changes in: general economic conditions, including turmoil in the financial markets and related efforts of government agencies to stabilize the financial system; business conditions in the financial services industry, including competitive pressure among financial services companies, new service and product offerings by competitors, price pressures and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as may be required by applicable laws or regulations.  Readers should carefully review the risk factors described in the Form 10-K for the year ended December 31, 2013 and other documents the Company files from time to time with the SEC, such as Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K, as well as other filings.

Regulatory Reform and Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most are subject to implementing regulations that have or will be become effective over the course of several years.  Given the complexity associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company’s business activities, require changes to certain of the Company’s business practices, impose upon the Company more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Financial Condition

Assets

Total assets increased by $12.2 million, or 1.3%, to $973.9 million at March 31, 2014, compared to $961.7 million at December 31, 2013, mainly due to increases in both loan and deposit balances during the first three months of 2014.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits comprise this category, which consists of our most liquid assets. The aggregate amount in these two categories decreased by $1.6 million, to $34.3 million at March 31, 2014, from $35.9 million at December 31, 2013.

Loans Held for Sale

Loans held for sale are comprised of loans guaranteed by the U.S. Small Business Administration (“SBA”) which the Company usually originates with the intention of selling in the future.  Total SBA loans held for sale were $3.8 million at March 31, 2014 as compared to $4.9 million at December 31, 2013.  This decrease was driven by the timing of settlement on two loans which closed shortly after December 31, 2013.  Loans held for sale, as a percentage of total Company assets, were less than 1% at March 31, 2014.

Loans Receivable

The loan portfolio represents our largest asset category and is our most significant source of interest income. Our lending strategy is focused on small and medium size businesses and professionals that seek highly personalized banking services.  The loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others. Commercial loans typically range between $250,000 and $5,000,000 but customers may borrow significantly larger amounts up to our legal lending limit to a customer, which was approximately $13.9 million at March 31, 2014.  Loans made to one individual customer, even if secured by different collateral, are aggregated for purposes of the lending limit.

Loans increased $17.5 million, or 2.6%, to $696.8 million at March 31, 2014, compared to $679.3 million at December 31, 2013.  This growth was driven by an increase in quality loan demand in the commercial and industrial, owner occupied real estate, construction and land development, consumer and other, and commercial real estate categories over the first three months of 2014.

Investment Securities

Investment securities considered available-for-sale are investments which may be sold in response to changing market and interest rate conditions, and for liquidity and other purposes.  Our investment securities classified as available-for-sale consist primarily of U.S. Government agency collateralized mortgage obligations (CMO), agency mortgage-backed securities (MBS), municipal securities, corporate bonds, asset-backed securities (ABS), and pooled trust preferred securities (CDO). Available-for-sale securities totaled $201.3 million at March 31, 2014, compared to $204.9 million at December 31, 2013.  The decrease was primarily due to the proceeds from paydowns of securities totaling $6.1 million, partially offset by the purchase of securities totaling $517,000 during the first three months of 2014.  At March 31, 2014, the portfolio had a net unrealized loss of $2.4 million compared to a net unrealized loss of $4.4 million at December 31, 2013.  The change in value of the investment portfolio was driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio during the first quarter of 2014.

Investment securities held-to-maturity are investments for which there is the intent and ability to hold the investment to maturity. These investments are carried at amortized cost. The held-to-maturity portfolio consists primarily of debt securities. At March 31, 2014 and December 31, 2013, securities held to maturity totaled $21,000. At both dates, respective carrying values approximated market values.

Restricted Stock

Restricted stock, which represents required investment in the capital stock of correspondent banks related to available credit facilities, is carried at cost as of March 31, 2014 and December 31, 2013.  As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank (“ACBB”).

At both March 31, 2014 and December 31, 2013, the investment in FHLB of Pittsburgh capital stock totaled $1.4 million.  At both March 31, 2014 and December 31, 2013, ACBB capital stock totaled $143,000.  Both the FHLB and ACBB issued dividend payments during the first quarter of 2014.

Other Real Estate Owned

The balance of other real estate owned decreased to $3.7 million at March 31, 2014 from $4.1 million at December 31, 2013, primarily due to a writedown on one foreclosed property and the sale of another foreclosed property during the first three months of 2014.

Deposits

Deposits, which include non-interest and interest-bearing demand deposits, money market, savings and time deposits, are Republic’s major source of funding. Deposits are generally solicited from the Company’s market area through the offering of a variety of products to attract and retain customers, with a primary focus on multi-product relationships.

Total deposits increased by $10.3 million, or 1.2%, to $879.9 million at March 31, 2014 from $869.5 million at December 31, 2013.  The increase was primarily the result of increases in noninterest-bearing demand deposit balances and money market and savings balances partially offset by a reduction in interest-bearing demand deposit balances and certificate of deposit balances.  Republic has continued to focus on its efforts to gather low-cost, core deposits, intentionally reducing dependence on the more volatile sources of funding in brokered and public fund certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $2.2 million to $65.1 million at March 31, 2014, compared to $62.9 million at December 31, 2013, primarily due to a reduction in accumulated other comprehensive loss associated with unrealized losses in the investment securities portfolio and the net income recognized during the first three months of 2014.  The shift in market value of the securities portfolio resulting in accumulated other comprehensive losses of $1.5 million at March 31, 2014 compared to accumulated other comprehensive losses of $2.8 million at December 31, 2013 was primarily driven by a decrease in market interest rates which drove an increase in value of the bonds held in the Company’s portfolio.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company reported net income of $755,000, or $0.03 per share, for the three months ended March 31, 2014, compared to net income of $992,000, or $0.04 per share, for the three months ended March 31, 2013.  The decrease in net income was primarily driven by gains recognized on the sale of investment securities during the first quarter of 2013 which did not occur in the first quarter of 2014 and an increase in non-interest expenses which were partially offset by an increase in net interest income.

Net interest income was $8.6 million for the three month period ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013.  Interest income increased $548,000 for the three months ended March 31, 2014 compared to March 31, 2013. This increase was primarily due to a $65.2 million increase in average loans outstanding.  Interest expense decreased $198,000, or 15.8%, to $1.1 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. This decrease was primarily due to a 9 basis point decrease in the rate on average deposits outstanding to 0.37%.

Non-interest income decreased by $313,000 to $1.9 million during the three months ended March 31, 2014 compared to $2.2 million during the three months ended March 31, 2013.  The decrease was primarily due to gains on the sale of investment securities recognized during the three months ended March 31, 2013 which did not occur during the three months ended March 31, 2014.

Non-interest expenses increased $685,000 to $9.8 million during the three months ended March 31, 2014 compared to $9.1 million during the three months ended March 31, 2013, primarily due to an increase in salary and employee benefits of $753,000.  This increase was driven by additional staffing costs associated with the Company’s expanded store network, along with annual merit increases for existing employees.

Return on average assets and average equity was 0.32% and 4.76%, respectively, during the three months ended March 31, 2014 compared to 0.42% and 5.76%, respectively, for the three months ended March 31, 2013.

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

Average Balances and Net Interest Income

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Interest-earning assets:
Federal funds sold and other interest-earning assets	$17,829	$12	0.27%	$86,685	$59	0.28%
Investment securities and restricted stock	208,046	1,363	2.62%	183,387	1,159	2.53%
Loans receivable	686,869	8,367	4.94%	621,642	7,977	5.20%
Total interest-earning assets	912,744	9,742	4.33%	891,714	9,195	4.18%
Other assets	42,951			59,736
Total assets	$955,695			$951,450

Interest-earning liabilities:
Demand – non-interest bearing	$169,699			$144,045
Demand – interest bearing	213,980	191	0.36%	170,868	195	0.46%
Money market & savings	400,880	416	0.42%	422,766	502	0.48%
Time deposits	77,468	173	0.91%	114,054	279	0.99%
Total deposits	862,027	780	0.37%	851,733	976	0.46%
Total interest-bearing deposits	692,328	780	0.46%	707,688	976	0.56%
Other borrowings	22,476	276	4.98%	22,476	278	5.02%
Total interest-bearing liabilities	714,804	1,056	0.60%	730,164	1,254	0.70%
Total deposits and other borrowings	884,503	1,056	0.48%	874,209	1,254	0.58%
Non interest-bearing other liabilities	6,901			7,343
Shareholders’ equity	64,291			69,898
Total liabilities and shareholders’ equity	$955,695			$951,450
Net interest income (2)		$8,686			$7,941
Net interest spread			3.73%			3.48%
Net interest margin (2)			3.86%			3.61%

(1)	Yields on investments are calculated based on amortized cost.
(2)
Net interest income and net interest margin are presented on a tax equivalent basis.  Net interest income has been increased over the financial statement amount by $87 and $88 for the three months ended March 31, 2014 and 2013, respectively, to adjust for tax equivalency. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

Rate/Volume Analysis of Changes in Net Interest Income

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of volume and rate changes in net interest income for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. For purposes of this table, changes in interest income and expense are allocated to volume and rate categories based upon the respective changes in average balances and average rates.

	For the three months ended March 31, 2014 vs. 2013
	Changes due to:
(dollars in thousands)	Average Volume	Average Rate	Total Change
Interest earned:
Federal funds sold and other interest-earning assets	$(44)	$(3)	$(47)
Securities	162	42	204
Loans	773	(383)	390
Total interest-earning assets	891	(344)	547

Interest expense:
Deposits
Interest-bearing demand deposits	38	(42)	(4)
Money market and savings	(22)	(64)	(86)
Time deposits	(81)	(25)	(106)
Total deposit interest expense	(65)	(131)	(196)
Other borrowings	-	(2)	(2)
Total interest expense	(65)	(133)	(198)
Net interest income	$956	$(211)	$745

Net Interest Income

The Company’s total tax equivalent interest income increased $547,000, or 5.9%, to $9.7 million for the three months ended March 31, 2014 compared to $9.2 million for the three months ended March 31, 2013.  A $65.2 million increase in average loans receivable and a $24.7 million increase in average investment securities was offset by a 26 basis point decrease in loan yields for the three months ended March 31, 2014 as compared to March 31, 2013.

The Company’s total interest expense decreased $198,000, or 15.8%, to $1.1 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. Average deposit balances increased $10.3 million for the three months ended March 31, 2014 as a result of the Company’s retail focused, customer service strategy, which emphasizes the gathering of low-cost core deposits and has enabled the Company to reduce its dependence on wholesale funding sources like higher cost internet-based certificates of deposit.  The average rate paid on interest-bearing deposits decreased 10 basis points to 0.46% for the three months ended March 31, 2014 compared to 0.56% for the prior year period. The average rate paid on money market and savings deposits decreased 6 basis points to 0.42% for the three months ended March 31, 2014 compared to 0.48% for the prior year period.  The average rate paid on interest-bearing demand deposits decreased 10 basis points to 0.36% for the three months ended March 31, 2014 compared to 0.46% for the prior year period.  Average time deposit balances declined $36.6 million for the three months ended March 31, 2014 primarily as a result of the intentional effort to reduce balances of non-core, internet-based CDs.  The maturity and rollover of higher cost core customer time deposits resulted in the decrease in the average rate paid on time deposits of 8 basis points to 0.91% for the three months ended March 31, 2014 compared to the same prior year period.  Accordingly, rates on total interest-bearing liabilities decreased 10 basis points during the three months ended March 31, 2014.

The tax equivalent net interest margin increased 25 basis points to 3.86% for the three months ended March 31, 2014, compared to 3.61% for the three months ended March 31, 2013 and the Company’s tax equivalent net interest income increased by $745,000, or 9.4%, to $8.7 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013.

Provision for Loan Losses

The provision for loan losses is charged to operations in an amount necessary to bring the total allowance for loan losses to a level that management believes is adequate to absorb inherent losses in the loan portfolio.  The Company recorded no provision for loan losses for both three month periods ended March 31, 2014 and March 31, 2013.  During both periods, increases in the allowance required for loans individually evaluated for impairment were offset by a decrease in the allowance required for loans collectively evaluated for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

Non-Interest Income

Total non-interest income decreased $313,000 to $1.9 million for the three months ended March 31, 2014, compared to $2.2 million for the three months ended March 31, 2013.  The decrease was primarily due to gains on the sale of investment securities totaling $703,000 during the three months ended March 31, 2013 which were not recognized during the three months ended March 31, 2014.  The Company also recorded income from legal settlements in the amount of $238,000 during the prior year quarter.  These were partially offset by an increase of $504,000 in gains on the sale of SBA loans for the three months ended March 31, 2014 compared to March 31, 2013 as a result of higher SBA loan originations during the current period and a $99,000 increase in loan advisory and servicing fees.

Non-Interest Expenses

Total non-interest expenses increased $685,000 to $9.8 million for the three months ended March 31, 2014 as compared to $9.1 million for the three months ended March 31, 2013.  Salaries and employee benefits increased $753,000 for the three months ended March 31, 2014 as compared to the prior year period. In addition, occupancy expense increased $194,000 for the period as the Company is executing a growth strategy of adding and relocating store locations.  Data processing expense increased $192,000 for the three months ended March 31, 2014 as compared to the prior year period as a result of a refund received during the prior year period from a service provider.  The increases were partially offset by a reduction for the period of $571,000 in other real estate owned expenses, primarily due to reduced writedowns on foreclosed properties.

Benefit for Income Taxes

The Company recorded a benefit for income taxes of $41,000 for the three months ended March 31, 2014, compared to a $26,000 benefit for the three months ended March 31, 2013.  The $41,000 benefit recorded during the first three months of 2014 was the net result of a tax provision in the amount of $202,000 calculated on the net profit generated during the period using the Company’s normal estimated tax rate, offset by an adjustment to the deferred tax asset valuation allowance in the amount of $243,000.  The effective tax rates for the three-month periods ended March 31, 2014 and 2013 were 28% and 28%, respectively, excluding an adjustment to the deferred tax asset valuation allowance.

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

In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available.  Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of March 31, 2014 and December 31, 2013.

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

The net deferred tax asset balance before consideration of a valuation allowance was $20.5 million as of March 31, 2014 and $21.4 million as of December 31, 2013.  After assessment of all available tax planning strategies, the Company determined that a partial valuation allowance in the amount of $15.1 million as of March 31, 2014 and $15.3 million as of December 31, 2013 should be recorded.

The deferred tax asset will continue to be analyzed on a quarterly basis for changes affecting realizability.  When the determination is made to include projections of future taxable income as a factor in recovering the deferred tax asset, the valuation allowance will be reduced accordingly resulting in a corresponding increase in net income.

Commitments, Contingencies and Concentrations

Financial instruments, whose contract amounts represent potential credit risk, were commitments to extend credit of approximately $121.0 million and $109.3 million, and standby letters of credit of approximately $2.3 million and $2.7 million, at March 31, 2014 and December 31, 2013, respectively. These financial instruments constitute off-balance sheet arrangements.  Commitments often expire without being drawn upon.  Substantially all of the $121.0 million of commitments to extend credit at March 31, 2014 were committed as variable rate credit facilities.

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

Regulatory Matters

The following table presents the capital regulatory ratios for both Republic and the Company as of March 31, 2014, and December 31, 2013 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under regulatory capital guidelines
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2014:

Total risk based capital
Republic	$93,810	11.17%	$67,188	8.00%	$83,985	10.00%
Company	94,890	11.29%	67,241	8.00%	-	-%
Tier one risk based capital
Republic	83,294	9.92%	33,594	4.00%	50,391	6.00%
Company	84,366	10.04%	33,621	4.00%	-	-%
Tier one leveraged capital
Republic	83,294	8.76%	38,017	4.00%	47,522	5.00%
Company	84,366	8.86%	38,068	4.00%	-	-%

At December 31, 2013:

Total risk based capital
Republic	$92,493	11.38%	$65,038	8.00%	$81,297	10.00%
Company	93,848	11.53%	65,092	8.00%	-	-%
Tier one risk based capital
Republic	82,305	10.12%	32,519	4.00%	48,778	6.00%
Company	83,652	10.28%	32,546	4.00%	-	-%
Tier one leveraged capital
Republic	82,305	8.46%	38,921	4.00%	48,651	5.00%
Company	83,652	8.59%	38,971	4.00%	-	-%

Dividend Policy

The Company has not paid any cash dividends on its common stock.  The Company has no plans to pay cash dividends in 2014.  The Company’s ability to pay dividends depends primarily on receipt of dividends from the Company’s subsidiary, Republic.  Dividend payments from Republic are subject to legal and regulatory limitations.  The ability of Republic to pay dividends is also subject to profitability, financial condition, capital expenditures and other cash flow requirements.

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

The Company’s target and actual liquidity levels are determined by comparisons of the estimated repayment and marketability of interest-earning assets with projected future outflows of deposits and other liabilities. The Company’s most liquid assets, comprised of cash and cash equivalents on the balance sheet, totaled $34.3 million at March 31, 2014, compared to $35.9 million at December 31, 2013.  Loan maturities and repayments are another source of asset liquidity. At March 31, 2014, Republic estimated that more than $45.0 million of loans would mature or repay in the six-month period ending September 30, 2014. Additionally, a significant portion of its investment securities are available to satisfy liquidity requirements if necessary.  At March 31, 2014, the Company had outstanding commitments (including unused lines of credit and letters of credit) of $123.3 million. Certificates of deposit scheduled to mature in one year totaled $49.9 million at March 31, 2014. The Company anticipates that it will have sufficient funds available to meet its current commitments.

Daily funding requirements have historically been satisfied by generating core deposits and certificates of deposit with competitive rates, buying federal funds or utilizing the credit facilities of the Federal Home Loan Bank System (“FHLB”). The Company has established a line of credit with the FHLB of Pittsburgh with total borrowing capacity in the amount of $369.3 million as of March 31, 2014.  As of March 31, 2014 and December 31, 2013, the Company had no outstanding term borrowings with the FHLB.  The Company had no short-term borrowings at both March 31, 2014 and December 31, 2013.  The Company has also established a contingency line of credit of $10.0 million with Atlantic Central Bankers Bank (“ACBB”) to assist in managing its liquidity position. The Company had no amounts outstanding against the ACBB line of credit at both March 31, 2014 and December 31, 2013.

Additionally, on April 22, 2014, the Company issued 11.8 million shares of its common stock in a private placement for an aggregate purchase price of $45.0 million.  The Company expects to use the proceeds of this private placement for general corporate purposes.

Investment Securities Portfolio

At March 31, 2014, the Company identified certain investment securities that were being held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as available for sale and are intended to increase the flexibility of the Company’s asset/liability management.  Available for sale securities consist primarily of U.S Government Agency mortgage-backed securities (MBS), agency collateralized mortgage obligations (CMO), municipal securities, corporate bonds, asset-backed securities and pooled trust preferred securities (CDO).  Available-for-sale securities totaled $201.3 million and $204.5 million as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, the portfolio had net unrealized losses of $2.4 million and $4.4 million, respectively.

Loan Portfolio

The Company’s loan portfolio consists of secured and unsecured commercial loans including commercial real estate, construction loans, residential mortgages, automobile loans, home improvement loans, home equity loans and lines of credit, overdraft lines of credit and others.  Commercial loans are primarily secured term loans made to small to medium-sized businesses and professionals for working capital, asset acquisition and other purposes. Commercial loans are originated as either fixed or variable rate loans with typical terms of 1 to 5 years. Republic’s commercial loans typically range between $250,000 and $5,000,000 million but customers may borrow significantly larger amounts up to Republic’s combined legal lending limit, which was approximately $13.9 million at March 31, 2014.  Individual customers may have several loans often secured by different collateral.

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

The following table shows information concerning loan delinquency and non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Loans accruing, but past due 90 days or more	$-	$-
Non-accrual loans	10,376	10,420
Total non-performing loans(1)	10,376	10,420
Other real estate owned	3,696	4,059
Total non-performing assets(1)	$14,072	$14,479

Non-performing loans as a percentage of total loans, net of unearned income(1)	1.49%	1.53%
Non-performing assets as a percentage of total assets	1.44%	1.51%

(1)
Non-performing loans are comprised of (i) loans that are on non-accrual basis and (ii) accruing loans that are 90 days or more past due. Non-performing assets are composed of non-performing loans and other real estate owned.

The Company has reduced non-performing asset balances by $407,000, or 3%, as of March 31, 2014 when compared to December 31, 2013.  Non-accrual loans decreased $44,000 to $10.4 million at March 31, 2014, from $10.4 million at December 31, 2013. In addition to non-accrual loans, impaired loans also include loans that are currently performing but potential credit concerns with the borrowers’ financial condition have caused management to have doubts as to the ability of such borrowers to continue to comply with present repayment terms. At March 31, 2014 and December 31, 2013, all identified impaired loans are internally classified and individually evaluated for impairment in accordance with the guidance under ASC 310.

Republic had delinquent loans as follows: (i) 30 to 59 days past due, in the aggregate principal amount of $17.3 million and $21.5 million at March 31, 2014 and December 31, 2013, respectively; (ii) 60 to 89 days past due, at March 31, 2014 and December 31, 2013, in the aggregate principal amount of $2.2 and $7.0 million, respectively. Delinquent loans are currently in the process of collection and management believes they are supported by adequate collateral.

Other Real Estate Owned

The balance of other real estate owned decreased by $363,000 to $3.7 million at March 31, 2014 from $4.1 million at December 31, 2013 primarily due to the writedown on one foreclosed property and the sale of another foreclosed property during the first three months of 2014.

  The following table presents a reconciliation of other real estate owned for the three months ended March 31, 2014 and the year ended December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013
Beginning Balance, January 1st	$4,059	$8,912
Additions	-	246
Valuation adjustments	(300)	(2,740)
Dispositions	(63)	(2,359)
Ending Balance	$3,696	$4,059

At March 31, 2014, the Company had no credit exposure to “highly leveraged transactions” as defined by the FDIC.

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

An analysis of the allowance for loan losses for the three months ended March 31, 2014 and 2013, and the twelve months ended December 31, 2013 is as follows:

(dollars in thousands)	For the three months ended March 31, 2014	For the twelve months ended December 31, 2013	For the three months ended March 31, 2013

Balance at beginning of period	$12,263	$9,542	$9,542
Charge-offs:
Commercial real estate	-	1,291	60
Construction and land development	20	60	55
Commercial and industrial	283	611	-
Owner occupied real estate	-	320	-
Consumer and other	10	75	75
Total charge-offs	313	2,357	190
Recoveries:
Commercial real estate	-	54	-
Construction and land development	-	-	-
Commercial and industrial	-	63	1
Owner occupied real estate	-	-	-
Consumer and other	-	26	-
Total recoveries	-	143	1
Net charge-offs	313	2,214	189
Provision for loan losses	-	4,935	-
Balance at end of period	$11,950	$12,263	$9,353

Average loans outstanding(1)	$686,869	$640,233	$621,642
As a percent of average loans:(1)
Net charge-offs (annualized)	0.18%	0.35%	0.12%
Provision for loan losses (annualized)	-%	0.77%	-%
Allowance for loan losses	1.74%	1.92%	1.50%
Allowance for loan losses to:
Total loans, net of unearned income	1.71%	1.81%	1.49%
Total non-performing loans	115.17%	117.69%	61.88%

(1) Includes non-accruing loans.

The Company did not record a provision for loan losses during the three month periods ended March 31, 2014 and March 31, 2013.  During the first quarter of 2014 and 2013, increases in allowances required for loans individually evaluated for impartment were offset by a decrease in the allowance required for loans collectively evaluated for impairment.  The decrease associated with loans collectively evaluated for impairment was driven by a reduction in the factor used in the calculation related to historical charge-offs which has declined as a result of lower charge-offs in recent years.

The allowance for loan losses as a percentage of non-performing loans (coverage ratio) was 115.17% at March 31, 2014, compared to 117.69% at December 31, 2013 and 61.88% at March 31, 2013. Total non-performing loans were $10.4 million, $10.4 million and $15.1 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

Serious delinquency is often the first indicator of a potential charge-off. Reductions in appraised collateral values and deteriorating financial condition of borrowers and guarantors are factors considered when evaluating potential charge-offs. The likelihood of possible recoveries or improvements in a borrower’s financial condition are also assessed when considering a charge-off.  The Company recorded net charge-offs of $313,000 during the three month period ended March 31, 2014, compared to $189,000 during the three month period ended March 31, 2013.

Partial charge-offs of non-performing and impaired loans can significantly reduce the coverage ratio and other credit loss statistics due to the fact that the balance of the allowance for loan losses will be reduced while still carrying the remainder of a non-performing loan balance in the impaired loan category.  The amount of non-performing loans for which partial charge-offs have been recorded amounted to $6.1 million at March 31, 2014 compared to $6.2 million at December 31, 2013.

The following table provides additional analysis of partially charged-off loans.

(dollars in thousands)	March 31, 2014	December 31, 2013
Total nonperforming loans	$10,376	$10,420
Nonperforming and impaired loans with partial charge-offs	6,051	6,236

Ratio of nonperforming loans with partial charge-offs to total loans	0.87%	0.92%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	58.32%	59.85%
Coverage ratio net of nonperforming loans with partial charge-offs	197.49%	196.65%

The Company’s charge-off policy is reviewed on an annual basis and updated as necessary.  During the three month period ended March 31, 2014, there were no changes made to this policy.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 24, 2014.

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

Changes in Internal Controls

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2014 that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter ended March 31, 2014.

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

ITEM 1A. RISK FACTORS

Significant risk factors could adversely affect the Company’s business, financial condition and results of operation.  Risk factors discussing these risks can be found in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. You should carefully consider these risk factors. The risks described in the Company’s Form 10-K and Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and  2013, (iii)  Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2104 and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014  and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC FIRST BANCORP, INC.

Date: May 09, 2014	By:	/s/ Harry D. Madonna
Harry D. Madonna
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 09, 2014	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)